Form 10-Q
period 2017-03-31
Veritone, Inc.
filed 2017-06-26
CIK 1615165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-38093

Veritone, Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-1161641
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

575 Anton Blvd., Costa Mesa, CA 92626

(Address of principal executive offices, including zip code)

(888) 507-1737

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Emerging growth company  ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

As of May 31, 2017, there were 14,924,072 shares of common stock outstanding.

VERITONE, INC.

QUARTERLY REPORT ON FORM 10-Q

March  31, 2017

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and we intend that such forward-looking statements be subject to the safe harbors created thereby. For this purpose, any statements made in this quarterly report on Form 10-Q that are not historical or current facts may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “anticipates,” “believes,” “seeks,” “estimates,” “expects,” “intends,” “continue,” “can,” “may,” “plans,” “potential,” “projects,” “should,” “could,” “will,” “would” or similar expressions and the negatives of those expressions are intended to identify forward-looking statements. Such statements include, but are not limited to, any statements that refer to projections of our future financial condition and results of operations, capital needs and financing plans, competitive position, industry environment, potential growth and market opportunities, acquisition plans and strategies, compensation plans, governance structure and policies and/or the price of our common stock.

The forward-looking statements included herein represent our management’s current expectations and assumptions based on information available as of the date of this report. These statements involve numerous known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that could cause our actual results to differ materially from our forward-looking statements include, but are not limited to, those discussed in more detail in Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of Part I and in Item 1A (Risk Factors) of Part II of this Quarterly Report on Form 10-Q. Readers should carefully review these risks, as well as the additional risks described in other documents we file from time to time with the Securities and Exchange Commission. In light of the significant risks and uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that such results will be achieved, and readers are cautioned not to place undue reliance on such forward-looking information, which speak only as of the date of this report.

Moreover, we operate in an evolving environment. New risks and uncertainties emerge from time-to-time and it is not possible for our management to predict all risks and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual future results to be materially different from those expressed or implied by any forward-looking statements.

Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. We qualify all of our forward-looking statements by these cautionary statements.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

VERITONE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share and share data)

(Unaudited)

	As of
	March 31,	December 31,
	2017	2016
ASSETS
Cash and cash equivalents	$8,782	$12,078
Accounts receivable, net of allowance for doubtful accounts of $67 and $0, respectively	7,682	4,834
Expenditures billable to clients	4,868	3,384
Prepaid expenses and other current assets	3,182	1,071

Total current assets	24,514	21,367

Property, equipment and improvements, net	57	68
Capitalized software, net	273	321
Other assets	1,500	592

Total assets	$26,344	$22,348

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts payable	$17,093	$12,321
Accrued liabilities	9,074	9,837
Customer advances	5,853	1,841
Convertible notes payable, net of discounts and issuance costs of $7,264 and $6,898, respectively	15,323	13,388
Warrant liability	3,996	7,114

Total current liabilities	51,339	44,501

Other liabilities	22	22

Total liabilities	51,361	44,523

Commitments and contingencies (Note 7)

Redeemable convertible preferred stock:
Series B Preferred Stock, par value $0.001 per share; 3,092,781 shares authorized, issued and outstanding (aggregate liquidation preference of $18,487 and $18,138 at March 31, 2017 and December 31, 2016, respectively)	18,102	17,897
Series A Preferred Stock, par value $0.001 per share; 5,666,667 shares authorized; 3,914,697 shares issued and outstanding (aggregate liquidation preference of $8,514 and $8,353 at March 31, 2017 and December 31, 2016, respectively)	5,767	5,453

Total redeemable convertible preferred stock	23,869	23,350

Stockholders’ equity (deficit):
Common stock, par value $0.001 per share; 38,500,000 shares authorized; 2,779,803 and 2,620,803 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	4	4
Additional paid-in capital	3,266	(293)
Accumulated deficit	(52,156)	(45,236)

Total stockholders’ equity (deficit)	(48,886)	(45,525)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$26,344	$22,348

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share and share data)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net revenues	$3,108	$2,076
Cost of revenues	196	320

Gross profit	2,912	1,756

Operating expenses:
Selling and marketing	2,599	1,646
Research and development	3,264	1,530
General and administrative	3,680	2,510

Total operating expenses	9,543	5,686

Loss from operations	(6,631)	(3,930)

Other income (expense), net	786	(31)

Loss before provision for income taxes	(5,845)	(3,961)
Provision for income taxes	2	2

Net loss	(5,847)	(3,963)
Accretion of redeemable convertible preferred stock	(1,073)	(794)

Net loss attributable to common stockholders	$(6,920)	$(4,757)

Net loss per share attributable to common stockholders:
Basic and diluted	$(3.09)	$(3.86)

Weighted average shares outstanding attributable to common stockholders:
Basic and diluted	2,239,392	1,231,225

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITONE, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2016	2,620,803	$4	$(293)	$(45,236)	$(45,525)
Repurchase of common stock	(7,500)	—	(56)	—	(56)
Common stock issued to convertible note payable holders	165,000	—	2,016	—	2,016
Issuance of warrants	—	—	549	—	549
Modification of warrants	—	—	371	—	371
Beneficial conversion feature	—	—	554	—	554
Stock-based compensation expense	—	—	125	—	125
Issuance of restricted stock	1,500	—	—	—	—
Accretion of redeemable convertible preferred stock	—	—	—	(1,073)	(1,073)
Net loss	—	—	—	(5,847)	(5,847)

Balance as of March 31, 2017	2,779,803	$4	$3,266	$(52,156)	$(48,886)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(5,847)	$(3,963)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	59	31
Intangible asset impairment charges	—	500
Amortization of debt discounts and issuance costs	2,054	—
Change in fair value of warrant liability	(3,118)	—
Provision for doubtful accounts	67	—
Stock-based compensation expense	125	42
Changes in assets and liabilities:
Accounts receivable	(2,915)	(2,591)
Expenditures billable to clients	(1,484)	(1,478)
Prepaid expenses and other current assets	(2,111)	137
Accounts payable	4,328	(10,025)
Accrued liabilities	(282)	2,720
Customer advances	4,012	(50)

Net cash used in operating activities	(5,112)	(14,677)

Cash flows from investing activities:
Addition to intangible assets	(30)	—

Net cash used in investing activities	(30)	—

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable	2,000	—
Deferred offering costs	(83)	—
Debt issuance costs	(15)	—
Payment to repurchase common stock	(56)	—

Net cash provided by financing activities	1,846	—

Net decrease in cash and cash equivalents	(3,296)	(14,677)
Cash and cash equivalents, beginning of period	12,078	19,197

Cash and cash equivalents, end of period	$8,782	$4,520

Supplemental Disclosure of Cash Flow Information
Non-cash investing and financing activities:
Unpaid deferred IPO costs	$263	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITONE, INC.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

(Unaudited)

Note 1. Description of Business and Basis of Presentation

Description of Business

Veritone, Inc., a Delaware corporation, (“Veritone”) (together with its wholly-owned subsidiaries, collectively, the Company) is a cloud-based cognitive software company that extracts understanding from unstructured audio and video data. Veritone’s platform incorporates patented technology to manage and integrate a wide variety of artificial intelligence processes, through the orchestration of machine learning algorithms known as cognitive engines to mimic human cognitive functions such as perception, reasoning, prediction and problem solving to transform unstructured data. The Company’s artificial intelligence (“AI”) platform stores the cognitive engine results in a searchable, time-correlated index, creating an online, searchable library of audio and video data that enables analysis and automated business solutions. Because of its open architecture, additional cognitive engines can be readily added to the platform, and new applications can be added by the Company or third parties to leverage the platform for a broad range of industries that capture or use audio and video data, including, without limitation, media, politics, legal and other commercial and government vertical markets. In addition, the Company operates a full service advertising agency. The Company’s expertise in media buying, planning and creative development, coupled with its proprietary technology platform, enables the Company to deliver and analyze the effectiveness of advertising in a way that is simple, scalable and trackable.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. Such unaudited condensed consolidated financial statements and accompanying notes are the representations of the Company’s management, who is responsible for their integrity and objectivity. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements presented in the Company’s final prospectus dated May 11, 2017 (the “Prospectus”) contained in the Company’s Registration Statement on Form S-1 (Reg. No. 333-216726).

The accompanying condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which are normal and recurring, necessary to fairly state its financial position, results of operations and cash flows. All significant intercompany transactions have been eliminated in consolidation. The financial data and the other information disclosed in these notes to the condensed consolidated financial statements reflected in the three-month periods presented are unaudited. The December 31, 2016 balance sheet included herein was derived from the audited financial statements, but does not include all disclosures or notes required by GAAP for complete financial statements.

Use of Accounting Estimates

The preparation of the accompanying condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the accompanying condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The principal estimates relate to the valuation of common stock, stock awards, and stock warrants. Actual results could differ from those estimates.

VERITONE, INC.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes in the Company’s significant accounting policies from those that were disclosed in the Prospectus.

Revenue Recognition

Net revenues for the three-month periods presented were comprised of the following:

	Three Months Ended March 31,
	2017	2016
Media agency revenues	$2,899	$2,036
AI platform revenues	209	40

Total net revenues	$3,108	$2,076

During the three months ended March 31, 2017 and 2016, the Company made $26,723 and $18,076 in gross media placements, of which $19,423 and $15,023, respectively, were billed directly to customers. Of the amounts billed directly to customers, $16,524 and $12,987 represented media-related costs netted against billings during the three months ended March 31, 2017 and 2016, respectively.

Earnings Per Share

The following table presents the computation of basic and diluted net loss per common share:

	Three Months Ended March 31,
	2017	2016
Historical net loss per share
Numerator
Net loss	$(5,847)	$(3,963)
Accretion of redeemable convertible preferred stock	(1,073)	(794)

Net loss attributable to common stockholders	$(6,920)	$(4,757)

Denominator
Weighted-average common shares outstanding	2,577,919	1,305,866
Less: Weighted-average shares subject to repurchase	(338,527)	(74,641)

Denominator for basic and diluted net loss per share attributable to common stockholders	2,239,392	1,231,225

Basic and diluted net loss per share attributable to common stockholders	$(3.09)	$(3.86)

VERITONE, INC.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

(Unaudited)

Potentially dilutive securities that were not included in the calculation of diluted net loss per share attributable to common stockholders because their effect would be anti-dilutive are as follows (in common equivalent shares):

	Three Months Ended March 31,
	2017	2016
Common stock subject to repurchase	175,555	70,076
Common stock options	656,116	756,128
Warrants to purchase common stock	2,383,815	—
Shares issuable upon conversion of the Acacia Note	1,512,392	—
Shares issuable upon conversion of Bridge Loan	147,302	—
Shares issuable upon conversion of redeemable convertible preferred stock	5,181,416	4,798,613

	10,056,596	5,624,817

Fair Value of Financial Instruments

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy, which is based on three levels of inputs, the first two of which are considered observable and the last unobservable, that may be used to measure fair value, is as follows:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

•	Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company’s financial instruments, other than its stock warrants, consist primarily of cash and cash equivalents, accounts receivable, accounts payable and convertible notes payable. The Company has determined that the carrying values of these instruments for the periods presented approximate fair value due to their short-term nature and the relatively stable current interest rate environment.

The Company’s stock warrants are categorized as Level 3 within the fair value hierarchy. Stock warrants have been recorded at their fair value using a probability-weighted expected weighted return model. This model incorporates contractual terms, maturity, risk free rates and volatility. The value of the Company’s stock warrants would increase if a higher risk free interest rate were used, and the value of the Company’s stock warrants would decrease if a lower risk free interest rate were used. Similarly, a higher volatility assumption would increase the value of the stock warrants, and a lower volatility assumption would decrease the value of the stock warrants. The unobservable inputs for Level 3 fair value measurements and fair value calculations are developed and determined by the Company’s management with the assistance of a third party valuation specialist.

VERITONE, INC.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

(Unaudited)

The following table summarizes quantitative information with respect to the significant unobservable inputs used for the Company’s stock warrants that are categorized as Level 3 within the fair value hierarchy:

March 31, 2017
Volatility	65.0%
Risk free rate	0.92%
Discount for lack of marketability	10.0%

The following table represents a reconciliation of the Level 3 measurement of the Company’s Primary Warrant (see related discussion in Note 3):

Balance, December 31, 2016	$7,114
Less: Change in fair value of warrant liability	(3,118)

Balance, March 31, 2017	$3,996

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount that the entity expects to be entitled to receive when products are transferred to customers. ASU 2014-09 will be effective for the Company in its year ended December 31, 2019, and for interim periods beginning with its first quarter of 2020. Early adoption is permitted. Subsequently, the FASB has issued the following standards related to ASU 2014-09: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations; ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; and ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The Company must adopt ASU 2016-08, ASU 2016-10, ASU 2016-12 and 2016-20 with ASU 2014-09 (collectively, the “new revenue standards”). The new revenue standards may be applied retrospectively to each prior period presented or prospectively with the cumulative effect recognized as of the date of adoption. The Company is currently evaluating the method and timing of its adoption and the impact of adopting the new revenue standards on its consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015–17, “Income Taxes: Balance Sheet Classification of Deferred Taxes (Topic 740),” to require that deferred tax liabilities and assets be classified entirely as non-current. This amended guidance is effective for fiscal years beginning after December 15, 2017, including interim periods beginning after December 15, 2018. Early adoption is permitted, and the amended guidance may be applied prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” The amendments under this pronouncement will change the way all leases with duration of one year of more are treated. Under this guidance, lessees will be required to capitalize virtually all leases on the balance sheet as a right-of-use asset and an associated financing lease liability or capital lease liability. The right-of-use asset represents the lessee’s right to use, or control the use of, a specified asset for the specified lease term. The lease liability represents the lessee’s obligation to make lease payments arising from the lease, measured on a discounted basis. Based on certain characteristics, leases are classified as financing leases or operating leases. Financing lease liabilities, those that contain provisions similar to capitalized leases, are amortized in the same manner as capital leases are amortized under current accounting rules, as amortization expense and interest expense in the statement of operations. Operating lease liabilities are amortized on a straight-line basis over the life of the lease as lease expense in the statement of operations. This update is effective for annual reporting periods beginning after December 15, 2019 and interim periods within fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact this standard will have on its policies and procedures pertaining to its existing and future lease arrangements, disclosure requirements and on its consolidated financial statements.

VERITONE, INC.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

(Unaudited)

In March 2016, the FASB issued ASU No. 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and treatment of forfeitures. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 and interim periods within fiscal years beginning after December 15, 2018, and early adoption is permitted. The Company is currently evaluating the potential impact that this new standard will have on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230),” a consensus of the FASB’s Emerging Issues Task Force,” which provides guidance intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2018 and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted. This adoption is not expected to have any significant impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” These amendments eliminate Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. Effective for public business entities that are SEC filers for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. ASU 2017-04 should be adopted on a prospective basis. The Company does not anticipate that the adoption of ASU 2017-04 will have a material impact on its consolidated financial statements.

NOTE 3. CONVERTIBLE NOTES PAYABLE

In March 2017, the Company and Acacia Research Corporation (“Acacia”) amended certain terms of the warrants that were included in the Investment Agreement that was entered into by the two companies on August 15, 2016 (refer to the Company’s Prospectus for the full discussion of the Investment Agreement). If the Company completes an initial public offering (“IPO”) of its common stock with gross proceeds of at least $15,000 (a “Qualifying IPO”), the exercise price for all warrants issued to Acacia will be the lower of $13.6088 or the price of common stock issued in the IPO (see discussion of the IPO in Note 8). Also, the Primary Warrant will automatically be exercised upon the Company completing a Qualifying IPO. As a result of this amendment, the fair value of the Primary Warrant decreased by $3,118 and the credit associated with the reduction in fair value was recorded as a gain in Other Income (Expense) in the Company’s condensed consolidated statement of operations for the three months ended March 31, 2017.

In March 2017, the Company entered into a Note Purchase Agreement with Acacia and Veritone LOC I, LLC (“VLOC”) (collectively, the “Lenders”), which provides for a line of credit of up to $8,000 (the “Bridge Loan”). The convertible promissory notes issued to the Lenders pursuant to the Bridge Loan accrue interest at the rate of eight percent (8%) per annum, compounded quarterly, and such accrued interest amounted to $5 as of March 31, 2017. The borrowings are due and payable on November 25, 2017, and the Company’s obligations under this facility are secured by a security interest in substantially all of the assets of the Company, which is of equal priority to the security interests of Acacia under the Convertible Note Payable. The Company drew down the initial $2,000 installment under the Bridge Loan upon the execution of the Note Purchase Agreement, and the remaining amounts could be drawn down in tranches of $2,000 per month commencing April 15, 2017; provided, however, that if the Company’s IPO was not completed by April 30, 2017, the Lenders could, but were not obligated to, continue making advances under the Bridge Loan after that date. The Note Purchase Agreement provided that, upon the completion of a Qualifying IPO, the outstanding borrowings under the Bridge Loan, including accrued interest, would automatically be converted into shares of the Company’s common stock at a conversion price per share equal to the lesser of (i) $13.6088 and (ii) the IPO price per share to the public. In addition, the Note Purchase Agreement provided that, immediately prior to the completion of the IPO, the Lenders would have the option to fund the remaining undrawn amounts under the Bridge Loan, which amounts would then be automatically converted as provided above. Upon the execution of the Note Purchase Agreement, the Company issued an aggregate of 120,000 shares of the

VERITONE, INC.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

(Unaudited)

Company’s common stock to the Lenders. In addition, the Note Purchase Agreement provided that, upon the funding of each $2,000 installment, the Company would issue to the Lenders, in the aggregate, (a) an additional 45,000 shares of the Company’s common stock, and (b) fully vested warrants to purchase a number of shares of the Company’s common stock equal to the greater of (i) 60,000 shares of common stock, and (ii) 0.375% of the Company’s fully diluted shares outstanding following completion of the IPO. Such warrants have a term of ten years following the date of issuance and have an exercise price per share equal to the lower of $13.6088 or the IPO price per share to the public. The members of VLOC include entities controlled by Chad Steelberg and Ryan Steelberg, the Company’s Chief Executive Officer and President, respectively, who own 50% of the VLOC’s membership interests, and certain holders of the Company’s redeemable convertible preferred stock.

The following table represents a reconciliation of the principal amounts of the First Loan, Second Loan and the Bridge Loan (as described above) to the convertible notes payable included in the condensed consolidated balance sheets as of:

	March 31,	December 31,
	2017	2016
First Loan principal, August 15, 2016	$10,000	$10,000
Second Loan principal, November 25, 2016	10,000	10,000
Bridge Loan principal, March 15, 2017	2,000	—
Debt discounts associated with stock warrants, net	(7,172)	(6,793)
Debt issuance costs, net	(92)	(105)
Accrued interest	587	286

Convertible notes payable, March 31, 2017	$15,323	$13,388

NOTE 4. REDEEMABLE CONVERTIBLE PREFERRED STOCK

As of March 31, 2017 and December 31, 2016, the holders of Series B preferred stock had a liquidation preference over the holders of Series A preferred stock and common stock in the amount of approximately $5.98 and $5.86 per share, respectively. As of March 31, 2017 and December 31, 2016, the holders of Series A preferred stock had a liquidation preference over the holders of common stock in the amount of approximately $2.17 and $2.14 per share, respectively.

As of March 31, 2017, the Company had recorded the amount of the beneficial conversion feature of the Series B and Series A preferred stock amounting to $226 and $328, respectively, as the respective conversion prices for such shares were less than the fair market value of the underlying preferred stock. The beneficial conversion feature had been accumulated since the last anniversary date of the issuance of the Series B and Series A preferred stock. The beneficial conversion feature resulted in the recording of a discount against the preferred stock and a corresponding credit to the Company’s additional paid in capital. The amortization of the discount for the Series B and Series A preferred stock during the three months ended March 31, 2017 was $57 and $82, respectively, and was presented as an addition to accretion of redeemable convertible preferred stock in the Company’s statement of operations for that period. The amount of the beneficial conversion feature and the related accretion of redeemable convertible preferred stock were not material to the Company’s financial statements as of and for the year ended December 31, 2016, respectively.

The redeemable convertible preferred stock is convertible into shares of the Company’s common stock at the option of the holders but will automatically convert into shares of the Company’s common stock upon the closing of an IPO with gross proceeds to the Company of at least $15,000. In the event of a conversion to common stock, the holders of the redeemable convertible preferred stock will receive one share of the Company’s common stock for each share of redeemable convertible preferred stock converted, multiplied by (i) the share’s original issuance price plus the liquidation preference of such share divided by (ii) the share’s original issue price, with cash paid for any fractional shares. As of March 31, 2017 and December 31, 2016, each share of Series B and Series A preferred stock was convertible into approximately 0.74 and 0.73 shares of common stock, respectively.

VERITONE, INC.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

(Unaudited)

NOTE 5. STOCKHOLDERS’ EQUITY (DEFICIT)

Reverse Split

In April 2017, the Company’s Board of Directors and stockholders approved a 0.6-for-1.0 reverse split of the Company’s common stock, which was effected on April 20, 2017 (the “Reverse Split”). In connection with the reverse split, each share of the Company’s issued and outstanding common stock was converted and combined into 0.6 shares of common stock. No fractional shares were issued in connection with the reverse split, and any fractional shares resulting from the Reverse Split will be cashed out. The Company has reflected the effect of the Reverse Split in these financial statements as if it had occurred at the beginning of the earliest period presented. As a result of the Reverse Split, the conversion price of each series of preferred stock was proportionally increased.

Common Stock

As of March 31, 2017 and December 31, 2016, the Company had authorized 38,500,000 shares of common stock, $0.001 par value per share. During the three months ended March 31, 2017, the Company issued an aggregate of 120,000 shares of common stock to the Bridge Loan Lenders upon execution of the Note Purchase Agreement and an aggregate of 45,000 shares of common stock in connection with the $2,000 borrowing in March 2017. Also, the Company issued 1,500 shares of restricted common stock to an employee under the 2014 Stock Option/Stock Issuance Plan.

Dispute Settlement

On December 23, 2016, the Company entered into a settlement agreement and release relating to certain claims by a former employee, pursuant to which the Company paid to the former employee a lump sum cash payment of $350 on January 4, 2017, which included a payment to the former employee to repurchase 7,500 shares of the Company’s common stock in the amount of $56, representing the fair value of such stock at that time. In addition, pursuant to the settlement agreement, Chad Steelberg, the Company’s Chairman of the Board, Chief Executive Officer and majority stockholder, purchased all of the former employee’s membership interests in VIF I, LLC, a minority stockholder in the Company.

Stock-Based Compensation

In 2014, the Company’s Board of Directors and its stockholders adopted the 2014 Stock Option/Stock Issuance Plan (the “2014 Plan”), which was amended in March 2015 and October 2016. The Plan is administered by the compensation committee of the Board of Directors, which determines the recipients and the terms of the awards granted. The Plan provides that awards granted may be options, restricted stock or restricted stock units (collectively the “Awards”). Stock option awards may be either incentive stock options or non-qualified options. The Awards may be granted to eligible employees, directors and consultants. As of March 31, 2017, an aggregate of up to 3,426,822 shares of common stock were reserved for issuance under the Plan. The Company recognizes compensation expense relating to Awards ratably over the requisite service period, which is generally the vesting period.

VERITONE, INC.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

(Unaudited)

The Company’s stock-based compensation expense recognized for the periods presented was as follows:

	Three Months Ended March 31,
	2017	2016
Stock-based compensation expense by type of award:
Restricted stock	$76	$20
Stock options	49	22

Total	$125	$42

Stock-based compensation expense by operating expense grouping:
Sales and marketing	$39	$24
Research and development	12	1
General and administrative	74	17

Total	$125	$42

Restricted Stock

Under the Plan, the Company has granted restricted stock that generally vests over four years from the date of the grant, unless the participant’s service with the Company is terminated earlier. The fair value of the restricted stock grants was the estimated value per share of common stock at the date of grant determined by using both the option-pricing method and probability-weighted expected return method.

Restricted stock activity for the periods presented was as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2016	208,886	$4.80
Granted	1,500	$7.67
Forfeited	(12,000)	$7.50
Vested	(22,831)	$4.08

Unvested at March 31, 2017	175,555	$4.72

At March 31, 2017, total unrecognized compensation cost related to restricted stock was $816. This is expected to be recognized over a period of 3.1 years.

Stock Options

Under the Plan, the Company has granted stock options at exercise prices equal to or greater than the fair value of the common stock on the grant date. These options expire ten years after the grant date and generally vest over a period of four years of continuous service following the vesting commencement date of such option, unless the optionee’s continuous service with the Company is terminated earlier, with stock-based compensation expense recognized evenly over the requisite service period. There were no options granted during the three months ended March 31, 2017.

VERITONE, INC.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

(Unaudited)

The Company’s stock option activity for the period presented was as follows:

		Weighted-Average
	Options	Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2016	680,434	$2.27	8.49 years	$3,031
Options Granted	—	$—
Options Exercised	—	$—
Options Forfeited / Cancelled	(24,318)	$4.17

Outstanding at March 31, 2017	656,116	$2.23	8.40 years	$6,555

Exercisable at March 31, 2017	313,830

The aggregate intrinsic value in the table above represents the difference between the fair value of the Company’s common stock and the average option exercise price multiplied by the number of in-the-money options. At March 31, 2017, total unrecognized compensation expense related to stock options was $521. This is expected to be recognized over a weighted average period of 3.3 years.

NOTE 6. RELATED PARTY TRANSACTIONS

In October 2014, the Company and Steel Ventures, LLC (“SVL”), an affiliated company whose shareholder has significant control over the Company, entered into an Intercompany Administrative Services Agreement (the “Service Agreement”) effective October 1, 2014 for a two-year period, with two two-year renewal options. Pursuant to the Service Agreement, SVL agreed to make its executive management, professional, technical and clerical employees available to the Company to assist in the operation and administration of the Company’s business. In addition, SVL agreed to make other services available to the Company through parties other than SVL’s personnel. In consideration for the above, SVL invoiced the Company allocable costs based on a predefined allocation methodology. During the three months ended March 31, 2016, the Company incurred fees of $413 for services received under the Service Agreement and as of December 31, 2016, the Company had a payable balance of $0 to SVL. This agreement expired by its term in September 2016, and so no fees were incurred under such agreement during the three months ended March 31, 2017.

In August 2016, the Company entered into an Investment Agreement with Acacia that provides for Acacia to invest up to $50,000 in Veritone consisting of both debt and equity components (refer to the Prospectus for the full discussion of the Investment Agreement). In addition, as discussed in Note 3, in March 2017, the Company and Acacia agreed to amend the terms of the Acacia Primary Warrant, the three $700 warrants related to the convertible notes payable, and the 10% Warrant such that the exercise price of such warrants will be equal to the lower of $13.6088 or the IPO price per share to the public. Acacia’s Chairman of the Board is a member of the Company’s Board of Directors.

As discussed in Note 3, in connection with the Bridge Loan, the Company entered into a Note Purchase Agreement with Acacia and VLOC. Acacia’s Chairman of the Board is a member of the Company’s Board of Directors and Chad Steelberg and Ryan Steelberg, who are executive officers of the Company, collectively own 50% of VLOC’s membership interests.

In March 2017, the Company entered into employment agreements with Chad Steelberg and Ryan Steelberg, who are executive officers of the Company (see Note 7 for the full discussions of the agreements).

VERITONE, INC.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

(Unaudited)

The Company reimburses Chad Steelberg and Ryan Steelberg for the costs of their healthcare plans. For the three months ended March 31, 2017 and 2016, the Company expensed $14 and $30 for the cost of such plans, respectively. As of March 31, 2017 and December 31, 2016, the Company had recorded an accrual of $88 and $73, respectively, related to these healthcare plans.

There were no other related party balances and transactions as of and for the three months ended March 31, 2017.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Stockholders’ Employment Agreements

In March 2017, the Company entered into three-year employment agreements with each of Chad Steelberg, the Company’s Chief Executive Officer, and Ryan Steelberg, the Company’s President. Under the agreement with Chad Steelberg, as of the end of each calendar quarter during the term of the agreement (following March 31, 2017) during which Chad Steelberg is still employed by the Company, the Company will issue to Mr. Steelberg a number of shares of its common stock calculated by dividing $125 by the fair market value (as defined in the agreement) of the Company’s common stock. The agreement with Ryan Steelberg provides that he shall receive an annual salary of $350.

The employment agreements also provide that the Company will issue time-based stock options to Chad Steelberg and Ryan Steelberg, which will allow each of them to purchase a number of shares of the Company’s common stock equal to five percent of the fully diluted shares outstanding as of the closing of the Company’s IPO. The exercise price per share of such time-based stock option will be the IPO price of the Company’s common stock issued in the IPO, and such options will vest in monthly increments ratably over the three-year period following the closing date of the IPO. In addition, the employment agreements provide that the Company will issue to each of Chad Steelberg and Ryan Steelberg a performance-based stock option, which will allow each of them to purchase a number of shares of the Company’s common stock equal to two and one-half percent of the fully diluted shares outstanding as of the closing of the Company’s IPO. The performance-based stock option will vest upon the earlier of (a) the first date on which the market capitalization of the Company’s common stock equals or exceeds $400,000 over five consecutive business days, or (b) five years after the IPO. The exercise price of the performance-based awards will be the initial public offering price of the Company’s common stock issued in the IPO. The vesting of the individual time-based and performance-based stock options will end if Chad Steelberg or Ryan Steelberg is no longer in the service of the Company, as defined in the Company’s stock plan, subject to acceleration of vesting under certain circumstances as set forth in the option agreements.

NOTE 8. SUBSEQUENT EVENTS

The Company evaluated subsequent events through June 26, 2017, the date these condensed consolidated financial statements were issued.

In April 2017, the Company borrowed an additional $2,000 under the Bridge Loan, and in connection with that transaction, the Company issued to the Bridge Loan Lenders (a) an aggregate of 45,000 shares of our common stock, and (b) fully vested warrants to purchase a number of shares of the Company’s common stock equal to the greater of (i) 60,000 shares of common stock, and (ii) 0.375% of the Company’s fully diluted shares outstanding following completion of the IPO. Such warrants have a term of ten years following the date of issuance and have an exercise price per share equal to the lower of $13.6088 or the IPO price per share to the public.

As described in Note 5, the Company completed a reverse split of its common stock in April 2017.

The Company completed its IPO of its common stock on May 17, 2017, pursuant to which it issued 2,500,000 shares at the IPO price per share to the public of $15.00 per share. The Company received proceeds in the IPO of approximately $32,624, net of $4,876 related to underwriting discounts, commissions and offering costs.

VERITONE, INC.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

(Unaudited)

Concurrent with the closing of the IPO on May 17, 2017, the following transactions were completed in accordance with the related agreements (see Notes 3 and 4):

(a)	The Series B Preferred Stock, which had a liquidation preference of $18,668 and a net book value of $18,463, was automatically converted into 2,309,135 shares of the Company’s common stock;

(b)	The Series A Preferred Stock, which had a liquidation preference of $8,598 and a net book value of $6,272, was automatically converted into 2,922,798 shares of the Company’s common stock;

(c)	The Convertible Note Payable to Acacia, which had a principal balance of $20,000 and accrued interest of $736, was automatically converted into 1,523,746 shares of the Company’s common stock;

(d)	The Primary Warrant was automatically exercised by Acacia, which resulted in the issuance of 2,150,335 shares of the Company’s common stock to Acacia in exchange for cash proceeds of $29,263;

(e)	The Lenders funded the remaining undrawn amounts under the Bridge Loan, which provided cash proceeds of $4,000 to the Company and increased the outstanding principal balance of the Bridge Loan to $8,000. In connection with the funding, the Company issued to the Bridge Loan Lenders (a) an aggregate of 90,000 shares of our common stock, and (b) fully vested warrants to purchase a number of shares of the Company’s common stock equal to the greater of (i) 120,000 shares of common stock, and (ii) 0.75% of the Company’s fully diluted shares outstanding following completion of the IPO. Such warrants have a term of ten years following the date of issuance and have an exercise price per share equal to the lower of $13.6088 or the IPO price per share to the public;

(f)	The Bridge Loan, which had a principal balance of $8,000 and accrued interest of $18, was automatically converted into an aggregate of 590,717 shares of the Company’s common stock; and

(g)	The warrants to purchase an aggregate of 240,000 shares of the Company’s common stock that were issued in connection with the Bridge Loan were automatically adjusted upon completion of the IPO to be exercisable to purchase an aggregate of 313,446 shares of the Company’s common stock (which was equal to 1.5% of the fully diluted shares of common stock outstanding immediately following the closing of the IPO).

Upon the automatic exercise in full of the Primary Warrant in connection with the IPO, the Company issued to Acacia a five-year warrant to purchase up to 809,400 shares of the Company’s common stock at an exercise price of $13.6088 per share (the “10% Warrant”). Fifty percent of the shares under the 10% Warrant vested upon its issuance and the remaining half will vest in May 2018. The fair market value of the 10% Warrant is $5,790, which will be recorded as Other Income (Expense) in the second quarter of 2017.

In the second quarter of 2017, the Company will record a pre-tax charge of approximately $8,600 in Other Expense to reflect the impact of the conversion of the convertible notes payable into common stock and the issuance of warrants, and approximately $2,900 in Accretion of Redeemable Convertible Preferred Stock to reflect the impact of the conversion of the redeemable convertible preferred stock into common stock, as described above.

The stock options issuable under the Employment Agreements with Chad Steelberg and Ryan Steelberg, as described in Note 7, were issued at the time of the pricing of the IPO. The total number of time-vested stock options awarded under these agreements was 2,089,638 and the total number of performance-based options awarded was 1,044,818. In addition, upon the pricing of the IPO, the Company granted a total of 713,785 stock options to employees and directors, which options have an exercise price of $15.00 per share and a four-year vesting period, and granted a total of 30,000 restricted stock units to directors pursuant to the automatic grant provision of the Company’s 2017 Stock Incentive Plan.

In May 2017, the Board of Directors approved the increase in the Company’s authorized common stock to 75,000,000 shares from 38,500,000 shares (par value $0.001 per share) and the decrease in the Company’s authorized preferred stock from 11,500,000 shares to 1,000,000 shares (par value $0.001 per share) upon the closing of the IPO and the effectiveness of the Company’s amended and restated certificate of incorporation.

There were no other material subsequent events that required recognition or additional disclosure in the accompanying condensed consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and our Prospectus related to the Company’s initial public offering(“IPO”), which became effective on May 11, 2017, filed with the Securities and Exchange Commission (“the SEC”) pursuant to Rule 424(b) under the Securities Act of 1933, as amended. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q. See “Special Note Regarding Forward-Looking Statements” above.

Overview

Our Company serves customers in the Media Agency Business and the Artificial Intelligence (“AI”) Platform Business.

Media Agency Business

Since our inception, we have generated substantially all of our revenues from our media placement services performed under advertising contracts with our media clients. Our Media Agency Business includes media planning and strategy, media buying and placement, campaign messaging, clearance verification and attribution and custom analytics. We typically enter into agency contracts with our Media Agency customers that do not have a fixed term, but generally can be cancelled by us or the customer upon 30 to 90 days prior written notice without penalty.

In the past, our Media Agency Business has experienced volatility in its net revenues due to a number of factors, including (i) the timing of new large account wins; (ii) loss of customers who choose to replace our services by bringing their advertising placement in-house; (iii) customers who experience reductions in their advertising budgets due to issues with their own business; (iv) losses of customers who change providers from time to time based largely on pricing; and (v) the seasonality of the campaigns for certain large customers. Our Media Agency Business is also reliant on certain large key customers and has historically generated a significant portion of its net revenues from a few major customers. During the quarter ended March 31, 2017, our ten largest customers by revenue collectively accounted for approximately 82% of our Media Agency net revenues.

AI Platform Business

Our proprietary platform unlocks the power of AI cognitive computing so that unstructured audio and video data can be transformed and analyzed in conjunction with structured data in a seamless, automated manner to generate actionable intelligence for enterprises of all sizes. Our cloud-based, open platform integrates an ecosystem of a variety of best-of-breed cognitive engines, which can be orchestrated together, to reveal valuable multivariate insights from vast amounts of audio, video and structured data.

We are in the early stages of developing our AI Platform Business and are targeting industries that capture or use audio and video data, including in the media, politics, legal, law enforcement and other vertical markets. While we are in the process of rolling out our AI platform in a variety of markets, we have not generated significant revenue from our AI Platform Business to date.

We commenced commercial licensing of our SaaS solutions in April 2015 with an initial focus on the media market to provide media owners and broadcasters with visibility on ad placements and the effectiveness of their media campaigns. We generally license access to our platform via a SaaS model directly to such media owners and broadcasters, and in the first quarter of 2017, we signed license agreements with a leading national news and sports radio network and a major financial new television network. In the politics market, we have licensed our platform to political parties, consultants, candidates and special interest groups, who can use our platform to search and analyze large amounts of public and private media.

In the legal market, we completed the integration of our platform in the first quarter of 2017 with Relativity, kCura’s industry leading eDiscovery software platform, enabling users to perform large scale analytics of audio and video discovery files using our AI platform within the Relativity environment. As of March 31, 2017, we had entered into 15 reseller agreements with providers of eDiscovery services and solutions. In the public safety market, we signed a non-binding memorandum of understanding in the first quarter of 2017 with The Safariland Group, a leading provider of body-worn cameras, accessories and software, regarding the parties’ intent to enter into an agreement to integrate our platform with Safariland’s product offerings to apply our AI technology to extract and process data from police body-worn camera footage.

The funding provided by the Acacia Investment (described below) in August 2016 allowed us to expand our engineering team to continue the development and expansion of the capabilities of our AI platform, as well as to expand our sales and marketing team, which has enabled us to grow our AI Platform Business significantly. We expect to continue to invest significant resources and capital into developing our AI Platform Business, and therefore do not expect to achieve profitability in the foreseeable future.

Acacia Investment

On August 15, 2016, we entered into an Investment Agreement with Acacia Research Corporation (“Acacia”) that provides for Acacia to invest up to $50 million in the Company, consisting of both debt and equity components. Pursuant to the Investment Agreement, on August 15, 2016, we entered into the Acacia Note, which provided for up to $20 million in borrowings through two $10 million advances, each bearing interest at the rate of 6.0% per annum. On August 15, 2016, we borrowed the First Loan in amount of $10 million that initially had a one-year term and, on November 25, 2016, we borrowed the Second Loan, consisting of the remaining $10 million under the Acacia Note. The Second Loan also has a one-year term from the date of issuance. Upon the borrowing of the Second Loan, the maturity date of the First Loan was automatically extended to the maturity date of the Second Loan, with both loans becoming due and payable on November 25, 2017. The Acacia Note was secured by substantially all of our assets pursuant to a security agreement that we entered into with Acacia dated August 15, 2016, which was amended and restated in March 2017 in connection with our Bridge Loan (See “Bridge Loan Financing” below). Upon the completion of our IPO in May 2017, the outstanding $20 million principal and all accrued interest under the Acacia Note was converted into 1,523,746 shares of our common stock at a conversion price per share of $13.6088.

Pursuant to the Investment Agreement, we issued to Acacia the five-year Acacia Primary Warrant to purchase up to a number of shares of our common stock determined by dividing (i) $50 million, less all outstanding principal and accrued interest under the Acacia Note, by (ii) an exercise price per share ranging from $13.3028 to $13.7323, with the actual exercise price per share to be determined by the amount of principal and accrued interest under the Acacia Note that are converted into our common stock. Upon the completion of our IPO, the Acacia Primary Warrant was automatically exercised in full at an exercise price per share equal to $13.6088. As such, we issued to Acacia an aggregate of 2,510,335 shares of the Company’s common stock in exchange for cash proceeds of $29.3 million.

In addition, in conjunction with the First Loan, we issued Acacia a four-year warrant to purchase a number of shares of our common stock determined by dividing $700,000 by an exercise price per share ranging from $8.0833 to $13.7323, with the actual exercise price to be determined by the type and/or valuation of our future equity financings. In conjunction with the Second Loan in November 2016, we issued to Acacia two additional four-year warrants, each to purchase a number of shares of our common stock determined by dividing $700,000 by an exercise price per share ranging from $8.0833 to $13.7323, with the actual exercise price to be determined by the type and/or valuation of our future equity financings). In March 2017, in connection with the amendment of the Acacia Primary Warrant, each of these warrants was amended to provide that the exercise prices thereof shall be equal to the lower of $13.6088 or the initial public offering price per share. As a result, upon completion of the IPO, each of these three warrants became exercisable to purchase up to 51,437 shares of common stock at an exercise price per share of $13.6088.

Upon the exercise in full of the Acacia Primary Warrant in connection with the IPO, we issued to Acacia the 10% Warrant, with a term of five years, which provides for the issuance of up to 809,400 shares of our common stock at an exercise price of $13.6088 per share, with 50% of the shares underlying the 10% Warrant vesting as of the issuance date of the 10% Warrant and the remaining 50% of the shares vesting on the first anniversary of the issuance date of the 10% Warrant.

Bridge Loan Financing

In March 2017, we entered into the Note Purchase Agreement with Acacia and Veritone LOC I, LLC (“VLOC”), which provides for an $8 million line of credit pursuant to secured convertible notes that accrue interest at the rate of eight percent (8%) per year, compounded quarterly (the Bridge Notes), with Acacia and VLOC each purchasing equal amounts of such Bridge Notes. The Bridge Notes are due and payable on November 25, 2017, and our obligations under such Bridge Notes are secured by a security interest in substantially all of our assets, which is of equal priority to the security interest of Acacia under the Acacia Note. We borrowed the initial $2 million installment under the Bridge Loan in March 2017, and we borrowed the second $2 million installment in April 2017. Prior to the completion of the IPO, the Lenders exercised their options to advance the remaining $4 million remaining available under the Bridge Loan. Upon the completion of the IPO, all of the $8 million principal and all accrued interest under the Bridge Notes was automatically converted into an aggregate of 590,717 shares of our common stock at a conversion price of $13.6088 per share.

In connection with the Bridge Loan, we issued an aggregate of 120,000 shares of our common stock to the Lenders upon the execution of the Note Purchase Agreement. In addition, upon the funding of each $2 million installment of the Bridge Loan, we issued to the Lenders in the aggregate (a) an additional 45,000 shares of our common stock, and (b) fully vested ten year warrants to purchase a number of shares of our common stock equal to the greater of (i) 60,000 shares, and (ii) 0.375% of our fully diluted shares of common stock outstanding following completion of the IPO. Such warrants have a ten-year term and have an exercise price per share equal to the lower of $13.6088 or the initial public offering price per share. These warrants to purchase an aggregate of 240,000 shares of the Company’s common stock were automatically adjusted upon completion of the IPO to be exercisable to purchase an aggregate of 313,446 shares of the Company’s common stock at an exercise price per share equal to $13.6088.

Initial Public Offering

In May 2017, we completed an underwritten IPO of 2,500,000 shares of our common stock at an IPO price per share to the public of $15.00, pursuant to which we raised net proceeds of $32.6 million, after deducting underwriting discounts, commissions and offering costs. In addition to the conversion all outstanding principal and accrued interest under the Acacia Note and the Bridge Loan and the exercise in full of the Acacia Primary Warrant upon completion of the IPO, all of our outstanding shares of Series A and Series B preferred stock were converted into an aggregate of 2,922,978 shares and 2,309,135 shares, respectively, of our common stock.

Factors Affecting our Performance

We believe that the growth of our business and our future success are dependent upon many factors, including market acceptance of our product and market leadership, the success of our sales and marketing efforts, our expansion strategy, our investments for operational scale and our international growth. While each of these areas presents significant opportunities for us, they also pose important challenges that we must successfully address in order to sustain and increase the growth of our business and improve our results of operations. The investments that we make in these areas may not result in increased revenue or operating profit. Accordingly, these investments may delay or otherwise impair our ability to achieve profitability. The timing of our future profitability will depend upon many variables, including the success of our growth strategies and the timing and size of investments and expenditures that we choose to undertake, as well as market growth and other factors that are not within our control. We have not yet determined when we expect to achieve profitability.

Product and Market Leadership. We are committed to delivering market-leading products to continue to build and maintain credibility within the markets that we serve. We believe we must maintain and further develop our product and market position and strengthen our brand to drive future revenue growth. We intend to continue to invest in our engineering, product capabilities and marketing activities to maintain and expand our position in the markets we serve. Our results of operations may fluctuate as we make these investments to drive increased customer adoption and usage of our platform.

To deliver a highly valued service offering and market-leading products to our customers, we need to add additional third-party cognitive engines to our platform. We measure the number of third-party cognitive engines that are active at the end of each period and establish goals for adding new cognitive engines each quarter. During the first quarter of 2017, we integrated approximately seven new third-party cognitive engines onto our platform.

Sales and Marketing. In order to acquire new customers in an efficient manner, we must maintain and expand our grassroots business development efforts and effectively generate additional sales to enterprises and customers across our targeted vertical markets.

Expansion Strategy. We are focused on driving greater awareness and adoption of our platform by enterprises and organizations across our vertical markets, as well as on expanding our existing customers’ use of our products and platform. We believe that there is a significant opportunity to increase our penetration of these markets for cognitive analytics solutions and to drive additional sales to existing customers, and expect to invest in additional sales, marketing and customer service capabilities to support this growth.

In our media SaaS business, we are in the early stages of selling to large media companies. Our sales approach is to initially license our platform to these companies for use in one of their markets as a test. We believe that once these customers use our platform and understand its capabilities and value, many of them will choose to utilize our platform in their other markets. We expect to measure the success of this strategy by analyzing the number of new customers acquired and our revenues per customer.

Management’s Discussion and Analysis Continued

Investments to Increase Scale. As our business grows and as we continue our platform optimization efforts, we expect to realize cost savings through improved economies of scale. In some cases, we may pass on these savings to our customers in the form of lower usage prices. In addition, such potential cost savings may be offset, partially or completely, by higher costs related to the release of new products and our expansion into new geographies. In addition, in some instances, we may acquire certain larger customers that we consider to be strategically important but that generate a lower gross margin. As a result, we expect our gross margins to fluctuate from period to period.

Results of Operations

The following table sets forth items from our condensed consolidated statement of operations, as well as the period-over-period change, both in absolute dollars and on a percentage basis (dollars in thousands).

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
Net revenues	$3,108	$2,076	$1,032	49.7%
Cost of revenues	196	320	(124)	(38.8)%

Gross profit	2,912	1,756	1,156	65.8%

Gross margin	93.7%	84.6%
Operating expenses:
Sales and marketing	2,599	1,646	953	57.9%
Research and development	3,264	1,530	1,734	113.3%
General and administrative	3,680	2,510	1,170	46.6%

Total operating expenses	9,543	5,686	3,857	67.8%

Loss from operations	(6,631)	(3,930)	(2,701)	68.7%
Other income (expense), net	786	(31)	817	2,635.5%

Loss before provision for income taxes	(5,845)	(3,961)	(1,884)	47.6%
Provision for income taxes	2	2	—	—

Net loss	(5,847)	(3,963)	(1,884)	47.5%
Accretion of redeemable convertible preferred stock	(1,073)	(794)	(279)	35.1%

Net loss attributable to common stockholders	$(6,920)	$(4,757)	$(2,163)	45.5%

Management’s Discussion and Analysis Continued

Three Months Ended March 31, 2017 Compared with the Three Months Ended March 31, 2016 (dollars in thousands)

Net Revenues

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
Media agency revenues, net	$2,899	$2,035	$864	42.5%
AI Platform revenues	209	41	168	409.8%

Net revenues	$3,108	$2,076	$1,032	49.7%

The year-over-year increase in net revenues was due primarily to the increase in our media agency revenue by $0.9 million, or 42%, compared with the prior year period. Our media dollars placed per agency customer increased 11% quarter-over-quarter to $0.7 million per agency customer in the first quarter of 2017 from $0.6 million in the first quarter of 2016. In the first quarter of 2017, we added eight net new media agency customers under master service agreements compared with four net new customers in the prior year period, and we had 39 active media agency customers at the end of the quarter, compared with 30 at the prior year quarter-end, an increase of 30%. Contributing to the year-over-year increase in net revenues was the increase in AI Platform revenues by $0.2 million or approximately 410% with media, legal and politics categories each contributing to the increase in net revenues in the first quarter of 2017 compared with the same quarter in the prior year. In the first quarter of 2017, our AI Platform business added 36 accounts and had 57 accounts at the end of the quarter. Also, in the first quarter, we ingested and processed 367,000 hours of video or audio content, compared with 190,000 hours in the same quarter of 2016, an increase of 93%.

Cost of Revenue and Gross Profit

The decrease in cost of revenue of $0.1 million, or 38.8%, was attributable primarily to the decrease in transcription costs per hour, which were due, in part, to the higher volume of data being processed. Gross margin increased quarter-over-quarter due primarily to the operating leverage provided by the Company’s higher net revenue level.

Operating Expenses

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
Sales and marketing	$2,599	$1,646	$953	57.9%
Research and development	3,264	1,530	1,734	113.3%
General and administrative	3,680	2,510	1,170	46.6%

Total operating expenses	$9,543	$5,686	$3,857	67.8%

Percentage of revenue:
Sales and marketing	83.6%	79.3%
Research and development	105.0%	73.7%
General and administrative	118.4%	120.9%

Sales and marketing. The increase in sales and marketing expense in the first quarter of 2017 compared with the prior year quarter was due primarily to an increase in personnel costs of $0.5 million, resulting from the increase in our headcount from 31 in the first quarter of 2016 to 42 in the first quarter of 2017, as well as to increases in consulting and marketing expenses as we increase our sales efforts.

Management’s Discussion and Analysis Continued

Research and development. The increase in research and development expense in the first quarter of 2017 compared with the prior year quarter was attributable primarily to an increase in our personnel costs of $1.2 million, resulting from a 142% net increase in headcount in the current period, as well as to increases in third-party software development and engineering costs as we enhance our existing products and develop new products and other technical functionality.

General and administrative. The increase in general and administrative expense in the first quarter of 2017 compared with the prior year quarter was due primarily to an increase in our personnel costs of $0.9 million, reflecting a 27% net increase in our headcount to support the expected growth of our business.

In May 2017, we awarded approximately 3.8 million stock options to employees and directors, which is expected to increase stock-based compensation expense by approximately $1.8 million in the second quarter of 2017 and approximately $3.2 million per quarter in the second half of 2017.

Other Income (Expenses), Net

Other income, net in the first quarter of 2017 was comprised primarily of a gain of $3.1 million from the change in fair value of our Acacia Primary Warrant liability, offset in part by $2.1 million of amortization of debt discounts and issuance costs and interest expense of $0.3 million attributable to our $20 million Acacia Note and $2 million drawdown under our $8 million line of credit (“Bridge Loan”). The fair value of the Acacia Primary Warrant decreased because its terms were modified in March 2017, which resulted in a shorter expected term, which reduces its value. In the second quarter of 2017, we will record a pre-tax charge of approximately $8.6 million in Other Expense to reflect the impact of the conversion of the convertible notes payable into common stock and the issuance of warrants.

Liquidity and Capital Resources

Cash Flows

A summary of our net operating, investing and financing activities is shown in the table below.

	Three Months Ended March 31,
	2017	2016
Cash used in operating activities	$(5,112)	$(14,677)
Cash used in investing activities	(30)	—
Cash provided by financing activities	1,846	—

Net decrease in cash and cash equivalents	$(3,296)	$(14,677)

Net Cash Used in Operating Activities

Our operating activities used cash of $5.1 million in the first quarter of 2017, compared with $14.7 million in the first quarter of 2016. The net cash used in operating activities in the first quarter of 2017 principally reflected our net loss of $5.8 million and the noncash gain on the fair value adjustment of the warrant liability of $3.1 million, offset in part by a noncash charge related to the amortization of debt issuance costs and discounts and the timing of prepaid expenses and other current assets related to our Media Agency Business. The combination of changes in accounts receivable, expenditures billable to clients, customer advances and accrued liabilities also used $0.7 million of cash in the quarter ended March 31, 2017. These four accounts record our gross billing and collection transactions with our advertising customers. The net amount of cash from these four accounts is not usually significant to our cash flow from operations because, as an agent, we do not typically pay for advertisements before we receive cash from our customers. In late March 2017, we paid approximately $2.0 million as a credit card deposit that was used in early April 2017 to pay vendor invoices classified as accounts payable. This contributed to the increase in prepaid expenses and accounts payable in the current quarter. A key driver of our operating cash flow has been the timing of prepayments received from our media customers for advertisements, and our payments to media outlets of the related charges for those advertisements. The net cash used in operating activities in the first quarter of 2016 principally reflected our net loss of $4.0 million for the quarter ended March 31, 2016, the combination of changes in accounts receivable, expenditures billable to clients, customer advances and accrued liabilities, which totaled a net amount of $1.4 million, and by a decrease of $10.0 million in accounts payable resulting from the timing of payments to media outlets, offset in part by noncash impairment charges on intangible assets.

Management’s Discussion and Analysis Continued

Net Cash Used in Financing Activities

Our financing activities provided cash of $1.8 million in the first quarter of 2017, due primarily to our drawdown of $2 million under our $8 million Bridge Loan from Acacia and VLOC.

Capital Resources

On August 15, 2016, we borrowed $10 million in the First Loan under the Acacia Note and borrowed the remaining $10 million in the Second Loan on November 25, 2016. The Acacia Note bears interest at the rate of 6.0% per annum and is due and payable on November 25, 2017. At March 31, 2017 and December 31, 2016, the Acacia Note had a carrying value of $15.2 million and $13.4 million, respectively, net of unamortized deferred issuance costs and discounts of $5.4 million and $6.9 million, respectively. Upon the closing of our IPO in May 2017, all outstanding principal and accrued interest under the Acacia Note were converted into shares of our common stock (see “Item 2. – Overview – Bridge Loan Financing.”).

In March 2017, we entered into the Note Purchase Agreement with Acacia and VLOC, which provided for an $8 million Bridge Loan pursuant to the Bridge Notes, which accrued interest at the rate of eight percent (8%) per annum, compounded quarterly, and were due and payable on November 25, 2017 (see “Item 2. – Overview – Bridge Loan Financing.”). In March 2017, we borrowed the first $2 million installment under the Bridge Loan, which was outstanding at March 31, 2017. At March 31, 2017, our Bridge Notes had a carrying value of $0.1 million, net of unamortized discounts of $1.9 million. We borrowed the second $2 million installment under the Bridge Loan in April 2017. In connection with our IPO, the Lenders elected to fund the $4 million remaining undrawn under the Bridge Notes, and upon the closing of the IPO on May 17, 2017, all of the $8 million principal amount under the Bridge Notes and accrued interest were automatically converted into shares of our common stock at a conversion price per share of $13.6088.

In May 2017, we completed our IPO, Acacia exercised the Acacia Primary Warrant and the Lenders funded the $4 million remaining available under the Bridge Notes. As a result of these transactions, we received cash investments of approximately $68 million. We believe that these cash investments will be sufficient to fund our cash requirements for the next 12 months and beyond. All outstanding principal and accrued interest under the Acacia Note and the Bridge Notes were also converted into common stock upon completion of the IPO in May 2017 (see “Item 2. – Overview – Acacia Investment” and “Overview – Bridge Loan Financing”).

Contractual Obligations

There were no material changes to our contractual obligations as of March 31, 2017 compared with the contractual obligations disclosed in the Prospectus, other than our first draw down of $2 million and accrued interest under our $8 million Bridge Loan with Acacia and VLOC entered into in March 2017, which was due and payable in November 2017, and was converted into common stock upon the closing of our IPO as provided above.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

Management’s Discussion and Analysis Continued

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Management believes there have been no material changes to our quantitative and qualitative disclosures about market risks during the three months ended March 31, 2017 compared with those discussed in the Prospectus (see Prospectus for discussion of our quantitative and qualitative disclosures about market risks).

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

We previously identified a material weakness in our internal control over financial reporting related to the lack of competent accounting personnel with the appropriate level of knowledge, experience and training in GAAP and SEC reporting requirements with respect to equity transactions, resulting in several adjustments to the interim financial statements and also a restatement of our previously issued financial statements as of and for the years ended December 31, 2015 and 2016.

We have implemented measures to remediate the identified material weakness. Those remediation measures include hiring experienced personnel and engaging outside consultants with requisite experience to assist us in the financial reporting process and to comply fully with GAAP, SEC reporting requirements and other regulatory requirements for a publicly-traded company.

Except as otherwise described above, there were no changes in our internal control over financial reporting that occurred during the last fiscal quarter covered by this quarterly report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving the desired control objectives. Our management recognizes that any control system, no matter how well designed and operated, is based upon certain judgments and assumptions and cannot provide absolute assurance that its objectives will be met. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. Similarly, an evaluation of controls cannot provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are currently not a party to any material legal proceedings but may become involved in legal proceedings arising from our business activities. While management does not believe the ultimate disposition of these matters will have a material adverse impact on our consolidated results of operations, cash flows or financial position, litigation is inherently unpredictable, and depending on the nature and timing of these proceedings, an unfavorable resolution could materially affect our future consolidated results of operations, cash flows or financial position in a particular period.

Item 1A.	Risk Factors

You should carefully consider the risks described below, together with all of the other information included in this Quarterly Form 10-Q, before making an investment decision. Our business, financial condition and results of operations could be materially and adversely affected by any of these risks or uncertainties. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business, Industry and Financial Condition

Substantially all of our revenues are currently generated our Media Agency Business, and our effort to expand our AI Platform business may not succeed.

In the first quarter of 2017 and fiscal years 2016 and 2015, substantially all of our revenues were advertising-related revenues generated from media placement services performed under advertising contracts with our media clients. We typically receive a percentage of the total advertising placement by these customers with selected media sources. We did not commence licensing of our platform until April 2015, and SaaS licensing revenue from our platform was $0.2 million in the quarter ended March 31, 2017 and $0.5 million and less than $0.1 million in the years ended December 31, 2016 and 2015, respectively. In order for us to grow our business and achieve profitability, we must expand our revenue base by ramping up our SaaS licensing business and entering into additional licensing agreements. However, we are currently in the early stage of developing our SaaS licensing business, and there is no guarantee that we will succeed.

Many factors may adversely affect our ability to establish a viable and profitable SaaS licensing business, including but not limited to:

•	Failure to add additional cognitive engines with sufficient levels of capability into our platform (or difficulties in integrating any such cognitive engines), or loss of access to such cognitive engines;

•	Inability to expand the automation capabilities of our Conductor to other types of cognitive engines;

•	Failure to add additional market-specific capabilities and analytics for each of our vertical markets;

•	Failure to articulate the perceived benefits of our solution, or failure to persuade clients that such benefits justify the additional cost over single cognitive engine solutions;

•	Introduction of competitive offerings by larger, better financed and more well-known companies;

•	Inability to enter into satisfactory agreements relating to the integration of our platform with products of other companies to pursue particular vertical markets, such as our proposed agreement with the Safariland Group, Inc., or the failure of such relationships to achieve their anticipated benefits;

•	Failure to provide adequate customer support;

•	Long sales cycles for customers in the government and law enforcement markets;

•	Failure to generate broad customer acceptance of or interest in our solutions;

•	Increases in costs or lack of availability of certain cognitive engines;

•	Challenges in operating our platform on secure government cloud platforms;

•	Inability to continue to access public media for free;

•	Higher data storage and computing costs; and

•	Difficulties in adding technical capabilities to our platform and ensuring future compatibility of additional third party providers.

If we fail to develop a successful SaaS licensing business, or if we are unable to ramp up our SaaS operations in a timely manner or at all, our business, results of operations and financial condition will suffer.

The artificial intelligence market is new and unproven, and it may decline or experience limited growth, which would adversely affect our ability to fully realize the potential of our platform.

The artificial intelligence market is relatively new and unproven and is subject to a number of risks and uncertainties. We believe that our future success will depend in large part on the growth of this market. The utilization of our platform by customers is still relatively new, and customers may not recognize the need for, or benefits of, our platform, which may prompt them to decide to adopt alternative products and services to satisfy their cognitive computing search and analytics requirements. In order to expand our business and extend our market position, we intend to focus our marketing and sales efforts on educating customers about the benefits and technological capabilities of our platform and the application of our platform to the specific needs of customers in different market verticals. Our ability to expand the market that our platform addresses depends upon a number of factors, including the cost, performance and perceived value of our platform. Market opportunity estimates are subject to significant uncertainty and are based on assumptions and estimates, including our internal analysis and industry experience. Assessing the market for our SaaS solutions in each of the vertical markets we are competing in, or are planning to compete in, is particularly difficult due to a number of factors, including limited available information and rapid evolution of the market. The market for our platform or AI cognitive computing in general may fail to grow significantly or be unable to meet the level of growth expected by us. As a result, we may experience significant reduction in demand for our products and services due to lack of customer acceptance, technological challenges, competing products and services, decreases in spending by current and prospective customers, weakening economic conditions and other causes. If our market does not experience significant growth, or if demand for our platform decreases, then our business, results of operations and financial condition will be adversely affected.

We rely on third parties to develop cognitive engines for our platform and to create the related Application Program Interfaces (APIs).

A key element of our platform is the ability to incorporate and integrate cognitive engines developed by multiple third-party vendors into a single, open platform, and we plan to increase the number of third-party cognitive engines incorporated into our platform in order to enhance the performance and power of our platform. As we become increasingly dependent on third-party developers for new cognitive engines, we may encounter difficulties in identifying additional high-quality cognitive engines, entering into agreements for their inclusion in our ecosystem on acceptable terms or at all and/or in coordinating and integrating their technologies into our system. We may incur additional costs to modify and adjust existing functionalities of our platform to accommodate multiple classes of third-party cognitive engines, without the assurance that such costs can be recouped by the additional revenues generated by the new capabilities. As our platform becomes more complex due to the inclusion of various third-party cognitive engines, we may not be able to integrate them in a smooth or timely manner due to a number of factors, including incompatible software applications, lack of cooperation from developers, insufficient internal technical resources, and the inability to secure the necessary licenses or legal authorizations required. In addition, we currently use third-party providers to create the APIs to integrate such third party cognitive engines in order to make such services available through our platform. We plan to require such third party developers to create such APIs and will be dependent in part upon their ability to do so effectively and quickly. We may not have full control over the quality and performance of third-party providers, and therefore, any unexpected deficiencies or problems arising from these third-party providers may cause significant interruptions of our platform. The failure of third party developers to integrate their cognitive engines seamlessly into our platform and/or provide reliable, scalable services may impact the reliability of our platform and harm our reputation and business, results of operations and financial conditions.

Our competitors may acquire third party technologies, which could result in them blocking us from using the technology in our platform, offering it for free to the public or making it cost prohibitive for us to continue to incorporate their technologies in our platform.

Our success depends on our ability to attract and incorporate the leading cognitive engines into our platform. If any third party acquires a cognitive engine that is integral to our platform, they may preclude us from using it as a component of our platform or make it more expensive for us to utilize such cognitive engine. It is also possible that a third party acquirer of such technology could offer the cognitive engines and technologies to the public as a free add-on capability, in which case our customers would have less incentive to pay us for the use of our platform. If a key third party technology becomes unavailable to us or is impractical for us to continue to use, the functionality of our platform could be interrupted and our expenses could increase as we search for an alternative technology. As a result, our business, results of operations and financial condition could be adversely affected through the loss of customers, reputational harm and/or from increased operating costs.

Our continuous access to public media may be restricted, disrupted or terminated, which would reduce the effectiveness of our platform.

The success of our platform for certain users depends substantially on our ability to continuously ingest and process large amounts of data available in the public media, and any interruption to our free access to such public media will adversely affect the performance and quality of our platform for such users. While we have not encountered any significant disruption of such access to date, there is no guarantee that this trend will continue without costs. Public media sources may change their policies to restrict access or implement procedures to make it more difficult or costly for us to maintain access. Free access to certain public media has also been challenged in courts as a potential violation of laws. In a recent case, Fox News v. TVEyes, Fox News filed a lawsuit against a media-monitoring service company for alleged violation of copyright laws. The District Court held that TVEyes’ indexing, viewing and archiving capabilities constituted fair use, but that its downloading, emailing and date-time search capabilities did not. Both parties have appealed the decision to the Court of Appeals for the Second Circuit. If the Court overturns the lower court decision as requested by Fox News, or other broadcasters pursue similar legal actions, our free access to some or all public media could be limited or eliminated entirely, which will severely reduce the effectiveness and capabilities of our platform and cause us to lose customers. If we no longer have free access to public media, our online media library and the capability and quality of our platform for some users will be significantly reduced. Furthermore, we may be forced to pay significant fees to public media sources in order to maintain access, which would adversely affect our financial condition and results of operations.

If we are not able to develop a strong brand for our platform and increase market awareness of our Company and our platform, then our business, results of operations and financial condition may be adversely affected.

We believe that the success of our platform will depend in part on our ability to develop a strong brand identity for our “Veritone”, “Veritone Platform”, “aiOS”, “aiWARE” and other service marks and to increase the market awareness of our platform and its capabilities. The successful promotion of our brand will depend largely on our continued marketing efforts and our ability to offer high quality cognitive engines on our platform and ensure that the technology operates seamlessly for our customers. We also believe that it is important for us to be thought leaders in the AI-based cognitive computing market. Our brand promotion and thought leadership activities may not be successful or produce increased revenue. In addition, independent industry analysts often provide reviews of our platform and of competing products and services, which may significantly influence the perception of our platform in the marketplace. If these reviews are negative or not as positive as reviews of our competitors’ products and services, then our brand may be harmed.

The promotion of our brand also requires us to make substantial expenditures, and we anticipate that these expenditures will increase as our industry becomes more competitive and as we seek to expand into new markets. These higher expenditures may not result in any increased revenue or incremental revenue that is sufficient to offset the higher expense levels. If we do not successfully maintain and enhance our brand, then our business may not grow, we may see our pricing power reduced relative to competitors and we may lose customers, all of which would adversely affect our business, results of operations and financial condition.

We expect that our brand and reputation may also be affected by customer reviews and reactions, including review and feedback through online social media channels. We must consistently provide high quality services to ensure that our customers have a positive experience using our platform. If customers complain about our services, if we do not handle customer complaints effectively or if we cannot generate positive reviews and commentaries on social media channels, then our brand and reputation may suffer, and our customers may lose confidence in us and reduce or cease their use of our platform.

We may not be able to expand the capabilities of our proprietary Conductor technology to optimize our AI platform.

We recently enhanced the performance of our platform by adding our proprietary Conductor technology, which automates the selection of cognitive engines available on our platform within a class from the engines available on our platform. Our Conductor technology is designed to optimize data processing for performance, cost, and speed by choosing the best cognitive engine to deploy to generate the best results for each individual search. Our Conductor technology currently only works with transcription engines. While we are working on expanding our Conductor technology to other cognitive classes, we cannot guarantee that such expansion will be completed on a timely basis or at all. We may not be able to develop the technology to effectively and quickly navigate and process multiple complex classes of cognitive engines, particularly those developed by third parties. Even if we are able to do so, we may not be able to develop Conductors that achieve the expected speed, performance and quality, which would have an adverse effect on our customer experience and satisfaction. In addition, we expect to incur significant costs in the development and deployment of our proprietary Conductors, and if we cannot achieve our expected performance goals and economic benefits, it will have an adverse effect on our financial condition and results of operations.

We currently generate significant revenue from a limited number of key customers and the loss of any of our key customers may harm our business, results of operations and financial results.

Our ten largest customers by revenue accounted for approximately 76.6% of our net revenues in the first quarter of 2017 and 72.2% and 81.0% in fiscal years 2016 and 2015, respectively. If any of our key customers decides not to renew its contract with us or renews on less favorable terms, or if any such customer decides to develop its own platform, our business, revenue and reputation could be materially and adversely affected.

For example, our two largest customers by revenue in 2015, LifeLock, Inc. and DraftKings, Inc., collectively accounted for approximately 42.7% of our net revenues in 2015, but only 10.5% of our net revenues in 2016. In September 2015, our agreement with LifeLock, Inc. was terminated, which contributed to the reduction in our net revenues in 2016 compared with the prior year. Furthermore, as a result of certain legal proceedings in which it was involved, DraftKings, Inc. reduced its marketing spend in 2016, and our net revenues related to our agreement with DraftKings, Inc. declined significantly. If we lose business with additional key customers, and are not able to gain additional customers or increase our revenue from other customers to offset the reduction of revenues from those key customers, our business, results of operations on a financial condition would be harmed.

Media Agency clients periodically review and change their advertising requirements and relationships. If we are unable to remain competitive or retain key clients, our business, results of operations and financial position may be adversely affected.

The media placement industry is highly competitive, and certain advertising clients periodically put their advertising, marketing and corporate communications business up for competitive review. Clients also review the cost/benefit of servicing all or a portion of their advertising and marketing needs in-house. We have won and lost accounts in the past as a result of these reviews. Because our Media Agency contracts generally can be cancelled by our customers upon 30- to 90- days prior written notice, clients can easily change media providers on short notice without any penalty. As a result, in order to retain existing clients and win new clients, we must continue to develop solutions that meet client needs, provide quality and effective client services, and achieve clients’ return on investment requirements and pricing. In addition, our Media Agency Business is primarily engaged in the placement of endorsed media, and we may face increased competition in this business in the future from other advertising agencies that provide a more comprehensive range of advertising services to their customers. To be able to offer a broader range of services, we would need to add additional capabilities, such as television buying, and we may not be able to do so effectively. To the extent that we are not able to remain competitive or retain key clients, our revenue may be adversely affected, which could have a material adverse effect on our business, results of operations and financial position.

Our Media Agency Business is dependent on growth in demand for endorsed media and the availability of sufficient media personalities to deliver such content.

Our Media Agency Business is primarily engaged in the placement of endorsed media, which depends on the availability of media personalities to deliver the endorsed media content. The endorsed media market is still at a relatively early stage of development, and its future growth is uncertain. Our ability to grow our sales in this business will be dependent in part upon the level of interest in endorsed media among advertisers, and upon the number of available media personalities and our ability to identify and engage an increasing number of such personalities on a cost effective basis. If demand for endorsed media fails to grow, or if we are unable to identify sufficient appropriate media personalities to deliver the endorsed media content, our ability to grow our Media Agency Business would be impacted materially.

Acquiring new clients and retaining existing Media Agency clients depends on our ability to avoid and manage conflicts of interest arising from other client relationships and attracting and retaining key personnel.

Our ability to acquire new Media Agency clients and to retain existing clients may, in some cases, be limited by clients’ perceptions of, or policies concerning, conflicts of interest arising from other client relationships. If we are unable to manage these client relationships and avoid potential conflicts of interest, our business, results of operations and financial position may be adversely affected.

Our ability to acquire new Media Agency clients and to retain existing clients is dependent in large part upon our ability to attract and retain our key personnel in that business, who are an important aspect of our competitiveness. If we are unable to attract and retain key personnel, our ability to provide our services in the manner clients have come to expect may be adversely affected, which could harm our reputation and result in a loss of clients, which could have a material adverse effect on our business, results of operations and financial position.

Our quarterly results may fluctuate significantly and period-to-period comparisons of our results may not be meaningful.

Our quarterly results, including the levels of our revenue, our operating expenses and other costs, and our operating margins, may fluctuate significantly in the future, and period-to-period comparisons of our results may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of our future performance. In addition, our quarterly results may not fully reflect the underlying performance of our business.

Factors that may cause fluctuations in our quarterly results include, but are not limited to:

•	the timing of new advertising program wins with our Media Agency customers;

•	our ability to retain our existing customers and to expand our business with our existing customers;

•	our ability to attract new customers, the type of customers we are able to attract, the size and needs of their businesses and the cost of acquiring these new customers;

•	the timing and market acceptance of our SaaS solutions and other products introduced by us and our competitors;

•	variations in the timing of licensing revenues from our SaaS solutions as a result of trends impacting our target vertical markets;

•	changes in our pricing policies or those of our competitors;

•	the timing of our recognition of revenue and the mix of our revenues during the period;

•	the amount and timing of operating expenses and other costs related to the maintenance and expansion of our business, infrastructure and operations;

•	the amount and timing of operating expenses and other costs associated with assessing or entering new vertical markets;

•	the amount and timing of operating expenses and other costs related to the development or acquisition of businesses, services, technologies or intellectual property rights;

•	the timing and impact of security breaches, service outages or other performance problems with our technology infrastructure and software solutions;

•	the timing and costs associated with legal or regulatory actions;

•	changes in the competitive dynamics of our industry, including consolidation among competitors, strategic partners or customers;

•	loss of our executive officers or other key employees;

•	industry conditions and trends that are specific to the vertical markets in which we sell or intend to sell our SaaS solutions; and

•	general economic and market conditions.

Fluctuations in quarterly results may negatively impact the value of our common stock, regardless of whether they impact or reflect the overall performance of our business. If our quarterly results fall below the expectations of investors or any securities analysts who follow our stock, or below any guidance we may provide, the price of our common stock could decline substantially.

If we are not able to enhance or introduce new products that achieve market acceptance and keep pace with technological developments, our business, results of operations and financial condition could be harmed.

Our ability to attract new customers and increase revenue from existing customers depends in part on our ability to enhance and improve our platform, increase adoption and usage of our products and introduce new products and features, including products and services designed for a mobile user environment. The success of any enhancements or new products depends on several factors, including timely completion, adequate quality testing, actual performance quality, market-accepted pricing levels and overall market acceptance and demand. Enhancements and new products that we develop may not be introduced in a timely or cost-effective manner, may contain defects, may have interoperability difficulties with our platform or may not achieve the market acceptance necessary to generate significant revenue. If we are unable to successfully enhance our existing platform and capabilities to meet evolving customer requirements, increase adoption and usage of our platform, develop new products, or if our efforts to increase the usage of our products are more expensive than we expect, then our business, results of operations and financial condition could be harmed.

The success of our business depends on our ability to expand into new vertical markets and attract new customers in a cost-effective manner.

In order to grow our business, we plan to drive greater awareness and adoption of our platform from enterprises across new vertical markets, including Legal, Law Enforcement/Public Safety and Retail. We intend to increase our investment in sales and marketing, as well as in technological development, to meet evolving customer needs in these and other markets. There is no guarantee, however, that we will be successful in gaining new customers from any or all of these markets. We have limited experience in marketing and selling our products and services in these new markets, which may present unique and unexpected challenges and difficulties that are not present in our current business operations. For example, in order for us to offer products and services to customers in the law enforcement industries, we will be required to deploy our platform to operate in Microsoft Azure’s secure government cloud environment in order to enable our customers to maintain compliance with applicable regulations that govern the use of law enforcement data and privacy concerns. However, due to the secure nature of the Azure government cloud, we may not be able to fully perform all functionalities and features of our platform or make available all of the third party cognitive engines within our non-government cloud platform ecosystem, which may limit or reduce the performance and quality of our services. Furthermore, we may incur additional costs to modify our current platform to conform to Azure’s requirements, and we may not be able to generate sufficient revenue to offset these costs.

We use a variety of marketing channels to promote our products and platform, such as digital, print and social media advertising, email campaigns, industry events and public relations. If the costs of the marketing channels we use increase dramatically, then we may choose to use alternative and less expensive channels, which may not be as effective as the channels we currently use. As we add to or change the mix of our marketing strategies, we may need to expand into more expensive channels than those we are currently in, which could adversely affect our business, results of operations and financial condition. As part of our strategy to penetrate the new vertical markets, we will incur marketing expenses before we are able to recognize any revenue in such markets, and these expenses may not result in increased revenue or brand awareness. We have made in the past, and may make in the future, significant expenditures and investments in new marketing campaigns, and we cannot assure you that any such investments will lead to the cost-effective acquisition of additional customers. If we are unable to maintain effective marketing programs, then our ability to attract new customers or enter into new vertical markets could be adversely affected.

Interruptions or performance problems associated with our technology and infrastructure may adversely affect our business and operating results.

Our continued growth depends in part on the ability of customers to access our platform at any time and within an acceptable amount of time. We have experienced, and may in the future experience, disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, introductions of new applications and functionality, software errors and defects, capacity constraints due to an increasing number of users accessing our platform simultaneously, or security related incidents. In addition, from time to time we may experience limited periods of server downtime due to server failure or other technical difficulties (as well as maintenance requirements). Because we also incorporate diverse software and hosted services from many third party vendors, we may encounter difficulties and delays in integrating and synthesizing these applications and programs, which may cause downtimes or other performance problems. It may become increasingly difficult to maintain and improve our performance, especially during peak usage times and as our platform becomes more complex and our user traffic increases. If our platform is unavailable or if our users are unable to access our platform within a reasonable amount of time or at all, our business would be adversely affected and our brand could be harmed. In the event of any of the factors described above, or certain other failures of our infrastructure, customer or consumer data may be permanently lost. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed, and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, customers and consumers may cease to use our platform and our business and operating results may be adversely affected.

Our business depends on customers increasing their use of our services and/or platform, and we may experience loss of customers or decline in their use of our services and/or platform.

Our ability to grow and generate revenue depends, in part, on our ability to maintain and grow our relationships with existing customers and convince them to increase their usage of our services and/or platform. If our customers do not increase their use of our platform, then our revenue may not grow and our results of operations may be harmed. Our revenue model for advertising contracts is generally structured as a percentage of the total fees for the advertisement. If our customers reduce their spending on the placement of advertisements with media vendors, or if they decide to use other marketing or selling strategies, we will experience a decline in our revenue. In addition, certain of our SaaS licensing contracts include a usage-based license fee that is based upon our customers’ level of usage of our platform’s cognitive engines. We cannot accurately predict customers’ usage levels and the loss of customers or reductions in their usage levels of our platform may each have a negative impact on our business, results of operations and financial condition. If a significant number of customers cease using, or reduce their usage of, our platform, then we may be required to spend significantly more on sales and marketing than we currently plan to spend in order to maintain or increase revenue from customers. Such additional sales and marketing expenditures could adversely affect our business, results of operations and financial condition. Most of our customers do not have long-term contractual financial commitments to us and, therefore, most of our customers may reduce or cease their use of our platform at any time without penalty or termination charges.

We rely upon Joyent, Amazon Web Services, Iron.io and Microsoft Azure to operate our platform, and any disruption of or interference with our use of such third party services would adversely affect our business operations.

Historically, we have used Joyent and Amazon Web Services (AWS) to host our platform and for our storage needs. We also utilize Iron.io for certain computing processes related to our services. Users of our platform need to be able to access our platform at any time, without interruption or degradation of performance. Joyent, Iron.io and AWS run their own platforms that we access, and we are, therefore, vulnerable to service interruptions at Joyent, Iron.io and AWS. We do not have control over the operations of Joyent, Iron.io or AWS, and we may experience interruptions, delays and outages in service and availability from time to time due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions and capacity constraints. In addition, if our security, or that of Joyent, Iron.io or AWS, is compromised, our platform is unavailable to our customers, or our customers are unable to use our platform within a reasonable amount of time or at all, then our business, results of operations and financial condition could be adversely affected. In some instances, we may not be able to identify the cause or causes of these performance problems within a period of time acceptable to our customers.

Joyent, Iron.io and AWS provide us with hosting, computing and storage capacity pursuant to individual agreements with each of them that may be cancelled by providing 30 days’ prior written notice, and in some cases, the agreements can be terminated immediately for cause without notice. Given the short term nature of our arrangements, we could experience interruptions on our platform and in our ability to make our platform available to customers, as well as delays and additional expenses in arranging alternative cloud infrastructure services.

While we have modified our platform to work on Microsoft’s Azure secure government cloud, the secure nature of this secure government cloud limits certain features of our platform, which could impact a user’s experience on our site and may make it harder to achieve broad market acceptance for our platform.

Any of the above circumstances or events may harm our reputation, cause customers to stop using our platform, impair our ability to increase revenue from existing customers, impair our ability to grow our customer base, subject us to financial penalties and liabilities under our service level agreements and otherwise harm our business, results of operations and financial condition.

The security of our platform, networks or computer systems may be breached, and any unauthorized access to our customer data will have an adverse effect on our business and reputation.

The use of our platform involves the storage, transmission and processing of our clients’ private data as well as public media, and this private media may contain confidential and proprietary information of our clients or other personal or identifying information regarding our clients, their employees or other persons. Individuals or entities may attempt to penetrate our network or platform security, or that of our third party hosting and storage providers, and could gain access to our clients’ private media, which could result in the destruction, disclosure or misappropriation of proprietary or confidential information of our clients’ or their customers, employees and business partners. If any of our clients’ private media is leaked, obtained by others or destroyed without authorization, it could harm our reputation, we could be exposed to civil and criminal liability, and we may lose our ability to access private media information, which will adversely affect the quality and performance of our platform.

In addition, our platform may be subject to computer malware, viruses and computer hacking, fraudulent use attempts and phishing attacks, all of which have become more prevalent in our industry. Though it is difficult to determine what, if any, harm may directly result from any specific interruption or attack, they may include the theft or destruction of data owned by us or our customers, and/or damage to our platform. Any failure to maintain the performance, reliability, security and availability of our products and technical infrastructure to the satisfaction of our customers may harm our reputation and our ability to retain existing customers and attract new users.

While we have implemented procedures and safeguards that are designed to prevent security breaches and cyber-attacks, there is no guarantee that they will be able to protect against all attempts to breach our systems, and we may not become aware in a timely manner of any such security breach. Unauthorized access to or security breaches of our platform, network or computer systems, or those of our technology service providers or third party cognitive engines, could result in the loss of business, reputational damage, regulatory investigations and orders, litigation, indemnity obligations, damages for contract breach, civil and criminal penalties for violation of applicable laws, regulations or contractual obligations, and significant costs, fees and other monetary payments for remediation. If customers believe that our platform does not provide adequate security for the storage of sensitive information or its transmission over the Internet, our business will be harmed. Customers’ concerns about security or privacy may deter them from using our platform for activities that involve personal or other sensitive information.

If we are not able to compete effectively, our business and operating results will be harmed.

While the market for audio and video search and analytics platforms is still in the early stages of development, we do face competition from various sources, including large, well-capitalized technology companies such as Google and IBM. These competitors may have better brand name recognition, greater financial and engineering resources and larger sales teams than we have. As a result, these competitors may be able to develop and introduce competing solutions that may have greater capabilities than ours or that are able to achieve greater customer acceptance, and they may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. In addition, we may also compete with smaller third-party developers of cognitive engines, who may develop their own platforms that perform similar services as our platform. We expect that competition will increase and intensify as we continue to expand our serviceable markets and improve our platform and services. Increased competition is likely to result in pricing pressures, which could negatively impact our sales, profitability and market share.

Privacy and data security laws and regulations could require us to make changes to our business, impose additional costs on us and reduce the demand for our software solutions.

Our business model contemplates that we will process both public media and our clients’ private media. Our customers may store and/or transmit a significant amount of personal or identifying information through our platform. Privacy and data security have become significant issues in the United States and in other jurisdictions where we may offer our software solutions. The regulatory framework relating to privacy and data security issues worldwide is evolving rapidly and is likely to remain uncertain for the foreseeable future. Federal, state and foreign government bodies and agencies have in the past adopted, or may in the future adopt, laws and regulations regarding the collection, use, processing, storage and disclosure of personal or identifying information obtained from customers and other individuals. In addition to government regulation, privacy advocates and industry groups may propose various self-regulatory standards that may legally or contractually apply to our business. Because the interpretation and application of many privacy and data security laws, regulations and applicable industry standards are uncertain, it is possible that these laws, regulations and standards may be interpreted and applied in a manner inconsistent with our existing privacy and data management practices. As we expand into new jurisdictions or verticals, we will need to understand and comply with various new requirements applicable in those jurisdictions or verticals.

To the extent applicable to our business or the businesses of our customers, these laws, regulations and industry standards could have negative effects on our business, including by increasing our costs and operating expenses, and delaying or impeding our deployment of new core functionality and products. Compliance with these laws, regulations and industry standards requires significant management time and attention, and failure to comply could result in negative publicity, subject us to fines or penalties or result in demands that we modify or cease existing business practices. In addition, the costs of compliance with, and other burdens imposed by, such laws, regulations and industry standards may adversely affect our customers’ ability or desire to collect, use, process and store personal information using our software solutions, which could reduce overall demand for them. Even the perception of privacy and data security concerns, whether or not valid, may inhibit market acceptance of our software solutions in certain verticals. Furthermore, privacy and data security concerns may cause our customers’ clients, vendors, employees and other industry participants to resist providing the personal information necessary to allow our customers to use our applications effectively. Any of these outcomes could adversely affect our business and operating results.

Failure to manage our growth effectively could increase our expenses, decrease our revenue and prevent us from implementing our business strategy.

Our ability to scale our business and achieve profitability requires substantial growth, which will put a strain on our business. To manage this and our anticipated future growth effectively, we must continue to maintain and enhance our platform and information technology infrastructure, as well as our financial and accounting systems and controls. We also must attract, train and retain a significant number of qualified software developers and engineers, technical and management personnel, sales and marketing personnel, customer support personnel and professional services personnel. Failure to effectively manage our rapid growth could lead us to over-invest or under-invest in development and operations, result in weaknesses in our platform, systems or controls, give rise to operational mistakes, losses, loss of productivity or business opportunities and result in loss of employees and reduced productivity of remaining employees. Our growth could require significant capital expenditures and might divert financial resources from other projects such as the development of new products and services. If our management is unable to effectively manage our growth, our expenses might increase more than expected, our revenue could decline or grow more slowly than expected, and we might be unable to implement our business strategy. The quality of our products and services might suffer, which could negatively affect our reputation and harm our ability to retain and attract customers.

We may pursue the acquisition of other companies, businesses or technologies, which could be expensive, divert our management’s attention and/or fail to achieve the expected benefits.

As part of our expansion strategy, we may in the future seek to acquire businesses, services, technologies or intellectual property rights that we believe could complement, expand or enhance the features and functionality of our platform and our technical capabilities, broaden our service offerings or offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not such acquisitions are consummated. Acquisitions also could result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results and financial condition. In addition, we may experience difficulties in integrating the acquired personnel, operations and/or technologies successfully or effectively managing the combined business following the acquisition. We also may not achieve the anticipated benefits from the acquired business and may incur unanticipated costs and liabilities in connection with any such acquisitions.

Any failure to offer high-quality customer support may adversely affect our relationships with our customers.

Our ability to retain existing customers and attract new customers depends on our ability to maintain a consistently high level of customer service and technical support. Our customers depend on our service support team to assist them in utilizing our platform effectively and to help them to resolve issues quickly and to provide ongoing support. If we are unable to hire and train sufficient support resources or are otherwise unsuccessful in assisting our customers effectively, it could adversely affect our ability to retain existing customers and could prevent prospective customers from adopting our platform. We may be unable to respond quickly enough to accommodate short-term increases in demand for customer support. We also may be unable to modify the nature, scope and delivery of our customer support to compete with changes in the support services provided by our competitors. Increased demand for customer support, without corresponding revenue, could increase our costs and adversely affect our business, results of operations and financial condition. Our sales are highly dependent on our business reputation and on positive recommendations from customers. Any failure to maintain high-quality customer support, or a market perception that we do not maintain high-quality customer support, could adversely affect our reputation, business, results of operations and financial condition.

We plan to expand our international operations, which exposes us to significant risks.

We are planning to expand internationally to increase our revenue from customers outside of the United States as part of our growth strategy. We expect, in the future, to open foreign offices and hire employees to work at these offices in order to reach new customers and gain access to additional technical talent. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks in addition to those we already face in the United States. Because of our limited experience with international operations as well as developing and managing sales in international markets, our international expansion efforts may not be successful.

In addition, we will face risks in doing business internationally that could adversely affect our business, including, but not limited to:

•	the difficulty of managing and staffing international operations and the increased operating, travel, infrastructure and legal compliance costs associated with numerous international locations;

•	our ability to effectively price our products in competitive international markets;

•	the need to adapt and localize our products for specific countries;

•	the need to offer customer support in various languages;

•	difficulties in understanding and complying with U.S. laws, regulations and customs relating to U.S. companies operating in foreign jurisdictions;

•	difficulties in understanding and complying with local laws, regulations and customs in foreign jurisdictions, particularly in the areas of data privacy and personal privacy;

•	difficulties with differing technical and environmental standards, data privacy and telecommunications regulations and certification requirements outside the United States, which could prevent customers from deploying our products or limit their usage;

•	more limited protection for intellectual property rights in some countries; and

•	political or social unrest or economic instability in a specific country or region in which we operate.

Our failure to manage any of these risks successfully could harm our international operations, and adversely affect our business, results of operations and financial condition.

We may be sued by third parties for alleged infringement of their proprietary rights, which could adversely affect our business, results of operations and financial condition.

There has been considerable patent and other intellectual property development activity in the artificial intelligence industry, which has resulted in litigation based on allegations of infringement or other violations of intellectual property rights. Our future success depends, in part, on not infringing the intellectual property rights of others. In the future, we may receive claims from third parties, including our competitors, alleging that our platform and underlying technology infringe or violate such third party’s intellectual property rights, and we may be found to be infringing upon such rights. We may be unaware of the intellectual property rights of others that may cover some or all of our technology. Any such claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering some portion of our platform, or require that we comply with other unfavorable terms. We may also be obligated to indemnify our customers or business partners in connection with any such litigation and to obtain licenses or modify our platform, which could further exhaust our resources. Patent infringement, trademark infringement, trade secret misappropriation and other intellectual property claims and proceedings brought against us, whether successful or not, could harm our brand, business, results of operations and financial condition. Litigation is inherently uncertain, and any judgment or injunctive relief entered against us or any adverse settlement could negatively affect our business, results of operations and financial condition. In addition, litigation can involve significant management time and attention and be expensive, regardless of the outcome. During the course of litigation, there may be announcements of the results of hearings and motions and other interim developments related to the litigation. If securities analysts or investors regard these announcements as negative, the trading price of our common stock may decline.

We could incur substantial costs in protecting or defending our intellectual property rights, and any failure to protect our intellectual property could adversely affect our business, results of operations and financial condition.

Our success depends, in part, on our ability to protect our brand and the proprietary methods and technologies that we develop under patent and other intellectual property laws of the United States and foreign jurisdictions so that we can prevent others from using our inventions and proprietary information. As of March 31, 2017, in the United States, we had eight issued patents, which expire between 2028 and 2031, and 38 patent applications pending for examination and one pending provisional application. As of such date, we also had 25 patent applications pending for examination in foreign jurisdictions, all of which are related to our U.S. patents and patent applications. There can be no assurance that we will be issued any additional patents or that any patents that have been issued or that may be issued in the future will provide significant protection for our intellectual property. In addition, as of March 31, 2017, we had five registered trademarks in the United States, and we have filed applications to register several additional marks. If we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology and our business, results of operations and financial condition may be adversely affected.

We cannot assure you that the particular forms of intellectual property protection that we seek, or our business decisions about when to file patent applications and trademark applications, will be adequate to protect our business. We could be required to spend significant resources to monitor and protect our intellectual property rights. Litigation may be necessary in the future to enforce our intellectual property rights, determine the validity and scope of our proprietary rights or those of others, or defend against claims of infringement or invalidity. Such litigation could be costly, time-consuming and distracting to management, result in a diversion of significant resources, lead to the narrowing or invalidation of portions of our intellectual property and have an adverse effect on our business, results of operations and financial condition. Our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights or alleging that we infringe the counterclaimant’s own intellectual property. Any of our patents, copyrights, trademarks or other intellectual property rights could be challenged by others or invalidated through administrative process or litigation.

We also rely, in part, on confidentiality agreements with our business partners, employees, consultants, advisors, customers and others in our efforts to protect our proprietary technology, processes and methods. These agreements may not effectively prevent disclosure of our confidential information, and it may be possible for unauthorized parties to copy our software or other proprietary technology or information, or to develop similar software independently without our having an adequate remedy for unauthorized use or disclosure of our confidential information. In addition, others may independently discover our trade secrets and proprietary information, and in these cases we would not be able to assert any trade secret rights against those parties. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and the failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

In addition, the laws of some countries do not protect intellectual property and other proprietary rights to the same extent as the laws of the United States. To the extent we expand our international activities, our exposure to unauthorized copying, transfer and use of our proprietary technology or information may increase.

We cannot be certain that our means of protecting our intellectual property and proprietary rights will be adequate or that our competitors will not independently develop similar technology. If we fail to meaningfully protect our intellectual property and proprietary rights, our business, results of operations and financial condition could be adversely affected.

We depend on our executive officers and other key employees, and the loss of one or more of these employees or an inability to attract and retain highly skilled employees could adversely affect our business.

Our success depends largely upon the continued services of our Chief Executive Officer, Chad Steelberg, our President, Ryan Steelberg, and our other executive officers. We rely on our leadership team in the areas of strategy and implementation, research and development, operations, security, marketing, sales, support and general and administrative functions. We do not currently have any employment agreements with our executive officers that require them to continue to work for us for any specified period, and, therefore, they could terminate their employment with us at any time. The loss of Chad Steelberg or Ryan Steelberg, or one or more of the members of our management team, could adversely impact our business and operations and disrupt our relationships with our key customers.

If we are unable to hire, retain and motivate qualified personnel, our business will suffer.

Our future success depends, in part, on our ability to continue to attract and retain highly skilled personnel. We believe that there is, and will continue to be, intense competition for highly skilled management, technical, sales and other personnel with experience in our industry. We must provide competitive compensation packages and a high-quality work environment to hire, retain and motivate employees. If we are unable to retain and motivate our existing employees and attract qualified personnel to fill key positions, we may be unable to manage our business effectively, including the development, marketing and sale of our products, which could adversely affect our business, results of operations and financial condition. To the extent we hire personnel from competitors, we also may be subject to allegations that they have been improperly solicited or that they have divulged proprietary or other confidential information.

Volatility in, or lack of performance of, our stock price may also affect our ability to attract and retain key personnel. Many of our key personnel are, or will soon be, vested in a substantial number of shares of common stock or stock options. Employees may be more likely to terminate their employment with us if the shares they own or the shares underlying their vested options have significantly appreciated in value relative to the original purchase prices of the shares or the exercise prices of the options, or, conversely, if the exercise prices of the options that they hold are significantly above the trading price of our common stock. If we are unable to retain our employees, our business, results of operations and financial condition could be adversely affected.

We expect to require additional capital to support our business, and this capital might not be available on acceptable terms, if at all.

We intend to continue to make investments to support our business and may require additional funds. In particular, we expect to seek additional funds to develop new products and enhance our platform, expand our operations, including our sales and marketing organizations and our presence outside of the United States, improve our infrastructure or acquire complementary businesses, technologies, services, products and other assets. Accordingly, we expect to engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we may secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth, scale our infrastructure, develop product enhancements and to respond to business challenges could be significantly impaired, and our business, results of operations and financial condition may be adversely affected.

Changes in laws and regulations related to the Internet or changes in the Internet infrastructure itself may diminish the demand for our products.

The future success of our business depends upon the continued use of the Internet as a primary medium for commerce, communications and business applications. Federal, state or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations affecting the use of the Internet as a commercial medium. Changes in these laws or regulations could require us to modify our products and platform in order to comply with these changes. In addition, government agencies or private organizations have imposed and may impose additional taxes, fees or other charges for accessing the Internet or commerce conducted via the Internet. These laws or charges could limit the growth of Internet-related commerce or communications generally, or result in reductions in the demand for Internet-based products and services such as our platform. In addition, the use of the Internet as a business tool could be adversely affected due to delays in the development or adoption of new standards and protocols to handle increased demands of Internet activity, security, reliability, cost, ease-of-use, accessibility and quality of service. The performance of the Internet and its acceptance as a business tool has been adversely affected by “viruses”, “worms” and similar malicious programs. If the use of the Internet is reduced as a result of these or other issues, then demand for our products could decline, which could adversely affect our business, results of operations and financial condition.

We have a limited operating history, which makes it difficult to evaluate our current business and future prospects and increases the risk of your investment.

We were founded in 2014 and launched our platform in April 2015. As a result of our limited operating history, our ability to forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to plan for future growth. We have encountered and will encounter risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as:

•	market acceptance of our platform and new products;

•	reliability and scalability of our platform and services;

•	adding new customers and new vertical markets;

•	retention of customers;

•	the successful expansion of our business;

•	competition;

•	our ability to control costs, particularly our operating expenses;

•	network outages or security breaches and any associated expenses;

•	executing acquisitions and integrating acquired businesses, technologies, services, products and other assets; and

•	general economic and political conditions. If we do not address these risks successfully, our business, results of operations and financial condition may be adversely affected.

We have had a history of losses and we may be unable to achieve or sustain profitability.

We experienced net losses of $5.9 million in the first quarter of 2017 and $27.0 million and $6.2 million in fiscal years 2016 and 2015, respectively. As of March 31, 2017 and December 31, 2016, we had an accumulated deficit of approximately $52.2 million and $45.2 million, respectively. In addition, the audit report for our 2016 financial statements contains an explanatory paragraph stating that our recurring losses from operations and cash used in operating activities raise substantial doubt about our ability to continue as a going concern. We cannot predict if we will achieve profitability in the near future or at all. We expect to continue to expend substantial financial and other resources on, among other things:

•	investments to expand and enhance our platform and technology infrastructure, make improvements to the scalability, availability and security of our platform, and develop new products;

•	sales and marketing, including expanding our direct sales organization and marketing programs, and expanding our programs directed at increasing our brand awareness among current and new customers;

•	hiring additional employees;

•	expansion of our operations and infrastructure, both domestically and internationally; and

•	general administration, including legal, accounting and other expenses related to being a public company

These investments may not result in increased revenue or growth of our business. We cannot assure you that we will be able to generate revenue sufficient to offset our expected cost increases and planned investments in our business and platform. As a result, we may incur significant losses for the foreseeable future, and may not be able to achieve and sustain profitability. If we fail to achieve and sustain profitability, then we may not be able to achieve our business plan, fund our business or continue as a going concern.

Our business is subject to the risks of earthquakes, fire, floods and other natural catastrophic events, and to interruption by man-made problems such as power disruptions, computer viruses, data security breaches or terrorism.

Our corporate headquarters are located in Southern California, a region known for seismic activity. A significant natural disaster, such as an earthquake, fire or a flood, occurring at our headquarters, at one of our other facilities or where a business partner is located could adversely affect our business, results of operations and financial condition. Further, if a natural disaster or man-made problem were to affect Joyent, Iron.io and/or AWS, our network service providers or Internet service providers, this could adversely affect the ability of our customers to use our products and platform. In addition, natural disasters and acts of terrorism could cause disruptions in our or our customers’ businesses, national economies or the world economy as a whole. We also rely on our network and third-party infrastructure and enterprise applications and internal technology systems for our engineering, sales and marketing and operations activities. Although we maintain incident management and disaster response plans, in the event of a major disruption caused by a natural disaster or man-made problem, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our development activities, lengthy interruptions in service, breaches of data security and loss of critical data, any of which could adversely affect our business, results of operations and financial condition.

Our directors, officers and principal stockholders have significant voting power and may take actions that may not be in the best interests of our other stockholders.

Our officers, directors and principal stockholders each holding more than 5% of our common stock, collectively control approximately 64 % of our voting securities. If any of our officers, directors and principal stockholders purchases additional shares of common stock, the aggregate percentage of equity ownership of management may increase further. As a result, these stockholders, if they act together, will be able to control the management and affairs of our Company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change of control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of our other stockholders. Due to such concentration of ownership, we may take actions with respect to our business that may conflict with the desire of other stockholders. Furthermore, pursuant to a voting agreement (“Voting Agreement”), Acacia and entities affiliated with our executive officers and directors will have the right to designate all nine directors on our Board. As a result, Acacia and our executive officers and directors will be able to exercise significant control over our business operations and on all matters requiring stockholder approval, including the election of directors, approval of significant corporate transactions and the definition of rights and privileges of all securities. Due to such controlling position, we may take actions with respect to our business that may conflict with the desire of other stockholders, including common stockholders.

We expect that the price of our common stock will fluctuate substantially.

The market price of our common stock is likely to be highly volatile and may fluctuate substantially due to many factors, including, but not limited to:

•	the volume and timing of our revenues and quarterly variations in our results of operations or those of others in our industry;

•	announcement of new contracts with customers or termination of contracts with customers;

•	the introduction of new services, content or features by us or others in our industry;

•	disputes or other developments with respect to our or others’ intellectual property rights;

•	media exposure of our products or of those of others in our industry;

•	changes in governmental regulations;

•	changes in earnings estimates or recommendations by securities analysts; and

•	general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

In recent years, the stock markets generally have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the listed companies. Broad market and industry factors may significantly affect the market price of our common stock, regardless of our actual operating performance. These fluctuations may be even more pronounced in the trading market for our common stock shortly following our IPO.

In addition, in the past, class action litigation has often been instituted against companies whose securities have experienced periods of volatility in market price. Securities litigation brought against us following volatility in our stock price, regardless of the merit or ultimate results of such litigation, could result in substantial costs, which would hurt our financial condition and operating results and divert management’s attention and resources from our business.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business, our market or our competitors, or if such analysts adversely change their recommendations regarding our common stock, the market price and trading volume of our common stock could decline.

The trading market for our common stock will be influenced by the research and reports that securities or industry analysts may publish about us, our business, our market or our competitors. If few analysts commence coverage of us, the market price for our common stock could be negatively affected. If any of the analysts who may cover us adversely change their recommendations regarding our common stock or provide more favorable recommendations about our competitors, the market price of our common stock may decline. If any of the analysts who may cover us were to cease coverage of us or fail to publish reports on us regularly, visibility of our Company in the financial markets could decrease, which in turn could cause the market price or trading volume of our common stock to decline. These concerns may be exacerbated by the relatively small size of our common shares float, which is likely to result in limited trading volume for our common stock.

We will incur increased costs as a result of becoming a public company, including costs related to compliance with the Sarbanes-Oxley Act and other regulations.

As a public company, we will incur significant legal, accounting, insurance and other expenses that we have not incurred as a private company, including costs associated with public company reporting requirements. We also have incurred and will incur costs associated with compliance with the Sarbanes-Oxley Act and related rules implemented by the SEC. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. In estimating these costs, we took into account expenses related to insurance, legal, accounting and compliance activities, as well as other expenses not currently incurred. These laws and regulations could also make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. In addition, we will be required to have our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting in the later of our second annual report on Form 10-K or the first annual report on Form 10-K following the date on which we are no longer an emerging growth company. Our compliance with Section 404 of the Sarbanes-Oxley Act will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by NASDAQ, the SEC or other regulatory authorities, which would require additional financial and management resources.

Our ability to successfully implement our business plan and comply with Section 404 requires us to be able to prepare timely and accurate financial statements. We expect that we will need to continue to improve existing, and implement new operational and financial systems, procedures and controls to manage our business effectively. Any delay in the implementation of, or disruption in the transition to, new or enhanced systems, procedures or controls, may cause our operations to suffer and we may be unable to conclude that our internal control over financial reporting is effective and/or to obtain an unqualified report on internal controls from our auditors as required under Section 404 of the Sarbanes-Oxley Act. This, in turn, could have an adverse impact on trading prices for our common stock, and could adversely affect our ability to access the capital markets.

We had identified a material weakness in our internal control over financial reporting for the years ended December 31, 2016 and 2015, and we may not be able to successfully maintain effective internal controls over financial reporting.

We identified control deficiencies in our financial reporting process that constituted a material weakness for the years ended December 31, 2015 and 2016. The material weakness related to the lack of competent accounting personnel with the appropriate level of knowledge, experience and training in GAAP and SEC reporting requirements with respect to equity transactions, resulting in several adjustments to the interim financial statements and also a restatement of our previously issued financial statements as of and for the years ended December 31, 2015 and 2016.

We have initiated certain measures to remediate this material weakness. For example, we hired a new Chief Financial Officer in October 2016, a new Corporate Controller in March 2017 and a new Senior Director of Financial Reporting in June 2017. We have also engaged outside consultants with requisite experience to assist us in the financial reporting process and utilized interim professionals to strengthen our accounting and financial reporting team. We believe that the actions we have taken remediated the material weakness.

However, there can be no assurance that we will not suffer from other material weaknesses in the future. If we fail to maintain effective internal controls over financial reporting in the future, such failure could result in a material misstatement of our annual or quarterly financial statements that would not be prevented or detected on a timely basis and which could cause investors and other users to lose confidence in our financial statements, limit our ability to raise capital and have a negative effect on the trading price of our common stock. Additionally, failure to maintain effective internal controls over financial reporting may also negatively impact our operating results and financial condition, impair our ability to timely file our periodic and other reports with the SEC, subject us to additional litigation and regulatory actions and cause us to incur substantial additional costs in future periods relating to the implementation of remedial measures.

Substantial future sales of our common stock, or the perception in the public markets that these sales may occur, may depress our stock price.

Sales of a substantial amount of our common stock in the market, or the perception that these sales may occur, could adversely affect the market price of our common stock. Our outstanding shares include the shares of common stock we sold in the IPO, which may be resold immediately, and shares of common stock that will become available for sale 180 days (subject to extension in certain circumstances) under the terms of lock-up agreements entered into between the holders of those shares and the underwriters of the IPO. However, the underwriters can waive this restriction and allow these stockholders to sell their shares at any time after the offering. As these lockup restrictions end, the market price of the common stock could drop significantly if the holders of these restricted shares sell them or are perceived by the market as intending to sell them.

We have registered all common stock issuable under our 2014 Stock Option/Stock Issuance Plan and all common stock that we may issue under our 2017 Stock Incentive Plan and our 2017 Employee Stock Purchase Plan. As a result, these shares they can be freely sold in the public market once vested and exercised, subject to the lock-up agreements referred to above. If a large number of these shares are sold in the public market, the sales could reduce our trading price.

In the future, we may also issue our securities if we need to raise additional capital or in connection with acquisitions. The number of shares of our common stock issued in connection with a financing or acquisition could constitute a material portion of our then-outstanding shares of our common stock.

We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of any June 30 date before that time, in which case, we would no longer be an emerging growth company as of the following December 31. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We are a “controlled company” within the meaning of the NASDAQ rules and, as a result, are exempt from certain corporate governance requirements. Therefore, you may not have the same protections afforded to stockholders of companies that are subject to such requirements.

Acacia and entities affiliated with our Chief Executive Officer and our President (the Major Stockholders) will collectively beneficially own more than 50% of our voting power. Pursuant to the Voting Agreement, Acacia and the Major Stockholders (acting as a group) can designate and elect all nine directors on our Board of Directors. As a result, we will be considered a controlled company within the meaning of the corporate governance standards of NASDAQ. Under these rules, a controlled company may elect not to comply with certain of NASDAQ’s corporate governance requirements, including:

•	A majority of our Board of Directors to consist of “independent directors” as defined by the applicable rules and regulations of NASDAQ;

•	The compensation of our executive officers to be determined, or recommended to the Board of Directors for determination, by independent directors constituting a majority of the independent directors of the Board in a vote in which only independent directors participate or by a Compensation Committee comprised solely of independent directors; and

•	That director nominees to be selected, or recommended to the Board of Directors for selection, by independent directors constituting a majority of the independent directors of the Board in a vote in which only independent directors participate or by a nomination committee comprised solely of independent directors.

Notwithstanding the availability of these exemptions, our current intent is to comply voluntarily with certain of NASDAQ’s corporate governance requirements with respect to our Board. We cannot guarantee that a majority of our Board will consist of independent directors or that we will be able to comply with all of NASDAQ’s other corporate governance requirements. As a controlled company, you will not have the same protections afforded to stockholders of companies that are subject to all of NASDAQ’s corporate governance requirements.

We do not currently expect to pay any cash dividends.

The continued operation and expansion of our business will require substantial funding. Accordingly, we do not currently expect to pay any cash dividends on shares of our common stock. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board of directors deems relevant. Additionally, we expect these restrictions to continue in the future. Accordingly, if you purchase shares of our common stock, realization of a gain on your investment will depend on the appreciation of the price of our common stock, which may never occur. Investors seeking cash dividends in the foreseeable future should not purchase our common stock.

Our anti-takeover provisions could prevent or delay a change in control of our Company, even if such change in control would be beneficial to our stockholders.

Provisions of our amended and restated certificate of incorporation and amended and restated bylaws as well as provisions of Delaware law could discourage, delay or prevent a merger, acquisition or other change in control of our Company, even if such change in control would be beneficial to our stockholders. These include:

•	authorizing the issuance of “blank check” preferred stock that could be issued by our board of directors to increase the number of outstanding shares and thwart a takeover attempt;

•	a provision for a classified board of directors so that not all members of our board of directors are elected at one time;

•	the removal of directors only for cause;

•	no provision for the use of cumulative voting for the election of directors;

•	limiting the ability of stockholders to call special meetings;

•	requiring all stockholder actions to be taken at a meeting of our stockholders (i.e. no provision for stockholder action by written consent); and

•	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

In addition, the Delaware General Corporate Law prohibits us, except under specified circumstances, from engaging in any mergers, significant sales of stock or assets or business combinations with any stockholder or group of stockholders who owns at least 15% of our common stock.

Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.

Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for:

•	any derivative action or proceeding brought on our behalf;

•	any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or to our stockholders;

•	any action asserting a claim against us arising pursuant to any provision of the Delaware General Corporation Law, our certificate of incorporation or our bylaws; or

•	any action asserting a claim against us governed by the internal affairs doctrine.

Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to this provision of our certificate of incorporation. This choice-of-forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable or convenient for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find these provisions of our certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

In connection with the execution of the Bridge Loan, we issued to the Bridge Loan Lenders 120,000 shares of common stock and fully vested, ten-year warrants to purchase shares of common stock equal to the greater of (i) 60,000 shares, and (ii) 0.375% of our fully diluted shares of common stock outstanding outstanding following completion of the IPO.

Use of Proceeds

On May 17, 2017, we completed our IPO, pursuant to which we issued and sold an aggregate of 2,500,000 shares of our common stock at a price to the public of $15.00 per share pursuant to a registration statement on Form S-1 (File No. 333-216726) and was declared effective by the SEC on May 11, 2017. We received net proceeds of approximately $32.6 million, after deducting discounts and commissions of approximately $3.2 million and other offering expenses of approximately $1.7 million. No payments for such expenses were made directly or indirectly to any of our officers and directors, or persons owning 10% or more of any class of our equity securities, or to any of our affiliates. Wunderlich Securities, Inc. acted as the sole book-running manager of the offering. Craig-Hallum Capital Group, LLC and Northland Securities, Inc. acted as co-managers of the offering.

There has been no material change in the planned use of proceeds from our initial public offering as described in our Prospectus. As described in our Prospectus, we intend to use the proceeds for working capital or other general corporate purposes, including funding our growth strategies.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

10.1	Form of Notice of Grant of Stock Option, together with Forms of Stock Option Agreement and Stock Purchase Agreement, relating to Time-Based Option granted to each of Chad Steelberg and Ryan Steelberg on May 11, 2017

10.2	Form of Notice of Grant of Stock Option, together with Forms of Stock Option Agreement and Stock Purchase Agreement, relating to Performance-Based Option granted to each of Chad Steelberg and Ryan Steelberg on May 11, 2017

10.3	Form of Notice of Grant of Stock Option, together with Forms of Stock Option Agreement and Stock Purchase Agreement, for use with 2017 Stock Incentive Plan

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Veritone, Inc.

June 26, 2017	By	/s/ Chad Steelberg
Chad Steelberg
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

June 26, 2017	By	/s/ Peter F. Collins
Peter F. Collins
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)