Form 10-Q
period 2017-06-30
Veritone, Inc.
filed 2017-08-08
CIK 1615165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of July 31, 2017, there were 14,957,268 shares of common stock outstanding.

VERITONE, INC.

QUARTERLY REPORT ON FORM 10-Q

June  30, 2017

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

VERITONE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share and share data)

(Unaudited)

	As of
	June 30, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$65,912	$12,078
Accounts receivable, net of allowance for doubtful accounts of $67 and $0, respectively	12,243	4,834
Expenditures billable to clients	8,302	3,384
Prepaid expenses and other current assets	2,374	1,071

Total current assets	88,831	21,367

Property, equipment and improvements, net	46	68
Capitalized software, net	225	321
Other assets	169	592

Total assets	$89,271	$22,348

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts payable	$18,564	$12,321
Accrued media payments	8,983	6,777
Other accrued liabilities	3,110	3,060
Customer advances	3,089	1,841
Convertible notes payable, net of discounts and issuance costs of $0 and $6,898, respectively	—	13,388
Warrant liability	—	7,114

Total current liabilities	33,746	44,501

Other liabilities	18	22

Total liabilities	33,764	44,523

Commitments and contingencies (Note 7)

Redeemable convertible preferred stock:
Series B Preferred Stock, par value $0.001 per share; no shares authorized, issued and outstanding at June 30 2017 and 3,092,781 shares authorized, issued and outstanding at December 31, 2016 (aggregate liquidation preference of $18,138 at December 31, 2016)	—	17,897
Series A Preferred Stock, par value $0.001 per share; no shares authorized, issued and outstanding at June 30 2017 and 5,666,667 shares authorized, 3,914,697 issued and outstanding at December 31, 2016 (aggregate liquidation preference of $8,353 at December 31, 2016)	—	5,453

Total redeemable convertible preferred stock	—	23,350

Stockholders’ equity (deficit):
Preferred stock, par value $0.001 per share; 1,000,000 shares authorized at June 30, 2017; no shares issued and outstanding at June 30, 2017	—	—
Common stock, par value $0.001 per share; 75,000,000 and 38,500,000 shares authorized at June 30, 2017 and December 31, 2016, respectively; 14,956,068 and 2,620,803 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	15	4
Additional paid-in capital	132,640	(293)
Accumulated deficit	(77,148)	(45,236)

Total stockholders’ equity (deficit)	55,507	(45,525)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$89,271	$22,348

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share and share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net revenues	$4,087	$2,011	$7,195	$4,087
Cost of revenues	336	299	532	619

Gross profit	3,751	1,712	6,663	3,468

Operating expenses:
Selling and marketing	3,414	1,840	6,013	3,486
Research and development	2,883	1,646	6,147	3,176
General and administrative	5,302	4,754	8,982	7,264

Total operating expenses	11,599	8,240	21,142	13,926

Loss from operations	(7,848)	(6,528)	(14,479)	(10,458)

Other income (expense), net	(13,746)	4	(12,960)	(27)

Loss before provision for income taxes	(21,594)	(6,524)	(27,439)	(10,485)
Provision for income taxes	1	1	3	3

Net loss	(21,595)	(6,525)	(27,442)	(10,488)
Accretion of redeemable convertible preferred stock	(3,397)	(794)	(4,470)	(1,588)

Net loss attributable to common stockholders	$(24,992)	$(7,319)	$(31,912)	$(12,076)

Net loss per share attributable to common stockholders:
Basic and diluted	$(2.94)	$(3.20)	$(5.82)	$(6.89)

Weighted average shares outstanding attributable to common stockholders:
Basic and diluted	8,491,391	2,284,098	5,484,379	1,753,629

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITONE, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance as of December 31, 2016	2,620,803	$4	$(293)	$(45,236)	$(45,525)
Common stock issued through public offering, net	2,500,000	3	32,531	—	32,534
Conversion of Series B preferred stock upon public offering	2,309,135	2	18,666	—	18,668
Conversion of Series A preferred stock upon public offering	2,922,798	3	8,595	—	8,598
Exercise of Primary Warrant upon public offering	2,150,335	2	29,261	—	29,263
Conversion of Acacia Note and accrued interest upon public offering	1,523,746	2	20,735	—	20,737
Conversion of Bridge Loan and accrued interest upon public offering	590,717	1	8,044	—	8,045
Common stock issued to Bridge Loan holders	300,000	0	3,666	—	3,666
Issuance of restricted stock	34,333	—	—	—	—
Repurchase of common stock	(7,500)	(0)	(56)	—	(56)
Exercise of options	1,580	(2)	5	—	3
Issuance of warrants	—	—	8,658	—	8,658
Beneficial conversion feature	—	—	554	—	554
Modification of warrants	—	—	371	—	371
Stock-based compensation expense	10,121	—	1,903	—	1,903
Accretion of redeemable convertible preferred stock	—	—	—	(4,470)	(4,470)
Net loss	—	—	—	(27,442)	(27,442)

Balance as of June 30, 2017	14,956,068	$15	$132,640	$(77,148)	$55,507

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(27,442)	$(10,488)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	119	61
Intangible asset impairment charges	—	500
Amortization of debt discounts and issuance costs	3,740	—
Costs of warrants issued at IPO	5,790	—
Write-off of debt discounts and issuance costs at IPO	10,132	—
Change in fair value of warrant liability	(7,114)	—
Provision for doubtful accounts	67	—
Stock-based compensation expense	1,903	1,522
Changes in assets and liabilities:
Accounts receivable	(7,476)	(379)
Expenditures billable to clients	(4,918)	(2,818)
Prepaid expenses and other current assets	(1,303)	(284)
Accounts payable	6,042	(4,810)
Accrued media payments	2,206	1,051
Other accrued liabilities	529	127
Customer advances	1,248	(94)

Net cash used in operating activities	(16,477)	(15,612)

Cash flows from investing activities:
Addition to intangible assets	(30)	—

Net cash used in investing activities	(30)	—

Cash flows from financing activities:
Net proceeds from public offering	33,199	—
Proceeds received under the Bridge Loan Agreement	8,000	—
Proceeds from exercise of Primary Warrant	29,263	—
Proceeds from exercise of stock options	3	—
Debt issuance costs	(68)	—
Repurchase of common stock	(56)	—

Net cash provided by financing activities	70,341	—

Net increase (decrease) in cash and cash equivalents	53,834	(15,612)
Cash and cash equivalents, beginning of period	12,078	19,197

Cash and cash equivalents, end of period	$65,912	$3,585

Supplemental Disclosure of Cash Flow Information
Non-cash investing and financing activities:
Conversion of convertible notes payable, including accrued interest, to common stock	$28,782	$—
Conversion of redeemable convertible preferred stock to common stock	$27,266	$—
Unpaid deferred IPO costs	$665	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITONE, INC.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

(Unaudited)

Note 1. Description of Business and Basis of Presentation

Description of Business

Veritone, Inc., a Delaware corporation, (“Veritone”) (together with its wholly-owned subsidiaries, collectively, the Company) is a cloud-based cognitive software company that extracts understanding from unstructured audio and video data. The Company’s platform incorporates patented technology to manage and integrate a wide variety of artificial intelligence processes, through the orchestration of machine learning algorithms known as cognitive engines to mimic human cognitive functions such as perception, reasoning, prediction and problem solving to transform unstructured data. The Company’s artificial intelligence (“AI”) platform stores the cognitive engine results in a searchable, time-correlated index, creating an online, searchable library of audio and video data that enables analysis and automated business solutions. Because of its open architecture, additional cognitive engines can be readily added to the platform, and new applications can be added by the Company or third parties to leverage the platform for a broad range of industries that capture or use audio and video data, including, without limitation, media, politics, legal and other commercial and government vertical markets. In addition, the Company operates a full service advertising agency. The Company’s expertise in media buying, planning and creative development, coupled with its proprietary technology platform, enables the Company to deliver and analyze the effectiveness of advertising in a way that is simple, scalable and trackable.

Initial Public Offering

In May 2017, the Company completed an initial public offering (“IPO’) of its common stock. In connection with the IPO, the Company sold 2,500,000 shares of common stock at $15.00 per share for an expected aggregate net proceeds of $32,534 after underwriting discounts, commissions and offering costs of $4,966.

Concurrent with the closing of the IPO on May 17, 2017, the following transactions were completed in accordance with the related agreements (see Notes 3 and 4):

(a)	The Series B Preferred Stock, which had a liquidation preference of $18,668 and a net book value of $18,463, was automatically converted into 2,309,135 shares of the Company’s common stock;

(b)	The Series A Preferred Stock, which had a liquidation preference of $8,598 and a net book value of $6,272, was automatically converted into 2,922,798 shares of the Company’s common stock;

(c)	The Convertible Note Payable to Acacia, which had a principal balance of $20,000 and accrued interest of $737, was automatically converted into 1,523,746 shares of the Company’s common stock;

(d)	The Primary Warrant was automatically exercised by Acacia, which resulted in the issuance of 2,150,335 shares of the Company’s common stock to Acacia in exchange for cash proceeds of $29,263;

(e)	The Lenders funded the remaining undrawn amounts under the Bridge Loan, which provided cash proceeds of $4,000 to the Company and increased the outstanding principal balance of the Bridge Loan to $8,000. In connection with the funding, the Company issued to the Bridge Loan Lenders (a) an aggregate of 90,000 shares of its common stock, and (b) fully vested warrants to purchase a number of shares of the Company’s common stock equal to the greater of (i) 120,000 shares of common stock, and (ii) 0.75% of the Company’s fully diluted shares outstanding following completion of the IPO. Such warrants have a term of ten years following the date of issuance and have an exercise price per share equal to the lower of $13.6088 or the IPO price per share to the public;

(f)	The Bridge Loan, which had a principal balance of $8,000 and accrued interest of $45, was automatically converted into an aggregate of 590,717 shares of the Company’s common stock; and

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

The accompanying condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which are normal and recurring, necessary to fairly state its financial position, results of operations and cash flows. All significant intercompany transactions have been eliminated in consolidation. The financial data and the other information disclosed in these notes to the condensed consolidated financial statements reflected in the three-month and six-month periods presented are unaudited. The December 31, 2016 balance sheet included herein was derived from the audited financial statements, but does not include all disclosures or notes required by GAAP for complete financial statements.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes in the Company’s significant accounting policies from those that were disclosed in the Prospectus.

Revenue Recognition

Net revenues for the three- and six-month periods presented were comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Media agency revenues	$3,739	$1,938	$6,638	$3,974
AI platform revenues	348	73	557	113

Total net revenues	$4,087	$2,011	$7,195	$4,087

During the three months ended June 30, 2017 and 2016, the Company made $31,243 and $16,962 in gross media placements, of which $28,784 and $14,585, respectively, were billed directly to customers. Of the amounts billed directly to customers, $25,045 and $12,647 represented media-related costs netted against billings during the three months ended June 30, 2017 and 2016, respectively. For the six months ended June 30, 2017 and 2016, the Company made $57,485 and $35,037 in gross media placements, of which $48,207 and $29,608, respectively, were billed directly to customers. Of the amounts billed directly to customers, $41,569 and $25,634 represented media-related costs netted against billings for the six months ended June 30, 2017 and 2016, respectively.

Other Income (Expense), Net

Other income (expense), net for the three- and six-month periods presented were comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest income (expense), net	$(1,880)	$1	$(4,234)	$4
Stock warrants issued	(5,790)	—	(5,790)	—
Write-off of deferred debt discounts and issuance costs	(10,132)	—	(10,132)	—
Gain on fair value change of warrant liability	3,996	—	7,114	—
Other	60	3	82	(31)

Other income (expense), net	$(13,746)	$4	$(12,960)	$(27)

Interest expense, net for the three- and six-month periods ended June 30, 2017 included amortization of deferred debt discounts and issuance costs of $1,686 and $3,740, respectively, related to the Company’s convertible notes payable.

Earnings Per Share

The following table presents the computation of basic and diluted net loss per common share for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss per share:
Numerator
Net loss	$(21,595)	$(6,525)	$(27,442)	$(10,488)
Accretion of redeemable convertible preferred stock	(3,397)	(794)	(4,470)	(1,588)

Net loss attributable to common stockholders	$(24,992)	$(7,319)	$(31,912)	$(12,076)

Denominator
Weighted-average common shares outstanding	8,666,147	2,424,554	5,679,024	1,862,401
Less: Weighted-average shares subject to repurchase	(174,756)	(140,456)	(194,645)	(108,772)

Denominator for basic and diluted net loss per share attributable to common stockholders	8,491,391	2,284,098	5,484,379	1,753,629

Basic and diluted net loss per share attributable to common stockholders	$(2.94)	$(3.20)	$(5.82)	$(6.89)

Other potentially dilutive securities that were not included in the calculation of diluted net loss per share attributable to common stockholders because their effect would be anti-dilutive are as follows (in weighted-average common equivalent shares):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Common stock options	2,697,361	682,415	1,682,804	636,112
Warrants to purchase common stock	2,381,530	—	2,165,872	—
Shares issuable upon conversion of redeemable convertible preferred stock	—	4,828,800	—	4,783,800

Total	5,078,891	5,511,215	3,848,676	5,419,912

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

The Company’s stock warrants are categorized as Level 3 within the fair value hierarchy. Stock warrants have been recorded at their fair value using a probability-weighted expected return model. This model incorporates contractual terms, maturity, risk free rates and volatility. The value of the Company’s stock warrants would increase if a higher risk free interest rate were used, and the value of the Company’s stock warrants would decrease if a lower risk free interest rate were used. Similarly, a higher volatility assumption would increase the value of the stock warrants, and a lower volatility assumption would decrease the value of the stock warrants. The unobservable inputs for Level 3 fair value measurements and fair value calculations are developed and determined by the Company’s management with the assistance of a third party valuation specialist.

The following table summarizes quantitative information with respect to the significant unobservable inputs used for the Company’s stock warrants that are categorized as Level 3 within the fair value hierarchy:

December 31, 2016
Volatility	80.0%
Risk free rate	1.84%
Discount for lack of marketability	20.0%

The following table represents a reconciliation of the Level 3 measurement of the Company’s Primary Warrant (see related discussion in Note 3):

Balance, December 31, 2016	$7,114
Less: Change in fair value of warrant liability	(7,114)

Balance, June 30, 2017	$—

In addition, in May 2017, upon exercise of the Primary Warrant, the Company issued to Acacia a five-year warrant to purchase 809,400 shares of the Company’s common stock, or 10% Warrant. The fair value of the 10% Warrant under Level 3 measurement is $5,790 (see related discussion in Note 3).

The following table summarizes quantitative information with respect to the significant unobservable inputs used for the Company’s 10% Warrant that are categorized as Level 3 within the fair value hierarchy:

May 17, 2017
Volatility	70.0%
Risk free rate	1.44%
Discount for lack of marketability	0%

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount that the entity expects to be entitled to receive when products are transferred to customers. ASU 2014-09 will be effective for the Company in its year ended December 31, 2019, and for interim periods beginning with its first quarter of 2020. Early adoption is permitted. Subsequently, the FASB has issued the following standards related to ASU 2014-09: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations; ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients; and ASU 2016-20, Technical Correction and Improvements to Topic 606, Revenue from Contract with Customers. The Company must adopt ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20 with ASU 2014-09 (collectively, the “new revenue standards”). The new revenue standards may be applied retrospectively to each prior period presented or prospectively with the cumulative effect recognized as of the date of adoption. The Company is currently evaluating the method and timing of its adoption and the impact of adopting the new revenue standards on its consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015–17, “Income Taxes: Balance Sheet Classification of Deferred Taxes (Topic 740),” to require that deferred tax liabilities and assets be classified entirely as non-current. This ASU is effective for the Company in its year ended December 31, 2018 and for interim periods beginning with its first quarter of 2019. Early adoption is permitted, and the amended guidance may be applied prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” The amendments under this pronouncement will change the way all leases with duration of one year of more are treated. Under this guidance, lessees will be required to capitalize virtually all leases on the balance sheet as a right-of-use asset and an associated financing lease liability or capital lease liability. The right-of-use asset represents the lessee’s right to use, or control the use of, a specified asset for the specified lease term. The lease liability represents the lessee’s obligation to make lease payments arising from the lease, measured on a discounted basis. Based on certain characteristics, leases are classified as financing leases or operating leases. Financing lease liabilities, those that contain provisions similar to capitalized leases, are amortized in the same manner as capital leases are amortized under current accounting rules, as amortization expense and interest expense in the statement of operations. Operating lease liabilities are amortized on a straight-line basis over the life of the lease as lease expense in the statement of operations. This ASU is effective for the Company in its year ended December 31, 2020 and for interim periods beginning with its first quarter of 2021. The Company is currently evaluating the impact this standard will have on its policies and procedures pertaining to its existing and future lease arrangements, disclosure requirements and on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and treatment of forfeitures. ASU 2016-09 is effective for the Company in its year ended December 31, 2018 and for interim periods beginning with its first quarter of 2019. Early adoption is permitted. The Company is currently evaluating the potential impact that this new standard will have on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230),” a consensus of the FASB’s Emerging Issues Task Force,” which provides guidance intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. This ASU is effective for the Company in its year ended December 31, 2019 and for interim periods beginning with its first quarter of 2020. Early adoption is permitted. This adoption is not expected to have any significant impact on the Company’s consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting,” which amends the scope of modification accounting for share-based payment arrangements. Under the standard, an entity should not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The current disclosure requirements in Topic 718 still applies regardless of whether an entity is required to apply modification accounting under the amendments in this update. The standard is effective for the Company beginning the first quarter of 2018, with early adoption permitted. The Company does not expect the adoption of ASU 2017-09 will have a material impact on its consolidated financial statements.

NOTE 3. CONVERTIBLE NOTES PAYABLE AND RELATED TRANSACTIONS

Acacia Note

In March 2017, the Company and Acacia Research Corporation (“Acacia”) amended certain terms of the warrants that were included in the Investment Agreement that was entered into by the two companies on August 15, 2016 (refer to the Company’s Prospectus for the full discussion of the Investment Agreement). Under the terms of the amendments, if the Company completed an IPO of its common stock with gross proceeds of at least $15,000 (a “Qualifying IPO”), the exercise price for all warrants issued to Acacia would be the lower of $13.6088 or the price of common stock issued in the IPO (see discussion of the IPO in Note 1). Also, the primary common stock purchase warrant issued to Acacia on August 15, 2016, as amended (the “Primary Warrant”) would automatically be exercised upon the completion of a Qualifying IPO. As a result of these amendments, the fair value of the Primary Warrant decreased by $3,118 and the credit associated with the reduction in fair value was recorded as a gain in Other Income (Expense) in the Company’s condensed consolidated statement of operations for the first quarter of 2017.

Concurrent with the closing of the IPO on May 17, 2017, the convertible note payable to Acacia (the “Acacia Note”), which had a principal balance of $20,000 and accumulated accrued interest of $737, was automatically converted into 1,523,746 shares of the Company’s common stock at a conversion price per share of $13.6088. As a result of the conversion of the Acacia Note, the Company recorded a charge to earnings of $4,347 representing the write-off of the unamortized balance of debt discounts associated with stock warrants and debt issuance costs which was included in Other Income (Expense) in the Company’s condensed consolidated statement of operations for the second quarter of 2017.

Also, concurrent with the closing of the IPO, the Primary Warrant was automatically exercised by Acacia at an exercise price of $13.6088 per share, which resulted in the issuance of 2,150,335 shares of the Company’s common stock in exchange for a cash proceeds of $29,263. Upon such exercise of the Primary Warrant, the Company issued to Acacia a five-year warrant to purchase 809,400 shares of the Company’s common stock at an exercise price of $13.6088 per share (the “10% Warrant”). Fifty percent of the shares under the 10% Warrant vested upon its issuance and the remaining half will vest in May 2018. The fair market value of the 10% Warrant is $5,790, which was recorded as an expense in Other Income (Expense) in the Company’s condensed consolidated statement of operations for the second quarter of 2017. Moreover, as a result of the exercise of the Primary Warrant, the balance of the Warrant Liability of $3,996 was written-off resulting in a gain in Other Income (Expense) in the Company’s condensed consolidated statement of operations for the second quarter of 2017.

Bridge Loan

In March 2017, the Company entered into a Note Purchase Agreement with Acacia and Veritone LOC I, LLC (“VLOC”) (collectively, the “Lenders”), which provided for a line of credit of up to $8,000 (the “Bridge Loan”). The convertible promissory notes issued to the Lenders pursuant to the Bridge Loan accrued interest at the rate of eight percent (8%) per annum, compounded quarterly. The borrowings were due and payable on November 25, 2017, and the Company’s obligations under this facility were secured by a security interest in substantially all of the assets of the Company, which was of equal priority to the security interests of

Acacia under the Acacia Note. The Company drew down the initial $2,000 installment under the Bridge Loan upon the execution of the Note Purchase Agreement. In April 2017, the Company borrowed an additional $2,000 under the Bridge Loan. In May 2017, the Lenders funded the remaining undrawn amounts of $4,000 under the Bridge Loan, which increased the outstanding principal balance of the Bridge Loan to $8,000.

Upon the execution of the Note Purchase Agreement, the Company issued an aggregate of 120,000 shares of the Company’s common stock to the Lenders in accordance with the agreement. In addition, in connection with the funding of the $8,000 principal amount of the Bridge Loan, the Company issued to the Lenders an aggregate of 180,000 shares of the Company’s common stock and warrants to purchase an aggregate of 240,000 shares of common stock. Such warrants were automatically adjusted upon completion of the IPO to be exercisable to purchase an aggregate of 313,446 shares of the Company’s common stock (which was equal to 1.5% of the fully diluted shares of common stock outstanding immediately following the closing of the IPO). The warrants have a term of ten years following the date of issuance and have an exercise price of $13.6088 per share. As of June 30, 2017, no warrants issued in connection with the Bridge Loan had been exercised. The members of VLOC include entities controlled by Chad Steelberg and Ryan Steelberg, the Company’s Chief Executive Officer and President, respectively, who own 50% of the VLOC’s membership interests, and certain holders of the Company’s redeemable convertible preferred stock.

Concurrent with the closing of the IPO on May 17, 2017, the $8,000 principal balance of the Bridge Loan and accumulated accrued interest of $45, were automatically converted into an aggregate of 590,717 shares of the Company’s common stock at a conversion price per share of $13.6088. As a result of the conversion of the Bridge Loan, the Company recorded a charge to earnings of $2,915, representing the unamortized balance of the debt discounts associated with the common stock and warrants issued during the signing of the agreement and the debt issuance costs related to the March and April 2017 borrowings. The Company presented the write-off as an expense in Other Income (Expense) in the Company’s condensed consolidated statement of operations in the second quarter of 2017. The Company also had recorded the issuance of common stock and warrants upon the funding of the remaining undrawn amounts of $4,000 under the Bridge Loan (see share count discussion below). The Company recorded the issuance of common stock and warrants as a charge to earnings aggregating $1,100 and $1,770, respectively, and presented the issuances as an expense in Other Income (Expense) in the Company’s condensed consolidated statement of operations in the second quarter of 2017 with a corresponding credit to Additional Paid-in Capital in the Company’s condensed consolidated balance sheet.

The following table represents a reconciliation of the principal amounts of the Acacia Note and the Bridge Loan (as described above) to the convertible notes payable included in the Company’s condensed consolidated balance sheets as of:

	June 30, 2017	December 31, 2016
First Loan principal, August 15, 2016	$—	$10,000
Second Loan principal, November 25, 2016	—	10,000
Debt discounts associated with stock warrants, net	—	(6,793)
Debt issuance costs, net	—	(105)
Accrued interest	—	286

Convertible note payable	$—	$13,388

NOTE 4. REDEEMABLE CONVERTIBLE PREFERRED STOCK

Concurrent with the closing of the IPO on May 17, 2017, the Series B Preferred Stock, which had a liquidation preference of $18,668 and a net book value of $18,463, was automatically converted into 2,309,135 shares of the Company’s common stock, and the Series A Preferred Stock, which had a liquidation preference of $8,598 and a net book value of $6,272, was automatically converted into 2,922,798 shares of the Company’s common stock. The differences between the liquidation preference and book value of the Series B and Series A Preferred Stock of $205 and $2,326, respectively, were recorded as a debit to accretion of redeemable convertible preferred stock in the Company’s condensed statement of operations for the second quarter of 2017 and an increase to Additional Paid-in Capital in the Company’s condensed consolidated balance sheet.

In the first quarter of 2017, the Company had recorded the amount of the beneficial conversion feature of the Series B and Series A Preferred Stock amounting to $226 and $328, respectively, as the respective conversion prices for such shares were less than the fair market value of the underlying preferred stock. The beneficial conversion feature resulted in the recording of a discount against the preferred stock and a corresponding credit to the Company’s additional paid-in capital. The amortization of the discount for the Series B and Series A Preferred Stock during the three months ended June 30, 2017 were $10 and $14, respectively, and were presented as an addition to accretion of redeemable convertible preferred stock in the Company’s condensed statement of operations for that period. For the six months ended June 30, 2017, the aggregate amortization of the discount for the Series B and Series A Preferred Stock were $67 and $96, respectively. As a result of the conversion of the Series B and Series A Preferred Stock, the Company recorded the write-off of the unamortized portion of the beneficial conversion feature of $159 and $232, respectively, as an addition to accretion of redeemable convertible preferred stock in the Company’s condensed statement of operations in the second quarter of 2017.

In May 2017, the Board of Directors and the stockholders of the Company approved the decrease in the Company’s authorized preferred stock from 11,500,000 shares to 1,000,000 shares (par value $0.001 per share), effective following the closing of the IPO and the filing of the Company’s amended and restated certificate of incorporation.

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

Common Stock

In May 2017, the Board of Directors and the Company’s stockholders approved the increase in the Company’s authorized common stock to 75,000,000 shares from 38,500,000 shares (par value $0.001 per share), effective following the closing of the IPO and the filing of the Company’s amended and restated certificate of incorporation.

During the six months ended June 30, 2017, the Company issued 12,335,265 shares of common stock as follows:

(a) 120,000 shares to the Bridge Loan Lenders upon execution of the Note Purchase Agreement in March 2017,

(b) 90,000 shares in connection with the $2,000 Bridge Loan borrowings in March and April 2017,

(c) 2,500,000 shares for the IPO,

(d) 2,309,135 shares for the conversion of the Series B preferred stock upon public offering,

(e) 2,922,798 shares for the conversion of the Series A preferred stock upon public offering,

(f) 2,150,335 shares for the exercise of the Primary Warrant upon public offering,

(g) 1,523,746 shares for the conversion of the Acacia Note and accrued interest upon the IPO,

(h) 590,717 shares for the conversion of the Bridge Loan and accrued interest upon the IPO, and

(i) 90,000 shares in connection with the $4,000 Bridge Loan borrowing in May 2017.

Also, the Company issued under its 2014 Plan Stock Options/Stock Issuance Plan (the “2014 Plan”) 9,500 shares of restricted common stock to employees, 17,333 shares of restricted common stock to consultants for payment of services rendered, 10,121 shares of common stock to the Company’s CEO as compensation for the second quarter of 2017 (see Note 7) and 1,580 shares upon the exercise of stock options (see Condensed Consolidated Statement of Stockholders Equity (Deficit) for more details).

Common Stock Warrants

Upon signing of the Investment Agreement and in conjunction with the Company’s First Loan with Acacia, the Company issued to Acacia a four-year warrant to purchase a number of shares of its common stock determined by dividing $700,000 by an exercise price per share ranging from $8.0833 to $13.7323, with the actual exercise price to be determined by the type and/or valuation of its future equity financings. In conjunction with the Second Loan in November 2016, the Company issued to Acacia two additional four-year warrants, each to purchase a number of shares of the Company’s common stock determined by dividing $700,000 by an exercise price per share ranging from $8.0833 to $13.7323, with the actual exercise price to be determined by the type and/or valuation of its future equity financings). In March 2017, in connection with the amendment of the Primary Warrant, each of these warrants was amended to provide that the exercise prices thereof shall be equal to the lower of $13.6088 or the initial public offering price per share. As a result, upon completion of the IPO on May 17, 2017, each of these three warrants became exercisable to purchase up to 51,437 shares of common stock, or an aggregate of 154,311 shares of common stock, at an exercise price per share of $13.6088. In addition, upon the automatic exercise in full of the Primary Warrant, the Company issued to Acacia the 10% Warrant, which is a five-year warrant, to purchase 809,400 shares of the Company’s common stock at an exercise price of $13.6088 per share. Fifty percent of the shares under the 10% Warrant vested upon its issuance and the remaining fifty percent will vest in May 2018. The Company had also issued to the Bridge Loan Lenders in connection with the Bridge Loan warrants to purchase an aggregate of 313,446 shares of the Company’s common stock. Such warrants have a term of ten years following the individual issuance dates and have an exercise price per share equal to $13.6088. As of June 30, 2017, the Company had a total of 1,277,157 of warrants issued and outstanding.

Dispute Settlement

On December 23, 2016, the Company entered into a settlement agreement and release relating to certain claims by a former employee, pursuant to which the Company paid to the former employee a lump sum cash payment of $350 on January 4, 2017, which included a payment to the former employee to repurchase 7,500 shares of the Company’s common stock in the amount of $56, representing the fair value of such stock at that time. In addition, pursuant to the settlement agreement, Chad Steelberg, the Company’s Chairman of the Board and Chief Executive Officer, purchased all of the former employee’s membership interests in VIF I, LLC, a minority stockholder in the Company.

Stock-Based Compensation

In 2014, the Company’s Board of Directors and its stockholders adopted the 2014 Plan, which was amended in March 2015, October 2016 and April 2017. The 2014 Plan is administered by the compensation committee of the Board of Directors, which determines the recipients and the terms of the awards granted. The Plan provides that awards granted may be options, restricted stock or restricted stock units. Stock option awards may be either incentive stock options or non-qualified options. Awards may be granted to eligible employees, directors and consultants under the 2014 Plan. In April 2017, the Company increased the number of shares reserved for issuance under the Plan by 900,000 shares to 4,450,585 shares.

During the second quarter of 2017, the Company granted the following equity awards to employees, directors and consultants under the 2014 Plan:

•	A total of 2,089,638 time-vested stock options were granted pursuant to the Employment Agreements with Chad Steelberg and Ryan Steelberg, which have an exercise price of $15.00 per share and a three-year vesting period;

•	A total of 1,044,818 performance-based stock options were granted pursuant to the Employment Agreements with Chad Steelberg and Ryan Steelberg, which have an exercise price of $15.00 per share. The performance-based stock option would vest upon the earlier of (a) the first date on which the market capitalization of the Company’s common stock equals or exceeds $400,000 over five consecutive business days, or (b) five years after the IPO; and

•	A total of 666,702 stock options were granted to other employees and directors under the 2014 Plan, which have an exercise price of $15.00 per share and a four-year vesting period.

The Company’s Board of Directors has resolved not to make any further awards under the 2014 Plan following the completion of the Company’s IPO. The 2014 Plan will continue to govern all outstanding awards granted thereunder.

In April 2017, the Company’s Board of Directors and stockholders approved and adopted the 2017 Stock Incentive Plan (the “2017 Plan”), which became effective upon the execution of the underwriting agreement in connection with the Company’s IPO. The 2017 Plan is administered by the compensation committee of the Board of Directors, which determines the recipients and the terms of the awards granted. Under the 2017 Plan, employees, non-employee directors, consultants and advisors may, at the discretion of the plan administrator, be granted options, stock appreciation rights, stock awards and restricted stock units. The Company has initially reserved 2,000,000 shares of its common stock for issuance under the 2017 Plan. The share reserve will increase automatically on the first trading day of January each calendar year, beginning with calendar year 2018, by an amount equal to 3% of the total number of shares of common stock outstanding on the last trading day in December of the immediately preceding calendar year, up to an annual maximum of 750,000 shares.

In the second quarter of 2017, under the 2017 Plan, the Company awarded to members of the Board of Directors 35,576 restricted stock units with a weighted average grant price of $14.76. As of June 30, 2017, an aggregate of 1,964,424 shares of common stock were available for future grant under the 2017 Plan.

The Company recognizes compensation expense relating to awards granted under the 2014 and 2017 Plans ratably over the requisite service period, which is generally the vesting period. Expected forfeitures (currently at ten percent) are estimated based on historical and estimated future turnover of the Company’s employees. The Company’s stock-based compensation expense for the three and six months ended June 30, 2017, including expense for non-employees and the compensation of the Company’s Chief Executive Officer totaled $1,778 and $1,903, respectively. The stock-based compensation expense recognized for the periods presented below was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stock-based compensation expense by type of award:
Restricted stock	$375	$28	$451	$48
Common stock awards	125	—	125	—
Stock options	1,278	1,453	1,327	1,474

Total	$1,778	$1,481	$1,903	$1,522

Stock-based compensation expense by operating expense grouping:
Sales and marketing	$116	$24	$155	$48
Research and development	92	6	104	12
General and administrative	1,570	1,451	1,644	1,462

Total	$1,778	$1,481	$1,903	$1,522

Restricted Stock

Under the 2014 Plan, the Company has granted restricted stock that generally vests over four years from the date of the grant, unless the participant’s service with the Company is terminated earlier. The fair value of the restricted stock grants was the estimated value per share of common stock at the date of grant determined by using both the option-pricing method and probability-weighted expected return method. Following the IPO, the fair value of the restricted stock granted is based on the closing market price of the Company’s common stock at the grant date.

Restricted stock activity for the period presented was as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2016	208,886	$4.80
Granted	52,433	$14.79
Forfeited	(18,100)	$10.03
Vested	(62,313)	$8.16

Unvested at June 30, 2017	180,906	$6.01

At June 30, 2017, total unrecognized compensation cost related to restricted stock was $1,088, which is expected to be recognized over 2.7 years.

Stock Options

Under the 2014 Plan, the Company has granted stock options at exercise prices equal to or greater than the fair value of the common stock on the grant date. These options expire ten years after the grant date and generally vest over a period of four years of continuous service following the vesting commencement date of such option (except for certain options granted to Chad Steelberg and Ryan Steelberg pursuant to their Employment Agreements), unless the optionee’s continuous service with the Company is terminated earlier, with stock-based compensation expense recognized evenly over the requisite service period.

The fair value for each option granted was determined as of the grant date using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires various assumptions, which are noted in the following table:

Six Months Ended June 30, 2017
Expected terms (in years)	5.83 - 6.08
Expected volatility	65%
Risk-free interest rate	1.89% - 2.20%
Expected dividend yield	—

The expected term reflects the application of the simplified method. The simplified method defines the expected term as the average of the contractual term of the options and the vesting period for all tranches. The risk-free rate is based on the implied yield of U.S. Treasury notes as of the grant date with a remaining term approximately equal to the expected life of the award. Estimated volatility reflects historical volatility of the shares of publicly-traded peers of the Company until sufficient information regarding the volatility of the Company’s shares becomes available.

The Company’s stock option activity for the period presented was as follows:

		Weighted-Average
	Options	Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2016	680,434	$2.27	8.49 years	$3,031
Options Granted	3,801,158	$15.00
Options Exercised	(1,580)	$1.93
Options Forfeited / Cancelled	(48,905)	$2.88

Outstanding at June 30, 2017	4,431,107	$13.17	8.33 years	$5,972

Exercisable at June 30, 2017	350,716

The aggregate intrinsic value in the table above represents the difference between the fair value of the Company’s common stock and the average option exercise price of in-the-money multiplied by the number of such options. At June 30, 2017, total unrecognized compensation expense related to stock options was $33,114 and is expected to be recognized over a weighted average period of 2.3 years.

Employee Stock Purchase Plan

In April 2017, the Company’s Board of Directors and stockholders approved and adopted the employee stock purchase plan (the “ESPP”), which became effective upon the execution of the underwriting agreement in connection with the Company’s IPO. The ESPP is administered by the compensation committee of the Board of Directors and is intended to qualify as an employee stock purchase plan under Section 423 of the Code. The purchase price for shares of the Company’s common stock under the ESPP will be established by the plan administrator prior to the start of the offering period, but will not be less than 85% of the lower of the fair market value of the Company’s common stock on (i) the date the eligible employee enters an offering period and (ii) the purchase date. Each purchase right granted to an employee will provide an employee with the right to purchase up to 1,000 shares of common stock on each purchase date within the offering period. The Company has initially reserved 1,000,000 shares of its common stock for issuance under the ESPP. The share reserve will increase automatically on the first trading day of January each calendar year, beginning with calendar year 2018, by an amount equal to 1% of the total number of shares of common stock outstanding on the last trading day in December of the immediately preceding calendar year, up to an annual maximum of 250,000 shares. As of June 30, 2017, no shares of common stock were purchased by the Company’s employees under the ESPP.

NOTE 6. RELATED PARTY TRANSACTIONS

In October 2014, the Company and Steel Ventures, LLC (“SVL”), an affiliated company whose shareholder has significant control over the Company, entered into an Intercompany Administrative Services Agreement (the “Service Agreement”) effective October 1, 2014 for a two-year period, with two two-year renewal options. Pursuant to the Service Agreement, SVL agreed to make its executive management, professional, technical and clerical employees available to the Company to assist in the operation and administration of the Company’s business. In addition, SVL agreed to make other services available to the Company through parties other than SVL’s personnel. In consideration for the above, SVL invoiced the Company allocable costs based on a predefined allocation methodology. For the three and six months ended June 30, 2016, the Company incurred fees of $392 and $805, respectively, for services received under the Service Agreement. This agreement expired by its term in September 2016, and so no fees were incurred under such agreement for the three and six months ended June 30, 2017.

As fully discussed in the Prospectus, pursuant to the Investment Agreement, in August 2016, the Company entered into the Acacia Note, which provided for up to $20,000 in borrowings through two $10,000 advances, each bearing interest at the rate of 6.0% per annum. In August 2016, the Company borrowed the First Loan in an amount of $10,000 that initially had a one-year term and, in November 2016, the Company borrowed the Second Loan, consisting of the remaining $10,000 under the Acacia Note. The Second Loan also had a one-year term from the date of issuance. Upon the borrowing of the Second Loan, the maturity date of the First Loan was automatically extended to the maturity date of the Second Loan, with both loans becoming due and payable on November 25, 2017. The Acacia Note was amended and restated in March 2017 in connection with the Bridge Loan. Upon the completion of the IPO in May 2017, the outstanding $20,000 principal and all accrued interest under the Acacia Note were converted into 1,523,746 shares of the Company’s common stock at a conversion price per share of $13.6088. Pursuant to the Investment Agreement, the Company issued to Acacia the five-year Primary Warrant to purchase up to a number of shares of the Company’s common stock determined by dividing (i) $50,000, less all outstanding principal and accrued interest under the Acacia Note, by (ii) an exercise price per share ranging from $13.3028 to $13.7323, with the actual exercise price per share to be determined by the amount of principal and accrued interest under the Acacia Note that are converted into the Company’s common stock. Upon the completion of the IPO, the Primary Warrant was automatically exercised in full at an exercise price per share equal to $13.6088. As such, the Company issued to Acacia an aggregate of 2,150,335 shares of the Company’s common stock in exchange for cash proceeds of $29,263.

In addition, in conjunction with the First Loan, the Company issued Acacia a four-year warrant to purchase a number of shares of its common stock determined by dividing $700 by an exercise price per share ranging from $8.0833 to $13.7323, with the actual exercise price to be determined by the type and/or valuation of our future equity financings. In conjunction with the Second Loan in November 2016, the Company issued to Acacia two additional four-year warrants, each to purchase a number of shares of its common stock determined by dividing $700 by an exercise price per share ranging from $8.0833 to $13.7323, with the actual exercise price to be determined by the type and/or valuation of our future equity financings). In March 2017, in connection with the amendment of the Primary Warrant, each of these warrants was amended to provide that the exercise prices thereof shall be equal to the lower of $13.6088 or the initial public offering price per share. As a result, upon completion of the IPO, each of these three warrants became exercisable to purchase 51,437 shares of common stock, or an aggregate of 154,311 shares of common stock, at an exercise price per share of $13.6088. Upon the exercise in full of the Primary Warrant in connection with the IPO, the Company issued to Acacia the 10% Warrant, with a term of five years, which provided for the issuance of 809,400 shares of our common stock at an exercise price of $13.6088 per share, with fifty percent of the shares underlying the 10% Warrant vesting as of the issuance date of the 10% Warrant and the remaining fifty percent of the shares vesting on the first anniversary of the issuance date of the 10% Warrant. Acacia’s Chairman of the Board is a member of the Company’s Board of Directors.

As discussed in Note 3, the Company entered into the Note Purchase Agreement with Acacia and VLOC, which provided for an $8,000 line of credit pursuant to Bridge Notes that accrue interest at the rate of eight percent (8%) per year, compounded quarterly, with Acacia and VLOC each purchasing equal amounts of such Bridge Notes. The Company borrowed the initial $2,000 installment under the Bridge Loan in March 2017, and borrowed the second $2,000 installment in April 2017. Prior to the completion of the IPO, the Lenders exercised their options to advance the remaining $4,000 remaining available under the Bridge Loan. Upon the completion of the IPO, all of the $8,000 principal and all accrued interest under the Bridge Notes were automatically converted into an aggregate of 590,717 shares of the Company’s common stock at a conversion price of $13.6088 per share. In connection with the Bridge Loan, the Company issued an aggregate of 120,000 shares of the Company’s common stock to the Lenders upon the execution of the Note Purchase Agreement. In addition, upon the full funding of $8,000 Bridge Loan, the Company had issued to the Lenders in the aggregate (a) 180,000 shares of the Company’s common stock, and (b) fully vested ten year warrants to purchase an aggregate of 313,446 of shares of the Company’s common stock. Such warrants have a ten-year term and have an exercise price per share equal to $13.6088. Acacia’s Chairman of the Board is a member of the Company’s Board of Directors and Chad Steelberg and Ryan Steelberg, who are executive officers of the Company, collectively own fifty percent of VLOC’s membership interests.

In March 2017, the Company entered into employment agreements with Chad Steelberg and Ryan Steelberg, who are executive officers of the Company (see Note 7 for the full discussions of the agreements).

The Company reimburses Chad Steelberg and Ryan Steelberg for the costs of their healthcare plans. During the three months ended June 30, 2017 and 2016, the Company expensed $14 and $15 for the cost of such plans, respectively. For the six months ended June 30, 2017 and 2016, the Company expensed $29 and $44 for the cost of such plans, respectively. As of June 30, 2017 and December 31, 2016, the Company had recorded an accrual of $0 and $73, respectively, related to these healthcare plans.

There were no other related party balances and transactions as of and for the six months ended June 30, 2017.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Stockholders’ Employment Agreements

In March 2017, the Company entered into three-year employment agreements with each of Chad Steelberg, the Company’s Chief Executive Officer, and Ryan Steelberg, the Company’s President. Under the agreement with Chad Steelberg, as of the end of each calendar quarter during the term of the agreement (following March 31, 2017) during which Chad Steelberg is still employed by the Company, the Company will issue to Mr. Steelberg a number of shares of its common stock calculated by dividing $125 by the fair market value (as defined in the agreement) of the Company’s common stock. The agreement with Ryan Steelberg provides that he shall receive an annual salary of $350. During the three months ended June 30, 2017, Chad Steelberg received 10,121 shares of common stock valued at $125.

The employment agreements also provided that the Company would issue time-based stock options to Chad Steelberg and Ryan Steelberg to allow each of them to purchase a number of shares of the Company’s common stock equal to five percent of the fully diluted shares outstanding as of the closing of the Company’s IPO. The exercise price per share of such time-based stock option is the IPO price of the Company’s common stock ($15), and such options would vest in monthly increments ratably over the three-year period following the closing date of the IPO (May 17, 2017). In addition, the employment agreements provided that the Company would issue to each of Chad Steelberg and Ryan Steelberg a performance-based stock option, which would allow each of them to purchase a number of shares of the Company’s common stock equal to two and one-half percent of the fully diluted shares outstanding as of the closing of the Company’s IPO. The performance-based stock option would vest upon the earlier of (a) the first date on which the market capitalization of the Company’s common stock equals or exceeds $400,000 over five consecutive business days, or (b) five years after the IPO. The exercise price of the performance-based awards is the initial public offering price of the Company’s common stock ($15.00). The vesting of the individual time-based and performance-based stock options would end if Chad Steelberg or Ryan Steelberg is no longer in the service of the Company, as defined in the Company’s stock plan, subject to acceleration of vesting under certain circumstances as set forth in the option agreements. The stock options issuable under the Employment Agreements with Chad Steelberg and Ryan Steelberg were issued at the time of the pricing of the IPO. The total number of time-vested stock options awarded under these agreements was 2,089,638 and the total number of performance-based options awarded was 1,044,818.

NOTE 8. SUBSEQUENT EVENTS

The Company evaluated subsequent events through August 7, 2017, the date these condensed consolidated financial statements were issued.

On July 24, 2017, the Company entered into an office building lease agreement for its Corporate Headquarters. The lease provides for the lease by the Company of approximately 37,875 square feet of office space in Costa Mesa, California. The lease has an initial term of 82 months and the Company has the option to extend the lease for two terms of five years each. Total minimum lease payments over the lease term is approximately $9,465, net of abatements, of which approximately $123 is expected to be paid over the next twelve months ending June 30, 2018.

There were no other material subsequent events that required recognition or additional disclosure in the accompanying condensed consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and our Prospectus included in the Registration Statement related to our initial public offering (“IPO”), which became effective on May 11, 2017, filed with the Securities and Exchange Commission (“SEC”) pursuant to Rule 424(b) under the Securities Act of 1933, as amended. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q. See “Forward-Looking Statements” above.

Overview

Our company has two business lines: the Media Agency Business and the Artificial Intelligence (“AI”) Platform Business.

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

In the past, our Media Agency Business has experienced volatility in its net revenues due to a number of factors, including (i) the timing of new large account wins; (ii) loss of customers who choose to replace our services by bringing their advertising placement in-house; (iii) customers who experience reductions in their advertising budgets due to issues with their own business; (iv) losses of customers who change providers from time to time based largely on pricing; and (v) the seasonality of the campaigns for certain large customers. Our Media Agency Business is also reliant on certain large key customers and has historically generated a significant portion of its net revenues from a few major customers. During the three and six months ended June 30, 2017, our ten largest customers by revenue collectively accounted for approximately 72% and 73% of our Media Agency net revenues, respectively.

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

We are in the early stages of developing our AI Platform Business and are targeting industries that capture or use audio and video data, including in the media, politics, legal, law enforcement and other vertical markets. While we are in the process of rolling out our AI platform in a variety of markets, we have generated revenue primarily from our AI Platform Business in the media market.

We commenced commercial licensing of our service as a software (“SaaS”) solutions in April 2015 with an initial focus on the media market to provide media owners and broadcasters with visibility on ad placements and the effectiveness of their media campaigns. We generally license access to our platform via a SaaS model directly to such media owners and broadcasters, and in the first six months of 2017, we signed license agreements with a leading national news and sports radio network and a major financial news television network. In the politics market, we have licensed our platform to political parties, consultants, candidates and special interest groups, who can use our platform to search and analyze large amounts of public and private media.

In the legal market, during the first quarter of 2017, we completed the integration of our platform with Relativity, kCura’s industry leading eDiscovery software platform, enabling users to perform large scale analytics of audio and video discovery files using our AI platform within the Relativity environment. As of June 30, 2017, we had entered into 22 reseller agreements with providers of eDiscovery services and solutions. In the government market, during the second quarter of 2017, we signed a non-binding memorandum of understanding with The Safariland Group, a leading provider of body-worn cameras, accessories and software, regarding the parties’ intent to enter into an agreement to integrate our platform with Safariland’s product offerings to apply our AI technology to extract and process data from police body-worn camera footage, and we are currently negotiating the definitive agreement regarding such relationship.

The funding provided by the Acacia Investment (described below) in August 2016 and by our IPO in May 2017 has allowed us to expand our engineering team to continue the development and expansion of the capabilities of our AI platform, as well as to expand our sales and marketing team, both of which have enabled us to grow our AI Platform Business significantly. We expect to continue to invest significant resources and capital into developing our AI Platform Business, and therefore do not expect to achieve profitability in the foreseeable future.

Acacia Investment

On August 15, 2016, we entered into an Investment Agreement with Acacia Research Corporation (“Acacia”) that provided for Acacia to invest up to $50 million in our Company, consisting of both debt and equity components. Pursuant to the Investment Agreement, on August 15, 2016, we entered into the Acacia Note, which provided for up to $20 million in borrowings through two $10 million advances, each bearing interest at the rate of 6.0% per annum. On August 15, 2016, we borrowed the First Loan of $10 million that initially had a one-year term and, on November 25, 2016, we borrowed the Second Loan, consisting of the remaining $10 million under the Acacia Note. The Second Loan also had a one-year term from the date of issuance. Upon the borrowing of the Second Loan, the maturity date of the First Loan was automatically extended to the maturity date of the Second Loan, with both loans becoming due and payable on November 25, 2017. The Acacia Note was secured by substantially all of our assets pursuant to a security agreement that we entered into with Acacia dated August 15, 2016, which was amended and restated in March 2017 in connection with our Bridge Loan (See “Bridge Loan Financing” below). Upon the completion of our IPO in May 2017, the outstanding $20 million principal and all accrued interest under the Acacia Note was converted into 1,523,746 shares of our common stock at a conversion price per share of $13.6088.

Pursuant to the Investment Agreement, we issued to Acacia a five-year warrant (“Primary Warrant”) to purchase up to a number of shares of our common stock determined by dividing (i) $50 million, less all outstanding principal and accrued interest under the Acacia Note, by (ii) an exercise price per share ranging from $13.3028 to $13.7323, with the actual exercise price per share to be determined by the amount of principal and accrued interest under the Acacia Note that are converted into our common stock. In March 2017, we amended the Primary Warrant to provide that it would be automatically exercised in full upon the closing of our IPO, and that the exercise price thereof would be equal to the lower of $13.6088 or the IPO price per share. Upon the completion of our IPO, the Primary Warrant was automatically exercised in full at an exercise price per share of $13.6088. As such, we issued to Acacia an aggregate of 2,510,335 shares of our common stock in exchange for cash proceeds of $29.3 million.

In conjunction with the First Loan, we issued Acacia a four-year warrant to purchase a number of shares of our common stock determined by dividing $0.7 million by an exercise price per share ranging from $8.0833 to $13.7323, with the actual exercise price to be determined by the type and/or valuation of our future equity financings. In conjunction with the Second Loan in November 2016, we issued to Acacia two additional four-year warrants, each to purchase a number of shares of our common stock determined by dividing $0.7 million by an exercise price per share ranging from $8.0833 to $13.7323, with the actual exercise price to be determined by the type and/or valuation of our future equity financings. In March 2017, in connection with the amendment of the Primary Warrant, each of these warrants was amended to provide that the exercise prices thereof would be equal to the lower of $13.6088 or the initial public offering price per share. As a result, upon completion of the IPO, each of these three warrants became exercisable to purchase 51,437 shares of common stock, or an aggregate of 154,311 shares of common stock, at an exercise price per share of $13.6088.

Upon the exercise in full of the Primary Warrant in connection with the IPO, we issued to Acacia the 10% Warrant, with a term of five years, which provided for the issuance of 809,400 shares of our common stock at an exercise price of $13.6088 per share, with fifty percent of the shares underlying the 10% Warrant vesting as of the issuance date of the 10% Warrant and the remaining fifty percent of the shares vesting on the first anniversary of the issuance date of the 10% Warrant.

Bridge Loan Financing

In March 2017, we entered into a Note Purchase Agreement with Acacia and Veritone LOC I, LLC (“VLOC”) (collectively, the “Lenders”), which provided for an $8 million line of credit pursuant to secured convertible notes that accrue interest at the rate of eight percent (8%) per year, compounded quarterly (the “Bridge Notes”), with Acacia and VLOC each purchasing equal amounts of such Bridge Notes. The Bridge Notes were due and payable on November 25, 2017, and our obligations under such Bridge Notes were secured by a security interest in substantially all of our assets, which was of equal priority to the security interest of Acacia under the Acacia Note. We borrowed the initial $2 million installment under the Bridge Loan in March 2017, and we borrowed the second $2 million installment in April 2017. Prior to the completion of the IPO, the Lenders exercised their options to advance the remaining $4 million remaining available under the Bridge Loan. Upon the completion of the IPO, all of the $8 million principal and all accrued interest under the Bridge Notes were automatically converted into an aggregate of 590,717 shares of our common stock at a conversion price of $13.6088 per share.

In connection with the Bridge Loan, we issued an aggregate of 120,000 shares of our common stock to the Lenders upon the execution of the Note Purchase Agreement. In addition, in connection with the funding of the $8 million principal amount of the Bridge Loan, the Company issued to the Lenders an aggregate of 180,000 shares of our common stock and warrants to purchase an aggregate of 240,000 shares of our common stock. Such warrants were automatically adjusted upon completion of the IPO to be exercisable to purchase an aggregate of 313,446 shares of our common stock (representing 1.5% of our fully-diluted shares outstanding immediately following completion of the IPO) at an exercise price per share equal to $13.6088, and have a ten-year life.

Redeemable Convertible Preferred Stock

Upon completion of the IPO on May 17, 2017, our Series B Preferred Stock, which had a liquidation preference of $18.7 million, was automatically converted into 2,309,135 shares of our common stock, and our Series A Preferred Stock, which had a liquidation preference of $8.6 million, was automatically converted into 2,922,798 shares of our common stock.

Initial Public Offering

In May 2017, we completed an underwritten IPO of 2,500,000 shares of our common stock at an IPO price per share to the public of $15.00, pursuant to which we raised expected net proceeds of $32.5 million, after deducting underwriting discounts and commissions and offering costs of approximately $5.0 million. Upon completion of the IPO, all outstanding principal and accrued interest under the Acacia Note and the Bridge Loan were converted into shares of our common stock, the Primary Warrant was exercised in full by Acacia and all of our outstanding shares of Series A and Series B preferred stock were converted into shares of our common stock.

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

Product and Market Leadership. We are committed to delivering market-leading products to continue to build and maintain credibility within the markets that we serve. We believe we must maintain and further develop our product and market position and strengthen our brand to drive future revenue growth. We intend to continue to invest in our engineering, product capabilities and sales and marketing activities to maintain and expand our position in the markets we serve. Our results of operations may fluctuate as we make these investments to drive increased customer adoption and usage of our platform.

To deliver a highly valued service offering and market-leading products to our customers, we need to add additional third-party cognitive engines to our platform. We measure the number of third-party cognitive engines that are active at the end of each period and establish goals for adding new cognitive engines each quarter. During the first half of 2017, we integrated 28 new third-party cognitive engines onto our platform.

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

Results of Operations (tables in $000’s, except percentages)

The following tables set forth items from our condensed consolidated statement of operations, as well as the period-over-period change, both in absolute dollars and on a percentage basis for the three and six month periods ended June 30, 2017 and 2016.

	Three Months Ended June 30,
	2017	2016	$ Change	% Change
Net revenues	$4,087	$2,011	$2,076	103.2%
Cost of revenues	336	299	37	12.4%

Gross profit	3,751	1,712	2,039	119.1%

Gross margin	91.8%	85.1%
Operating expenses:
Sales and marketing	3,414	1,840	1,574	85.5%
Research and development	2,883	1,646	1,237	75.2%
General and administrative	5,302	4,754	548	11.5%

Total operating expenses	11,599	8,240	3,359	40.8%

Loss from operations	(7,848)	(6,528)	(1,320)	20.2%
Other income (expense), net	(13,746)	4	(13,750)	(343,750.0)%

Loss before provision for income taxes	(21,594)	(6,524)	(15,070)	231.0%
Provision for income taxes	1	1	—	—

Net loss	(21,595)	(6,525)	(15,070)	231.0%
Accretion of redeemable convertible preferred stock	(3,397)	(794)	(2,603)	327.8%

Net loss attributable to common stockholders	$(24,992)	$(7,319)	$(17,673)	241.5%

	Six Months Ended June 30,
	2017	2016	$ Change	% Change
Net revenues	$7,195	$4,087	$3,108	76.0%
Cost of revenues	532	619	(87)	(14.1)%

Gross profit	6,663	3,468	3,195	92.1%

Gross margin	92.6%	84.9%
Operating expenses:
Sales and marketing	6,013	3,486	2,527	72.5%
Research and development	6,147	3,176	2,971	93.5%
General and administrative	8,982	7,264	1,718	23.7%

Total operating expenses	21,142	13,926	7,216	51.8%

Loss from operations	(14,479)	(10,458)	(4,021)	38.4%
Other income (expense), net	(12,960)	(27)	(12,933)	(47,900.0)%

Loss before provision for income taxes	(27,439)	(10,485)	(16,954)	161.7%
Provision for income taxes	3	3	—	—

Net loss	(27,442)	(10,488)	(16,954)	161.7%
Accretion of redeemable convertible preferred stock	(4,470)	(1,588)	(2,882)	181.5%

Net loss attributable to common stockholders	$(31,912)	$(12,076)	$(19,836)	164.3%

Three Months Ended June 30, 2017 Compared with the Three Months Ended June 30, 2016

Net Revenues

	Three Months Ended June 30,
	2017	2016	$ Change	% Change
Media agency revenues, net	$3,739	$1,938	$1,801	92.9%
AI Platform revenues	348	73	275	376.7%

Net revenues	$4,087	$2,011	$2,076	103.2%

The year-over-year increase in net revenues was due primarily to the increase in our Media Agency revenue of $1.8 million, or 93%, compared with the prior year quarter. Our media dollars placed per agency customer increased 39% quarter-over-quarter to $0.7 million per agency customer in the second quarter of 2017 from $0.5 million in the second quarter of 2016. In the second quarter of 2017, we added 16 net new Media Agency customers under master service agreements compared with 12 net new customers in the prior year quarter, and we had 45 active Media Agency customers at the end of the quarter, compared with 35 at the prior year quarter-end, an increase of 29%. Contributing to the year-over-year increase in net revenues was the increase in AI Platform revenues by $0.3 million, or approximately 380%, from customers in the media market in second quarter of 2017 compared with the same quarter in the prior year. Our AI Platform Business added 114 accounts in the second quarter of 2017 and had 169 accounts at the end of the quarter. Also, in the second quarter of 2017, we ingested and processed 438,000 hours of video or audio content, compared with 178,000 hours in the same quarter of 2016, an increase of 146%.

Cost of Revenue and Gross Profit

The cost of revenues increased by 12%, or less than $0.1 million, due primarily to increased Media Agency production costs. Gross margin increased quarter-over-quarter due primarily to the operating leverage provided by our higher net revenue level.

Operating Expenses

	Three Months Ended June 30,
	2017	2016	$ Change	% Change
Sales and marketing	$3,414	$1,840	$1,574	85.5%
Research and development	2,883	1,646	1,237	75.2%
General and administrative	5,302	4,754	548	11.5%

Total operating expenses	$11,599	$8,240	$3,359	40.8%

Percentage of net revenues:
Sales and marketing	83.5%	91.5%
Research and development	70.5%	81.8%
General and administrative	129.7%	236.4%
Total operating expenses	283.8%	409.7%

Sales and marketing. The increase in sales and marketing expense in the second quarter of 2017 compared with the prior year quarter was due primarily to increased personnel and consulting costs resulting from the expansion of sales and marketing efforts in the legal, politics and government markets for our AI Platform Business. Also, our Media Agency costs increased due to variable compensation increases linked to the year-over-year net revenues increase and additional headcount to support the increased business volume.

Research and development. The increase in research and development expense in the second quarter of 2017 compared with the prior year quarter was attributable primarily to an increase in our personnel costs of $1.1 million, resulting from a 147% net increase in headcount in the current year quarter, as we enhance our existing products and develop new products and other technical functionality.

General and administrative. The increase in general and administrative expense in the second quarter of 2017 compared with the prior year quarter was due primarily to an increase in our personnel costs of $1.3 million, reflecting a 68% net increase in our headcount to support the expected growth of our business, offset by a reduction in settlement costs and legal fees which surged in the second quarter of 2016 due to a dispute with a dissenting shareholder.

In the second quarter of 2017, we recorded stock-based compensation expense of $1.8 million, attributable primarily to a broad-based grant of equity awards to employees and directors that occurred in May 2017. Based on the equity awards that were outstanding and unvested as of June 30, 2017, we expect that our stock-based compensation expense will increase to approximately $2.5 million per quarter in the second half of 2017.

In the second quarter of 2016, we recorded stock-based compensation expense of $1.5 million, substantially all of which was attributable to the issuance of shares of our common stock to an entity beneficially owned by Chad Steelberg and Ryan Steelberg, in consideration of services rendered to us in the first four months of 2016. Such stock-based compensation expense did not recur in the 2017 period.

Other Income (Expenses), Net

Other income (expense), net in the second quarter of 2017 was comprised primarily of the following:

•	The net book value of debt discounts and issuance costs were written off when the related debt was converted into common stock in connection with the IPO, which resulted in expense of $7.3 million;

•	Upon the automatic exercise in full of the Primary Warrant in connection with the IPO, we issued to Acacia a five-year warrant to purchase up to 809,400 shares of our common stock at an exercise price of $13.6088 per share (the “10% Warrant”). Fifty percent of the shares under the 10% Warrant vested upon its issuance and the remaining half will vest in May 2018. The fair market value of the 10% Warrant is $5.8 million, which was recorded as an expense;

•	Additional common stock and warrants were issued to the Bridge Loan lenders under the terms of the March 2017 agreements, and the fair value of these instruments is $2.9 million, which was recorded as an expense;

•	As the Primary Warrant was exercised in connection with the IPO, the carrying value of this warrant, which was reflected as a liability, was reversed which resulted in a gain of $4.0 million; and

•	Debt discount amortization, interest expense and debt issuance cost amortization from the beginning of the quarter through the date that the related debt instruments were converted to common stock resulted in expense of $1.9 million.

Six Months Ended June 30, 2017 Compared with the Six Months Ended June 30, 2016

Net Revenues

	Six Months Ended June 30,
	2017	2016	$ Change	% Change
Media agency revenues, net	$6,638	$3,974	$2,664	67.0%
AI Platform revenues	557	113	444	392.9%

Net revenues	$7,195	$4,087	$3,108	76.0%

The year-over-year increase in net revenues was due primarily to the increase in our Media Agency revenues of $2.7 million, or 67%, compared with the prior year period. In the first half of 2017, we added 24 net new Media Agency customers under master service agreements compared with 16 net new customers in the prior year period and the increase in net revenues was driven primarily by revenues earned from these new customers. The customer count increase was the primary contributor to the media agency net revenue increase. Contributing to the year-over-year increase in net revenues was the increase in AI Platform revenues of $0.4 million, or approximately 390%, primarily from customers in the Media Market. In the first half of 2017, our AI Platform Business added 146 accounts. Also, in the first half of 2017, we ingested and processed 805,000 hours of video or audio content, compared with 367,000 hours in the first half of 2016, an increase of 119%.

Cost of Revenue and Gross Profit

The cost of revenues decreased by 14%, or approximately $0.1 million, due primarily to the decrease in transcription costs per hour in our AI Platform Business, which were due, in part, to the higher volume of data being processed. This decrease was offset in part by the increased production costs in our Media Agency Business in the second quarter of 2017. Gross margin increased period-over-period due primarily to the operating leverage provided by our higher net revenue level.

Operating Expenses

	Six Months Ended June 30,
	2017	2016	$ Change	% Change
Sales and marketing	$6,013	$3,486	$2,527	72.5%
Research and development	6,147	3,176	2,971	93.5%
General and administrative	8,982	7,264	1,718	23.7%

Total operating expenses	$21,142	$13,926	$7,216	51.8%

Percentage of net revenues:
Sales and marketing	83.6%	85.3%
Research and development	85.4%	77.7%
General and administrative	124.8%	177.7%
Total operating expenses	293.8%	340.7%

Sales and marketing. The increase in sales and marketing expense in the first half of 2017 compared with the prior year period was due primarily to increased personnel and consulting costs resulting from the expansion of sales and marketing efforts in the legal, politics, and public-sector categories. Also, our Media Agency costs increased due to variable compensation increases linked to the year over year net revenues increase and additional headcount to support the increased business volume.

Research and development. The increase in research and development expense in the first half of 2017 compared with the prior year period was attributable primarily to an increase in our personnel costs of $2.4 million, resulting from a 137% net increase in average month-end headcount in the current year period, as we enhance our existing products and develop new products and other technical functionality.

General and administrative. The increase in general and administrative expense in the first half of 2017 compared with the prior year period was due primarily to an increase in our personnel costs of $2.2 million, reflecting a 72% net increase in average month-end headcount to support the expected growth of our business, offset by a reduction in settlement costs and legal fees.

Other Income (Expenses), Net

Other income (expense), net for the first half of 2017 was comprised primarily of the following:

•	The net book value of debt discounts and issuance costs were written off when the related debt was converted into common stock in connection with the IPO, which resulted in expense of $7.3 million;

•	Upon the automatic exercise in full of the Primary Warrant in connection with the IPO, we issued to Acacia the 10% Warrant. Fifty percent of the shares under the 10% Warrant vested upon its issuance and the remaining half will vest in May 2018. The fair market value of the 10% Warrant is $5.8 million, which was recorded as an expense;

•	Additional common stock and warrants were issued to the Bridge Loan lenders under the terms of the March 2017 agreements, and the fair value of these instruments is $2.9 million, which was recorded as an expense;

•	As the Primary Warrant was exercised in connection with the IPO, the carrying value of this warrant, which was reflected as a liability, was reversed which resulted in a gain of $7.1 million; and,

•	Debt discount amortization, interest expense and debt issuance cost amortization from the beginning of the year through the date that the related debt instruments were converted to common stock resulted in expense of $4.2 million.

Liquidity and Capital Resources

Cash Flows

A summary of our net operating, investing and financing activities is shown in the table below.

	Six Months Ended June 30,
	2017	2016
Cash used in operating activities	$(16,477)	$(15,612)
Cash used in investing activities	(30)	—
Cash provided by financing activities	70,341	—

Net increase (decrease) in cash and cash equivalents	$53,834	$(15,612)

Net Cash Used in Operating Activities

Our operating activities used cash of $16.5 million in the first six months of 2017, compared with $15.6 million in the first six months of 2016. Our year-to-date net loss increased to $27.4 million in 2017 compared to a net loss of $10.5 million in the same period in 2016. The first six months of 2017, included a net noncash charge of $12.5 million related primarily to amortization of debt discounts and issuance costs, costs of stock warrants issued at the time of our IPO and write-off of debt discounts and issuance costs, offset in part by the change in fair value of warrant liability, none of which were incurred in 2016. Although the operating loss for the two year-to-date periods is still higher in 2017 after deducting the net noncash charges, in 2016, we had a larger amount of media payments to make than in 2017, which resulted in our cash used in operating activities to be similar in the two periods.

Net Cash Provided by Financing Activities

Our financing activities provided cash of $70.3 million in the first six months of 2017, due primarily to the $33.2 million in net proceeds received from our IPO, the $29.3 million in proceeds received from the exercise of the Primary Warrant by Acacia and $8 million in borrowings under the Bridge Loan Agreement.

Capital Resources

On August 15, 2016, we borrowed $10 million in the First Loan under the Acacia Note and we borrowed the remaining $10 million in the Second Loan on November 25, 2016. The Acacia Note accrued interest at the rate of 6.0% per annum and was due and payable on November 25, 2017. At December 31, 2016, the Acacia Note had a carrying value of $13.4 million, net of unamortized deferred discounts and issuance costs of $6.9 million. Upon the closing of our IPO in May 2017, the principal balance of $20 million and the accumulated accrued interest of $0.7 million under the Acacia Note were converted into shares of our common stock (see “Item 2. – Overview – Bridge Loan Financing.”). Accordingly, no amounts remained outstanding under the Acacia Note at June 30, 2017.

In March 2017, we entered into the Note Purchase Agreement with Acacia and VLOC, which provided for an $8 million Bridge Loan pursuant to the Bridge Notes, which accrued interest at the rate of eight percent (8%) per annum, compounded quarterly, and were due and payable on November 25, 2017 (see “Item 2. – Overview – Bridge Loan Financing.”). In March 2017, we borrowed the first $2 million installment under the Bridge Loan and, in April 2017, we borrowed an additional $2 million under the Bridge Loan. In connection with our IPO, the Lenders elected to fund the $4 million remaining undrawn under the Bridge Notes, and upon the closing of the IPO on May 17, 2017, all of the $8 million principal amount under the Bridge Notes and the accumulated accrued interest of less than $0.1 million were automatically converted into shares of our common stock at a conversion price per share of $13.6088.

In May 2017, we completed our IPO, Acacia exercised the Primary Warrant and the Lenders funded the $4 million remaining available under the Bridge Notes. As a result of these transactions, we received cash proceeds of approximately $68 million. We believe that these cash proceeds will be sufficient to fund our cash requirements for the next 12 months and beyond. All outstanding principal and accrued interest under the Acacia Note and the Bridge Notes were also converted into common stock upon completion of the IPO in May 2017 (see “Item 2. – Overview – Acacia Investment” and “Overview – Bridge Loan Financing”).

Contractual Obligations

As discussed above, all of our outstanding principal and accumulated accrued interest under the Acacia Note and the Bridge Notes were converted into our shares of common stock. As of June 30, 2017, we have no material contractual obligations requiring disclosure.

On July 14, 2017, we entered into an office building lease agreement for our Corporate Headquarters. The lease provides for the lease by us of approximately 37,875 square feet of office space in Costa Mesa, California. The lease has an initial term of 82 months and we have the option to extend the lease for two terms of five years each. Total minimum lease payments over the lease term is $9.5 million, net of abatements, of which approximately $0.1 million is expected to be paid over the next twelve months ending June 30, 2018.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Management believes there have been no material changes to our quantitative and qualitative disclosures about market risks during the six months ended June 30, 2017 compared with those discussed in the Prospectus (see Prospectus for discussion of our quantitative and qualitative disclosures about market risks).

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

You should carefully consider the risks described below, together with all of the other information included in this quarterly report on Form 10-Q, before making an investment decision. Our business, financial condition and results of operations could be materially and adversely affected by any of these risks or uncertainties. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business, Industry and Financial Condition

Most of our revenues are currently generated by our Media Agency Business, and our effort to expand our AI Platform business may not succeed.

In the first half of 2017 and fiscal years 2016 and 2015, most of our revenues were advertising-related revenues generated from media placement services performed under advertising contracts with our media clients. We typically receive a percentage of the total advertising placement by these customers with selected media sources. We did not commence licensing of our AI platform until April 2015, and SaaS licensing revenue from our AI platform was $0.5 million in the six months ended June 30, 2017 and $0.5 million and less than $0.1 million in the years ended December 31, 2016 and 2015, respectively. In order for us to grow our business and achieve profitability, we must expand our revenue base by ramping up our SaaS licensing business and entering into additional licensing agreements. However, we are currently in the early stage of developing our SaaS licensing business, and there is no guarantee that we will succeed.

Many factors may adversely affect our ability to establish a viable and profitable SaaS licensing business, including but not limited to:

•	Failure to add additional cognitive engines with sufficient levels of capability into our platform (or difficulties in integrating any such cognitive engines), or loss of access to such cognitive engines;

•	Inability to expand the automation capabilities of our Conductor technology to other types of cognitive engines;

•	Failure to add additional market-specific capabilities and analytics for each of our vertical markets;

•	Failure to articulate the perceived benefits of our solution, or failure to persuade potential customers that such benefits justify the additional cost over single cognitive engine solutions;

•	Introduction of competitive offerings by larger, better financed and more well-known companies;

•	Inability to enter into satisfactory agreements relating to the integration of our platform with products of other companies to pursue particular vertical markets, such as our proposed agreement with the Safariland Group, Inc., or the failure of such relationships to achieve their anticipated benefits;

•	Failure to provide adequate customer support;

•	Long sales cycles for customers in the government and law enforcement markets;

•	Failure to generate broad customer acceptance of or interest in our solutions;

•	Increases in costs or lack of availability of certain cognitive engines;

•	Challenges in operating our platform on secure government cloud platforms;

•	Inability to continue to access public media for free;

•	Higher data storage and computing costs; and

•	Difficulties in adding technical capabilities to our platform and ensuring future compatibility of additional third party providers.

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

Our ten largest customers by revenue accounted for approximately 62.7% of our net revenues in the first half of 2017 and 72.2% and 81.0% in fiscal years 2016 and 2015, respectively. If any of our key customers decides not to renew its contract with us or renews on less favorable terms, or if any such customer decides to develop its own platform, our business, revenue and reputation could be materially and adversely affected.

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

In order to grow our business, we plan to drive greater awareness and adoption of our platform from enterprises across new vertical markets, including Legal, Government and Retail. We intend to increase our investment in sales and marketing, as well as in technological development, to meet evolving customer needs in these and other markets. There is no guarantee, however, that we will be successful in gaining new customers from any or all of these markets. We have limited experience in marketing and selling our products and services in these new markets, which may present unique and unexpected challenges and difficulties that are not present in our current business operations. For example, in order for us to offer products and services to certain government customers, we will be required to deploy our platform to operate in secure government cloud environments in order to enable our customers to maintain compliance with applicable regulations that govern the use, storage and transfer of certain government data. However, due to the secure nature of these government cloud environments, we may not be able to fully perform all functionalities and features of our platform or make available all of the third party cognitive engines within our non-government cloud platform ecosystem, which may limit or reduce the performance and quality of our services. Furthermore, we may incur additional costs to modify our current platform to conform to the cloud provider’s requirements, and we may not be able to generate sufficient revenue to offset these costs. We will also be required to comply with certain regulations required by government customers, such as FedRAMP and CJIS, which will require us to incur costs, devote management time and modify our current platform and operations, and we may not be able to comply with those regulations effectively.

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

Our ability to grow and generate revenue depends, in part, on our ability to maintain and grow our relationships with existing customers and convince them to increase their usage of our services and/or platform. If our customers do not increase their use of our platform, then our revenue may not grow and our results of operations may be harmed. Our revenue model for advertising contracts is generally structured as a percentage of the total fees for the advertisement. If our customers reduce their spending on the placement of advertisements with media vendors, or if they decide to use other marketing or selling strategies, we will experience a decline in our revenue. In addition, many of our SaaS licensing contracts include a usage-based license fee that is based upon our customers’ level of usage of our platform’s cognitive engines. We cannot accurately predict customers’ usage levels and the loss of customers or reductions in their usage levels of our platform may each have a negative impact on our business, results of operations and financial condition. If a significant number of customers cease using, or reduce their usage of, our platform, then we may be required to spend significantly more on sales and marketing than we currently plan to spend in order to maintain or increase revenue from customers. Such additional sales and marketing expenditures could adversely affect our business, results of operations and financial condition. Most of our customers do not have long-term contractual financial commitments to us and, therefore, most of our customers may reduce or cease their use of our platform at any time without penalty or termination charges.

We rely upon Joyent, Amazon Web Services, Iron.io and Microsoft Azure to operate our platform, and any disruption of or interference with our use of such third party services would adversely affect our business operations.

Historically, we have used Joyent (a unit of Samsung) and Amazon Web Services (AWS) to host our platform and for our storage needs. We also utilize Iron.io (a unit of Oracle) for certain computing processes related to our services. Users of our platform need to be able to access our platform at any time, without interruption or degradation of performance. Joyent, Iron.io and AWS run their own platforms that we access, and we are, therefore, vulnerable to service interruptions at Joyent, Iron.io and AWS. We do not have control over the operations of Joyent, Iron.io or AWS, and we may experience interruptions, delays and outages in service and availability from time to time due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions and capacity constraints. In addition, if our security, or that of Joyent, Iron.io or AWS, is compromised, our platform is unavailable to our customers, or our customers are unable to use our platform within a reasonable amount of time or at all, then our business, results of operations and financial condition could be adversely affected. In some instances, we may not be able to identify the cause or causes of these performance problems within a period of time acceptable to our customers.

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

Our success depends, in part, on our ability to protect our brand and the proprietary methods and technologies that we develop under patent and other intellectual property laws of the United States and foreign jurisdictions so that we can prevent others from using our inventions and proprietary information. As of June 30, 2017, in the United States, we had nine issued patents, which expire between 2028 and 2031, and 30 patent applications pending for examination and one pending provisional application. As of such date, we also had 22 patent applications pending for examination in foreign jurisdictions, all of which are related to our U.S. patents and patent applications. There can be no assurance that we will be issued any additional patents or that any patents that have been issued or that may be issued in the future will provide significant protection for our intellectual property. In addition, as of June 30, 2017, we had five registered trademarks in the United States, and we have filed applications to register several additional marks. If we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology and our business, results of operations and financial condition may be adversely affected.

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

We experienced net losses of $27.4 million in the first half of 2017 and $27.0 million and $6.2 million in fiscal years 2016 and 2015, respectively. As of June 30, 2017 and December 31, 2016, we had an accumulated deficit of approximately $77.1 million and $45.2 million, respectively. We cannot predict if we will achieve profitability in the near future or at all. We expect to continue to expend substantial financial and other resources on, among other things:

•	investments to expand and enhance our platform and technology infrastructure, make improvements to the scalability, availability and security of our platform, and develop new products;

•	sales and marketing, including expanding our direct sales organization and marketing programs, and expanding our programs directed at increasing our brand awareness among current and new customers;

•	hiring additional employees;

•	expansion of our operations and infrastructure, both domestically and internationally; and

•	general administration, including legal, accounting and other expenses related to being a public company.

These investments may not result in increased revenue or growth of our business. We cannot assure you that we will be able to generate net revenues sufficient to offset our expected cost increases and planned investments in our business and platform. As a result, we may incur significant losses for the foreseeable future, and may not be able to achieve and sustain profitability. If we fail to achieve and sustain profitability, then we may not be able to achieve our business plan, fund our business or continue as a going concern.

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

Our officers, directors and principal stockholders each holding more than 5% of our common stock, collectively control approximately 64% of our voting securities. If any of our officers, directors and principal stockholders purchases additional shares of common stock, the aggregate percentage of equity ownership of management may increase further. As a result, these stockholders, if they act together, will be able to control the management and affairs of our Company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change of control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of our other stockholders. Due to such concentration of ownership, we may take actions with respect to our business that may conflict with the desire of other stockholders. Furthermore, pursuant to a voting agreement (“Voting Agreement”), Acacia and entities affiliated with our executive officers and directors will have the right to designate all nine directors on our Board. As a result, Acacia and our executive officers and directors will be able to exercise significant control over our business operations and on all matters requiring stockholder approval, including the election of directors, approval of significant corporate transactions and the definition of rights and privileges of all securities. Due to such controlling position, we may take actions with respect to our business that may conflict with the desire of other stockholders, including common stockholders.

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

We have incurred and will continue to incur increased costs as a result of becoming a public company, including costs related to compliance with the Sarbanes-Oxley Act and other regulations.

As a public company, we have incurred and will continue to incur significant legal, accounting, insurance and other expenses that we had not incurred as a private company, including costs associated with public company reporting requirements. We also have incurred and will incur costs associated with compliance with the Sarbanes-Oxley Act and related rules implemented by the SEC. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. In estimating these costs, we took into account expenses related to insurance, legal, accounting and compliance activities, as well as other expenses not currently incurred. These laws and regulations could also make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. In addition, we will be required to have our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting in the later of our second annual report on Form 10-K or the first annual report on Form 10-K following the date on which we are no longer an emerging growth company unless we qualify as a “non-accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934 as amended, in which case we would be exempt from the auditor attestation requirements of Section 404 of The Sarbanes-Oxley Act. Our compliance with Section 404 of the Sarbanes-Oxley Act will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by NASDAQ, the SEC or other regulatory authorities, which would require additional financial and management resources.

Our ability to successfully implement our business plan and comply with Section 404 requires us to be able to prepare timely and accurate financial statements. We expect that we will need to continue to improve existing, and implement new operational and financial systems, procedures and controls to manage our business effectively. Any delay in the implementation of, or disruption in the transition to, new or enhanced systems, procedures or controls, may cause our operations to suffer and we may be unable to conclude that our internal control over financial reporting is effective and/or to obtain an unqualified report on internal control our financial reporting from our auditors as may be required under Section 404 of the Sarbanes-Oxley Act. This, in turn, could have an adverse impact on trading prices for our common stock, and could adversely affect our ability to access the capital markets.

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

We have implemented certain measures to remediate this material weakness. For example, we hired a new Chief Financial Officer in October 2016, a new Corporate Controller in March 2017 and a new Senior Director of Financial Reporting in June 2017. We have also engaged outside consultants with requisite experience to assist us in the financial reporting process and utilized interim professionals to strengthen our accounting and financial reporting team. We believe that the actions we have taken remediated the material weakness.

However, there can be no assurance that we will not suffer from other material weaknesses in the future. If we fail to maintain effective internal control over financial reporting in the future, such failure could result in a material misstatement of our annual or quarterly financial statements that would not be prevented or detected on a timely basis and which could cause investors and other users to lose confidence in our financial statements, limit our ability to raise capital and have a negative effect on the trading price of our common stock. Additionally, failure to maintain effective internal control over financial reporting may also negatively impact our operating results and financial condition, impair our ability to timely file our periodic and other reports with the SEC, subject us to additional litigation and regulatory actions and cause us to incur substantial additional costs in future periods relating to the implementation of remedial measures.

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

We have registered all common stock issuable under our 2014 Stock Option/Stock Issuance Plan and all common stock that we may issue under our 2017 Stock Incentive Plan and our 2017 Employee Stock Purchase Plan. As a result, these shares can be freely sold in the public market once vested and exercised, subject to the lock-up agreements referred to above. If a large number of these shares are sold in the public market, the sales could reduce our trading price.

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

In addition, the Delaware General Corporation Law prohibits us, except under specified circumstances, from engaging in any mergers, significant sales of stock or assets or business combinations with any stockholder or group of stockholders who owns at least 15% of our common stock.

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

Recent Sales of Unregistered Equity Securities

Shares and Warrants Issued in Connection with the Primary Warrant and Bridge Loan

In connection with the execution of the Bridge Loan, we issued to the Lenders (a) a total of 300,000 shares of common stock, and (b) fully vested, ten-year warrants to purchase an aggregate of 240,000 shares of our common stock, which automatically adjusted upon completion of the IPO to be exercisable to purchase an aggregate of 313,446 shares of our common stock (which was equal to 1.5% of the fully diluted shares of common stock outstanding immediately following the closing of the IPO) at an exercise price of $13.6088 per share.

Concurrent with the closing of our IPO, we issued 2,150,335 shares of our common stock to Acacia pursuant to the automatic exercise of the Primary Warrant in exchange for cash proceeds of $29.3 million. In addition, upon exercise of the Primary Warrant, we issued to Acacia a five-year warrant to purchase 809,400 shares of our common stock at an exercise price of $13.6088 per share.

No underwriters were involved in the foregoing issuances of securities. The securities described above were issued to sophisticated investors in reliance upon the exemption from the registration requirements of the Securities Act, as set forth in Section 4(a)(2) under the Securities Act, relative to transactions by an issuer not involving any public offering, to the extent an exemption from such registration was required.

Shares and Awards Issued under Employee Stock Plans

In the first six months of 2017, we issued a total of 52,433 shares of restricted common stock to employees and consultants, 10,121 shares of common stock to our CEO as compensation for the second quarter of 2017, and 1,580 shares upon the exercise of stock options.

In May 2017, we granted a total of 3,801,158 stock options to officers and employees, and a total of 35,576 restricted stock units to directors.

The issuances of stock options, restricted shares and restricted stock units, and the shares of common stock issuable upon the exercise of the options described above, were issued pursuant to written compensatory plans or arrangements with our employees, directors and consultants, in reliance on the exemption provided by Rule 701 promulgated under the Securities Act, or pursuant to Section 4(a)(2) under the Securities Act, relative to transactions by an issuer not involving any public offering, to the extent an exemption from such registration was required.

Use of Proceeds

On May 17, 2017, we completed our IPO, pursuant to which we issued and sold an aggregate of 2,500,000 shares of our common stock at a price to the public of $15.00 per share pursuant to a registration statement on Form S-1 (File No. 333-216726), which was declared effective by the SEC on May 11, 2017. We received expected net proceeds of approximately $32.5 million, after deducting discounts and commissions of approximately $3.2 million and other offering expenses of approximately $1.8 million.

No payments for such expenses were made directly or indirectly to any of our officers and directors, or persons owning 10% or more of any class of our equity securities, or to any of our affiliates. Wunderlich Securities, Inc. acted as the sole book-running manager of the offering. Craig-Hallum Capital Group, LLC and Northland Securities, Inc. acted as co-managers of the offering.

There has been no material change in the use of proceeds from our initial public offering from that described in our Prospectus. As described in our Prospectus, we intend to use the proceeds for working capital or other general corporate purposes, including funding our growth strategies.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

3.1	Third Amended and Restated Certificate of Incorporation of Veritone, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2017).

3.2	Amended and Restated Bylaws of Veritone, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2017).

10.1	Lease Agreement dated July 14, 2017, between the Company and PRII/MCC South Coast Property Owner, LLC.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Veritone, Inc.
August 8, 2017	By	/s/ Chad Steelberg
Chad Steelberg
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)
August 8, 2017	By	/s/ Peter F. Collins
Peter F. Collins
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)