Form 10-Q
period 2017-09-30
Veritone, Inc.
filed 2017-11-07
CIK 1615165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of October 31, 2017, there were 14,956,322 shares of common stock outstanding.

VERITONE, INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2017

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

VERITONE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share and share data)

(Unaudited)

	As of
	September 30, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$20,762	$12,078
Marketable securities	39,670	—
Accounts receivable, net of allowance for doubtful accounts of $69 and $0, respectively	10,080	4,834
Expenditures billable to clients	5,167	3,384
Prepaid expenses and other current assets	2,830	1,071

Total current assets	78,509	21,367
Property, equipment and improvements, net	52	68
Capitalized software, net	177	321
Other assets	944	592

Total assets	$79,682	$22,348

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts payable	$15,840	$12,321
Accrued media payments	9,058	6,777
Other accrued liabilities	3,088	3,060
Customer advances	3,850	1,841
Convertible notes payable, net of discounts and issuance costs of $0 and $6,898, respectively	—	13,388
Warrant liability	—	7,114

Total current liabilities	31,836	44,501
Other liabilities	14	22

Total liabilities	31,850	44,523

Commitments and contingencies (Note 7)
Redeemable convertible preferred stock:
Series B Preferred Stock, par value $0.001 per share; no shares authorized, issued and outstanding at September 30 2017, and 3,092,781 shares authorized, issued and outstanding at December 31, 2016 (aggregate liquidation preference of $18,138 at December 31, 2016)	—	17,897
Series A Preferred Stock, par value $0.001 per share; no shares authorized, issued and outstanding at September 30 2017, and 5,666,667 shares authorized, 3,914,697 issued and outstanding at December 31, 2016 (aggregate liquidation preference of $8,353 at December 31, 2016)	—	5,453

Total redeemable convertible preferred stock	—	23,350

Stockholders’ equity (deficit):
Preferred stock, par value $0.001 per share; 1,000,000 shares authorized at September 30, 2017; no shares issued and outstanding at September 30, 2017	—	—
Common stock, par value $0.001 per share; 75,000,000 and 38,500,000 shares authorized at September 30, 2017 and December 31, 2016, respectively; 14,956,322 and 2,620,803 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	15	4
Additional paid-in capital	144,396	(293)
Accumulated other comprehensive loss	(62)	—
Accumulated deficit	(96,517)	(45,236)

Total stockholders’ equity (deficit)	47,832	(45,525)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$79,682	$22,348

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(in thousands, except per share and share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net revenues	$3,719	$2,321	$10,914	$6,408
Cost of revenues	292	448	824	1,067

Gross profit	3,427	1,873	10,090	5,341

Operating expenses:
Selling and marketing	3,676	2,202	9,689	5,688
Research and development	3,466	2,181	9,613	5,357
General and administrative	15,740	3,459	24,722	10,723

Total operating expenses	22,882	7,842	44,024	21,768

Loss from operations	(19,455)	(5,969)	(33,934)	(16,427)
Other income (expense), net	88	(1,456)	(12,872)	(1,483)

Loss before provision for income taxes	(19,367)	(7,425)	(46,806)	(17,910)
Provision for income taxes	2	2	5	5

Net loss	(19,369)	(7,427)	(46,811)	(17,915)
Accretion of redeemable convertible preferred stock	—	(795)	(4,470)	(2,383)

Net loss attributable to common stockholders	$(19,369)	$(8,222)	$(51,281)	$(20,298)

Net loss per share attributable to common stockholders:
Basic and diluted	$(1.31)	$(3.49)	$(5.94)	$(10.37)

Comprehensive loss:
Net loss	$(19,369)	$(7,427)	$(46,811)	$(17,915)
Net change in unrealized loss on marketable securities, net of income taxes	(62)	—	(62)	—

Total comprehensive loss	$(19,431)	$(7,427)	$(46,873)	$(17,915)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITONE, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance as of December 31, 2016	2,620,803	$4	$(293)	$—	$(45,236)	$(45,525)
Common stock issued through public offering, net	2,500,000	3	32,577	—	—	32,580
Conversion of Series B preferred stock upon public offering	2,309,135	2	18,666	—	—	18,668
Conversion of Series A preferred stock upon public offering	2,922,798	3	8,595	—	—	8,598
Exercise of Primary Warrant upon public offering	2,150,335	2	29,261	—	—	29,263
Conversion of Acacia Note and accrued interest upon public offering	1,523,746	2	20,735	—	—	20,737
Conversion of Bridge Loan and accrued interest upon public offering	590,717	1	8,044	—	—	8,045
Common stock issued to Bridge Loan Lenders	300,000	0	3,666	—	—	3,666
Issuance of restricted stock, net of forfeitures	30,415	—	—	—	—	—
Repurchase of common stock	(7,500)	(0)	(56)	—	—	(56)
Exercise of options	3,281	(2)	7	—	—	5
Issuance of warrants	—	—	8,658	—	—	8,658
Beneficial conversion feature	—	—	554	—	—	554
Modification of warrants	—	—	371	—	—	371
Stock-based compensation expense	12,592	0	13,611	—	—	13,611
Accretion of redeemable convertible preferred stock	—	—	—	—	(4,470)	(4,470)
Net loss	—	—	—	—	(46,811)	(46,811)
Other comprehensive loss	—	—	—	(62)	—	(62)

Balance as of September 30, 2017	14,956,322	$15	$144,396	$(62)	$(96,517)	$47,832

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(46,811)	$(17,915)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	176	93
Intangible asset impairment charges	—	500
Amortization of debt discounts and issuance costs	3,740	1,271
Costs of warrants issued at IPO	5,790	—
Write-off of debt discounts and issuance costs at IPO	10,132	—
Change in fair value of warrant liability	(7,114)	(117)
Provision for doubtful accounts	69	—
Stock issued to dissenting shareholder	—	159
Stock-based compensation expense	13,611	1,588
Changes in assets and liabilities:
Accounts receivable	(5,315)	(5,523)
Expenditures billable to clients	(1,783)	(733)
Prepaid expenses and other current assets	(1,641)	(174)
Accounts payable	3,519	(10,208)
Accrued media payments	2,597	4,522
Other accrued liabilities	651	523
Customer advances	2,009	4,559

Net cash used in operating activities	(20,370)	(21,455)

Cash flows from investing activities:
Purchases of marketable securities	(39,850)	—
Capital expenditures	(16)	(20)
Addition to intangible assets	(30)	—
Deposits for operating leases	(774)	—

Net cash used in investing activities	(40,670)	(20)

Cash flows from financing activities:
Net proceeds from public offering	32,580	—
Proceeds received under the Bridge Loan Agreement	8,000	—
Proceeds from exercise of Primary Warrant	29,263	—
Proceeds from issuance of convertible note payable	—	10,000
Proceeds from exercise of stock options	5	72
Debt issuance costs	(68)	(168)
Repurchase of common stock	(56)	—

Net cash provided by financing activities	69,724	9,904

Net increase (decrease) in cash and cash equivalents	8,684	(11,571)
Cash and cash equivalents, beginning of period	12,078	19,197

Cash and cash equivalents, end of period	$20,762	$7,626

Supplemental Disclosure of Cash Flow Information
Non-cash investing and financing activities:
Conversion of convertible notes payable, including accrued interest, to common stock	$28,782	$—
Conversion of redeemable convertible preferred stock to common stock	$27,266	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITONE, INC.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

(Unaudited)

Note 1. Description of Business and Basis of Presentation

Description of Business

Veritone, Inc., a Delaware corporation (“Veritone”) (together with its wholly-owned subsidiaries, collectively, the Company), is a cloud-based cognitive software company that extracts understanding from unstructured audio and video data. The Company’s artificial intelligence (“AI”) platform incorporates patented technology to manage and integrate a wide variety of artificial intelligence processes, through the orchestration of machine learning algorithms known as cognitive engines to mimic human cognitive functions such as perception, reasoning, prediction and problem solving to transform unstructured data. The Company’s AI platform stores the cognitive engine results in a searchable, time-correlated index, creating an online, searchable library of audio and video data that enables analysis and automated business solutions. Because of its open architecture, additional cognitive engines can be readily added to the platform, and new applications can be added by the Company or third parties to leverage the platform for a broad range of industries that capture or use audio and video data, including, without limitation, media, politics, legal and other commercial and government vertical markets. In addition, the Company operates a full service advertising agency. The Company’s expertise in media buying, planning and creative development, coupled with its proprietary technology platform, enables the Company to deliver and analyze the effectiveness of advertising in a way that is simple, scalable and trackable.

Initial Public Offering

In May 2017, the Company completed an initial public offering (“IPO’) of its common stock. In connection with the IPO, the Company sold 2,500,000 shares of common stock at $15.00 per share for an aggregate net proceeds of $32,580 after underwriting discounts, commissions and offering costs of $4,920.

Concurrent with the closing of the IPO on May 17, 2017, the following transactions were completed in accordance with the related agreements (see Notes 3 and 4):

(a)	The Series B Preferred Stock, which had a liquidation preference of $18,668 and a net book value of $18,463, was automatically converted into 2,309,135 shares of the Company’s common stock;

(b)	The Series A Preferred Stock, which had a liquidation preference of $8,598 and a net book value of $6,272, was automatically converted into 2,922,798 shares of the Company’s common stock;

(c)	The Convertible Note Payable to Acacia, which had a principal balance of $20,000 and accrued interest of $737, was automatically converted into 1,523,746 shares of the Company’s common stock;

(d)	The Primary Warrant was automatically exercised by Acacia, which resulted in the issuance of 2,150,335 shares of the Company’s common stock to Acacia in exchange for cash proceeds of $29,263;

(e)	The Bridge Loan Lenders funded the remaining undrawn amounts under the Bridge Loan, which provided cash proceeds of $4,000 to the Company and increased the outstanding principal balance of the Bridge Loan to $8,000. In connection with this funding, the Company issued to the Bridge Loan Lenders (a) an aggregate of 90,000 shares of its common stock, and (b) fully vested warrants to purchase a number of shares of the Company’s common stock equal to the greater of (i) 120,000 shares of common stock, and (ii) 0.75% of the Company’s fully diluted shares outstanding following completion of the IPO. Such warrants have a term of ten years following the date of issuance and have an exercise price per share equal to the lower of $13.6088 or the IPO price per share to the public;

(f)	The Bridge Loan, which had a principal balance of $8,000 and accrued interest of $45, was automatically converted into an aggregate of 590,717 shares of the Company’s common stock; and

(g)	The warrants to purchase an aggregate of 240,000 shares of the Company’s common stock that were issued in connection with the Bridge Loan were automatically adjusted upon completion of the IPO to be exercisable to purchase an aggregate of 313,440 shares of the Company’s common stock (which was equal to 1.5% of the fully diluted shares of common stock outstanding immediately following the closing of the IPO).

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

The accompanying condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which are normal and recurring, necessary to fairly state its financial position, results of operations and cash flows. All significant intercompany transactions have been eliminated in consolidation. The financial data and the other information disclosed in these notes to the condensed consolidated financial statements reflected in the three- and nine-month periods presented herein are unaudited. The December 31, 2016 balance sheet included herein was derived from the audited financial statements, but does not include all disclosures or notes required by GAAP for complete financial statements.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes in the Company’s significant accounting policies from those that were disclosed in the Prospectus.

Revenue Recognition

Net revenues for the three- and nine-month periods presented were comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Media agency revenues	$3,288	$2,223	$9,926	$6,197
AI platform revenues	431	98	988	211

Total net revenues	$3,719	$2,321	$10,914	$6,408

During the three months ended September 30, 2017 and 2016, the Company made $30,270 and $18,872 in gross media placements, of which $26,510 and $16,888, respectively, were billed directly to customers. Of the amounts billed directly to customers, $23,222 and $14,665 represented media-related costs netted against billings during the three months ended September 30, 2017 and 2016, respectively. For the nine months ended September 30, 2017 and 2016, the Company made $87,756 and $53,910 in gross media placements, of which $74,717 and $46,496 respectively, were billed directly to customers. Of the amounts billed directly to customers, $64,791 and $40,299 represented media-related costs netted against billings for the nine months ended September 30, 2017 and 2016, respectively.

Other Income (Expense), Net

Other income (expense), net for the three- and nine-month periods presented were comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest income (expense), net	$36	$(1,346)	$(4,198)	$(1,341)
Stock warrants issued	—	—	(5,790)	—
Write-off of deferred debt discounts and issuance costs	—	—	(10,132)	—
Write-off of legal fees in connection with the Primary Warrant	—	(253)	—	(253)
Gain on fair value change of warrant liability	—	117	7,114	117
Other	52	26	134	(6)

Other income (expense), net	$88	$(1,456)	$(12,872)	$(1,483)

Interest income (expense), net for the three- and nine-month periods ended September 30, 2017 and 2016 included amortization of deferred debt discounts and issuance costs of $0 and $1,271, respectively, and $3,740 and $1,271, respectively, related to the Company’s convertible notes payable.

Earnings Per Share

The following table presents the computation of basic and diluted net loss per common share for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss per share:
Numerator
Net loss	$(19,369)	$(7,427)	$(46,811)	$(17,915)
Accretion of redeemable convertible preferred stock	—	(795)	(4,470)	(2,383)

Net loss attributable to common stockholders	$(19,369)	$(8,222)	$(51,281)	$(20,298)

Denominator
Weighted-average common shares outstanding	14,936,809	2,480,524	8,820,609	2,068,164
Less: Weighted-average shares subject to repurchase	(153,443)	(125,412)	(180,431)	(110,568)

Denominator for basic and diluted net loss per share attributable to common stockholders	14,783,366	2,355,112	8,640,178	1,957,596

Basic and diluted net loss per share attributable to common stockholders	$(1.31)	$(3.49)	$(5.94)	$(10.37)

Other potentially dilutive securities that were not included in the calculation of diluted net loss per share attributable to common stockholders because their effect would be anti-dilutive are as follows (in weighted-average common equivalent shares):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Common stock options	4,432,611	687,258	2,636,548	660,762
Warrants to purchase common stock	1,524,579	1,348,308	987,200	1,185,214
Shares issuable upon conversion of convertible to note payable	—	736,076	—	736,076
Shares issuable upon conversion of redeemable convertible preferred stock	—	4,921,382	—	4,830,323

Total	5,957,190	7,693,024	3,623,748	7,412,375

Cash Equivalents and Marketable Securities

All highly liquid investments with maturities of three months or less at the date of purchase are classified as cash equivalents. The Company’s marketable securities have been classified and accounted for as available-for-sale. Management determines the appropriate classification of its investments at the time of purchase and reevaluates the classifications at each balance sheet date. Marketable securities are classified as either short-term or long-term based on the nature of each security and its availability for use in current operations. The Company’s marketable securities are carried at fair value, with unrealized gains and losses, net of income taxes, reported as a component of accumulated other comprehensive income in shareholders’ equity (deficit), with the exception of unrealized losses believed to be other-than-temporary which are reported in earnings in the current period. The cost of securities sold is based upon the specific identification method.

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

The Company’s financial instruments, other than its money market funds, marketable securities and stock warrants, consist primarily of cash and cash equivalents, accounts receivable, accounts payable and convertible notes payable. The Company has determined that the carrying values of these instruments for the periods presented approximate fair value due to their short-term nature and the relatively stable current interest rate environment.

The Company’s money market funds and marketable securities are categorized as Level 1 and 2, respectively, within the fair value hierarchy. The following table shows the Company’s cash and available-for-sale securities’ cost, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or marketable securities as of September 30, 2017:

	Cost	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$13,711	$—	$13,711	$13,711	$—
Level 1:
Money market funds	3,057	—	3,057	3,057	—
Level 2:
Corporate securities	43,726	(62)	43,664	3,994	39,670

Total	$60,494	$(62)	$60,432	$20,762	$39,670

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

The following table summarizes quantitative information with respect to the significant unobservable inputs used for the Company’s stock warrants that are categorized as Level 3 within the fair value hierarchy:

December 31, 2016
Volatility	80.0%
Risk free rate	1.84%
Discount for lack of marketability	20.0%

The following table represents a reconciliation of the Level 3 measurement of the Company’s Primary Warrant (see related discussion in Note 3):

Balance, December 31, 2016	$7,114
Less: Change in fair value of warrant liability	(7,114)

Balance, September 30, 2017	$—

In addition, in May 2017, upon exercise of the Primary Warrant, the Company issued to Acacia a five-year warrant to purchase 809,400 shares of the Company’s common stock (the “10% Warrant”). The fair value of the 10% Warrant under Level 3 measurement is $5,790 (see related discussion in Note 3).

The following table summarizes quantitative information with respect to the significant unobservable inputs used to value the Company’s 10% Warrant that are categorized as Level 3 within the fair value hierarchy:

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

Also, concurrent with the closing of the IPO, the Primary Warrant was automatically exercised by Acacia at an exercise price of $13.6088 per share, which resulted in the issuance of 2,150,335 shares of the Company’s common stock in exchange for a cash proceeds of $29,263. Upon such exercise of the Primary Warrant, the Company issued to Acacia a five-year warrant to purchase 809,400 shares of the Company’s common stock at an exercise price of $13.6088 per share (the “10% Warrant”). Fifty percent of the shares under the 10% Warrant vested upon its issuance and the remaining half will vest in May 2018. The fair market value of the 10% Warrant was $5,790, which was recorded as an expense in Other Income (Expense) in the Company’s condensed consolidated statement of operations for the second quarter of 2017. Also, as a result of the exercise of the Primary Warrant, the balance of the Warrant Liability of $3,996 was written-off, resulting in a gain in Other Income (Expense) in the Company’s condensed consolidated statement of operations for the second quarter of 2017.

Bridge Loan

In March 2017, the Company entered into a Note Purchase Agreement with Acacia and Veritone LOC I, LLC (“VLOC”) (collectively, the “Bridge Loan Lenders”), which provided for a line of credit of up to $8,000 (the “Bridge Loan”). The convertible promissory notes issued to the Bridge Loan Lenders pursuant to the Bridge Loan accrued interest at the rate of eight percent (8%) per annum, compounded quarterly. The borrowings were due and payable on November 25, 2017, and the Company’s obligations under this facility were secured by a security interest in substantially all of the assets of the Company, which was of equal priority to the security interests of Acacia under the Acacia Note. The Company drew down the initial $2,000 installment under the Bridge Loan upon the execution of the Note Purchase Agreement. In April 2017, the Company borrowed an additional $2,000 under the Bridge Loan. In May 2017, the Bridge Loan Lenders funded the remaining undrawn amounts of $4,000 under the Bridge Loan, which increased the outstanding principal balance of the Bridge Loan to $8,000.

Upon the execution of the Note Purchase Agreement, the Company issued an aggregate of 120,000 shares of the Company’s common stock to the Bridge Loan Lenders in accordance with the agreement. In addition, in connection with the funding of the $8,000 principal amount of the Bridge Loan, the Company issued to the Bridge Loan Lenders an aggregate of 180,000 shares of the Company’s common stock and warrants to purchase an aggregate of 240,000 shares of common stock. Such warrants were automatically adjusted upon completion of the IPO to be exercisable to purchase an aggregate of 313,440 shares of the Company’s common stock (which was equal to 1.5% of the fully diluted shares of common stock outstanding immediately following the closing of the IPO). The warrants have a term of ten years following the date of issuance and have an exercise price of $13.6088 per share. The members of VLOC include entities controlled by Chad Steelberg and Ryan Steelberg, the Company’s Chief Executive Officer and President, respectively, who own 50% of the VLOC’s membership interests, and certain holders of the Company’s redeemable convertible preferred stock. As of September 30, 2017, no warrants issued in connection with the Bridge Loan had been exercised.

Concurrent with the closing of the IPO on May 17, 2017, the $8,000 principal balance of the Bridge Loan and accumulated accrued interest of $45 were automatically converted into an aggregate of 590,717 shares of the Company’s common stock at a conversion price per share of $13.6088. As a result of the conversion of the Bridge Loan, the Company recorded a charge to earnings of $2,915, representing the unamortized balance of the debt discounts. The Company presented the write-off as an expense in Other Income (Expense) in the Company’s condensed consolidated statement of operations in the second quarter of 2017. The Company also had recorded the issuance of common stock and warrants upon the funding of the remaining undrawn amounts of $4,000 under the Bridge Loan. The Company recorded the issuance of common stock and warrants as a charge to earnings aggregating $1,100 and $1,770, respectively, and presented the issuances as an expense in Other Income (Expense) in the Company’s condensed consolidated statement of operations in the second quarter of 2017 with a corresponding credit to Additional Paid-in Capital in the Company’s condensed consolidated balance sheet.

The following table represents a reconciliation of the principal amounts of the Acacia Note and the Bridge Loan (as described above) to the convertible notes payable included in the Company’s condensed consolidated balance sheets as of:

	September 30, 2017	December 31, 2016
First Loan principal, August 15, 2016	$—	$10,000
Second Loan principal, November 25, 2016	—	10,000
Debt discounts associated with stock warrants, net	—	(6,793)
Debt issuance costs, net	—	(105)
Accrued interest	—	286

Convertible note payable	$—	$13,388

NOTE 4. REDEEMABLE CONVERTIBLE PREFERRED STOCK

Concurrent with the closing of the IPO on May 17, 2017, the Series B Preferred Stock, which had a liquidation preference of $18,668 and a net book value of $18,463, was automatically converted into 2,309,135 shares of the Company’s common stock, and the Series A Preferred Stock, which had a liquidation preference of $8,598 and a net book value of $6,272, was automatically converted into 2,922,798 shares of the Company’s common stock. The differences between the liquidation preference and book value of the Series B and Series A Preferred Stock of $205 and $2,326, respectively, were recorded as accretion of redeemable convertible preferred stock in the Company’s condensed statement of operations for the second quarter of 2017 and an increase to Additional Paid-in Capital in the Company’s condensed consolidated balance sheet.

In the first quarter of 2017, the Company had recorded the amount of the beneficial conversion feature of the Series B and Series A Preferred Stock amounting to $226 and $328, respectively, as the respective conversion prices for such shares were less than the fair market value of the underlying preferred stock. The beneficial conversion feature resulted in the recording of a discount against the preferred stock and a corresponding credit to the Company’s additional paid-in capital. The amortization of the discount for the Series B and Series A Preferred Stock during the three months ended September 30, 2017 were $10 and $14, respectively, and were presented as an addition to accretion of redeemable convertible preferred stock in the Company’s condensed statement of operations for that period. For the nine months ended September 30, 2017, the aggregate amortization of the discount for the Series B and Series A Preferred Stock were $67 and $96, respectively. As a result of the conversion of the Series B and Series A Preferred Stock, the Company recorded the write-off of the unamortized portion of the beneficial conversion feature of $159 and $232, respectively, as an addition to accretion of redeemable convertible preferred stock in the Company’s condensed statement of operations in the second quarter of 2017.

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

During the nine months ended September 30, 2017, the Company issued 12,335,519 shares of common stock, net of 22,018 shares of restricted common stock forfeited by employees and 7,500 shares of common stock it repurchased, as follows:

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

Also, the Company issued under its 2014 Plan Stock Options/Stock Issuance Plan (the “2014 Plan”) and 2017 Stock Incentive Plan (the “2017 Plan”) 9,600 shares of restricted common stock to employees, 42,833 shares of restricted common stock to consultants for payment of services rendered, 12,592 shares of common stock to the Company’s CEO as compensation for the second and third quarters of 2017 (see Note 7) and 3,281 shares upon the exercise of stock options.

Common Stock Warrants

Upon signing of the Investment Agreement and in conjunction with the Company’s First Loan with Acacia, the Company issued to Acacia a four-year warrant to purchase a number of shares of its common stock determined by dividing $700 by an exercise price per share ranging from $8.0833 to $13.7323, with the actual exercise price to be determined by the type and/or valuation of its future equity financings. In conjunction with the Second Loan in November 2016, the Company issued to Acacia two additional four-year warrants, each to purchase a number of shares of the Company’s common stock determined by dividing $700 by an exercise price per share ranging from $8.0833 to $13.7323, with the actual exercise price to be determined by the type and/or valuation of its future equity financings). In March 2017, in connection with the amendment of the Primary Warrant, each of these warrants was amended to provide that the exercise prices thereof shall be equal to the lower of $13.6088 or the initial public offering price per share. As a result, upon completion of the IPO on May 17, 2017, each of these three warrants became exercisable to purchase up to 51,437 shares of common stock, or an aggregate of 154,311 shares of common stock, at an exercise price per share of $13.6088. In addition, upon the automatic exercise in full of the Primary Warrant, the Company issued to Acacia the 10% Warrant, which is a five-year warrant, to purchase 809,400 shares of the Company’s common stock at an exercise price of $13.6088 per share. Fifty percent of the shares under the 10% Warrant vested upon its issuance and the remaining fifty percent will vest in May 2018. The Company had also issued to the Bridge Loan Lenders in connection with the Bridge Loan warrants to purchase an aggregate of 313,440 shares of the Company’s common stock. Such warrants have a term of ten years following the individual issuance dates and have an exercise price per share equal to $13.6088. In June 2016, the Company issued to Westwood One, Inc. a ten-year warrant to purchase 247,422 shares of its common stock at an exercise price $8.0833 per share as the Company’s exclusive third party affiliate sales representative to market its Platform license agreements to individual radio stations or audio platforms in the United States. As of September 30, 2017, the Company had a total of 1,524,573 of warrants issued and outstanding.

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

In September 2017, the total performance-based stock options of 1,044,818 issued to Chad Steelberg and Ryan Steelberg vested in full, as the Company’s market capitalization exceeded $400,000 over five consecutive business days. Total stock-based compensation expense of $9,282 was recorded for the performance-based stock options; $343 and $8,939 were recorded in the second and third quarters of 2017, respectively.

In April 2017, the Company’s Board of Directors and stockholders approved and adopted the 2017 Plan, which became effective upon the execution of the underwriting agreement in connection with the Company’s IPO. The 2017 Plan is administered by the compensation committee of the Board of Directors, which determines the recipients and the terms of the awards granted. Under the 2017 Plan, employees, non-employee directors, consultants and advisors may, at the discretion of the plan administrator, be granted options, stock appreciation rights, stock awards and restricted stock units. The Company has initially reserved 2,000,000 shares of its common stock for issuance under the 2017 Plan. The share reserve will increase automatically on the first trading day of January each calendar year, beginning with calendar year 2018, by an amount equal to 3% of the total number of shares of common stock outstanding on the last trading day in December of the immediately preceding calendar year, up to an annual maximum of 750,000 shares.

In the second quarter of 2017, under the 2017 Plan, the Company awarded to members of the Board of Directors 35,576 restricted stock units with a weighted average grant price of $14.76. In the second and third quarters of 2017, under the 2017 Plan, Chad Steelberg received as compensation 10,121 and 2,471 shares of common stock, respectively, as discussed in Note 7. In the third quarter of 2017, the Company granted 199,350 of stock options to employees, which have an exercise price of $8.24 per share and a four-year vesting period. As of September 30, 2017, an aggregate of 1,752,482 shares of common stock were available for future grant under the 2017 Plan.

The Company recognizes compensation expense relating to awards granted under the 2014 and 2017 Plans ratably over the requisite service period, which is generally the vesting period. Expected forfeitures of ten percent are estimated based on historical and estimated future turnover of the Company’s employees. The Company’s stock-based compensation expense for the three and nine months ended September 30, 2017 and 2016, including expense for non-employees, totaled $11,708 and $70, respectively, and $13,611 and $1,588, respectively. The stock-based compensation expense by type of award and by operating expense grouping are presented below as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stock-based compensation expense by type of award:
Restricted stock	$178	$26	$629	$78
Common stock awards	125	—	250	1,442
Employee stock purchase plan	24	—	24	—
Stock options	11,381	44	12,708	68

Total	$11,708	$70	$13,611	$1,588

Stock-based compensation expense by operating expense grouping:
Sales and marketing	$100	$3	$276	$51
Research and development	157	5	261	17
General and administrative	11,451	62	13,074	1,520

Total	$11,708	$70	$13,611	$1,588

Restricted Stock

Under the 2014 Plan and 2017 Plan, the Company has granted restricted stock that generally vests over four years from the date of the grant, unless the participant’s service with the Company is terminated earlier. The fair value of the restricted stock grants was the estimated value per share of common stock at the date of grant determined by using both the option-pricing method and probability-weighted expected return method. Following the IPO, the fair value of the restricted stock granted is based on the closing market price of the Company’s common stock at the grant date.

Restricted stock activity for the period presented was as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2016	208,886	$4.80
Granted	52,433	$14.79
Forfeited	(22,018)	$8.43
Vested	(78,399)	$7.82

Unvested at September 30, 2017	160,902	$6.08

At September 30, 2017, total unrecognized compensation cost related to restricted stock was $979, which is expected to be recognized over 2.6 years.

Stock Options

Under the 2014 Plan and 2017 Plan, the Company has granted stock options at exercise prices equal to or greater than the fair value of the common stock on the grant date. These options expire ten years after the grant date and generally vest over a period of four years of continuous service following the vesting commencement date of such option (except for certain options granted to Chad Steelberg and Ryan Steelberg pursuant to their Employment Agreements), unless the optionee’s continuous service with the Company is terminated earlier, with stock-based compensation expense recognized evenly over the requisite service period.

The fair value for each option granted was determined as of the grant date using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires various assumptions, which are noted in the following table:

Nine Months Ended September 30, 2017
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

The Company’s stock option activity for the period presented was as follows:

		Weighted-Average
	Options	Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2016	680,434	$2.27	8.49 years	$3,031
Options Granted	4,000,508	$14.66
Options Exercised	(3,281)	$1.70
Options Forfeited / Cancelled	(115,719)	$8.56

Outstanding at September 30, 2017	4,561,942	$12.99	8.98 years	$155,197

Exercisable at September 30, 2017	1,661,125

The aggregate intrinsic value in the table above represents the difference between the fair value of the Company’s common stock and the average option exercise price of in-the-money multiplied by the number of such options. At September 30, 2017, total unrecognized compensation expense related to stock options was $22,429 and is expected to be recognized over a weighted average period of 2.5 years.

Employee Stock Purchase Plan

In April 2017, the Company’s Board of Directors and stockholders approved and adopted the employee stock purchase plan (the “ESPP”), which became effective upon the execution of the underwriting agreement in connection with the Company’s IPO. The ESPP is administered by the compensation committee of the Board of Directors and is intended to qualify as an employee stock purchase plan under Section 423 of the Code. The purchase price for shares of the Company’s common stock under the ESPP will be established by the plan administrator prior to the start of the offering period, but will not be less than 85% of the lower of the fair market value of the Company’s common stock on (i) the date the eligible employee enters an offering period and (ii) the purchase date. Each purchase right granted to an employee will provide an employee with the right to purchase up to 1,000 shares of common stock on each purchase date within the offering period. However, no employee will have the right to purchase shares of our common stock in an amount that, when aggregated with the shares subject to purchase rights under all our employee stock purchase plans that are also in effect in the same calendar year, have a fair market value of more than $25, determined as of the first day of the applicable offering period.

The Company has initially reserved 1,000,000 shares of its common stock for issuance under the ESPP. The share reserve will increase automatically on the first trading day of January each calendar year, beginning with calendar year 2018, by an amount equal to 1% of the total number of shares of common stock outstanding on the last trading day in December of the immediately preceding calendar year, up to an annual maximum of 250,000 shares. Accrued employee contributions as of September 30, 2017 amounted to $59. As of September 30, 2017, no shares of common stock were purchased by the Company’s employees under the ESPP.

NOTE 6. RELATED PARTY TRANSACTIONS

In October 2014, the Company and Steel Ventures, LLC (“SVL”), an affiliated company whose shareholder has significant control over the Company, entered into an Intercompany Administrative Services Agreement (the “Service Agreement”) effective October 1, 2014 for a two-year period, with two two-year renewal options. Pursuant to the Service Agreement, SVL agreed to make its executive management, professional, technical and clerical employees available to the Company to assist in the operation and administration of the Company’s business. In addition, SVL agreed to make other services available to the Company through parties other than SVL’s personnel. In consideration for the above, SVL invoiced the Company allocable costs based on a predefined allocation methodology. For the three and nine months ended September 30, 2016, the Company incurred fees of $300 and $1,105, respectively, for services received under the Service Agreement. This agreement expired by its term in September 2016, and so no fees were incurred under such agreement for the three and nine months ended September 30, 2017.

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

As discussed in Note 3, the Company entered into the Note Purchase Agreement with Acacia and VLOC, which provided for an $8,000 line of credit pursuant to Bridge Notes that accrue interest at the rate of eight percent (8%) per year, compounded quarterly, with Acacia and VLOC each purchasing equal amounts of such Bridge Notes. The Company borrowed the initial $2,000 installment under the Bridge Loan in March 2017, and borrowed the second $2,000 installment in April 2017. Prior to the completion of the IPO, the Bridge Loan Lenders exercised their options to advance the remaining $4,000 remaining available under the Bridge Loan. Upon the completion of the IPO, all of the $8,000 principal and all accrued interest under the Bridge Notes were automatically converted into an aggregate of 590,717 shares of the Company’s common stock at a conversion price of $13.6088 per share. In connection with the Bridge Loan, the Company issued an aggregate of 120,000 shares of the Company’s common stock to the Bridge Loan Lenders upon the execution of the Note Purchase Agreement. In addition, upon the full funding of $8,000 Bridge Loan, the Company had issued to the Bridge Loan Lenders in the aggregate (a) 180,000 shares of the Company’s common stock, and (b) fully vested ten year warrants to purchase an aggregate of 313,440 of shares of the Company’s common stock. Such warrants have a ten-year term and have an exercise price per share equal to $13.6088. Acacia’s Chairman of the Board is a member of the Company’s Board of Directors and Chad Steelberg and Ryan Steelberg, who are executive officers of the Company, collectively own fifty percent of VLOC’s membership interests.

In March 2017, the Company entered into employment agreements with Chad Steelberg and Ryan Steelberg, who are executive officers of the Company (see Note 7 for the full discussions of the agreements).

The Company reimburses Chad Steelberg and Ryan Steelberg for the costs of their healthcare plans. During the three months ended September 30, 2017 and 2016, the Company expensed $14 and $15 for the cost of such plans, respectively. For the nine months ended September 30, 2017 and 2016, the Company expensed $43 and $59 for the cost of such plans, respectively. As of December 31, 2016, the Company had recorded an accrual of $73 related to these healthcare plans.

There were no other related party balances and transactions as of and for the nine months ended September 30, 2017.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Stockholders’ Employment Agreements

In March 2017, the Company entered into three-year employment agreements with each of Chad Steelberg, the Company’s Chief Executive Officer, and Ryan Steelberg, the Company’s President. Under the agreement with Chad Steelberg, as of the end of each calendar quarter during the term of the agreement (following March 31, 2017) during which Chad Steelberg is still employed by the Company, the Company will issue to Mr. Steelberg a number of shares of its common stock calculated by dividing $125 by the fair market value (as defined in the agreement) of the Company’s common stock. During the three-month periods ended June 30, 2017 and September 30, 2017, Chad Steelberg received 10,121 and 2,471 shares of common stock, respectively. The agreement with Ryan Steelberg provides that he shall receive an annual salary of $350.

The employment agreements also provided that the Company would issue time-based stock options to Chad Steelberg and Ryan Steelberg to allow each of them to purchase a number of shares of the Company’s common stock equal to five percent of the fully diluted shares outstanding as of the closing of the Company’s IPO. The exercise price per share of such time-based stock option is the IPO price of the Company’s common stock ($15), and such options would vest in monthly increments ratably over the three-year period following the closing date of the IPO (May 17, 2017). In addition, the employment agreements provided that the Company would issue to each of Chad Steelberg and Ryan Steelberg a performance-based stock option, which would allow each of them to purchase a number of shares of the Company’s common stock equal to two and one-half percent of the fully diluted shares outstanding as of the closing of the Company’s IPO. The performance-based stock option would vest upon the earlier of (a) the first date on which the market capitalization of the Company’s common stock equals or exceeds $400,000 over five consecutive business days, or (b) five years after the IPO. The exercise price of the performance-based awards is the initial public offering price of the Company’s common stock ($15.00). The vesting of the individual time-based and performance-based stock options would end if Chad Steelberg or Ryan Steelberg is no longer in the service of the Company, as defined in the Company’s stock plan, subject to acceleration of vesting under certain circumstances as set forth in the option agreements. The stock options issuable under the Employment Agreements with Chad Steelberg and Ryan Steelberg were issued at the time of the pricing of the IPO. The total number of time-vested stock options awarded under these agreements was 2,089,638 and the total number of performance-based options awarded was 1,044,818. In September 2017, the total performance-based stock options issued to Chad Steelberg and Ryan Steelberg vested in full, as the performance condition related to the Company’s market capitalization was achieved.

Leases

On July 24, 2017, the Company entered into an office building lease agreement for its Corporate Headquarters. The lease provides for the lease by the Company of approximately 37,875 square feet of office space in Costa Mesa, California. The lease is expected to commence in the first quarter of 2018 and has an initial term of 82 months. The Company has the option to extend the lease for two terms of five years each. Total minimum lease payments over the lease term under this lease is approximately $9,317.

As of September 30, 2017, future minimum lease payments are as follows:

Years Ending December 31,	Minimum Annual Lease Payments
2018	$416
2019	1,510
2020	1,819
2021	1,875
2022	1,833
Thereafter	3,137

$10,590

Rent expense totaled $182 and $155 for the three months ended September 30, 2017 and 2016, respectively, and $641 and $439 for the nine months ended September 30, 2017 and 2016, respectively.

NOTE 8. SUBSEQUENT EVENTS

The Company evaluated subsequent events through November 7, 2017, the date these condensed consolidated financial statements were issued. There were no material subsequent events that required recognition or additional disclosure in the accompanying condensed consolidated financial statements.

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

Overview

Our company has two business lines: the Media Agency Business and the Artificial Intelligence (“AI”) Platform Business.

Media Agency Business

Since our inception, we have generated most of our revenues from our media placement services performed under advertising contracts with our media clients. Our Media Agency Business includes media planning and strategy, media buying and placement, campaign messaging, clearance verification and attribution and custom analytics. We typically enter into agency contracts with our Media Agency customers that do not have a fixed term, but generally can be cancelled by us or the customer upon 30 to 90 days prior written notice without penalty.

In the past, our Media Agency Business has experienced volatility in its net revenues due to a number of factors, including (i) the timing of new large account wins; (ii) loss of customers who choose to replace our services by bringing their advertising placement in-house; (iii) customers who experience reductions in their advertising budgets due to issues with their own business; (iv) losses of customers who change providers from time to time based largely on pricing; and (v) the seasonality of the campaigns for certain large customers. Our Media Agency Business is also reliant on certain large key customers and has historically generated a significant portion of its net revenues from a few major customers. During the three and nine months ended September 30, 2017, our ten largest customers by revenue collectively accounted for approximately 79% and 73% of our Media Agency net revenues, respectively.

AI Platform Business

Our proprietary platform unlocks the power of AI cognitive computing so that audio, video and other unstructured data can be transformed and analyzed in conjunction with structured data in a seamless, automated manner to generate actionable intelligence for enterprises of all sizes. Our AI operating system, aiWARE, integrates and orchestrates an ecosystem of best-of-breed cognitive engines, together with our suite of powerful applications, to reveal valuable multivariate insights from vast amounts of structured and unstructured data.

We are in the early stages of developing our AI Platform Business and are targeting industries that capture or use audio and video data, including in the media, politics, legal, government and other vertical markets. While we are in the process of rolling out our AI platform in a variety of markets, we have generated revenue from our AI Platform Business primarily in the media market.

We commenced commercial licensing of our service as a software (“SaaS”) solutions in April 2015 with an initial focus on the media market to provide media owners and broadcasters with visibility on ad placements and the effectiveness of their media campaigns. We generally license access to our platform via a SaaS model directly to such media owners and broadcasters, and in the first nine months of 2017, we signed license agreements with a leading national news and sports radio network, a major financial news television network and the largest operator of radio stations in the United States. In the politics market, we have licensed our platform to political parties, consultants, candidates and special interest groups, who can use our platform to search and analyze large amounts of public and private media.

In the legal market, during the first quarter of 2017, we completed the integration of our platform with Relativity, an industry leading eDiscovery software platform, enabling users to perform large scale analytics of audio and video discovery files using our AI platform within the Relativity environment. As of September 30, 2017, we had entered into 35 reseller agreements with providers of eDiscovery services and solutions.

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

Pursuant to the Investment Agreement, we issued to Acacia a five-year warrant (“Primary Warrant”) to purchase up to a number of shares of our common stock determined by dividing (i) $50 million, less all outstanding principal and accrued interest under the Acacia Note, by (ii) an exercise price per share ranging from $13.3028 to $13.7323, with the actual exercise price per share to be determined by the amount of principal and accrued interest under the Acacia Note that were converted into our common stock. In March 2017, we amended the Primary Warrant to provide that it would be automatically exercised in full upon the closing of our IPO, and that the exercise price thereof would be equal to the lower of $13.6088 or the IPO price per share. Upon the completion of our IPO, the Primary Warrant was automatically exercised in full at an exercise price per share of $13.6088. As such, we issued to Acacia an aggregate of 2,150,335 shares of our common stock in exchange for cash proceeds of $29.3 million.

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

Bridge Loan Financing

In March 2017, we entered into a Note Purchase Agreement with Acacia and Veritone LOC I, LLC (“VLOC”) (collectively, the “Bridge Loan Lenders”), which provided for an $8 million line of credit pursuant to secured convertible notes that accrue interest at the rate of eight percent (8%) per year, compounded quarterly (the “Bridge Notes”), with Acacia and VLOC each purchasing equal amounts of such Bridge Notes. The Bridge Notes were due and payable on November 25, 2017, and our obligations under such Bridge Notes were secured by a security interest in substantially all of our assets, which was of equal priority to the security interest of Acacia under the Acacia Note. We borrowed the initial $2 million installment under the Bridge Loan in March 2017, and we borrowed the second $2 million installment in April 2017. Prior to the completion of the IPO, the Bridge Loan Lenders exercised their options to advance the remaining $4 million remaining available under the Bridge Loan. Upon the completion of the IPO, all of the $8 million principal and all accrued interest under the Bridge Notes were automatically converted into an aggregate of 590,717 shares of our common stock at a conversion price of $13.6088 per share.

In connection with the Bridge Loan, we issued an aggregate of 120,000 shares of our common stock to the Bridge Loan Lenders upon the execution of the Note Purchase Agreement. In addition, in connection with the funding of the $8 million principal amount of the Bridge Loan, the Company issued to the Bridge Loan Lenders an aggregate of 180,000 shares of our common stock and warrants to purchase an aggregate of 240,000 shares of our common stock. Such warrants were automatically adjusted upon completion of the IPO to be exercisable to purchase an aggregate of 313,440 shares of our common stock (representing 1.5% of our fully-diluted shares outstanding immediately following completion of the IPO) at an exercise price per share equal to $13.6088, and have a ten-year life.

Redeemable Convertible Preferred Stock

Upon completion of the IPO on May 17, 2017, our Series B Preferred Stock, which had a liquidation preference of $18.7 million, was automatically converted into 2,309,135 shares of our common stock, and our Series A Preferred Stock, which had a liquidation preference of $8.6 million, was automatically converted into 2,922,798 shares of our common stock.

Initial Public Offering

In May 2017, we completed an underwritten IPO of 2,500,000 shares of our common stock at an IPO price per share to the public of $15.00, pursuant to which we raised net proceeds of $32.6 million, after deducting underwriting discounts and commissions and offering costs of approximately $4.9 million. Upon completion of the IPO, all outstanding principal and accrued interest under the Acacia Note and the Bridge Loan were converted into shares of our common stock, the Primary Warrant was exercised in full by Acacia and all of our outstanding shares of Series A and Series B preferred stock were converted into shares of our common stock.

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

To deliver a highly valued service offering and market-leading products to our customers, we need to add additional third-party cognitive engines to our platform. We measure the number of third-party cognitive engines that are active at the end of each period and establish goals for adding new cognitive engines each quarter. During the first nine months of 2017, we integrated 81 new third-party cognitive engines onto our platform.

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

In our AI Platform Business, we are in the early stages of selling to large media companies. Our sales approach is to initially license our platform to these companies for use in one of their markets as a test. We believe that once these customers use our platform and understand its capabilities and value, many of them will choose to utilize our platform in their other markets. We expect to measure the success of this strategy by analyzing the number of new customers acquired and our revenues per customer.

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

Results of Operations (tables in $000’s, except percentages)

The following tables set forth items from our condensed consolidated statement of operations, as well as the period-over-period change, both in absolute dollars and on a percentage basis for the three- and nine-month periods ended September 30, 2017 and 2016.

	Three Months Ended September 30,
	2017	2016	$ Change	% Change
Net revenues	$3,719	$2,321	$1,398	60.2%
Cost of revenues	292	448	(156)	(34.8)%

Gross profit	3,427	1,873	1,554	83.0%

Gross margin	92.1%	80.7%
Operating expenses:
Sales and marketing	3,676	2,202	1,474	66.9%
Research and development	3,466	2,181	1,285	58.9%
General and administrative	15,740	3,459	12,281	355.0%

Total operating expenses	22,882	7,842	15,040	191.8%

Loss from operations	(19,455)	(5,969)	(13,486)	225.9%
Other income (expense), net	88	(1,456)	1,544	106.0%

Loss before provision for income taxes	(19,367)	(7,425)	(11,942)	160.8%
Provision for income taxes	2	2	—	—

Net loss	(19,369)	(7,427)	(11,942)	160.8%
Accretion of redeemable convertible preferred stock	—	(795)	795	100.0%

Net loss attributable to common stockholders	$(19,369)	$(8,222)	$(11,147)	135.6%

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
Net revenues	$10,914	$6,408	$4,506	70.3%
Cost of revenues	824	1,067	(243)	(22.8)%

Gross profit	10,090	5,341	4,749	88.9%

Gross margin	92.5%	83.3%
Operating expenses:
Sales and marketing	9,689	5,688	4,001	70.3%
Research and development	9,613	5,357	4,256	79.4%
General and administrative	24,722	10,723	13,999	130.6%

Total operating expenses	44,024	21,768	22,256	102.2%

Loss from operations	(33,934)	(16,427)	(17,507)	106.6%
Other expense, net	(12,872)	(1,483)	(11,389)	768.0%

Loss before provision for income taxes	(46,806)	(17,910)	(28,896)	161.3%
Provision for income taxes	5	5	—	—

Net loss	(46,811)	(17,915)	(28,896)	161.3%
Accretion of redeemable convertible preferred stock	(4,470)	(2,383)	(2,087)	87.6%

Net loss attributable to common stockholders	$(51,281)	$(20,298)	$(30,983)	152.6%

Three Months Ended September 30, 2017 Compared with the Three Months Ended September 30, 2016

Net Revenues

	Three Months Ended September 30,
	2017	2016	$ Change	% Change
Media agency revenues, net	$3,288	$2,223	$1,065	47.9%
AI Platform revenues	431	98	333	339.8%

Net revenues	$3,719	$2,321	$1,398	60.2%

The year-over-year increase in net revenues was due primarily to an increase in our Media Agency revenue of $1.1 million, or approximately 48%, compared with the prior year period, attributable primarily to increased volume with two existing customers and additional revenue generated from our digital advertising services. Our media dollars placed per agency customer increased 14% in the third quarter of 2017 compared with the third quarter of 2016. In the third quarter of 2017, we added nine net new Media Agency customers under master service agreements, compared with six net new customers in the prior year period, and we had 49 active Media Agency customers at the end of the quarter, compared with 35 at the prior year quarter-end, an increase of 40%. Contributing to the year-over-year increase in net revenues was an increase in AI Platform revenues of $0.3 million, or approximately 340%, in the third quarter of 2017 compared with the prior year period. Approximately $0.2 million of this increase was attributable to one customer in the media market. Our AI Platform Business added one net new account in the third quarter of 2017 and had 170 accounts at the end of the quarter. Also, in the third quarter of 2017, we processed 711,000 hours of video or audio content, compared with 331,000 hours in the third quarter of 2016, an increase of 115%.

Gross Profit and Margin

Gross profit in the third quarter of 2017 increased 83% compared with the prior year period, as a result of the increased Media Agency and AI Platform net revenues. Gross margin increased year-over-year, due primarily to the operating leverage provided by our higher net revenue level.

Operating Expenses

	Three Months Ended September 30,
	2017	2016	$ Change	% Change
Sales and marketing	$3,676	$2,202	$1,474	66.9%
Research and development	3,466	2,181	1,285	58.9%
General and administrative	15,740	3,459	12,281	355.0%

Total operating expenses	$22,882	$7,842	$15,040	191.8%

Percentage of net revenues:
Sales and marketing	98.8%	94.9%
Research and development	93.2%	94.0%
General and administrative	423.2%	149.0%
Total operating expenses	615.3%	337.9%

Sales and marketing. The increase in sales and marketing expense in the third quarter of 2017 compared with the prior year period was due primarily to increases in personnel, consulting and recruiting costs of $1.3 million, resulting from the expansion of sales and marketing efforts in the legal, politics and government markets for our AI Platform Business. In addition, our sales and marketing expenses in our Media Agency Business increased year-over-year, due primarily to increases in variable compensation resulting from the year-over-year increase in net revenues, and to the addition of employees to support the increased business volume.

Research and development. The increase in research and development expense in the third quarter of 2017 compared with the prior year period was attributable primarily to increases in our personnel and other costs of $1.1 million, resulting from a 114% net increase in headcount in the current year period, as we enhance our existing products and develop new products and other technical functionality.

General and administrative. The increase in general and administrative expense in the third quarter of 2017 compared with the prior year period was due primarily to an increase in our stock-based compensation expense of $11.4 million, and to additional personnel costs associated with a 63% net increase in our average month-end headcount to support the expected growth of our business. The year-over-year increase in stock-based compensation was due primarily to $8.9 million of expense recorded in the third quarter of 2017 relating to performance-based stock options awarded to our Chief Executive Officer and our President in May 2017. The performance condition applicable to such stock options was achieved in September 2017.

Other Income (Expenses), Net

Other income, net in the third quarter of 2017 consisted primarily of interest income earned on our cash equivalents and marketable securities.

Other expense, net in the third quarter of 2016 was comprised primarily of the following:

•	Debt discount amortization, interest expense, and debt issuance cost amortization of $1.4 million related to our debt instruments.

•	Gain of $0.1 million resulting from the change in the fair value of warrant liability in connection with the Primary Warrant; and

•	Write-off of deferred legal fees of $0.2 million in connection with the Primary Warrant.

Nine Months Ended September 30, 2017 Compared with the Nine Months Ended September 30, 2016

Net Revenues

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
Media agency revenues, net	$9,926	$6,197	$3,729	60.2%
AI Platform revenues	988	211	777	368.2%

Net revenues	$10,914	$6,408	$4,506	70.3%

The year-over-year increase in net revenues was due primarily to an increase in our Media Agency revenues of $3.7 million, or approximately 60%, compared with the prior year period, attributable primarily to increased volume with three existing customers and additional revenue generated from our digital advertising services. In the first nine months of 2017, we added 33 net new Media Agency customers under master service agreements, compared with 22 net new customers in the prior year period, and the increase in net revenues was driven primarily by revenues earned from these new customers. Contributing to the year-over-year increase in net revenues was an increase in AI Platform revenues of $0.8 million, or approximately 368%, compared with the prior year period. Approximately $0.3 million of this increase was attributable to one customer in the media market, and the remaining increase came from various customers in the media, legal and politics markets. In the first nine months of 2017, our AI Platform Business added 129 accounts. Also, in the first nine months of 2017, we processed 1,516,000 hours of video or audio content, compared with 699,000 hours in the first nine months of 2016, an increase of 117%.

Gross Profit and Margin

Gross profit in the nine months ended September 30, 2017 increased 89% compared with the prior year period, as a result of the increased Media Agency and AI Platform net revenues. Gross margin increased year-over-year, due primarily to the operating leverage provided by our higher net revenue level.

Operating Expenses

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
Sales and marketing	$9,689	$5,688	$4,001	70.3%
Research and development	9,613	5,357	4,256	79.4%
General and administrative	24,722	10,723	13,999	130.6%

Total operating expenses	$44,024	$21,768	$22,256	102.2%

Percentage of net revenues:
Sales and marketing	88.8%	88.8%
Research and development	88.1%	83.6%
General and administrative	226.5%	167.3%
Total operating expenses	403.4%	339.7%

Sales and marketing. The increase in sales and marketing expense in the first nine months of 2017 compared with the prior year period was due primarily to increased personnel and consulting costs resulting from the expansion of sales and marketing efforts in the media and legal markets. In addition, our sales and marketing expense in our Media Agency business increased year-over-year, due primarily to increases in variable compensation resulting from the year-over-year increase in net revenues, and to the addition of employees to support the increased business volume.

Research and development. The increase in research and development expense in the first nine months of 2017 compared with the prior year period was attributable primarily to an increase in our personnel costs of $3.3 million, resulting from a 128% net increase in average month-end headcount in the current year period, as we enhance our existing products and develop new products and other technical functionality.

General and administrative. The increase in general and administrative expense in the first nine months of 2017 compared with the prior year period was due primarily to an increase in our stock based compensation expense of $11.6 million, and to additional personnel costs associated with a 68% net increase in our average month-end headcount to support the expected growth of our business. The year-over-year increase in stock-based compensation was due primarily to $9.3 million of expense recorded in the first nine months of 2017 relating to performance-based stock options awarded to our Chief Executive Officer and our President in May 2017. The performance condition applicable to such stock options was achieved in September 2017.

Other Income (Expenses), Net

Other income (expense), net for the first nine months of 2017 and 2016 was comprised primarily of the following:

The first nine months of 2017:

•	The net book value of debt discounts and issuance costs were written off when the related debt was converted into common stock in connection with our initial public offering, resulting in an expense of $7.3 million;

•	Upon the automatic exercise in full of the Primary Warrant in connection with our initial public offering, we issued to Acacia the 10% Warrant. Fifty percent of the shares under the 10% Warrant vested upon its issuance and the remaining half will vest in May 2018. We recorded an expense of $5.8 million relating to this warrant upon its issuance, representing its fair value;

•	Additional common stock and warrants were issued to the Lenders in March 2017 under the terms of the Bridge Loan agreements, and we recorded an expense of $2.9 million relating to such shares and warrants, representing their fair value;

•	Upon the exercise of the Primary Warrant in connection with our initial public offering, the carrying value of this warrant, which was reflected as a liability, was reversed, resulting in a gain of $7.1 million; and

•	Debt discount amortization, interest expense and debt issuance cost amortization from the beginning of the year through the date that the related debt instruments were converted to common stock resulted in expense of $4.2 million.

The first nine months of 2016:

•	Debt discount amortization, interest expense and debt issuance cost amortization resulted in expense of $1.4 million;

•	Gain of $0.1 million resulting from the change in the fair value of warrant liability in connection with the Primary Warrant; and

•	Write-off of deferred legal fees of $0.2 million in connection with the Primary Warrant.

Liquidity and Capital Resources

Cash Flows

A summary of our net operating, investing and financing activities is shown in the table below.

	Nine Months Ended September 30,
	2017	2016
Cash used in operating activities	$(20,370)	$(21,455)
Cash used in investing activities	(40,670)	(20)
Cash provided by financing activities	69,724	9,904

Net increase (decrease) in cash and cash equivalents	$8,684	$(11,571)

Net Cash Used in Operating Activities

Our operating activities used cash of $20.4 million in the first nine months of 2017 compared with $21.5 million in the first nine months of 2016. Our year-to-date net loss increased to $46.8 million in 2017 compared to a net loss of $17.9 million in the same period in 2016. The first nine months of 2017 included noncash charges of $12.5 million related to amortization of debt discounts and issuance costs, costs of stock warrants issued at the time of our IPO and write-off of debt discounts and issuance costs, offset in part by the change in fair value of a warrant liability. The first nine months of 2016 included noncash charges of $1.2 million, due primarily to amortization of debt discounts and issuance costs, offset in part by the change in fair value of a warrant liability. Stock-based compensation expense also increased by $12.0 million to $13.6 million in the first nine months of 2017 from $1.6 million in the first nine months of 2016; this increase included $9.3 million of expense related to the performance-based options awarded in May 2017, which vested in full in September 2017. In addition to the factors listed, in the 2016 period we paid a higher amount of media payments than in the 2017 period. As a net result of these factors, our cash used in operating activities was similar in the two periods.

Net Cash Provided by Investing Activities

Our investing activities used cash of $40.7 million in the first nine months of 2017, due primarily to our $39.9 million purchases of marketable securities as we invested a significant portion of the net proceeds received from the IPO and the exercise of the Primary Warrant by Acacia.

Net Cash Provided by Financing Activities

Our financing activities provided cash of $69.7 million in the first nine months of 2017, due primarily to the $32.6 million in net proceeds received from our IPO, the $29.3 million in proceeds received from the exercise of the Primary Warrant by Acacia and $8.0 million in borrowings under the Bridge Loan Agreement. Our cash provided by financing activities of $9.9 million in the first nine months of 2016 was due primarily to the $10 million in proceeds received from the issuance of the Acacia note payable.

Capital Resources

We borrowed the First Loan of $10 million under the Acacia Note on August 15, 2016, and we borrowed the Second Loan of $10 million on November 25, 2016. The Acacia Note accrued interest at the rate of 6.0% per annum and was due and payable on November 25, 2017. At December 31, 2016, the Acacia Note had a carrying value of $13.4 million, net of unamortized deferred discounts and issuance costs of $6.9 million. Upon the closing of our IPO in May 2017, the outstanding principal balance of $20 million and the accumulated accrued interest of $0.7 million under the Acacia Note were converted into shares of our common stock (see “Item 2. – Overview – Acacia Investment.”).

In March 2017, we entered into the Note Purchase Agreement with Acacia and VLOC, which provided for an $8 million Bridge Loan pursuant to the Bridge Notes, which accrued interest at the rate of eight percent (8%) per annum, compounded quarterly, and were due and payable on November 25, 2017 (see “Item 2. – Overview – Bridge Loan Financing.”). In March 2017, we borrowed the first $2 million installment under the Bridge Loan and, in April 2017, we borrowed an additional $2 million under the Bridge Loan. In connection with our IPO, the Bridge Loan Lenders elected to fund the $4 million remaining undrawn under the Bridge Notes, and upon the closing of the IPO on May 17, 2017, all of the $8 million principal amount under the Bridge Notes and the accumulated accrued interest of less than $0.1 million were automatically converted into shares of our common stock at a conversion price per share of $13.6088.

In May 2017, we completed our IPO, Acacia exercised the Primary Warrant and the Bridge Loan Lenders funded the $4 million remaining available under the Bridge Notes. As a result of these transactions, we received cash proceeds of approximately $68 million. We believe that these cash proceeds will be sufficient to fund our cash requirements for the next 12 months and beyond. All outstanding principal and accrued interest under the Acacia Note and the Bridge Notes were also converted into common stock upon completion of the IPO in May 2017 (see “Item 2. – Overview – Acacia Investment” and “Overview – Bridge Loan Financing”).

Contractual Obligations

The following table sets forth, as of September 30, 2017, our contractual obligations by period.

	Payments Due by Period
	Less than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
	(in thousands)
Operating lease obligations	$416	$3,329	$3,708	$3,137	$10,590

Total	$416	$3,329	$3,708	$3,137	$10,590

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Management believes there have been no material changes to our quantitative and qualitative disclosures about market risks during the nine months ended September 30, 2017 compared with those discussed in the Prospectus (see Prospectus for discussion of our quantitative and qualitative disclosures about market risks).

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

In the first nine months of 2017 and fiscal years 2016 and 2015, most of our revenues were advertising-related revenues generated from media placement services performed under advertising contracts with our media clients. We typically receive a percentage of the total advertising placement by these customers with selected media sources. We did not commence licensing of our AI platform until April 2015, and SaaS licensing revenue from our AI platform was $1.0 million in the nine months ended September 30, 2017, and $0.5 million and less than $0.1 million in the years ended December 31, 2016 and 2015, respectively. In order for us to grow our business and achieve profitability, we must expand our revenue base by ramping up our SaaS licensing business and entering into additional licensing agreements. However, we are currently in the early stages of developing our SaaS licensing business, and we may not be able to succeed with respect to these efforts.

Many factors may adversely affect our ability to establish a viable and profitable SaaS licensing business, including but not limited to:

•	Failure to add cognitive engines with sufficient levels of capability into our platform, difficulties integrating cognitive engines, or loss of access to cognitive engines;

•	Inability to expand the automation capabilities of our Conductor technology to other types of cognitive engines;

•	Inability to expand the number of cognitive engines in different classes that can operate in a network isolated manner, which would limit the capabilities of our hybrid on-premise/cloud version of aiWARE;

•	Failure to add market-specific capabilities and analytics for each of our vertical markets;

•	Failure to articulate the perceived benefits of our solution, or failure to persuade potential customers that such benefits justify the additional cost over competitive solutions or technologies;

•	Introduction of competitive offerings by larger, better financed and more well-known companies;

•	Inability to enter into satisfactory agreements relating to the integration of our platform with products of other companies to pursue particular vertical markets or the failure of such relationships to achieve their anticipated benefits;

•	Failure to provide adequate customer support;

•	Long sales cycles for customers in the government and law enforcement markets;

•	Failure to generate broad customer acceptance of or interest in our solutions;

•	Increases in costs or lack of availability of certain cognitive engines;

•	Challenges in operating our platform on secure government cloud platforms;

•	Inability to continue to access public media for free;

•	Higher data storage and computing costs; and

•	Difficulties in adding technical capabilities to our platform and ensuring future compatibility of additional third party providers.

If we fail to develop a successful SaaS licensing business, or if we are unable to ramp up our SaaS operations in a timely manner or at all, our business, results of operations and financial condition will suffer.

The AI market is new and unproven, and it may decline or experience limited growth, which would adversely affect our ability to fully realize the potential of our platform.

The AI market is relatively new and evaluating the size and scope of the market is subject to a number of risks and uncertainties. We believe that our future success will depend in large part on the growth of this market. The utilization of our platform by customers is still relatively new, and customers may not recognize the need for, or benefits of, our platform, which may prompt them to cease use of our platform or decide to adopt alternative products and services to satisfy their cognitive computing search and analytics requirements. In order to expand our business and extend our market position, we intend to focus our marketing and sales efforts on educating customers about the benefits and technological capabilities of our platform and the application of our platform to the specific needs of customers in different market verticals. Our ability to access and expand the market that our platform is designed to address depends upon a number of factors, including the cost, performance and perceived value of our platform. Market opportunity estimates are subject to significant uncertainty and are based on assumptions and estimates, including our internal analysis and industry experience. Assessing the market for our SaaS solutions in each of the vertical markets we are competing in, or are planning to compete in, is particularly difficult due to a number of factors, including limited available information and rapid evolution of the market. The market for our platform, or for AI cognitive computing in general, may fail to grow significantly or be unable to meet the level of growth we expect. As a result, we may experience lower than expected demand for our products and services due to lack of customer acceptance, technological challenges, competing products and services, decreases in spending by current and prospective customers, weakening economic conditions and other causes. If our market does not experience significant growth, or if demand for our platform does not increase in line with our projections, then our business, results of operations and financial condition will be adversely affected.

We rely on third parties to develop cognitive engines for our platform and in some cases to integrate them with our platform.

A key element of our platform is the ability to incorporate and integrate cognitive engines developed by multiple third-party vendors, and we plan to continue to increase the number of third-party cognitive engines incorporated into our platform in order to enhance the performance and power of our platform. As we become increasingly dependent on third-party developers for new cognitive engines, we may encounter difficulties in identifying additional high-quality cognitive engines, entering into agreements for their inclusion in our ecosystem on acceptable terms or at all and/or in coordinating and integrating their technologies into our system. We may incur additional costs to modify and adjust existing functionalities of our platform to accommodate multiple classes of third-party cognitive engines, without the assurance that such costs can be recouped by the additional revenues generated by the new capabilities. As our platform becomes more complex due to the inclusion of various third-party cognitive engines, we may not be able to integrate them in a seamless or timely manner due to a number of factors, including incompatible software applications, lack of cooperation from developers, insufficient internal technical resources, and the inability to secure the necessary licenses or legal authorizations required. In addition, we currently use third-party providers to integrate such third party cognitive engines onto our platform. In the future, we plan to require such third party developers to integrate their engines onto our platform, and we will be dependent in part upon their ability to do so effectively and quickly. We may not have full control over the quality and performance of third-party providers, and therefore, any unexpected deficiencies or problems arising from these third-party providers may cause significant interruptions of our platform. The failure of third party developers to integrate their cognitive engines seamlessly into our platform and/or provide reliable, scalable services may impact the reliability of our platform and harm our reputation and business, results of operations and financial conditions.

Our competitors, partners and others may acquire third party technologies, which could result in them blocking us from using the technology in our platform, offering it for free to the public or making it cost prohibitive for us to continue to incorporate their technologies in our platform.

Our success depends in part on our ability to attract and incorporate the leading cognitive engines into our platform. If any third party acquires a cognitive engine that is integral to our platform, they may preclude us from using it as a component of our platform or make it more expensive for us to utilize, and our revenues could decline if the interruption causes us to lose customers. It is also possible that a third party acquirer of such technology could offer the cognitive engines and technologies to the public as a free add-on capability, in which case our customers would have less incentive to pay us for the use of our platform. If a key third party technology becomes unavailable to us or is impractical for us to continue to use, the functionality of our platform could be interrupted and our expenses could increase as we search for an alternative technology. As a result, our business, results of operations and financial condition could be adversely affected through the loss of customers, reputational harm and/or from increased operating costs.

Our continuous access to public media may be restricted, disrupted or terminated, which would reduce the effectiveness of our platform.

The success of our platform for certain users depends substantially on our ability to continuously ingest and process large amounts of data available in the public media, and any interruption to our free access to such public media will adversely affect the performance and quality of our platform for such users. Public media sources may change their policies to restrict access or implement procedures to make it more difficult or costly for us to maintain access. Free access to certain public media has also been challenged in courts as a potential violation of laws. In a recent case, Fox News v. TVEyes, Fox News filed a lawsuit in the Southern District of New York against a media-monitoring service company for alleged violation of copyright laws. The District Court held that TVEyes’ indexing, viewing and archiving capabilities constituted fair use, but that its downloading, emailing and date-time search capabilities did not. Both parties have appealed the decision to the Court of Appeals for the Second Circuit. If the Court of Appeals overturns the lower court decision as requested by Fox News, or other broadcasters pursue similar legal actions, our free access to some or all public media could be limited or eliminated entirely, which will severely reduce the effectiveness and capabilities of our platform and cause us to lose customers. If we no longer have free access to public media, our online media library and the capability and quality of our platform for some users will be significantly reduced. Furthermore, we may be forced to pay significant fees to public media sources in order to maintain access, which would adversely affect our financial condition and results of operations.

If we are not able to develop a strong brand for our platform and increase market awareness of our company and our platform, then our business, results of operations and financial condition may be adversely affected.

We believe that the success of our platform will depend in part on our ability to develop a strong brand identity for our “Veritone”, “Veritone Platform”, “aiWARE” and other service marks and to increase the market awareness of our platform and its capabilities. The successful promotion of our brand will depend largely on our continued marketing efforts and our ability to offer high quality cognitive engines on our platform and ensure that our technology provides the expected benefits to our customers. We also believe that it is important for us to be thought leaders in the AI-based cognitive computing market. Our brand promotion and thought leadership activities may not be successful or produce increased revenue. In addition, independent industry analysts often provide reviews of our platform and of competing products and services, which may significantly influence the perception of our platform in the marketplace. If these reviews are negative or not as positive as reviews of our competitors’ products and services, then our brand may be harmed.

The promotion of our brand also requires us to make substantial expenditures, and we anticipate that these expenditures will increase as our industry becomes more competitive and as we seek to expand into new markets. These higher expenditures may not result in any increased revenue or in revenue that is sufficient to offset the higher expense levels. If we do not successfully maintain and enhance our brand, then our business may not grow, we may see our pricing power reduced relative to competitors and we may lose customers, all of which would adversely affect our business, results of operations and financial condition.

We expect that our brand and reputation may also be affected by customer reviews and reactions, including reviews and feedback received through online social media channels. We must consistently provide high quality services to ensure that our customers have a positive experience using our platform. If customers complain about our services, if we do not handle customer complaints effectively or if we cannot generate positive reviews and feedback on social media channels, then our brand and reputation may suffer, and our customers may lose confidence in us and reduce or cease their use of our platform.

We may not be able to expand the capabilities of our proprietary Conductor technology to optimize our AI platform.

We recently enhanced the performance of our platform by adding our proprietary Conductor technology, which automates the selection of cognitive engines available on our platform within a class from the engines available on our platform. Our Conductor technology is designed to optimize data processing by choosing the best cognitive engine to deploy to generate the ideal results for each individual search based on performance, cost and speed. Our Conductor technology currently only works with transcription engines. While we are working on expanding our Conductor technology to other cognitive classes, we cannot guarantee that such expansion will be completed on a timely basis or at all. We may not be able to develop the technology to effectively and navigate and process multiple complex classes of cognitive engines, particularly those developed by third parties. Even if we are able to do so, we may not be able to develop Conductor technology for those other classes that achieves the expected performance, which would have an adverse effect on our customer experience and satisfaction. In addition, we expect to incur significant costs in the development and deployment of our proprietary Conductors, and if we cannot achieve our expected performance goals, it could have an adverse effect on our financial condition and results of operations.

We currently generate significant revenue from a limited number of key customers and the loss of any of our key customers may harm our business, results of operations and financial results.

Our ten largest customers by revenue accounted for approximately 66.0% of our net revenues in the first nine months of 2017 and 72.2% and 81.0% in fiscal years 2016 and 2015, respectively. If any of our key customers decides not to renew its contract with us or renews on less favorable terms, or if any such customer decides to develop its own platform, our business, revenue and reputation could be materially and adversely affected.

For example, our two largest customers by revenue in 2015, LifeLock, Inc. and DraftKings, Inc., collectively accounted for approximately 42.7% of our net revenues in 2015, but only 10.5% of our net revenues in 2016. In September 2015, our agreement with LifeLock, Inc. was terminated, which contributed to the reduction in our net revenues in 2016 compared with the prior year. Furthermore, as a result of certain legal proceedings in which it was involved, DraftKings, Inc. reduced its marketing spend in 2016, and our net revenues related to our agreement with DraftKings, Inc. declined significantly. If we lose business with additional key customers, and are not able to gain additional customers or increase our revenue from other customers to offset the reduction of revenues from those key customers, our business, results of operations and financial condition would be harmed.

Media Agency clients periodically review and change their advertising requirements and relationships. If we are unable to remain competitive or retain key clients, our business, results of operations and financial position may be adversely affected.

The media placement industry is highly competitive, and certain advertising clients periodically put their advertising, marketing and corporate communications business up for competitive review. Clients also review the cost and benefit of servicing all or a portion of their advertising and marketing needs in-house. We have won and lost accounts in the past as a result of these reviews. In addition, from time to time, customers cancel media campaigns for their internal business reasons. Because our Media Agency contracts generally can be cancelled by our customers upon 30- to 90- days prior written notice, clients can easily change media providers or cancel media commitments on short notice without any penalty. In order to retain existing clients and win new clients, we must continue to develop solutions that meet client needs, provide quality and effective client service, and achieve clients’ requirements for return on advertising investment and pricing. In addition, our Media Agency Business is primarily engaged in the placement of endorsed media, and we may face increased competition in this business in the future from other advertising agencies that provide a more comprehensive range of advertising services to their customers. To be able to offer a broader range of services, we would need to add additional capabilities, such as television buying, and we may not be able to do so effectively. To the extent that we are not able to remain competitive or retain key clients, our revenue may be adversely affected, which could have a material and adverse effect on our business, results of operations and financial position.

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

Acquiring and retaining Media Agency clients depends on our ability to avoid and manage conflicts of interest arising from other client relationships and attracting and retaining key personnel.

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

Our quarterly results, including the levels of our revenue, our operating expenses and other costs, and our operating margins, may fluctuate significantly in the future, and period-to-period comparisons of our results may not be meaningful. Accordingly, the results of any one period should not be relied upon as an indication of our future performance. In addition, our quarterly results may not fully reflect the underlying performance of our business. Factors that may cause fluctuations in our quarterly results include, but are not limited to:

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

Our ability to attract new customers and increase revenue from existing customers depends in part on our ability to enhance and improve our platform, increase adoption and usage of our products and introduce new products and features, including products and services designed for operation on a network-isolated basis, behind the user’s firewall, or in a mobile user environment. The success of any enhancements or new products depends on several factors, including timely completion, adequate quality testing, actual performance quality, market-accepted pricing levels and overall market acceptance and demand. Enhancements and new products that we develop may not be introduced in a timely or cost-effective manner, may contain defects, may have interoperability difficulties with our platform or may not achieve the market acceptance necessary to generate significant revenue. If we are unable to successfully enhance our existing platform and capabilities to meet evolving customer requirements, increase adoption and usage of our platform, develop new products, or if our efforts to increase the usage of our products are more expensive than we expect, then our business, results of operations and financial condition could be harmed.

The success of our business depends on our ability to expand into new vertical markets and attract new customers in a cost-effective manner.

In order to grow our business, we plan to drive greater awareness and adoption of our platform from enterprises across new vertical markets, including Legal, Government and Retail. We intend to increase our investment in sales and marketing, as well as in technological development, to meet evolving customer needs in these and other markets. There is no guarantee, however, that we will be successful in gaining new customers from any or all of these markets. We have limited experience in marketing and selling our products and services generally, and in particular in these new markets, which may present unique and unexpected challenges and difficulties. For example, in order for us to offer our hosted, cloud-based products and services to certain government customers, we will be required to operate our platform in secure government cloud environments in order to enable our customers to maintain compliance with applicable regulations that govern the use, storage and transfer of certain government data. However, due to the secure nature of these government cloud environments, we may not be able to fully perform all functionalities and features of our platform or make available all of the third party cognitive engines within our non-government cloud platform ecosystem, which may limit or reduce the performance and quality of our services. Furthermore, we may incur additional costs to modify our current platform to conform to the cloud provider’s requirements, and we may not be able to generate sufficient revenue to offset these costs. We will also be required to comply with certain regulations required by government customers, such as FedRAMP and CJIS, which will require us to incur costs, devote management time and modify our current platform and operations. If we are unable to comply with those regulations effectively and in a cost-effective manner, our financial results could be adversely affected.

We use a variety of marketing channels to promote our products and platform, such as digital, print and social media advertising, email campaigns, industry events and public relations. If the costs of the marketing channels we use increase dramatically, then we may choose to use alternative and less expensive channels, which may not be as effective as the channels we currently use. As we add to or change the mix of our marketing strategies, we may need to expand into more expensive channels than those we are currently in, which could adversely affect our business, results of operations and financial condition. In addition, we have limited experience marketing our products and platform and we may not be successful in selecting the marketing channels that will provide us with exposure to customers in a cost-effective manner. As part of our strategy to penetrate the new vertical markets, we will incur marketing expenses before we are able to recognize any revenue in such markets, and these expenses may not result in increased revenue or brand awareness. We have made in the past, and may make in the future, significant expenditures and investments in new marketing campaigns, and these investments may not lead to the cost-effective acquisition of additional customers. If we are unable to maintain effective marketing programs, then our ability to attract new customers or enter into new vertical markets could be adversely affected.

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

Our ability to grow and generate revenue depends, in part, on our ability to maintain and grow our relationships with existing customers and convince them to increase their usage of our platform. If our customers do not increase their use of our platform, then our revenue may not grow and our results of operations may be harmed. Our revenue model for advertising contracts is generally structured as a percentage of the total fees for the advertisement. If our customers reduce their spending on the placement of advertisements with media vendors, or if they decide to use other marketing or selling strategies, we will experience a decline in our revenue. In addition, many of our SaaS licensing contracts include a usage-based license fee that is based upon our customers’ level of usage of our platform’s cognitive engines. It is difficult to accurately predict customers’ usage levels and the loss of customers or reductions in their usage levels may have a negative impact on our business, results of operations and financial condition. If a significant number of customers cease using, or reduce their usage of, our platform, then we may be required to spend significantly more on sales and marketing than we currently plan to spend in order to maintain or increase revenue from customers. These additional expenditures could adversely affect our business, results of operations and financial condition. Most of our customers do not have long-term contractual financial commitments to us and, therefore, most of our customers may reduce or cease their use of our platform at any time without penalty or termination charges.

We rely upon Amazon Web Services (AWS) and Iron.io to operate our platform, and any disruption of or interference with our use of such third party services would adversely affect our business operations.

We use AWS to host our platform and for our storage needs. We also utilize Iron.io (a unit of Oracle) for certain computing processes related to our services. Users of our platform need to be able to access our platform at any time, without interruption or degradation of performance. AWS and Iron.io run their own platforms that we access, and we are, therefore, vulnerable to service interruptions at AWS and Iron.io. We do not have control over the operations of AWS or Iron.io, and we may experience interruptions, delays and outages in service and availability from time to time due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions and capacity constraints. In addition, if our security, or that of AWS or Iron.io, is compromised, our platform is unavailable to our customers, or our customers are unable to use our platform within a reasonable amount of time or at all, then our business, results of operations and financial condition could be adversely affected. In some instances, we may not be able to identify the cause or causes of these performance problems within a period of time acceptable to our customers.

AWS and Iron.io provide us with hosting, computing and storage capacity pursuant to agreements that may be cancelled by providing 30 days’ prior written notice, and in some cases, the agreements can be terminated immediately for cause without notice. If any of these agreements are terminated with little or no notice, we could experience interruptions on our platform and in our ability to make our platform available to customers, as well as delays and additional expenses in arranging alternative cloud infrastructure services.

While we have deployed our platform to work on Microsoft’s Azure government cloud, and are in the process of deploying it on AWS’ secure government cloud, the secure nature of these secure government clouds limits certain features of our platform, which could impact a user’s experience on our site and may make it harder to achieve broad acceptance of the cloud-based version of our platform among government users.

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

While we have implemented procedures and safeguards that are designed to prevent security breaches and cyber-attacks, they may not be able to protect against all attempts to breach our systems, and we may not become aware in a timely manner of any such security breach. Unauthorized access to or security breaches of our platform, network or computer systems, or those of our technology service providers or third party cognitive engines, could result in the loss of business, reputational damage, regulatory investigations and orders, litigation, indemnity obligations, damages for contract breach, civil and criminal penalties for violation of applicable laws, regulations or contractual obligations, and significant costs, fees and other monetary payments for remediation. If customers believe that our platform does not provide adequate security for the storage of sensitive information or its transmission over the Internet, our business will be harmed. Customers’ concerns about security or privacy may deter them from using our platform for activities that involve personal or other sensitive information.

If we are not able to compete effectively, our business and operating results will be harmed.

While the market for AI-based systems for search and analysis of audio, video and other unstructured data is still in the early stages of development, we face competition from various sources, including large, well-capitalized technology companies such as Google and IBM. These competitors may have better brand name recognition, greater financial and engineering resources and larger sales teams than we have. As a result, these competitors may be able to develop and introduce competing solutions and technologies that may have greater capabilities than ours or that are able to achieve greater customer acceptance, and they may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. In addition, we may also compete with smaller third-party developers of cognitive engines, who may develop their own platforms that perform similar services as our platform. We expect that competition will increase and intensify as we continue to expand our serviceable markets and improve our platform and services. Increased competition may result in pricing pressures and require us to incur additional sales and marketing expenses, which could negatively impact our sales, profitability and market share.

Privacy and data security laws and regulations could require us to make changes to our business, impose additional costs on us and reduce the demand for our software solutions.

Our business model contemplates that we will store, process and transmit both public media and our clients’ private media. Our customers may store and/or transmit a significant amount of personal or identifying information through our platform. Privacy and data security have become significant issues in the United States and in other jurisdictions where we may offer our software solutions. The regulatory framework relating to privacy and data security issues worldwide is evolving rapidly and is likely to remain uncertain for the foreseeable future. Federal, state and foreign government bodies and agencies have in the past adopted, or may in the future adopt, laws and regulations regarding the collection, use, processing, storage and disclosure of personal or identifying information obtained from customers and other individuals. In addition to government regulation, privacy advocates and industry groups may propose various self-regulatory standards that may legally or contractually apply to our business. Because the interpretation and application of many privacy and data security laws, regulations and applicable industry standards are uncertain, it is possible that these laws, regulations and standards may be interpreted and applied in a manner inconsistent with our existing privacy and data management practices. As we expand into new jurisdictions or verticals, we will need to understand and comply with various new requirements applicable in those jurisdictions or verticals.

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

We expect that our ability to achieve profitability will require substantial growth in our business, which will put a strain on our management and financial resources. To manage this and our anticipated future growth effectively, we must continue to maintain and enhance our platform and information technology infrastructure, as well as our financial and accounting systems and controls. We also must attract, train and retain a significant number of qualified software developers and engineers, technical and management personnel, sales and marketing personnel, customer support personnel and professional services personnel. Failure to effectively manage our rapid growth could lead us to over-invest or under-invest in development and operations, result in weaknesses in our platform, systems or controls, give rise to operational mistakes, losses, loss of productivity or business opportunities and result in loss of employees and reduced productivity of remaining employees. Our growth could require significant capital expenditures and might divert financial resources from other projects such as the development of new products and services. If our management is unable to effectively manage our growth, our expenses might increase more than expected, our revenue could decline or grow more slowly than expected, and we might be unable to implement our business strategy. The quality of our products and services might suffer, which could negatively affect our reputation and harm our ability to retain and attract customers.

We intend to pursue the acquisition of other companies, businesses or technologies, which could be expensive, divert our management’s attention and/or fail to achieve the expected benefits.

As part of our growth strategy, we intend to acquire businesses, services, technologies or intellectual property rights that we believe could complement, expand or enhance the features and functionality of our platform and our technical capabilities, broaden our service offerings or offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not such acquisitions are consummated. Acquisitions also could result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results and financial condition. In addition, we may experience difficulties in integrating the acquired personnel, operations and/or technologies successfully or effectively managing the combined business following the acquisition. We also may not achieve the anticipated benefits from the acquired business and may incur unanticipated costs and liabilities in connection with any such acquisitions. If any of these results occurs, our business and financial result could be adversely affected.

Any failure to offer high-quality customer support may adversely affect our relationships with our customers.

Our ability to retain existing customers and attract new customers depends in part on our ability to maintain a consistently high level of customer service and technical support. Our customers depend on our service support team to assist them in utilizing our platform effectively and to help them to resolve issues quickly and to provide ongoing support. If we are unable to hire and train sufficient support resources or are otherwise unsuccessful in assisting our customers effectively, it could adversely affect our ability to retain existing customers and could prevent prospective customers from adopting our platform. We may be unable to respond quickly enough to accommodate short-term increases in demand for customer support. We also may be unable to modify the nature, scope and delivery of our customer support to compete with changes in the support services provided by our competitors. Increased demand for customer support, without corresponding revenue, could increase our costs and adversely affect our business, results of operations and financial condition. Our sales are highly dependent on our business reputation and on positive recommendations from customers. Any failure to maintain high-quality customer support, or a market perception that we do not maintain high-quality customer support, could adversely affect our reputation, business, results of operations and financial condition.

We plan to expand our international operations, which exposes us to significant risks.

As part of our growth strategy, we recently opened an office in the United Kingdom, and are also planning to expand in other countries to help us increase our revenue from customers outside of the United States. We expect, in the future, to open additional foreign offices and hire employees to work at these offices in order to reach new customers and gain access to additional technical talent. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks in addition to those we already face in the United States. Because of our limited experience with international operations as well as developing and managing sales in international markets, our international expansion efforts may not be successful.

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

There has been considerable patent and other intellectual property development activity in the AI industry, which has resulted in litigation based on allegations of infringement or other violations of intellectual property rights. Our future success depends, in part, on not infringing the intellectual property rights of others. In the future, we may receive claims from third parties, including our competitors, alleging that our platform and underlying technology infringe or violate such third party’s intellectual property rights, and we may be found to be infringing upon such rights. We may be unaware of the intellectual property rights of others that may cover some or all of our technology. Any such claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering some portion of our platform, or require that we comply with other unfavorable terms. We may also be obligated to indemnify our customers or business partners in connection with any such litigation and to obtain licenses or modify our platform, which could further exhaust our resources. Patent infringement, trademark infringement, trade secret misappropriation and other intellectual property claims and proceedings brought against us, whether successful or not, could harm our brand, business, results of operations and financial condition. Litigation is inherently uncertain, and any judgment or injunctive relief entered against us or any adverse settlement could negatively affect our business, results of operations and financial condition. In addition, litigation can involve significant management time and attention and be expensive, regardless of the outcome. During the course of litigation, there may be announcements of the results of hearings and motions and other interim developments related to the litigation. If securities analysts or investors regard these announcements as negative, the trading price of our common stock may decline.

We could incur substantial costs in protecting or defending our intellectual property rights, and any failure to protect our intellectual property could adversely affect our business, results of operations and financial condition.

Our success depends, in part, on our ability to protect our brand and the proprietary methods and technologies that we develop under patent and other intellectual property laws of the United States and foreign jurisdictions so that we can prevent others from using our inventions and proprietary information. As of September 30, 2017, in the United States, we had nine issued patents, which expire between 2028 and 2031, 29 patent applications pending for examination, and 20 patent applications pending for examination in foreign jurisdictions. We may not be issued any additional patents and any patents that have been issued or that may be issued in the future may not provide significant protection for our intellectual property. In addition, as of September 30, 2017, we had five registered trademarks in the United States, and we have filed applications to register several additional marks. If we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology and our business, results of operations and financial condition may be adversely affected. The particular forms of intellectual property protection that we seek, or our business decisions about when to file patent applications and trademark applications, may not be adequate to protect our business. We could be required to spend significant resources to monitor and protect our intellectual property rights. Litigation may be necessary in the future to enforce our intellectual property rights, determine the validity and scope of our proprietary rights or those of others, or defend against claims of infringement or invalidity. Such litigation could be costly, time-consuming and distracting to management, result in a diversion of significant resources, lead to the narrowing or invalidation of portions of our intellectual property and have an adverse effect on our business, results of operations and financial condition. Our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights or alleging that we infringe the counterclaimant’s own intellectual property. Any of our patents, copyrights, trademarks or other intellectual property rights could be challenged by others or invalidated through administrative process or litigation.

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

Our means of protecting our intellectual property and proprietary rights may not be adequate or our competitors could independently develop similar technology. If we fail to meaningfully protect our intellectual property and proprietary rights, our business, results of operations and financial condition could be adversely affected.

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

Our future success depends, in part, on our ability to continue to attract and retain highly skilled personnel. We believe that there is, and will continue to be, intense competition for highly skilled management, engineering, data science, sales and other personnel with experience in our industry. We must provide competitive compensation packages and a high-quality work environment to hire, retain and motivate employees. If we are unable to retain and motivate our existing employees and attract qualified personnel to fill key positions, we may be unable to manage our business effectively, including the development, marketing and sale of our products, which could adversely affect our business, results of operations and financial condition. To the extent we hire personnel from competitors, we also may be subject to allegations that they have been improperly solicited or that they have divulged proprietary or other confidential information.

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

We intend to continue to make investments to support our business and may require additional funds. In particular, we expect to seek additional funds to develop new products and enhance our platform, expand our operations, including our sales and marketing organizations and our presence outside of the United States, improve our infrastructure or acquire complementary businesses, technologies, services, products and other assets. Accordingly, we expect to engage in equity and/or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we may secure in the future could involve debt service obligations and restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth, scale our infrastructure, develop product enhancements and to respond to business challenges could be significantly impaired, and our business, results of operations and financial condition may be adversely affected.

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

We have a limited operating history, which makes it difficult to evaluate our current business and future prospects.

We were founded in 2014 and launched our platform in April 2015. As a result of our limited operating history, our ability to forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to plan for future growth. We have encountered and will encounter risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as:

•	market acceptance of our platform and new products;

•	reliability and scalability of our platform and services;

•	adding new customers and new vertical markets;

•	retention of customers;

•	the successful expansion of our business;

•	competition;

•	our ability to control costs, particularly our product development and sales and marketing expenses;

•	network outages or security breaches and any associated expenses;

•	executing acquisitions and integrating acquired businesses, technologies, services, products and other assets; and

•	general economic and political conditions.

If we do not address these risks successfully, our business, results of operations and financial condition may be adversely affected.

We have had a history of losses and we may be unable to achieve or sustain profitability.

We experienced net losses of $46.8 million in the first nine months of 2017 and $27.0 million and $6.2 million in fiscal years 2016 and 2015, respectively. As of September 30, 2017 and December 31, 2016, we had an accumulated deficit of approximately $96.5 million and $45.2 million, respectively. We may not achieve profitability in the near future or at all. We expect to continue to expend substantial financial and other resources on, among other things:

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

These investments may not result in increased revenue or growth of our business. We may not be able to generate net revenues sufficient to offset our expected cost increases and planned investments in our business and platform. As a result, we may incur significant losses for the foreseeable future, and may not be able to achieve and sustain profitability. If we fail to achieve and sustain profitability, then we may not be able to achieve our business plan, fund our business or continue as a going concern.

Our business is subject to the risks of earthquakes, fire, floods and other natural catastrophic events, and to interruption by man-made problems such as power disruptions, computer viruses, data security breaches or terrorism.

Our corporate headquarters are located in Southern California, a region known for seismic activity. A significant natural disaster, such as an earthquake, fire or a flood, occurring at our headquarters, at one of our other facilities or where a business partner is located could adversely affect our business, results of operations and financial condition. Further, if a natural disaster or man-made problem were to affect Iron.io and/or AWS, our network service providers or Internet service providers, this could adversely affect the ability of our customers to use our products and platform. In addition, natural disasters and acts of terrorism could cause disruptions in our business, or the businesses of our customers or service providers. We also rely on our network and third-party infrastructure and enterprise applications and internal technology systems for our engineering, sales and marketing and operations activities. Although we maintain incident management and disaster response plans, in the event of a major disruption caused by a natural disaster or man-made problem, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our development activities, lengthy interruptions in service, breaches of data security and loss of critical data, any of which could adversely affect our business, results of operations and financial condition.

Our officers, directors and principal stockholders have significant voting power and control over our company and may take actions that could conflict with the interests of our other stockholders.

Our officers, directors and principal stockholders that hold more than 5% of our common stock, collectively control approximately 76% of our voting securities. If any of our officers, directors and principal stockholders purchases additional shares of common stock, the aggregate percentage of their equity ownership may increase further. As a result, these stockholders, if they act together, will be able to control the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change of control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of our other stockholders. Due to such concentration of ownership, we may take actions with respect to our business that may conflict with the desire of other stockholders.

Furthermore, pursuant to a voting agreement (“Voting Agreement”), Acacia and entities affiliated with our executive officers and directors (the “Holders”) have the right to designate all nine directors on our board of directors (the “Board”). In addition, pursuant to the Voting Agreement, each of Acacia and the Holders has the right to appoint three designees to attend and participate in the meetings of our Board in a non-voting capacity. In addition, so long as our Board includes three directors designated by Acacia, unless approved by a majority of our Board, including at least one director designated by Acacia, we cannot take any corporate action, and the Holders cannot take any stockholder action, to effect any (i) merger, consolidation or other business combination involving our company, (ii) sale, transfer or other disposition of any capital stock or assets of our company, or (iii) acquisition, license out of the ordinary course of business, or merger or other business combination with a subsidiary of our company, in each case of (i) through (iii), in which the transaction value exceeds $50 million. As a result of these arrangements, Acacia and the Holders will be able to exercise significant control over our business operations and on all matters requiring stockholder approval. This voting control may also discourage transactions involving a change-of-control of our company, including transactions in which our stockholders might otherwise receive a premium for their shares.

We are a “controlled company” within the meaning of the NASDAQ Marketplace Rules and, as a result, are exempt from certain corporate governance requirements. Therefore, our stockholders may not have the same protections afforded to stockholders of companies that are subject to such requirements.

Acacia and the Holders collectively beneficially own more than 50% of our voting power. Pursuant to the Voting Agreement, Acacia and the Holders (acting as a group) can designate and elect all nine directors on our Board. As a result, we are considered a controlled company within the meaning of the corporate governance standards of NASDAQ. Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain of NASDAQ’s corporate governance requirements, including, the requirements that, among others:

•	a majority of our Board consist of “independent directors” as defined by the applicable rules and regulations of NASDAQ;

•	the compensation of our executive officers be determined, or recommended to our Board for determination, by independent directors constituting a majority of the independent directors of our Board in a vote in which only independent directors participate or by a Compensation Committee comprised solely of independent directors; and

•	director nominees be selected, or recommended to our Board for selection, by independent directors constituting a majority of the independent directors of our Board in a vote in which only independent directors participate or by a nomination committee comprised solely of independent directors.

At this time, we are unable to comply with certain of NASDAQ’s corporate governance requirements with respect to our Board, as a majority of our Board does not consist of independent directors, and as such, are electing to avail ourselves to the exemptions afforded to controlled companies. We intend that our Compensation Committee and our Corporate Governance and Nominating Committee will continue to be comprised solely of independent directors. We may not be able to comply with all of NASDAQ’s other corporate governance requirements. As a controlled company, our stockholders will not have the same protections afforded to stockholders of companies that are subject to all of NASDAQ’s corporate governance requirements.

If Acacia or the Holders sell a controlling interest in our company to a third-party in a private transaction, our other stockholders may not realize any change-of-control premium on shares of our common stock and we may become subject to the control of a presently unknown third-party.

Acacia and the Holders will continue to control a majority of the voting power of our outstanding common stock. In the future, Acacia and the Holders will have the ability to sell some or all of their shares of our common stock in a privately negotiated transaction, which, if sufficient in size, could result in a change-of-control of our company without the approval of other stockholders and without providing for a purchase of their shares. The ability of Acacia and the Holders to privately sell their shares of our common stock, with no requirement for a concurrent offer to be made to acquire the shares of other stockholders, could prevent other stockholders from realizing any change-of-control premium of their shares of our common stock that may otherwise accrue to Acacia and the Holders on their private sale of our common stock. Additionally, if either Acacia or the Holders privately sell their equity interest in our company, we may become subject to the control of a presently unknown third-party. Such third-party may have conflicts of interest with those of other stockholders. In addition, if Acacia or the Holders sell a controlling interest in our company to a third-party, any future indebtedness we have may be subject to acceleration, and our other commercial agreements and relationships could be impacted, all of which may adversely affect our ability to run our business as described herein and may have a material adverse effect on our operating results and financial condition.

Our common stock price has been extremely volatile and could continue to fluctuate widely in price, which could result in substantial losses for investors.

The market price of our common stock has been, and we expect will continue to be, subject to extreme fluctuations over short periods of time. For example, the closing price of our common stock since May 12, 2017, has ranged from a low of $7.76 to a high of $65.91. These fluctuations may be due to various factors, many of which are beyond our control, including:

•	the volume and timing of our revenues and quarterly variations in our results of operations or those of others in our industry;

•	announcement of new contracts with customers or termination of contracts with customers;

•	the introduction of new services, content or features by us or others in our industry;

•	disputes or other developments with respect to our or others’ intellectual property rights;

•	media exposure of our products or of those of others in our industry;

•	changes in governmental regulations;

•	additions or departures of key personnel;

•	sales of our common stock;

•	speculative trading practices of certain market participants;

•	changes in earnings estimates or recommendations by securities analysts; and

•	general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

In recent years, the stock markets generally have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the listed companies. Broad market and industry factors may significantly affect the market price of our common stock, regardless of our actual operating performance. These fluctuations have been, and may continue to be, even more pronounced in the trading market for our common stock shortly following our IPO.

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

The trading market for our common stock will be influenced by the research and reports that securities or industry analysts may publish about us, our business, our market or our competitors. If any of the analysts who may cover us adversely change their recommendations regarding our common stock or provide more favorable recommendations about our competitors, the market price of our common stock may decline. If any of the analysts who cover us were to cease coverage of us or fail to publish reports on us regularly, visibility of our company in the financial markets could decrease, which in turn could cause the market price or trading volume of our common stock to decline. These concerns may be exacerbated by the relatively small size of our public float, which limits the trading volume of our common stock.

We have incurred and will continue to incur increased costs as a result of becoming a public company, including costs related to compliance with the Sarbanes-Oxley Act and other regulations.

As a public company, we have incurred and will continue to incur significant legal, accounting, insurance and other expenses that we had not incurred as a private company, including costs associated with public company reporting requirements. We also have incurred and will incur costs associated with compliance with the Sarbanes-Oxley Act and related rules implemented by the SEC. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect these rules and regulations to continue to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. If we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.

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

We had identified a material weakness in our internal control over financial reporting for the years ended December 31, 2016 and 2015, and we may not be able to successfully maintain effective internal control over financial reporting.

We identified control deficiencies in our financial reporting process that constituted a material weakness for the years ended December 31, 2016 and 2015. The material weakness related to the lack of competent accounting personnel with the appropriate level of knowledge, experience and training in generally accepted accounting principles and SEC reporting requirements with respect to equity transactions, resulting in several adjustments to the interim financial statements and also a restatement of our previously issued financial statements as of and for the years ended December 31, 2016 and 2015.

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

However, we may suffer from other material weaknesses in the future. If we fail to maintain effective internal control over financial reporting in the future, such failure could result in a material misstatement of our annual or quarterly financial statements that would not be prevented or detected on a timely basis and which could cause investors and other users to lose confidence in our financial statements, limit our ability to raise capital and have a negative effect on the trading price of our common stock. Additionally, failure to maintain effective internal control over financial reporting may also negatively impact our operating results and financial condition, impair our ability to timely file our periodic and other reports with the SEC, subject us to additional litigation and regulatory actions and cause us to incur substantial additional costs in future periods relating to the implementation of remedial measures.

Substantial future sales of our common stock, or the perception in the public markets that these sales may occur, may depress our stock price.

Our common stock is traded on NASDAQ and, despite certain increases of trading volume from time to time, there have been periods when our common stock could be considered thinly-traded, meaning that the number of persons interested in purchasing our common stock at or near bid prices at any given time may be relatively small. Equity or equity-related financing transactions that result in a large amount of newly issued shares that become readily tradable, or other events that cause current stockholders to sell shares, could place downward pressure on the trading price of our stock. In addition, the lack of a robust resale market may require a stockholder who desires to sell a large number of shares of common stock to sell the shares in increments over time to mitigate any adverse impact of the sales on the market price of our stock.

If our stockholders sell, or the market perceives that our stockholders intend to sell (for various reasons, including the ending of restrictions on resale), substantial amounts of our common stock in the public market, including shares issued upon the exercise of any outstanding options or warrants, the market price of our common stock could fall. Sales of a substantial number of shares of our common stock may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. In the event that the price of our stock falls, we may become involved in securities class action litigation that could divert management’s attention and harm our business.

Certain holders of our common stock are subject to the lock-up restrictions relating to our IPO, which expire after the close of trading on November 7, 2017. As these lockup restrictions expire, the market price of our common stock could drop significantly if the holders of these restricted shares sell them or are perceived by the market as intending to sell them.

Further, we have registered all common stock issuable under our 2014 Plan and all common stock that we may issue under our 2017 Plan and our ESPP. As a result, these shares can be freely sold in the public market once vested and exercised. If a large number of these shares are sold in the public market, the sales could reduce our trading price.

In the future, we may also issue our securities if we need to raise additional capital or in connection with acquisitions. The number of shares of our common stock issued in connection with a financing or acquisition could constitute a material portion of our then-outstanding shares of our common stock.

We are an “emerging growth company” and a “smaller reporting company” under the U.S. federal securities laws, and the reduced reporting requirements applicable to emerging growth companies and smaller reporting companies could make our common stock less attractive to investors.

We are an “emerging growth company” and a “smaller reporting company” under U.S. federal securities laws. For as long as we continue to be an emerging growth company and/or a smaller reporting company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies or smaller reporting companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (to the extent we continue to qualify as an emerging growth company) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of any June 30 date before that time, in which case, we would no longer be an emerging growth company as of the following December 31. Even if we do not qualify as an emerging growth company, we may still qualify as a smaller reporting company, which would allow us to take advantage of many of the same exemptions from disclosure requirements that are applicable to emerging growth companies. Investors may not find our common stock attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We do not currently expect to pay any cash dividends.

The continued operation and expansion of our business will require substantial funding. Accordingly, we do not currently expect to pay any cash dividends on shares of our common stock. Any determination to pay dividends in the future will be at the discretion of our Board and will depend upon results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our Board deems relevant. Additionally, we expect these restrictions to continue in the future. Accordingly, realization of a gain on an investment in our common stock will depend on the appreciation of the price of our common stock, which may never occur. Investors seeking cash dividends in the foreseeable future should not purchase our common stock.

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

Provisions of our amended and restated certificate of incorporation and amended and restated bylaws as well as provisions of Delaware law could discourage, delay or prevent a merger, acquisition or other change in control of our company, even if such change in control would be beneficial to our stockholders. These include:

•	authorizing the issuance of “blank check” preferred stock that could be issued by our Board to increase the number of outstanding shares and thwart a takeover attempt;

•	a provision for a classified board of directors so that not all members of our Board are elected at one time;

•	the removal of directors only for cause;

•	no provision for the use of cumulative voting for the election of directors;

•	limiting the ability of stockholders to call special meetings;

•	requiring all stockholder actions to be taken at a meeting of our stockholders (i.e. no provision for stockholder action by written consent); and

•	establishing advance notice requirements for nominations for election to our Board or for proposing matters that can be acted upon by stockholders at stockholder meetings.

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

Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for:

•	any derivative action or proceeding brought on our behalf;

•	any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or to our stockholders;

•	any action asserting a claim against us arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws; or

•	any action asserting a claim against us governed by the internal affairs doctrine.

Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to this provision of our amended and restated certificate of incorporation. This choice-of-forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable or convenient for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find these provisions of our amended and restated certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Equity Securities

We had no sales of unregistered equity securities during the third quarter of 2017.

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

There has been no material change in the use of proceeds from our IPO from that described in our Prospectus. As described in our Prospectus, we intend to use the proceeds for working capital or other general corporate purposes, including funding our growth strategies.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

10.1	Lease Agreement dated July 14, 2017, between the Company and PRII/MCC South Coast Property, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed with the Securities and Exchange Commission on August 8, 2017).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Veritone, Inc.

November 7, 2017	By	/s/ Chad Steelberg
Chad Steelberg
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

November 7, 2017	By	/s/ Peter F. Collins
Peter F. Collins
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)