Form 10-K
period 2017-12-31
Veritone, Inc.
filed 2018-03-09
CIK 1615165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File Number 001-38093

Veritone, Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-1161641
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

575 Anton Blvd., Costa Mesa, CA	92626
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (888) 507-1737

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, Par Value $0.001 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $60.0 million, calculated based upon the closing price of the registrant’s common stock as reported by the NASDAQ Global Market on such date.

As of February 28, 2018, 16,222,731 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2018 Annual Meeting of Stockholders, which is expected to be held on May 24, 2018, are incorporated by reference into Part III of this Annual Report on Form 10-K. Only those portions of the definitive proxy statement that are specifically incorporated by reference herein shall constitute a part of this Annual Report on Form 10-K.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and we intend that such forward-looking statements be subject to the safe harbors created thereby. For this purpose, any statements made in this Annual Report on Form 10-K that are not historical or current facts may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “anticipates,” “believes,” “seeks,” “estimates,” “expects,” “intends,” “continue,” “can,” “may,” “plans,” “potential,” “projects,” “should,” “could,” “will,” “would” or similar expressions and the negatives of those expressions are intended to identify forward-looking statements. Such statements include, but are not limited to, any statements that refer to projections of our future financial condition and results of operations, capital needs and financing plans, competitive position, industry environment, potential growth and market opportunities, acquisition plans and strategies, compensation plans, governance structure and policies and/or the price of our common stock.

The forward-looking statements included herein represent our management’s current expectations and assumptions based on information available as of the date of this report. These statements involve numerous known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that may cause or contribute to such differences include, but are not limited to, those discussed in more detail in Item 1 (Business) and Item 1A (Risk Factors) of Part I and Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of Part II of this Annual Report on Form 10-K. Readers should carefully review these risks, as well as the additional risks described in other documents we file from time to time with the Securities and Exchange Commission. In light of the significant risks and uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that such results will be achieved, and readers are cautioned not to place undue reliance on such forward-looking information, which speak only as of the date of this report.

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

ii

PART I

Item 1. Business.

Overview

Veritone, Inc. (collectively with our subsidiaries, referred to as “Veritone,” “Company,” “we,” “our,” and “us”) is a provider of artificial intelligence, or AI, computing solutions. We have developed aiWARE™, a proprietary AI operating system that unlocks the power of cognitive computing to transform audio, video and other unstructured data and analyze it in conjunction with structured data in a seamless, orchestrated and automated manner to generate actionable intelligence. Our aiWARE platform, or A1 platform, integrates and orchestrates an open ecosystem of best-of-breed cognitive engines, together with our suite of powerful applications, to reveal valuable multivariate insights from vast amounts of structured and unstructured data.

Our platform incorporates proprietary technology to integrate and intelligently orchestrate a wide variety of cognitive engine capabilities to mimic human cognitive functions such as perception, reasoning, prediction and problem solving in order to quickly, efficiently and cost effectively transform unstructured data into structured data. It stores the results in a time-correlated database, creating a rich, online, searchable index of the structured and unstructured data that users can use and analyze in near real-time through the platform’s suite of applications to drive business processes and insights. Our platform is based on an open architecture that enables new cognitive engines and applications to be added quickly and efficiently, resulting in a future proof, scalable and evolving solution that can be easily leveraged for a broad range of industries that capture or use audio, video and other unstructured data, including, without limitation, media, legal, government, politics and other commercial and retail vertical markets.

We offer our aiWARE platform through a software-as-a-service (SaaS) delivery model, with multiple deployment options, including a fully cloud-based option on both commercial and secure government cloud instances, and a hybrid on-premises/cloud option, which allows users to maintain their data and perform AI-based processing using network-isolated cognitive engines on premises behind the users’ firewalls, with the ability to perform additional processing using cloud-based cognitive engines and to search and analyze results through our SaaS suite of applications. In addition, we are currently developing a version of aiWARE that will allow users to utilize certain cognitive engines and substantially all of the other features and functionality of our cloud-based aiWARE in a fully on-premises environment.

In December 2017, we acquired the advanced data analytics software and related intellectual property assets of Atigeo Corporation, including a cooperative distributed inferencing system — based on Hamiltonian models and other proprietary algorithms — that enables queries within huge bodies of unstructured data where straight computational, traditional machine learning and manual approaches are impractical, if not impossible. This strategic acquisition adds proprietary machine learning capabilities to our growing body of technology and intellectual property in data science and will help us further refine our conducted learning. We are in the process of incorporating portions of this technology into our aiWARE platform, which will further advance our intelligent orchestration of cognitive engines and expand the platform’s ability to understand substantially all data types.

We plan to continue to selectively pursue acquisitions and strategic investments in businesses and technologies that strengthen our AI platform, enhance our capabilities and/or expand our market presence in our core vertical markets or in new markets.

We also operate a full service media advertising agency, which we acquired at the time Veritone was founded in 2014. Our services include media planning and strategy, media buying and placement, campaign messaging, clearance verification and attribution, and custom analytics. Since our inception, we have generated most of our revenues from this media agency business. We are in the early stages of developing our AI platform business and, although we intend to focus on our AI platform business, we plan to continue to invest in and grow our media advertising agency business.

AI Platform Business

Our innovative aiWARE platform intelligently orchestrates an ecosystem of best-of-breed cognitive engines within a single software solution to process information in volumes that can far exceed human cognitive capabilities. Our proprietary technology enables users to run comprehensive, multivariate queries, correlations and analyses in near real-time using multiple cognitive engines and data sets, creating integrated and refined outputs. Our solution can also ingest and analyze structured data for correlation with the processed data. For example, our media users can use our system to identify instances where advertiser names or logos appear in a broadcast, and then correlate those instances with Nielsen ratings data to measure the number of impressions generated by the ad, web traffic data to estimate the traffic driven by the ad, or their own sales data, to provide actionable intelligence regarding their advertising campaigns. In addition, by using multiple cognitive engines from different providers within the same class and/or across different classes, our aiWARE platform can generate extensive and varied training data to more efficiently learn and thereby quickly improve accuracy and analyses. A key principle of AI-based systems is that the more data that is ingested and processed, the better the accuracy and predictive value that can be achieved.

Our aiWARE platform encompasses the following processes, which are discussed in more detail below:

•	Ingestion: Data often exists in a myriad of formats. Our platform captures and ingests public and private media (structured and unstructured data sets in most digital formats and various protocols) through various adapters that are specific to each ingestion source. In the process, ingested source data is normalized and stored locally, in the cloud or in both locations, depending on the deployment model chosen.

•	Orchestration and Processing: Once source data is captured into our platform through the ingestion process, we transform (transcode) the media into a suitable format for processing. The media is then run through one or more cognitive engines depending on the information and analysis desired by the end user, which extract and/or add useful metadata from and to the media. Our proprietary Conductor™ technology analyzes source data files and intelligently routes them to the most appropriate cognitive engine(s) within one or more cognitive classes to optimize the performance, cost and speed of the data analysis process.

•	Proprietary Indexing and Storage: The metadata produced by our cognitive processing is indexed and stored in a temporal elastic database that correlates disparate metadata derived from various cognitive engines across our platform and from third-party data sets.

•	Applications and Cognitive Analytics: Once the media has been indexed and stored, cognitive analytics can be deployed to uncover relationships, enable insights and recommend actions. We have developed a suite of SaaS-based applications to facilitate the use of our platform and enable users to discover patterns across a diverse set of media to correlate data, optimize objectives and provide near real-time insights.

Ingestion and Adapters

We have built a scalable, source and type agnostic media ingestion process that utilizes adapters, which are lightweight, pluggable software modules purpose-built to capture media from wherever it resides, to ingest media into our platform for further processing, actions and analytics. Adapters are specific to the ingestion source type and allow for media from that source to be processed via the Veritone recording infrastructure and flow through our platform. Our ingestion process includes an adapter module framework that enables aiWARE to dynamically load data from external sources and repositories (i.e. Microsoft OneDrive, DropBox, Box, Google Drive, HTTP/RTSP/RTMP Streams, etc.) automatically. Our solution enables external developers to write these adapters to extend the platform to be able to ingest additional data sources. We plan to continue to expand our current collection of adapters to enable the capture of an increasingly diverse array of data types and formats, whether industry-standard or proprietary, over time.

Cognitive Engine Ecosystem

Our platform includes an open ecosystem that allows third-party developers to easily integrate additional cognitive engines within our platform, which makes our solution readily scalable for a broad range of processes and vertical markets. We continually seek to add new cognitive engines in a variety of categories to ensure that users can access a broad selection of capabilities from multiple vendors across many classes of cognition, all of which can be accessed via a simple, easy-to-use and tightly integrated platform. Our goal is to create a broad ecosystem, eventually offering all major cognitive engine capabilities through a single open and integrated platform. We believe that our aiWARE platform incorporates more cognitive engines, across more classes of cognition, than any competitive offering.

Our innovative AI ecosystem currently incorporates over 180 cognitive engines of various classes and types from multiple third-party vendors, including Google, IBM, Microsoft, Nuance, Amazon and HPE, among others, in addition to several of our own proprietary cognitive engines. These cognitive engines use advanced algorithms to capture and extract data from media files for a variety of cognitive capabilities, including transcription, face detection, face recognition, object detection, object recognition, sentiment analysis, language translation, audio/video fingerprinting, geolocation, visual moderation, optical character recognition, logo recognition, metadata extraction, and media format transcoding. By having a number of engines from different providers within the same class, we are able to benchmark the engines to identify the optimal engine for a user’s needs and in some cases use them together to provide better overall accuracy than any single engine can achieve.

Conductor Technology

We have, and are developing, proprietary Conductor technology to analyze source data files and intelligently route them to the most appropriate cognitive engine(s) within a cognitive class to improve the performance, cost and speed of the data analysis process, enabling users to achieve higher accuracy and derive more robust intelligence from their media. For example, our Conductor for speech-to-text transcription uses multiple machine learning algorithms, including deep learning neural networks, to train, test and validate datasets to predict the best transcription engine for the user’s specific media, and in some cases to select and employ multiple engines, to maximize the accuracy of the transcription results. This capability enables our platform to produce higher transcription accuracy than any single engine solution. We plan to expand this capability to other cognitive classes using the same underling methodology.

We are in the process of incorporating the proprietary machine learning technology that we acquired from Atigeo Corporation into our aiWARE platform to further advance the intelligent orchestration of our Conductor technology. We believe that, in the future, the application of our proprietary inter-class Conductor technology will enable our aiWARE platform to derive contextual meaning from one cognitive class, such as object recognition, and apply this context and understanding to other classes of cognition, including transcription and facial recognition. We consider our Conductor technology to be a key competitive advantage for Veritone, and we have filed patent applications covering various aspects of this technology.

Temporal Elastic Database

Once media has been processed on our aiWARE platform, we store the results of the cognitive engine processing in a searchable, time-correlated temporal elastic database, or TED. Utilizing this proprietary database, we have the unique ability to synthesize various disparate cognitive data in a cohesive, time-based format, allowing users to access multivariate intelligence previously unattainable from their media. We can dissect and analyze any of the media files and metadata therein, producing a multi-dimensional index for ease of search, discovery and analytics. TED provides immediate access to processed media through a dynamic multivariate toolset that enables queries of all elements within, around and derived from the media. Elements include, but are not limited to, cognitive engine outputs (transcripts, translations, recognized objects and faces, etc.), file metadata, structured data sets, and user-associated metadata such as content template outputs and freeform tags.

TED’s architecture leverages several commercial, open source, distributed and non-relational databases with proven scalability and performance characteristics. While storage agnostic, TED currently runs on Elasticsearch, leveraging the Apache Lucerne inverted index architecture.

Core Applications

We have developed a suite of native applications that comprise the base level services of our aiWARE platform and enable users to ingest and manage media files within our platform, run cognitive processes against their media files, access and find the data they need, share media internally or externally, develop libraries of reference training data, review any chosen media file or clip, and analyze the resulting attributes of any media file processed by its cognitive features. Our core applications include the following:

•	Admin. Veritone Admin is an application that enables our users to manage their account settings, users, access and features within an account.

•	CMS. Veritone Content Management System, or CMS, is a hosted application that enables our users to ingest, process and search their media. The CMS application provides a common workflow for adding media sources, such as various cloud drive providers (DropBox, Box, Google Drive), stream protocols (HTTP, RTMP, RTSP) and others by adding the sources to CMS through ingestion adapters. Furthermore, cognitive workflows can be assigned to media sources, allowing the automated and customized processing of media from each distinct media source. Once media has been ingested into the CMS system, the media can be managed, reviewed, edited and further processed by cognitive engines within the application.

•	Discovery. Veritone Discovery is an application within our platform that allows users to create and execute direct searches against cognitive engine output, either through predefined queries called Watchlists, or via ad-hoc searches. Once a user has generated a search result from a Watchlist or ad-hoc search, they are able to take several permission-controlled actions. These actions include viewing the media snippet, downloading the snippet, editing the cognitive engine metadata, verifying content in the search results and sharing the search results and associated media clips individually or including them as part of a Collection.

•	Collections. Veritone Collections is an application within our platform that presents groupings of search results or Watchlists in shareable units called Collections. A Collection of search results can be titled and described, then shared externally, via email, link or embedded widget. Users can edit the search results within a Collection from the application before sharing.

•	Library. Veritone Library is an application within our platform that enables users to create libraries of reference training data such as known faces, objects, or audio files. Engines can then be trained against specific private or public libraries to facilitate specialized engine processing for recognition or fingerprinting.

The modular structure of our AI platform enables rapid development of applications that convert customer data into actionable insights that are relevant to the specific needs of different markets. We have successfully created and demonstrated several use cases for our media, law enforcement, politics and legal applications, which enable customers to solve difficult problems such as programmatic ad verification and tracking of audience measurement correlations, transcribing and translating recorded telephone calls in multiple languages, and finding, selecting and editing long form-media content into short-form media shareable on social media.

Veritone Developer Application

We recently launched our Veritone Developer application, a self-service development environment that empowers developers to create, submit and deploy cognitive engines and/or user applications directly into the aiWARE architecture. Veritone Developer enables cognitive engine developers to access our APIs and developer toolkits to rapidly integrate their engines onto our aiWARE platform, and enables application developers to access our APIs and developer toolkits to develop new public or private applications utilizing the metadata produced by our aiWARE platform. This provides developers with a self-service mechanism to build on top of the core Veritone architecture to satisfy specific use cases, or to create software products that can be distributed to Veritone’s user base as an extension of our core aiWARE offerings. In the first half of 2018, we intend to launch our AI Marketplace, which will enable end users to purchase licenses to third-party developers’ public applications in conjunction with their use of our platform and core applications.

Deployment Models

Our aiWARE platform is deployable on any commercially available cloud instance, virtually anywhere in the world. It currently resides on Amazon Web Services (AWS)’ commercial cloud in the United States and in the United Kingdom. We plan to deploy our platform on a variety of cloud infrastructures across varying geographic regions in the future as we expand our business internationally.

Our platform is run and executed within a “containerized” architecture that is inherently secure, and all transport of data is encrypted in accordance with industry best practices. Our multi-tenant architecture enables all of our customers to utilize our platform while securely partitioning their application usage and data. This enables our customers to benefit from rapid computing, reduced costs, and economies of scale that are inherent in cloud-based computing environments.

We also offer secure, government cloud deployments of our platform within Microsoft Azure’s and AWS’ secure government clouds, to support government and public safety related customers. We are currently pursuing CJIS (Criminal Justice Information Services division of the FBI) compliance and FedRAMP (Federal Risk and Authorization Management Program) certification for our cloud-based platform. We plan to continue to follow industry best practices that govern access to our platform to ensure that private media remains behind appropriate firewalls.

In addition to our cloud-based version of aiWARE, we recently launched a hybrid on-premises/cloud version of the platform that allows users to conduct cognitive processing using certain engines on a network-isolated basis behind the user’s firewall, so that only the metadata produced by those engines needs to be moved outside of the user’s network. Users may elect to conduct processing utilizing additional cloud-based engines and to utilize our cloud-based suite of applications to search and analyze the results. This version of aiWARE is ideal for users who want their original content to remain on their secure network for security or transmission cost reasons.

We are currently developing a version of aiWARE that will provide users with substantially all of the features and functionality of our cloud-based platform (including TED and our core suite of applications) in a fully network-isolated, on-premises environment. The cognitive engines available through our on-premises deployment of aiWARE will initially represent a subset of the engines available in our cloud-based deployment; however, we are working with our cognitive engine partners to expand the classes and numbers of cognitive engines available for processing on a network-isolated basis.

Media Agency Business

Our founders are pioneers in digital advertising and leaders in the industry, who founded several high-profile businesses in the media industry including AdForce (acquired by CMGi), 2CAN Media (acquired by CMGi) and dMarc Broadcasting (acquired by Google). At the time Veritone was founded in 2014, we acquired a full service media advertising agency, which is now our wholly-owned subsidiary, Veritone One, Inc., or Veritone One. Veritone One creates and places native and traditional advertising and specializes in host-endorsed and influencer advertising, providing outstanding service, technology and performance. Our services include media planning and strategy, media buying and placement, campaign messaging, clearance verification and attribution, and custom analytics. In 2017, we placed approximately $114 million in media advertising for our advertising clients, which included The Upside Travel Company, LLC, Uber Technologies, Inc., SimpliSafe, Inc., 1-800 flowers.com, Inc., Dollar Shave Club, Inc., DraftKings, Inc., Casper Sleep, Inc., Tommy John, Inc., and others.

We initially used our platform to help our advertisers improve their media placements and maximize the return on their advertising spending using real-time ad verification and media analytics. Using our platform, we can manage, deliver, optimize, verify and quantify native and spot-based advertising campaigns and content distribution for our clients across multiple channels, including broadcast radio, satellite audio, streaming audio, broadcast and cable television, digital video services such as YouTube, and podcasting. Although we intend to focus on our AI platform business, we plan to continue to provide advertising placement services.

Target Markets

Media and Entertainment

We commenced commercial SaaS licensing of our AI platform in April 2015 with an initial focus on the Media market, to provide media owners and broadcasters with visibility on ad placements and the effectiveness of their media campaigns. We license access to our platform via a SaaS model directly to such media owners and broadcasters, which include, but are not limited to, radio and television stations, advertising agencies, advertisers, sports and entertainment properties and networks. In addition, our SaaS customers use our solutions to automatically index and organize their audio and video content so that they can search, discover and analyze their media for programming and optimization across their broadcasts, streams, websites, podcasts and social media channels. We also license access to our Veritone Public Media Index to broadcasters, media owners and other advertising agencies.

For broadcasters and media owners, we generally take the actual audio and/or video feeds directly from the customer and ingest them into our platform. Next, the media is run through various cognitive engines such as transcription and logo detection, enabling the resulting metadata to be searchable and actionable. Our customers can index their content down to the second or frame, to provide near real-time ad verification, content segmentation and integrated audience analytics. Our platform allows our customers to optimize their advertising spending across various media channels with near real-time ad verification and integrated audience analysis. Broadcasters and other media customers can also create new short-form and on-demand products to extend customer engagement, search and discovery and monetization. In addition, based on learning generated by our cognitive engines, these media customers can efficiently create new programmatic content, tailored towards specific users.

Legal and Compliance

Within the Legal market, we are focused initially on eDiscovery, where audio and video content analysis is playing an increasingly important role in litigation. The eDiscovery segment includes a broad range of software and managed service providers with strong existing capabilities for identifying, collecting and producing electronically stored information, or ESI, primarily from text-based documents, including email. Historically, eDiscovery processing has disregarded audio and video files due to the high cost and complexity involved in automatically identifying relevant keywords, phrases or other details contained therein. Today, legal professionals must deal with escalating volumes of audio and video content resulting from recorded telephone calls, voice mails, video recordings and other sources.

Our SaaS solution leverages AI and the scale of the cloud, combined with our broad cognitive engine ecosystem, to enable professionals to quickly search and analyze audio, video and structured data to identify particular words, phrases, sentiments and voices at a fraction of the cost of other legal eDiscovery solutions. Our platform provides an easy to use and cost-effective solution for storing, organizing and analyzing evidentiary media to help legal professionals quickly find the critical details necessary to win their cases, and to dramatically increase the efficiency of their eDiscovery processes for audio and video files. We have integrated our platform with Relativity, an industry leading eDiscovery software platform, enabling Relativity users to leverage our AI capabilities to perform large-scale, automated analytics of audio and video files within the Relativity environment as part of their e-discovery efforts. We have entered into agreements with major providers of eDiscovery services and solutions and multinational law firms, pursuant to which they are using our platform to analyze the vast amounts of audio and video data evidence in current litigation, which was previously too expensive to access and use effectively.

We have also identified a need of customers in a broad range of industries, such as the financial services, insurance, healthcare and other highly-regulated industries, to utilize AI technology to increase the effectiveness and efficiency of their compliance efforts. For example, our AI platform could be leveraged by users in these industries to monitor recorded audio communications to identify compliance issues such as improper securities or financial product sales practices or off-label marketing of pharmaceuticals, in near real time. We are currently pursuing opportunities with major financial institutions, and outsourced call monitoring providers serving these customers, which would use our platform to process monitored audio recordings to identify regulatory or policy violations or other suspicious behavior.

Government

We have recently deployed our platform on Microsoft Azure’s and AWS’ secure government clouds, to enable law enforcement agencies and other government authorities to organize and gain insight from the large amount of audio, video and structured data they accumulate on a daily basis, including from police body cameras, police car recorders, interview room cameras, 911 audio tapes, surveillance cameras and a variety of other digital media technologies. As the volume of video data collected has grown enormously in recent years, so has the challenge of reviewing that data to assist in investigations. In most cases, due to the unstructured nature of this video data, it currently must be reviewed manually, a task that consumes huge amounts of time and causes delays in investigations. For example, the BBC reported that it took the police four months to investigate 200,000 hours of surveillance camera footage to identify suspects from the London riots that occurred in 2011. As a result, such data largely has not been used other than as back up to protect police and government agencies from potential claims. In addition to the challenges of using the huge volumes of video footage being collected, authorities are also faced with the daunting task of responding to requests for such information from the public. Many states have statutes that require public agencies to provide certain information, including in many cases audio and video files, and several states have passed laws mandating that video content must be stored and accessible for a specified number of months. Reviewing video footage to identify and authenticate the appropriate footage to be disclosed is currently a time-consuming, largely manual process. As a result, law enforcement and other public safety agencies are continuing to invest in solutions in this area.

We are actively engaged in discussions with various police departments and certain related agencies to license our AI platform, and we have processed content for certain departments on a trial basis to validate their use cases. We believe that our platform will enable police and other government agencies to organize, store, manage and access the huge amounts of audio and video data they are collecting from multiple disparate sources much more efficiently and effectively to assist in investigations, gain insights on their operations, improve service and training and identify issues, as well as to more quickly and efficiently respond to public records requests for such data.

Politics

In the Politics market, our platform enables political organizations such as campaigns, political consultants, elected officials, committees, political action committees, or PACs, Super PACs and special interest groups to analyze public and private media, conduct research and provide access to previously inaccessible data. The historical dominance of the big four national broadcast networks has splintered into thousands of blogs, video sites, and social channels with around-the-clock coverage of candidates and issues, significantly increasing the challenge of monitoring media coverage and voter sentiment. Our platform can transform multiple media sources (broadcast radio, TV, digital video services, podcasts and customers’ own media such as stump speeches and tracker videos) using multiple cognitive engines to provide previously untapped resources of critical information that can be easily searched and acted upon in near real-time. Users can also ingest and analyze structured data, such as voter registration data and donor databases, in correlation with the processed data. Our solution, which includes the Veritone Public Media Index, gives political operatives tools to quickly identify a candidate’s positions on key issues, identify flip-flopping or inconsistencies, monitor media coverage of issues and trending topics, and understand local voter sentiment. Our platform can be used throughout the life cycle of a political organization, from exploring a candidacy and fundraising, to shaping a narrative and communicating with voters.

Other Vertical Markets and Applications

The open architecture, modularity and power of our AI platform make it easy to scale and adapt our solutions to a variety of other vertical markets without significant cost or integration requirements. We are currently developing industry-specific solutions for a broad range of customers to enable them to leverage our platform to analyze public and private audio, video and structured data. The initial other vertical markets that we are planning to pursue include commercial security and retail.

We believe the opportunity for our platform in these markets is driven by the industry’s migration from analog, on-premise security solutions to “VSaaS”—Video Surveillance-as-a-Service, which is a web-hosted, wireless security system that allows users to remotely store, manage, record, play and monitor surveillance footage—entirely in the cloud. The footage is not stored on-site, and users do not need recording software, only an IP camera system, an Internet connection and a VSaaS provider. VSaaS is a remote approach to video surveillance systems, as opposed to an on-site video security system. With VSaaS, IP cameras are installed at the desired location and then stream security footage to the provider’s site. Since VSaaS is managed in the cloud, users can access footage or cameras from anywhere at any time through a desktop, laptop or mobile device. We believe that the commercial security and retail markets can benefit from being able to access and utilize intelligence embedded in audio, video and structured data captured by a variety of sources from closed-circuit television cameras in public spaces, to video surveillance data collected from security cameras and in-store video cameras installed in most major retailers. All of these sources are collecting petabytes of information that can be ingested for analysis, archiving, search and discovery, using machine learning predictive and analytics software. We believe our platform can be easily modified to address these other vertical markets.

Sales and Marketing

As of February 28, 2018, we had 89 sales and marketing employees. The sales and marketing activities of our AI platform business are focused on driving awareness and increasing brand recognition of our platform and technologies across our core vertical markets, gaining new customers and increasing revenue from our existing customers. In our media agency business, we continue to focus our sales efforts on expanding business with our existing advertising clients and gaining new clients.

AI Platform Business

We currently conduct sales and marketing activities related to our AI platform offerings through a combination of our direct sales force and indirect channel partners such as value-added resellers (“VARs”) and referral partners. Our direct sales organization is comprised of teams of sales representatives, account executives and sales managers, who are supported by sales development representatives, sales engineers and other inside sales and customer support personnel. These sales teams are organized based on their specialized knowledge and expertise within each of our target markets. In addition to targeting new customers, our direct sales team is responsible for driving renewals of existing subscriptions as well as increased adoption of our platform by existing and new customers. Our direct sales teams are currently located in the United States and the United Kingdom.

In addition, we have recently formed a strategic accounts group, comprised of business development and sales managers who are focused on identifying, developing and managing our relationships with strategic accounts, including end customers, technology and go-to-market partners, across all of our target markets. This group is pursuing opportunities with strategic accounts including global systems development and integration providers, managed services providers, government solutions providers, and major media and entertainment properties and networks. Our strategic accounts group collaborates closely with our product management, product development and data science teams to evaluate and develop solutions to address the needs of these strategic accounts.

We have also established, and we intend to continue to expand, an indirect sales channel comprised of VARs, distributors and referral partners. We have entered into agreements with channel partners located in the United States, as well as in Asia, Europe, Latin America and the Middle East. These agreements generally provide the channel partners with discounts below our standard prices for platform licenses, processing and other services, have terms of one year which automatically renew on an annual basis, and are generally terminable by either party for convenience following a specified notice period. Substantially all of our agreements with channel partners are nonexclusive; however, we allow channel partners to register sales opportunities through our deal registration program, in which case we may grant a channel partner priority to pursue an opportunity for a specified period of time, subject to certain conditions.

In April 2017, we entered into an agreement with Quantum, Inc. (“Quantum,”) a leading provider of scaled enterprise storage solutions, to integrate our platform onto Quantum’s storage products. In August 2017, Quantum began shipping storage products to customers with our hybrid on-premises/cloud version of aiWARE installed. Quantum markets and sells its storage products directly and indirectly through an extensive network of distributors and resellers. We have entered into agreements with a number of these resellers, to enable them to market and sell cognitive processing services in conjunction with aiWARE installed on the Quantum storage products, as well as our cloud-based aiWARE offerings.

We intend to expand our direct and indirect sales channels in the United States and internationally in order to aggressively pursue wider recognition for our technology and capabilities, and to drive greater market penetration in our key target markets.

From a marketing perspective, we are focused on increasing our brand name recognition within each of our target markets, and have engaged a third party public relations firm to assist in this process. Our marketing efforts include providing media support to our direct sales force, as well as trade advertising and trade show outreach. Our marketing efforts also include a branding and digital campaign strategy designed to reach both market influencers and the media.

Media Agency Business

We market and sell our advertising services through a combination of our direct sales and indirect channel sales. We primarily market and sell directly to advertisers through outbound sales networking and client and partner referrals. Our indirect sales channel consists of referral partners who are mainly advertising agencies or marketing consultants who are unable to provide certain services to their clients, such as radio, Podcast and YouTube placements. In addition to our sales efforts for new clients, we further expand sales opportunities and upsell through our campaign strategists who work directly with our advertising clients to optimize and enhance media spending on advertising campaigns. We plan to continue to expand our domestic sales footprint through the addition of direct sales representatives and campaign strategists.

Customers

In our AI platform business, we market and sell our offerings to the following customers in each of our primary vertical markets:

•	In the Media market, media owners and broadcasters, including radio and television stations and networks and sports and entertainment properties;

•	In the Legal and Compliance markets, consulting firms, managed services providers, large law firms and corporate legal departments that have significant eDiscovery requirements, as well as financial services, healthcare and other companies in highly regulated industries that have significant compliance requirements;

•	In the Government market, state, local, federal and international law enforcement agencies, intelligence agencies and other governmental agencies, as well as resellers and system integrators who work with such agencies; and

•	In the Politics market, political parties, elected officials and political campaigns, PACs and special interest groups.

We are in the early stages of developing our AI platform business and, as such, a limited number of customers, primarily in the Media market, account for a significant portion of the revenues that we have generated from this business. During 2017, two national radio broadcasting customers accounted for approximately 45% of our total revenues from our AI platform business; however, no single customer of our AI platform business represented a material portion of our consolidated revenues. As we expand our AI platform business both within the Media market and across our other vertical markets, we believe that our dependence on any single customer or group of customers will be minimized.

In our media agency business, we target customers that make significant investments in advertising, particularly in native and spot-based advertising campaigns delivered over broadcast radio, satellite audio, streaming audio, digital video services and other social media channels and podcasting. During 2017, ten customers of our media agency accounted for approximately 67% of our total revenues from this business. Revenues from two of these media agency customers, The Upside Travel Company, LLC and Uber Technologies, Inc., represented approximately 14% and 10% of our consolidated net revenues, respectively.

We believe that our relationships with our key customers in both our AI platform business and our media agency business are good. However, if our key customers discontinue or reduce their business with us, or suffer downturns in their businesses, it could have a significant negative impact on our financial results on a short-term basis. If we lose business from key customers and we are unable to sufficiently expand our customer base to replace the lost business, it would have a long-term negative impact on our business, financial condition and results of operations.

Competition

The market for AI-enabled solutions is rapidly evolving and highly competitive, with new capabilities and solutions introduced by both large established players such as IBM, Google, Amazon, Microsoft and Salesforce seeking to harness the power of AI across multiple vertical markets or enterprise functions, as well as smaller emerging companies developing point solutions that generally only address a single cognitive category or a specific industry segment.

AI Platform Business. We believe the following competitive attributes are necessary for our AI platform offering to successfully compete in the AI industry for corporate, institutional and government customers:

•	Breadth and depth of cognitive capabilities;

•	Ability to seamlessly utilize multiple cognitive engines in the same and different classes;

•	Performance of cognitive engines, particularly accuracy and speed;

•	Applications to enable the platform to be effectively leveraged for a wide variety of use cases;

•	Availability of cloud-based and on-premises deployment models and functionality;

•	Ease of deployment and integration;

•	Platform scalability, reliability and security;

•	Ability to deploy state-of-the art AI capabilities;

•	Customer support;

•	Strength of sales and marketing efforts; and

•	Cost of deploying and using our products.

We believe that we compete favorably on the basis of the factors listed above. We believe that few of our competitors currently compete directly with us across all of our cognitive capabilities and vertical markets, and that none of our competitors currently deploy an AI operating system with an open ecosystem comprised of a comparable number of multiple third party cognitive engines that can be accessed by customers from a single integrated platform.

Our competitors fall into five primary categories:

•	Infrastructure-based cloud computing vendors offering cognitive APIs, such as IBM Watson via Bluemix, Microsoft Cognitive Services via Azure and Amazon Machine Learning via AWS; typically, these solutions provide raw computing and storage solutions in conjunction with cognitive categories such as translation, transcription and object detection from which customers can build their own solutions;

•	Large established media services companies with global advertising reach that are also deploying new media analytics technologies to best service the needs of major brands; these include the major ad agencies and their affiliates;

•	Smaller AI-focused vendors offering solutions within a single cognitive category such as Clarifai (object detection), VoiceBase (natural language processing) or Gracenote (audio fingerprinting);

•	Data management and/or analytics vendors that offer solutions that recognize patterns, anomalies, and correlations from customer data sets, such as Alpine Data Labs, Alteryx, Angoss Software, Dell, FICO, IBM, Microsoft, Oracle, SAP and SAS;

•	System integrators that aggregate and integrate solutions from multiple underlying providers of cognitive services for clients, such as Accenture and Deloitte Consulting; and

•	SaaS software providers focused on a particular industry segment, such as eDiscovery, politics, digital asset management or law enforcement.

Many of the same potential competitors listed above participate in our AI ecosystem, enabling their services to be accessed by our customers through our platform. For example, we leverage cloud computing solutions and storage from Amazon’s AWS and Microsoft’s Azure, and also deploy and integrate cognitive engines from such vendors as IBM, Google, Microsoft, VoiceBase and Clarifai. Further, within our target vertical markets, we are collaborating with companies within the above categories, such as platform providers within eDiscovery.

Media Agency Business. Competitors of our advertising services are mainly traditional advertising agencies that are either large full-service agencies or smaller niche agencies with a particular specialization or focus, such as radio media placement. We believe that we currently are, and will continue to, compete successfully against our competitors on several key factors. We are a leader in endorsed radio advertising services and expect to be able to command more of our clients’ advertising budgets as we expand our media services further within digital and television. In addition, we leverage our platform to provide our clients with innovative technology that we believe provides them with better analytics and insights into their advertising campaigns than our competitors for better advertising performance and optimization. Lastly, due to our reputation and strength within the industry, we have exclusive relationships with most of our advertising clients for audio related media placement.

Some of our competitors have greater financial, technical and other resources, greater name recognition, larger sales and marketing budgets and larger intellectual property portfolios. As a result, certain of our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. In addition, some competitors may offer products or services that address one or a limited number of functions at lower prices, with greater depth than our products or geographies where we do not operate. With the introduction of new products and services and new market entrants, we expect competition to intensify in the future. Moreover, as we expand the scope of our platform, we may face additional competition.

Research and Development

As of February 28, 2018, our research and development organization consisted of 66 employees, who are responsible for the design, development, testing and certification of our platform. The team is comprised of dedicated research employees, software engineers, quality engineers, data scientists, data engineers, site operations engineers, mobile app developers, product managers and user experience designers. We focus our efforts on developing new features and expanding the core technologies that further enhance the usability, functionality, reliability, performance and flexibility of our platform, as well as allow us to operate in new vertical markets. In addition, we contract with select third-party engineering services to support development and quality assurance testing.

Our research and development expenses were approximately $14.0 million and $7.9 million in 2017 and 2016, respectively. We plan to continue to invest in building new software capabilities and extending our platform to bring the power of contextual communications to a broader range of applications, with expanded functionality and capabilities. In 2017, we added over 100 cognitive engines to our platform and are planning to expand our Conductor technology capabilities to work with additional classes of cognitive engines. We also plan to further expand the feature sets of our platform for specific markets and enhance our overall capabilities.

Intellectual Property

We rely on a combination of patent, copyright, trademark and trade secret laws in the United States and other jurisdictions, as well as license agreements and other contractual protections, to protect our proprietary technology. We also rely on a number of registered and unregistered trademarks to protect our brand.

As of February 28, 2018, in the United States, we had 18 issued patents, which expire between 2027 and 2031, and had 38 patent applications pending for examination. As of such date, we also had 12 issued patents and 46 patent applications pending for examination in foreign jurisdictions (including international PCT applications), all of which are related to our U.S. patents and patent applications. In addition, as of February 28, 2018, we had five registered trademarks in the United States, and we have filed applications to register several additional marks. We seek to protect our intellectual property rights by implementing a policy that requires our employees and independent contractors involved in development of intellectual property on our behalf to enter into agreements acknowledging that all works or other intellectual property generated or conceived by them on our behalf are our property, and assigning to us any rights, including intellectual property rights, that they may claim or otherwise have in those works or property, to the extent allowable under applicable law.

Despite our efforts to protect our technology and proprietary rights through intellectual property rights, licenses and other contractual protections, unauthorized parties may still copy or otherwise obtain and use our software and other technology. In addition, we intend to continue to expand our international operations, and effective intellectual property, copyright, trademark and trade secret protection may not be available or may be limited in foreign countries. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. Further, companies in the communications and technology industries may own large numbers of patents, copyrights and trademarks and may frequently threaten litigation, or file suit against us based on allegations of infringement or other violations of intellectual property rights. We may face allegations in the future that we have infringed the intellectual property rights of third parties, including our competitors and non-practicing entities.

Regulatory Environment

We are subject to a number of U.S. federal and state and foreign laws and regulations that involve matters central to our business. These laws and regulations involve privacy, data protection, intellectual property, competition, consumer protection and other subjects. Many of the laws and regulations to which we are subject are still evolving and being tested in courts and could be interpreted in ways that could harm our business. In addition, the application and interpretation of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate. Because global laws and regulations have continued to develop and evolve rapidly, it is possible that we may not be, or may not have been, compliant with each such applicable law or regulation.

Employees

As of February 28, 2018, we had a total of 219 employees, all of which were full-time employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Company Information

We were incorporated as a Delaware corporation on June 13, 2014 under the name, Veritone Delaware, Inc., and changed our name to Veritone, Inc. on July 15, 2014. Our corporate headquarters are located at 575 Anton Boulevard, Costa Mesa, California 92626. Our telephone number is (888) 507-1737. Our principal website address is www.veritone.com. The information provided on, or accessible through, our website is not a part of this Annual Report on Form 10-K, nor is such information incorporated by reference herein, and such information should not be relied upon in determining whether to make an investment in our common stock.

Available Information

This Annual Report on Form 10-K and our quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on the investor relations section of our website at investors.veritone.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We will also provide electronic or paper copies of such reports free of charge, upon request made to our Corporate Secretary at 575 Anton Boulevard, Costa Mesa, California 92626. All such reports are also available free of charge via EDGAR through the SEC website at www.sec.gov. In addition, the public may read and copy materials filed by us with the SEC at the SEC’s public reference room located at 100 F Street, NE, Washington, DC 20549. Information regarding operation of the SEC’s public reference room can be obtained by calling the SEC at 1-800-SEC-0330.

We use our investor relations website as a channel of distribution for important company information. For example, webcasts of our earnings calls and certain events we participate in or host with members of the investment community are on our investor relations website. Additionally, we announce investor information, including news and commentary about our business and financial performance, SEC filings, notices of investor events, and our press and earnings releases, on our investor relations website. Investors and others can receive notifications of new information posted on our investor relations website in real time by signing up for email alerts. Further corporate governance information, including information regarding our board of directors, our board committee charters and code of ethics, is also available on our investor relations website under the heading “Corporate Governance.” The information provided on, or accessible through, our investor relations website is not a part of this report, nor is such information incorporated by reference herein, and such information should not be relied upon in determining whether to make an investment in our common stock.

Item 1A. Risk Factors.

The following is a summary of certain risks we face in our business. They are not the only risks we face. Additional risks that we do not yet know of or that we currently believe are immaterial may also impair our business operations. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition or results of operations could suffer, and the trading price of our common stock could decline. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in our other filings with the Securities and Exchange Commission. Certain statements contained in this section constitute forward-looking statements. See the information included in “Cautionary Note Regarding Forward-Looking Statements” on page ii of this Annual Report on Form 10-K.

Risks Related to Our Business, Industry and Financial Condition

Most of our revenues are currently generated by our media agency business, and our effort to expand our AI platform business may not succeed.

In the fiscal years 2017, 2016 and 2015, most of our revenues were advertising-related revenues generated from media placement services performed under advertising contracts with our media clients. We typically receive a percentage of the total advertising placement by these clients with selected media sources. We did not commence licensing of our AI platform until April 2015, and revenue from our AI platform business was $1.5 million for the year ended December 31, 2017, $0.5 million for the year ended December 31, 2016, and less than $0.1 million for the year ended December 31, 2015. In order for us to grow our business and achieve profitability, we must expand our revenue base by ramping up our AI platform business and entering into additional licensing agreements. However, we are currently in the early stages of developing our AI platform business, and we may not be able to succeed with respect to these efforts.

Many factors may adversely affect our ability to establish a viable and profitable SaaS licensing business for our AI platform, including but not limited to:

•	Failure to add cognitive engines with sufficient levels of capability into our platform, difficulties integrating cognitive engines, or loss of access to cognitive engines;

•	Inability to expand the capabilities of our Conductor technology and extend it to other classes of cognitive engines;

•	Difficulties in adding technical capabilities to our platform and ensuring future compatibility of additional third party providers;

•	Inability to expand the number of cognitive engines in different classes that can operate in a network-isolated manner, which would limit the capabilities of our hybrid on-premises/cloud and fully on-premises versions of aiWARE;

•	Failure to add market-specific applications to our AI platform with sufficient levels of capability to provide compelling benefits to users in our vertical markets;

•	Failure to articulate the perceived benefits of our solution, or failure to persuade potential customers that such benefits justify the additional cost over competitive solutions or technologies;

•	Introduction of competitive offerings by larger, better financed and more well-known companies;

•	Inability to enter into satisfactory agreements relating to the integration of our platform with products of other companies to pursue particular vertical markets, or the failure of such relationships to achieve their anticipated benefits;

•	Failure to provide adequate customer support;

•	Long sales cycles, particularly for customers in the government and law enforcement markets;

•	Failure to generate broad customer acceptance of or interest in our solutions;

•	Increases in costs or lack of availability of certain cognitive engines;

•	Challenges in operating our platform on secure government cloud platforms and complying with government security requirements;

•	Inability to continue to access public media for free; and

•	Higher data storage and computing costs.

If we fail to develop a successful SaaS licensing business for our AI platform, or if we are unable to ramp up our SaaS operations in a timely manner or at all, our business, results of operations and financial condition will suffer.

The AI market is new and unproven, and it may decline or experience limited growth, which would adversely affect our ability to fully realize the potential of our platform.

The AI market is relatively new and evaluating the size and scope of the market is subject to a number of risks and uncertainties. We believe that our future success will depend in large part on the growth of this market. The utilization of our platform by customers is still relatively new, and customers may not recognize the need for, or benefits of, our platform, which may prompt them to cease use of our platform or decide to adopt alternative products and services to satisfy their cognitive computing search and analytics requirements. In order to expand our business and extend our market position, we intend to focus our marketing and sales efforts on educating customers about the benefits and technological capabilities of our platform and the application of our platform to the specific needs of customers in different market verticals. Our ability to access and expand the market that our platform is designed to address depends upon a number of factors, including the cost, performance and perceived value of our platform. Market opportunity estimates are subject to significant uncertainty and are based on assumptions and estimates, including our internal analysis and industry experience. Assessing the market for our SaaS solutions in each of the vertical markets we are competing in, or are planning to compete in, is particularly difficult due to a number of factors, including limited available information and rapid evolution of the market. The market for our platform, or for AI cognitive computing in general, may fail to grow significantly or be unable to meet the level of growth we expect. As a result, we may experience lower-than-expected demand for our products and services due to lack of customer acceptance, technological challenges, competing products and services, decreases in spending by current and prospective customers, weakening economic conditions and other causes. If our market does not experience significant growth, or if demand for our platform does not increase in line with our projections, then our business, results of operations and financial condition will be adversely affected.

We rely on third parties to develop cognitive engines for our platform and in some cases to integrate them with our platform.

A key element of our platform is the ability to incorporate and integrate cognitive engines developed by multiple third-party vendors, and we plan to continue to increase the number of third-party cognitive engines incorporated into our platform in order to enhance the performance and power of our platform. As we work to add new cognitive engines to our platform, we may encounter difficulties in identifying additional high-quality cognitive engines, entering into agreements for their inclusion in our ecosystem on acceptable terms or at all and/or in coordinating and integrating their technologies into our system. We may incur additional costs to modify and adjust existing functionalities of our platform to accommodate multiple classes of third-party cognitive engines, without the assurance that such costs can be recouped by the additional revenues generated by the new capabilities. As our platform becomes more complex due to the inclusion of various third-party cognitive engines, we may not be able to integrate them in a seamless or timely manner due to a number of factors, including incompatible software applications, lack of cooperation from developers, insufficient internal technical resources, platform security constraints, and the inability to secure the necessary licenses or legal authorizations required. In addition, we have established a self-service development environment in which such third party developers integrate their engines onto our platform, and we will be dependent in part upon their ability to do so effectively and quickly. We may not have full control over the quality and performance of third-party providers, and therefore, any unexpected deficiencies or problems arising from these third-party providers may cause significant interruptions of our platform. The failure of third party developers to integrate their cognitive engines seamlessly into our platform and/or provide reliable, scalable services may impact the reliability of our platform and harm our reputation and business, results of operations and financial condition.

Our competitors, partners or others may acquire third party technologies, which could result in them blocking us from using the technology in our platform, offering it for free to the public or making it cost prohibitive for us to continue to incorporate their technologies in our platform.

Our success depends in part on our ability to attract and incorporate best-of-breed cognitive engines into our platform. If any third party acquires a cognitive engine that is integral to our platform, they may preclude us from using it as a component of our platform or make it more expensive for us to utilize, and our revenues could decline if the interruption causes us to lose customers. It is also possible that a third party acquirer of such technology could offer the cognitive engines and technologies to the public as a free add-on capability, in which case our customers would have less incentive to pay us for the use of our platform. If a key third party technology becomes unavailable to us or is impractical for us to continue to use, the functionality of our platform could be interrupted, and our expenses could increase as we search for an alternative technology. As a result, our business, results of operations and financial condition could be adversely affected through the loss of customers, reputational harm and/or from increased operating costs.

Our continuous access to public media may be restricted, disrupted or terminated, which would reduce the effectiveness of our platform.

We continuously ingest and process large amounts of public media, creating an index of such media that our clients can search by keyword. Our ability to offer this service depends on our ability to continuously ingest and process large amounts of data available in the public media, and any interruption to our free access to such public media will adversely affect the performance and quality of our platform for such users. Public media sources may change their policies to restrict access or implement procedures to make it more difficult or costly for us to maintain access. In February 2018, the U.S. Court of Appeals for the Second Circuit held in a recent case, Fox News v. TVEyes, that TVEyes’ indexing and keyword search capabilities constituted fair use, but that its display of portions of the public media identified in searches, as well as its downloading, emailing and date-time search capabilities, did not. This decision may limit our ability to display portions of the public media identified in searches in the absence of licenses to such media, which would significantly limit the capability and quality of our platform for some users, which in turn could cause us to lose customers. Furthermore, we may be forced to pay significant fees to public media sources in order to maintain access, which would adversely affect our financial condition and results of operations.

If we are not able to develop a strong brand for our platform and increase market awareness of our company and our platform, then our business, results of operations and financial condition may be adversely affected.

We believe that the success of our platform will depend in part on our ability to develop a strong brand identity for our “Veritone”, “Veritone Platform”, “aiWARE” and other service marks, and to increase the market awareness of our platform and its capabilities. The successful promotion of our brand will depend largely on our continued marketing efforts and our ability to offer high quality cognitive engines on our platform and ensure that our technology provides the expected benefits to our customers. We also believe that it is important for us to be thought leaders in the AI-based cognitive computing market. Our brand promotion and thought leadership activities may not be successful or produce increased revenue. In addition, independent industry analysts often provide reviews of our platform and of competing products and services, which may significantly influence the perception of our platform in the marketplace. If these reviews are negative or not as positive as reviews of our competitors’ products and services, then our brand may be harmed.

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

We have enhanced the performance of our platform by adding our proprietary Conductor technology, which automates the selection of cognitive engines available on our platform within a class from the engines available on our platform. Our Conductor technology is designed to optimize data processing by choosing the best cognitive engine or engines to deploy to generate the ideal results for each individual search based on performance, cost, and speed. Our Conductor technology currently only works with transcription engines. While we are working on expanding the capabilities of our Conductor technology and extending it to other cognitive classes, we cannot guarantee that such expansion will be completed on a timely basis or at all. We may not be able to develop the technology to effectively navigate and process multiple complex classes of cognitive engines, particularly those developed by third parties. Even if we are able to do so, we may not be able to develop Conductor technology for those other classes that achieves the expected performance, which would have an adverse effect on our customer experience and satisfaction. In addition, we expect to incur significant costs in the further development and deployment of our proprietary Conductor technology, and if we cannot achieve our expected performance goals, it could have an adverse effect on our financial condition and results of operations.

We currently generate significant revenue from a limited number of key customers and the loss of any of our key customers may harm our business, results of operations and financial results.

Our ten largest customers by revenue accounted for approximately 60.5%, 72.2% and 81.0% of our net revenues in fiscal years 2017, 2016 and 2015, respectively. If any of our key customers decides not to renew its contract with us or renews on less favorable terms, suffers downturns in their business leading to a reduction in their marketing spending, or decides to develop its own platform, our business, revenue and reputation could be materially and adversely affected.

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

Our quarterly results, including the levels of our revenue, our operating expenses and other costs, and our operating margins, may fluctuate significantly in the future, and period-to-period comparisons of our results may not be meaningful. Accordingly, the results of any one period should not be relied upon as an indication of our future performance. In addition, our quarterly results may not fully reflect the underlying performance of our business. Factors that may cause fluctuations in our quarterly results include, but are not limited to:

•	the timing of new advertising program wins with our media agency customers;

•	our ability to retain our existing customers and to expand our business with our existing customers;

•	our ability to attract new customers, the type of customers we are able to attract, the size and needs of their businesses and the cost of acquiring these new customers;

•	the timing and level of market acceptance of new products introduced by us and our competitors;

•	variations in the timing of licensing revenues from our AI platform as a result of factors such as sales cycles and trends impacting our target vertical markets;

•	changes in our pricing policies or those of our competitors;

•	the timing of our recognition of revenue and the mix of our revenues during the period;

•	the amount and timing of operating expenses and other costs related to the maintenance and expansion of our business, infrastructure and operations;

•	the amount and timing of operating expenses and other costs associated with assessing or entering new vertical markets;

•	the amount and timing of operating expenses and other costs related to the development or acquisition of businesses, services, technologies or intellectual property rights;

•	the timing and impact of security breaches, service outages or other performance problems with our technology infrastructure and software solutions;

•	the timing and costs associated with legal or regulatory actions;

•	changes in the competitive dynamics of our industry, including consolidation among competitors, strategic partners or customers;

•	loss of our executive officers or other key employees;

•	industry conditions and trends that are specific to the vertical markets in which we sell or intend to sell our solutions; and

•	general economic and market conditions.

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

Our ability to attract new customers and increase revenue from existing customers depends in part on our ability to enhance and improve our platform, increase adoption and usage of our products and introduce new products and features, including products and services designed for operation on a network-isolated basis, behind the user’s firewall, or in a mobile user environment. The success of any enhancements or new products depends on several factors, including timely completion, adequate quality testing, actual performance quality, market-accepted pricing levels and overall market acceptance and demand. Enhancements and new products that we develop may not be introduced in a timely or cost-effective manner, may contain defects, may have interoperability difficulties with our platform, or may not achieve the market acceptance necessary to generate significant revenue. If we are unable to successfully enhance our existing platform and capabilities to meet evolving customer requirements, increase adoption and usage of our platform, develop new products, or if our efforts to increase the usage of our products are more expensive than we expect, then our business, results of operations and financial condition could be harmed.

The success of our business depends on our ability to expand into new vertical markets and attract new customers in a cost-effective manner.

In order to grow our business, we plan to drive greater awareness and adoption of our platform from enterprises across new vertical markets, including the legal, government and retail markets. We intend to increase our investment in sales and marketing, as well as in technological development, to meet evolving customer needs in these and other markets. There is no guarantee, however, that we will be successful in gaining new customers from any or all of these markets. We have limited experience in marketing and selling our products and services generally, and in particular in these new markets, which may present unique and unexpected challenges and difficulties. For example, in order for us to offer our products and services to certain government customers, we will be required to operate our platform in a secure government cloud environment or an on-premises environment in order to enable our customers to maintain compliance with applicable regulations that govern the use, storage and transfer of certain government data. However, due to the secure nature of these government cloud and on-premises environments, we may not be able to fully perform all functionalities and features of our platform or make available all of the third party cognitive engines within our non-government cloud platform ecosystem, which may limit or reduce the performance and quality of our services. Furthermore, we may incur additional costs to modify our current platform to conform to the cloud provider’s requirements, and we may not be able to generate sufficient revenue to offset these costs. We will also be required to comply with certain regulations required by government customers, such as FedRAMP and CJIS, which will require us to incur significant costs, devote management time and modify our current platform and operations. If we are unable to comply with those regulations effectively and in a cost-effective manner, our financial results could be adversely affected.

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

We expect that our ability to achieve profitability will require substantial growth in our business, which will put a strain on our management and financial resources. To manage this and our anticipated future growth effectively, we must continue to maintain and enhance our platform and information technology infrastructure, as well as our financial and accounting systems and controls. We also must attract, train and retain a significant number of qualified software developers and engineers, data scientists, technical and management personnel, sales and marketing personnel, customer support personnel and professional services personnel. Failure to effectively manage our rapid growth could lead us to over-invest or under-invest in development and operations, result in weaknesses in our platform, systems or controls, give rise to operational mistakes, losses, loss of productivity or business opportunities and result in loss of employees and reduced productivity of remaining employees. Our growth could require significant capital expenditures and might divert financial resources from other projects such as the development of new products and services. If our management is unable to effectively manage our growth, our expenses might increase more than expected, our revenue could decline or grow more slowly than expected, and we might be unable to implement our business strategy. The quality of our products and services might suffer, which could negatively affect our reputation and harm our ability to retain and attract customers.

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

The media placement industry is highly competitive, and certain advertising clients periodically put their advertising, marketing and corporate communications business up for competitive review. Clients also review the cost and benefit of servicing all or a portion of their advertising and marketing needs in-house. We have won and lost accounts in the past as a result of these reviews. In addition, from time to time, clients cancel media campaigns for their internal business reasons. Because our media agency contracts generally can be cancelled by our clients upon 30 to 90 days’ prior written notice, clients can easily change media providers or cancel media commitments on short notice without any penalty. In order to retain existing clients and win new clients, we must continue to develop solutions that meet client needs, provide quality and effective client service, and achieve clients’ requirements for return on advertising investment and pricing. In addition, our media agency business is primarily engaged in the placement of endorsed media, and we may face increased competition in this business in the future from other advertising agencies that provide a more comprehensive range of advertising services to their clients. To be able to offer a broader range of services, we would need to add additional capabilities, such as television buying, and we may not be able to do so effectively. To the extent that we are not able to remain competitive or retain key clients, our revenue may be adversely affected, which could have a material and adverse effect on our business, results of operations and financial position.

Our media agency business is dependent on growth in demand for endorsed media and the availability of sufficient media personalities to deliver such content.

Our media agency business is primarily engaged in the placement of endorsed media, which depends on the availability of media personalities to deliver the endorsed media content. The endorsed media market is still at a relatively early stage of development, and its future growth is uncertain. Our ability to grow our sales in this business will be dependent in part upon the level of interest in endorsed media among advertisers, and upon the number of available media personalities and our ability to identify and engage an increasing number of such personalities on a cost-effective basis. If demand for endorsed media fails to grow, or if we are unable to identify sufficient appropriate media personalities to deliver the endorsed media content, our ability to grow our media agency business would be impacted materially.

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

Our continued growth depends in part on the ability of customers to access our platform at any time and within an acceptable amount of time. We have experienced, and may in the future experience, disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, introductions of new applications and functionality, software errors and defects, capacity constraints due to an increasing number of users accessing our platform simultaneously, or security related incidents. In addition, from time to time we may experience limited periods of server downtime due to server failure or other technical difficulties (as well as maintenance requirements). Because we also incorporate diverse software and hosted services from many third-party vendors, we may encounter difficulties and delays in integrating and synthesizing these applications and programs, which may cause downtimes or other performance problems. It may become increasingly difficult to maintain and improve our performance, especially during peak usage times and as our platform becomes more complex and our user traffic increases. If our platform is unavailable or if our users are unable to access our platform within a reasonable amount of time or at all, our business would be adversely affected and our brand could be harmed. In the event of any of the factors described above, or certain other failures of our infrastructure, customer or consumer data may be permanently lost. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed, and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, customers and consumers may cease to use our platform and our business and operating results may be adversely affected.

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

We rely upon AWS and Iron.io to operate our platform, and any disruption of or interference with our use of such third party services would adversely affect our business operations.

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

While we have deployed our platform to work on Microsoft’s Azure and AWS’ secure government clouds, the secure nature of these secure government clouds limits certain features of our platform, which could impact a user’s experience on our site and may make it harder to achieve broad acceptance of the cloud-based version of our platform among government users.

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

The use of our platform involves the storage, transmission and processing of our customers’ private data as well as public media, and this private media may contain confidential and proprietary information of our customers or other personal or identifying information regarding our customers, their employees or other persons. Individuals or entities may attempt to penetrate our network or platform security, or that of our third-

party hosting and storage providers, and could gain access to our customers’ private media, which could result in the destruction, disclosure or misappropriation of proprietary or confidential information of our customers’ or their customers, employees and business partners. If any of our customers’ private media is leaked, obtained by others or destroyed without authorization, it could harm our reputation, we could be exposed to civil and criminal liability, and we may lose our ability to access private media information, which will adversely affect the quality and performance of our platform.

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

While the market for AI-based systems for search and analysis of audio, video and other unstructured data is still in the early stages of development, we face competition from various sources, including large, well-capitalized technology companies such as Google and IBM. These competitors may have better brand name recognition, greater financial and engineering resources and larger sales teams than we have. As a result, these competitors may be able to develop and introduce competing solutions and technologies that may have greater capabilities than ours or that are able to achieve greater customer acceptance, and they may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. In addition, we may also compete with smaller competitors, including developers of cognitive engines, who may develop their own platforms that perform similar services as our platform for specific use cases. We expect that competition will increase and intensify as we continue to expand our serviceable markets and improve our platform and services. Increased competition may result in pricing pressures and require us to incur additional sales and marketing expenses, which could negatively impact our sales, profitability and market share.

Privacy and data security laws and regulations could require us to make changes to our business, impose additional costs on us and reduce the demand for our software solutions.

Our business model contemplates that we will store, process and transmit both public media and our customers’ private media. Our customers may store and/or transmit a significant amount of personal or identifying information through our platform. Privacy and data security have become significant issues in the United States and in other jurisdictions where we may offer our software solutions. The regulatory framework relating to privacy and data security issues worldwide is evolving rapidly and is likely to remain uncertain for the foreseeable future. Federal, state and foreign government bodies and agencies have in the past adopted, or may in the future adopt, laws and regulations regarding the collection, use, processing, storage and disclosure of personal or identifying information obtained from customers and other individuals. In addition to government regulation, privacy advocates and industry groups may propose various self-regulatory standards that may legally or contractually apply to our business. Because the interpretation and application of many privacy and data security laws, regulations and applicable industry standards are uncertain, it is possible that these laws, regulations and standards may be interpreted and applied in a manner inconsistent with our existing privacy and data management practices. As we expand into new jurisdictions or verticals, we will need to understand and comply with various new requirements applicable in those jurisdictions or verticals.

To the extent applicable to our business or the businesses of our customers, these laws, regulations and industry standards could have negative effects on our business, including by increasing our costs and operating expenses, and delaying or impeding our deployment of new core functionality and products. Compliance with these laws, regulations and industry standards requires significant management time and attention, and failure to comply could result in negative publicity, subject us to fines or penalties or result in demands that we modify or cease existing business practices. In addition, the costs of compliance with, and other burdens imposed by, such laws, regulations and industry standards may adversely affect our customers’ ability or desire to collect, use, process and store personal information using our software solutions, which could reduce overall demand for them. Even the perception of privacy and data security concerns, whether or not valid, may inhibit market acceptance of our software solutions in certain verticals. Furthermore, privacy and data security concerns may cause our customers’ customers, vendors, employees and other industry participants to resist providing the personal information necessary to allow our customers to use our applications effectively. Any of these outcomes could adversely affect our business and operating results.

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

Our success depends, in part, on our ability to protect our brand and the proprietary methods and technologies that we develop under patent and other intellectual property laws of the United States and foreign jurisdictions so that we can prevent others from using our inventions and proprietary information. As of February 28, 2018, in the United States, we had 18 issued patents, which expire between 2027 and 2031, and had 38 patent applications pending for examination. As of such date, we also had 12 issued patents and 46 patent applications pending for examination in foreign jurisdictions (including international PCT applications), all of which are related to our U.S. patents and patent applications. We may not be issued any additional patents and any patents that have been issued or that may be issued in the future may not provide significant protection for our intellectual property. In addition, as of February 28, 2018, we had five registered trademarks in the United States, and we have filed applications to register several additional marks. If we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology and our business, results of operations and financial condition may be adversely affected.

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

We were founded in 2014 and launched our AI platform in April 2015. As a result of our limited operating history, our ability to forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to plan for future growth. We have encountered and will encounter risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as:

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

We experienced net losses of $59.6 million, $27.0 million and $6.2 million in fiscal years 2017, 2016 and 2015, respectively. As of December 31, 2017, we had an accumulated deficit of approximately $109.3 million. We may not achieve profitability in the near future or at all. We expect to continue to expend substantial financial and other resources on, among other things:

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

Risks Related to the Ownership of Our Securities and Our Public Company Operations

Our officers, directors and principal stockholders have significant voting power and control over our company and may take actions that could conflict with the interests of our other stockholders.

As of February 28, 2018, our officers and directors, and our principal stockholders that were known by us to hold more than 5% of our common stock, collectively control approximately 60% of our voting securities. If any of our officers, directors and principal stockholders purchases additional shares of common stock, the aggregate percentage of their equity ownership may increase further. As a result, these stockholders, if they act together, will be able to control the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change of control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of our other stockholders. Due to such concentration of ownership, we may take actions with respect to our business that may conflict with the desire of other stockholders.

Furthermore, pursuant to a voting agreement (“Voting Agreement”), Acacia Research Corporation (“Acacia”) and entities affiliated with our executive officers and directors (the “Holders”) have the right to designate all nine directors on our board of directors (the “Board”). In addition, pursuant to the Voting Agreement, each of Acacia and the Holders has the right to appoint three designees to attend and participate in the meetings of our Board in a non-voting capacity. In addition, so long as our Board includes three directors designated by Acacia, unless approved by a majority of our Board, including at least one director designated by Acacia, we cannot take any corporate action, and the Holders cannot take any stockholder action, to effect any (i) merger, consolidation or other business combination involving our company, (ii) sale, transfer or other disposition of any capital stock or assets of our company, or (iii) acquisition, license out of the ordinary course of business, or merger or other business combination with a subsidiary of our company, in each case of (i) through (iii), in which the transaction value exceeds $50 million.

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

Acacia and the Holders collectively beneficially own more than 50% of our voting power. Pursuant to the Voting Agreement, Acacia and the Holders (acting as a group) can designate and elect all nine directors on our Board. As a result, we are considered a “controlled company” within the meaning of the corporate governance standards of NASDAQ.

Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including, the requirements that, among others:

•	a majority of our Board consist of “independent directors” as defined by the applicable rules and regulations of NASDAQ;

•	the compensation of our executive officers to be determined, or recommended to our Board for determination, by independent directors constituting a majority of the independent directors of our Board in a vote in which only independent directors participate or by a compensation committee comprised solely of independent directors; and

•	director nominees be selected, or recommended to our Board for selection, by independent directors constituting a majority of the independent directors of our Board in a vote in which only independent directors participate or by a nomination committee comprised solely of independent directors.

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

Acacia and the Holders control a majority of the voting power of our outstanding common stock, and have the ability to sell some or all of their shares of our common stock in a privately negotiated transaction, which, if sufficient in size, could result in a change-of-control of our company without the approval of other stockholders and without providing for a purchase of their shares. The ability of Acacia and the Holders to privately sell their shares of our common stock, with no requirement for a concurrent offer to be made to acquire the shares of other stockholders, could prevent other stockholders from realizing any change-of-control premium on their shares of our common stock that may otherwise accrue to Acacia and the Holders on their private sale of our common stock. Additionally, if either Acacia or the Holders privately sell their equity interest in our company, we may become subject to the control of a presently unknown third-party. Such third-party may have conflicts of interest with those of other stockholders. In addition, if Acacia or the Holders sell a controlling interest in our company to a third-party, any future indebtedness we have may be subject to acceleration, and our other commercial agreements and relationships could be impacted, all of which may adversely affect our ability to run our business as described herein and may have a material adverse effect on our operating results and financial condition.

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

In recent years, the stock markets generally have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the listed companies. Broad market and industry factors may significantly affect the market price of our common stock, regardless of our actual operating performance. These fluctuations have been, and may continue to be, even more pronounced in the trading market for our common stock.

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

The trading market for our common stock will be influenced by the research and reports that securities or industry analysts may publish about us, our business, our market or our competitors. If any of the analysts who cover us adversely change their recommendations regarding our common stock or provide more favorable recommendations about our competitors, the market price of our common stock may decline. If any of the analysts who cover us were to cease coverage of us or fail to publish reports on us regularly, visibility of our company in the financial markets could decrease, which in turn could cause the market price or trading volume of our common stock to decline. These concerns may be exacerbated by the relatively small size of our public float, which limits the trading volume of our common stock.

We have incurred and will continue to incur increased costs as a result of becoming a public company, including costs related to compliance with the Sarbanes-Oxley Act and other regulations.

As a public company, we have incurred and will continue to incur significant legal, accounting, insurance and other expenses that we had not incurred as a private company, including costs associated with public company reporting requirements. We also have incurred and will continue to incur costs associated with compliance with the Sarbanes-Oxley Act and related rules implemented by the SEC. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect these rules and regulations to continue to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. If we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.

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

Certain holders of our common stock had previously entered into lock-up agreements, which expired on February 15, 2018. If the holders of these previously restricted shares sell them or are perceived by the market as intending to sell them, the market price of our common stock could drop significantly.

Further, we have registered all common stock issuable under our 2014 Stock Option/Stock Issuance Plan, our 2017 Stock Incentive Plan and our Employee Stock Purchase Plan. As a result, these shares can be freely sold in the public market once issued. If a large number of these shares are sold in the public market, the sales could reduce our trading price.

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

Provisions of our amended and restated certificate of incorporation and amended and restated bylaws as well as provisions of Delaware law could discourage, delay or prevent a merger, acquisition or other change in control of our company, even if such change in control would be beneficial to our stockholders. These include:

•	authorizing the issuance of “blank check” preferred stock that could be issued by our Board to increase the number of outstanding shares and thwart a takeover attempt;

•	a provision for a classified board of directors so that not all members of our Board are elected at one time;

•	the removal of directors only for cause;

•	no provision for the use of cumulative voting for the election of directors;

•	limiting the ability of stockholders to call special meetings;

•	requiring all stockholder actions to be taken at a meeting of our stockholders (i.e. no provision for stockholder action by written consent); and

•	establishing advance notice requirements for nominations for election to the Board or for proposing matters that can be acted upon by stockholders at stockholder meetings.

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

Item 1B.	Unresolved Staff Comments.

Not Applicable.

Item 2.	Properties.

Our principal executive offices are located in Costa Mesa, California. In July 2017, we entered into a Lease Agreement covering approximately 39,000 square feet of office space, with a term that commenced on March 1, 2018 and will continue through December 31, 2024. Our effective base rental payments under this lease are approximately $114,000 per month, and we also pay certain operating expense charges relating to the space. Subject to meeting certain conditions, we have two options to extend the term for additional periods of five years each, and we have certain rights to lease other available space in the building.

In addition to our principal executive offices, we lease approximately 7,965 square feet in San Diego, California pursuant to a lease that expires in August 2022. Our total payments under this lease are approximately $21,100 per month. We also lease additional office space in New York, New York; Los Angeles, California; Newport Beach, California; Arlington, Virginia; and London, England.

We lease all of our facilities and do not own any real property. We intend to procure additional space in the future as we continue to add employees and expand geographically. We believe our facilities are adequate and suitable for our current needs and that, should it be needed, suitable additional or alternative space will be available to accommodate our operations.

Item 3.	Legal Proceedings.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. We currently are not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations, financial position or cash flows. Regardless of the outcome, any litigation may have an adverse impact on us due to defense and settlement costs, diversion of management resources and other factors.

Item 4.	Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

Our common stock is listed on the NASDAQ Global Market (“NASDAQ”) under the ticker symbol “VERI” and has been trading since May 12, 2017. Prior to that date, there was no public trading market for our common stock. From May 12, 2017 to May 14, 2017, our common stock traded on the NASDAQ Capital Market.

The following table sets forth for the periods indicated the high and low intraday sales prices per share of our common stock as reported on NASDAQ since our initial public offering:

	Low	High
Year ended December 31, 2017
Second Quarter (beginning May 12, 2017)	$10.00	$15.64
Third Quarter	$7.76	$74.92
Fourth Quarter	$20.50	$52.38

Holders of Record

As of February 28, 2018, we had 44 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business. Therefore, we do not currently expect to pay any cash dividends on our common stock for the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our Board and will depend upon our results of operations, financial condition, capital requirements, general business conditions, and other factors that our Board deems relevant. Our ability to pay dividends may also be restricted by the terms of any future credit agreement or any future debt or preferred equity securities.

Recent Sales of Unregistered Equity Securities

On May 11, 2017, we issued 6,000 shares of common stock to an accredited investor in consideration for investor relations services rendered to our company. No underwriters were involved in the foregoing issuance of securities. The securities were issued to an accredited investor in reliance upon the exemption from the registration requirements of the Securities Act, as set forth in Section 4(a)(2) under the Securities Act, relative to transactions by an issuer not involving any public offering, to the extent an exemption from such registration was required.

Use of Proceeds

On May 17, 2017, we completed our initial public offering (IPO), pursuant to which we issued and sold an aggregate of 2,500,000 shares of our common stock at a price to the public of $15.00 per share pursuant to a registration statement on Form S-1 (File No. 333-216726), which was declared effective by the SEC on May 11, 2017. We received net proceeds of approximately $32.6 million, after deducting discounts and commissions of approximately $3.7 million and other offering expenses of approximately $1.2 million. No payments for such expenses were made directly or indirectly to any of our officers and directors, or persons owning 10% or more of any class of our equity securities, or to any of our affiliates. Wunderlich Securities, Inc. acted as the sole book-running manager of the offering. Craig-Hallum Capital Group, LLC and Northland Securities, Inc. acted as co-managers of the offering.

There has been no material change in the use of proceeds from our IPO in May 2017 as described in our final Prospectus filed with the SEC pursuant to Rule 424(b) of the Securities Act of 1933, as amended, and other periodic reports previously filed with the SEC.

Purchases of Equity Securities

We made no purchases of our equity securities during the fourth quarter of 2017.

Performance Graph

As noted above, there was no public trading market for our common stock prior to May 2017. As a smaller reporting company, we are not required to provide the performance graph required by Item 201(e) of Regulation S-K.

Item 6.	Selected Financial Data.

As a smaller reporting company, we are not required to provide the selected financial data required by Item 301 of Regulation S-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere herein, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Cautionary Note Regarding Forward-Looking Statements” on page ii and Item 1A (Risk Factors) of Part I of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

Our company has two business lines: our media advertising agency business (“Media Agency Business”) and our aiWARE artificial intelligence (AI) platform business (“AI Platform Business”).

Media Agency Business

Since our inception, we have generated most of our revenues from our media placement services performed under advertising contracts with our media clients. Our services include media planning and strategy, media buying and placement, campaign messaging, clearance verification and attribution and custom analytics. We typically enter into agency contracts with our Media Agency customers that do not have a fixed term, but generally can be cancelled by us or the customer upon 30- to 90-days prior written notice without penalty.

The key performance indicators for our Media Agency Business include: (i) number of new customers, (ii) total number of customers with active media campaigns, (iii) average media spend per customer and (iv) net revenue. Tracking the number of new and active customers provides us with insight regarding our ability to grow the market share of our Media Agency Business by winning new customers, as well as regarding customer churn. By tracking media spend by customer, we can analyze not only spending trends, but our ability to grow media spend with existing customers. The following table sets forth the results for each of our key performance indicators for each of the last eight quarters ended December 31, 2017.

	Quarter Ended
	Mar 31, 2016	June 30, 2016	Sept 30, 2016	Dec 31, 2016	Mar 31, 2017	June 30, 2017	Sept 30, 2017	Dec 31, 2017
Net new media customers added during quarter	4	12	6	15	8	16	9	14
Customers with active media campaigns during quarter	30	35	35	39	39	45	49	57
Average media spend per active customer during quarter (in 000s)	$602	$499	$560	$572	$670	$695	$649	$464
Net revenue during quarter (in 000s)	$2,036	$1,938	$2,223	$2,207	$2,899	$3,739	$3,288	$3,023

Our Media Agency Business has experienced and may continue to experience volatility in net revenues due to a number of factors, including: (i) the timing of new large account wins; (ii) loss of customers who choose to replace our services by bringing their advertising placement in-house; (iii) customers who experience reductions in their advertising budgets due to issues with their own business; (iv) losses of customers who change providers from time to time based largely on pricing; and (v) the seasonality of the campaigns for certain large customers. Our Media Agency Business also relies on certain large key customers and has historically generated a significant portion of our net revenues from a few major customers. During 2017, our net revenues from this business increased by 54% compared with 2016, due primarily to certain major account wins. During 2017, we added 47 net new media customers, compared with 37 net new customers added during 2016. In 2017, our ten largest customers by revenue collectively accounted for approximately 67% of our Media Agency net revenues compared with 77% in 2016.

AI Platform Business

Our proprietary aiWARE platform unlocks the power of AI cognitive computing so that audio, video and other unstructured data can be transformed and analyzed in conjunction with structured data in a seamless, automated manner to generate actionable intelligence for enterprises of all sizes. Our platform integrates and orchestrates an ecosystem of best-of-breed cognitive engines, together with our suite of powerful applications, to reveal valuable multivariate insights from vast amounts of structured and unstructured data.

We are in the early stages of developing our AI Platform Business and are targeting industries that capture or use audio and video data, including in the media, legal, government and politics vertical markets. While we are actively pursuing opportunities and gaining new customers for our AI platform in these key markets, we have generated revenues from our AI Platform Business primarily in the media market to date.

We track key performance indicators as we continue to develop and grow our AI Platform Business. The key performance indicators for our AI Platform Business include: (i) total number of accounts on the platform, (ii) number of active third-party cognitive engines on the platform, (iii) hours of data processed, (iv) total contract value of new bookings, (v) monthly recurring revenue under active agreements, and (vi) net revenue.

These key performance indicators may change over time as our AI Platform Business develops. The following table sets forth our key performance indicators for each of the last eight quarters ended December 31, 2017.

	Quarter Ended
	Mar 31, 2016	June 30, 2016	Sept 30, 2016	Dec 31, 2016	Mar 31, 2017	June 30, 2017	Sept 30, 2017	Dec 31, 2017
Total accounts on platform at quarter end	4	8	14	23	57	169	170	467
Active third-party cognitive engines at quarter end	11	19	28	41	48	69	122	151
Hours of data processed during quarter	190,000	178,000	331,000	447,000	367,000	438,000	711,000	1,357,000
Total contract value of new bookings received during quarter (in 000s)	$156	$126	$394	$163	$1,947	$151	$2,645	$360
Monthly recurring revenue under agreements in effect at quarter end (in 000s)	$14	$24	$72	$46	$60	$132	$135	$173
Net revenue during quarter (in 000s)	$40	$73	$98	$296	$209	$348	$431	$476

We commenced commercial licensing of our aiWARE platform as a software-as-a-service, or SaaS, solution in April 2015 with an initial focus on the media market, to provide media owners and broadcasters with visibility on ad placements and the effectiveness of their media campaigns. We generally license access to our platform via a SaaS model directly to such media owners and broadcasters, and in 2017, we signed license agreements with a leading national news and sports radio network, a major financial news television network and the largest operator of radio stations in the United States. In the politics market, we have licensed our platform to political parties, consultants, candidates and special interest groups, who can use our platform to search and analyze large amounts of public and private media.

In the legal market, during 2017, we completed the integration of our platform with Relativity, an industry leading eDiscovery software platform, enabling users to perform large scale analytics of audio and video discovery files using our AI platform within the Relativity environment. As of December 31, 2017, we had reseller agreements with 39 providers of eDiscovery services and solutions.

The funding provided by the Acacia Investment (described below) in August 2016, by our initial public offering, or IPO, in May 2017 and by our follow-on common stock offering in November 2017 has allowed us to expand our engineering team to continue the development and expansion of the capabilities of our AI platform, as well as to expand our sales and marketing team, both of which have enabled us to grow our AI Platform Business significantly. We expect to continue to invest significant resources and capital into developing our AI Platform Business.

Operating Results

Our operating results for the periods presented herein included the following:

In thousands, except per share data and percentages	Year Ended December 31,
	2017	2016
Net revenues	$14,413	$8,911
Cost of revenues	1,070	1,577

Gross profit	13,343	7,334
Gross margin	92.6%	82.3%
Total operating expenses	60,105	31,114
Net loss	$(59,601)	$(26,979)
Per share data:
Net loss per share attributable to common stockholders, basic and diluted	$(6.20)	$(14.59)

During the years ended December 31, 2017 and 2016, our net revenues were $12.9 million and $8.4 million, respectively, from our Media Agency Business and $1.5 million and $0.5 million, respectively, from our AI Platform Business.

Factors Affecting Our Growth and Performance

We believe that the growth of our business and our future success are dependent upon many factors, including market acceptance of our product and market leadership, the success of our sales and marketing efforts, our expansion strategy, our investments for operational scale and our international growth. While each of these areas presents significant opportunities for us, they also pose important challenges that we must successfully address in order to sustain and increase the growth of our business and improve our results of operations. The investments that we make in these areas may not result in increased revenue or operating profit. Accordingly, these investments may delay or otherwise impair our ability to achieve profitability. The timing of our future profitability will depend upon many variables, including the success of our growth strategies and the timing and size of investments and expenditures that we choose to undertake, as well as market growth and other factors that are not within our control. As noted above, we expect to continue to make significant investments in developing our AI Platform Business and, therefore, do not expect to achieve profitability in the foreseeable future.

Acacia Investment

In 2016, we entered into an Investment Agreement with Acacia Research Corporation (“Acacia”) that provided for Acacia to invest up to $50 million in our company, consisting of both debt and equity components. Pursuant to the Investment Agreement, we entered into a convertible secured promissory note that provided a total of $20 million in borrowings with an interest rate of 6.0% per annum. The Acacia Note was secured by substantially all of our assets. Upon the completion of our IPO in May 2017, the outstanding $20 million of principal and all accrued interest under the Acacia Note were converted into 1,523,746 shares of our common stock at a conversion price per share of $13.6088.

In conjunction with the Acacia Note, we issued to Acacia three four-year warrants (the “Acacia Note Warrants”) to purchase a number of shares of our common stock that would be determined in the future depending upon a number of factors, including whether the Acacia Note was converted to our common stock or repaid at maturity. Upon completion of our IPO, these warrants became exercisable to purchase an aggregate of 154,311 shares of our common stock at an exercise price per share of $13.6088.

We also entered into a five-year warrant agreement with Acacia in conjunction with the Acacia Note (the “Primary Warrant”). Under the Primary Warrant, Acacia could purchase shares of our common stock if certain events occurred in the future, in an amount equal to $50 million less the balance of the Acacia Note principal and accrued interest. Upon the completion of our IPO, the Primary Warrant was automatically exercised in full at an exercise price per share of $13.6088, and we issued to Acacia 2,150,335 shares of our common stock in exchange for cash proceeds of $29.3 million.

Upon the exercise in full of the Primary Warrant in connection with our IPO, we issued to Acacia a five year warrant to purchase 809,400 shares of our common stock at an exercise price per share of $13.6088 (the “10% Warrant”), with fifty percent of the shares underlying the 10% Warrant vesting as of the issuance of the 10% Warrant and the remaining fifty percent of the shares vesting on the first anniversary of the issuance date of the 10% Warrant.

Bridge Loan Financing

In March 2017, we entered into a Note Purchase Agreement with Acacia and Veritone LOC I, LLC (“VLOC”), (collectively the “Bridge Loan Lenders”), which provided for an $8 million line of credit pursuant to secured convertible notes that accrued interest at the rate of eight percent (8%) per year, compounded quarterly (the “Bridge Loan”). The Bridge Loan was secured by a security interest in substantially all of our assets, which was of equal priority to the security interest of Acacia under the Acacia Note. We borrowed the initial $2 million installment under the Bridge Loan in March 2017, and we borrowed the second $2 million installment in April 2017. Prior to the completion of our IPO, the Bridge Loan Lenders exercised their options to advance the $4 million remaining under the Bridge Loan. Upon the completion of our IPO, the $8 million of principal and all accrued interest under the Bridge Loan were automatically converted into 590,717 shares of our common stock at a conversion price per share of $13.6088.

In connection with the Bridge Loan, we issued 120,000 shares of our common stock to the Bridge Loan Lenders upon the execution of the Note Purchase Agreement. In addition, in connection with the funding of the $8 million principal amount of the Bridge Loan, we issued to the Bridge Loan Lenders an aggregate of 180,000 shares of our common stock and warrants to purchase an aggregate of 240,000 shares of our common stock. Such warrants were automatically adjusted upon completion of the IPO to be exercisable to purchase an aggregate of 313,440 shares of our common stock (representing 1.5% of our fully diluted shares outstanding immediately following completion of our IPO) at an exercise price per share of $13.6088, and have a ten-year life.

Redeemable Convertible Preferred Stock

Upon completion of our IPO in May 2017, our Series B preferred stock, which had a liquidation preference of $18.7 million, was automatically converted into 2,309,135 shares of our common stock, and our Series A preferred stock, which had a liquidation preference of $8.6 million, was automatically converted into 2,922,798 shares of our common stock.

Common Stock Offerings

In May 2017, we completed an underwritten IPO of 2,500,000 shares of our common stock at an IPO price per share to the public of $15.00, pursuant to which we raised net proceeds of approximately $32.6 million, after deducting underwriting discounts and commissions and offering costs of approximately $4.9 million. Upon completion of our IPO, all outstanding principal and accrued interest under the Acacia Note and the Bridge Loan were converted into shares of our common stock, the Primary Warrant was exercised in full by Acacia, and all of our outstanding shares of Series A and Series B preferred stock were converted into shares of our common stock.

In November 2017, we completed a follow-on offering of our common stock. In connection with the offering, we sold an aggregate of 1,121,250 shares of our common stock (which included the full exercise of the underwriters’ option to purchase additional shares) at $23.00 per share, for aggregate net proceeds of approximately $23.8 million after deducting underwriting discounts and commissions and offering costs of approximately $2.0 million.

Stock Repurchases

In connection with the settlement of litigation with a former employee, in January 2017, we repurchased 7,500 shares of our common stock from such employee for a purchase price of $7.50 per share, for a total purchase price of less than $0.1 million, constituting the estimated fair value of such stock at the time.

Acquisition of Assets

In December 2017, we acquired the advanced data analytics software and related intellectual property assets of Atigeo Corporation for total consideration of approximately $3.0 million. This acquisition adds proprietary machine learning capabilities to our growing body of technology and intellectual property in data science and will help us further refine our conducted learning.

Net Loss Carryforwards

At December 31, 2017, we had federal and state net operating loss carryforwards (“NOLs”), of approximately $62.0 million and $61.8 million, respectively. If not utilized, the federal and state NOLs will expire at various dates beginning in 2034. At present, we believe that it is more likely than not that the federal and state NOLs will not be realized. Accordingly, a full valuation allowance, in the amount of $18.3 million, has been established against our net deferred tax assets, including our NOLs, as of December 31, 2017.

In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” (generally defined as a greater-than-50 percentage point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three-year period) is subject to limitations on its ability to utilize its pre-change NOLs to offset post-change taxable income. Our existing NOLs may be subject to limitations arising from previous ownership changes, and our ability to utilize NOLs could be further limited by Section 382 of the Code. In addition, future changes in our stock ownership, some of which may be outside of our control, could result in an ownership change under Section 382 of the Code. The amount of such limitations, if any, has not been determined.

There is also a risk that due to other future regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs, even if we attain profitability.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events that affect amounts reported in our consolidated financial statements and related notes, as well as the related disclosure of contingent assets and liabilities at the date of the financial statements. Management evaluates its accounting policies, estimates, and judgments on an on-going basis. Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions and conditions.

Management evaluated the development and selection of its critical accounting policies and estimates and believes that the following involve a higher degree of judgment or complexity and are most significant to reporting our results of operations and financial position, and are therefore discussed as critical. The following critical accounting policies reflect the significant estimates and judgments used in the preparation of our consolidated financial statements. With respect to critical accounting policies, even a relatively minor variance between actual and expected experience can potentially have a materially favorable or unfavorable impact on subsequent results of operations. More information on our significant accounting policies can be found in Note 2 to our audited consolidated financial statements included in Part II, Item 8 (Financial Statements and Supplementary Data).

Revenue Recognition

As described below, significant management judgment must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of revenue recognized or deferred for any period, if management made different judgments.

Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) all obligations have been performed pursuant to the terms of the agreement, (iii) amounts are fixed or determinable and (iv) collectability of amounts is reasonably assured.

We make estimates and judgments when determining whether the collectibility of receivables from customers is reasonably assured. We assess the collectibility of receivables based on a number of factors, including past transaction history and the creditworthiness of customers. If it is determined that collection is not reasonably assured, the revenue is recognized when collectibility becomes reasonably assured, assuming all other revenue recognition criteria have been met, which is generally upon receipt of cash for transactions where collectibility may have been an issue. Management’s estimates regarding collectibility impact the actual revenues recognized each period and the timing of the recognition of revenues. Our assumptions and judgments regarding future collectibility could differ from actual events and thus materially impact our financial position and results of operations.

Depending on the complexity of the underlying revenue arrangement and related terms and conditions, significant judgments, assumptions and estimates may be required to determine when substantial delivery of contract elements has occurred, whether any significant ongoing obligations exist subsequent to contract execution, whether amounts due are collectible and the appropriate period or periods in which, or during which, the completion of the earnings process occurs. Depending on the magnitude of specific revenue arrangements, if different judgments, assumptions and estimates are made regarding contracts executed in any specific period, our periodic financial results may be materially affected.

Media Agency Revenue

We generate revenues primarily from services performed for clients under our advertising contracts. Our advertising contracts typically provide for us to receive a percentage of the total dollar amount of the advertising placements of our media agency clients, and generally may be cancelled by our clients upon 30- to 90-day prior written notice. This percentage is our commission rate, and our standard rate is 15%, with discounts for high-volume clients. Our net commission rate typically ranges between 10% and 12%.

Under the most common billing arrangements, we bill clients for the gross costs of the advertisement, which is set by the media broadcaster, less any discounts based on negotiated commission rates. We remit to the broadcaster the gross amount less the standard commission deducted by the broadcaster. We record the commission amount negotiated with the client as media agency revenue. Media agency revenue is recognized when the advertisement is aired by the broadcaster in accordance with the client arrangement. Pursuant to our advertising contracts, we are deemed to be an agent and, as such, under generally accepted accounting principles, we record revenues on a net basis, whereby the costs charged by the media providers for the advertisements are netted against the gross revenues received from our clients for the media placements.

Expenditures billable to clients are comprised primarily of production and media costs that we have incurred, and the associated fees that we have earned, but that have not yet been billed to clients. Our media agency clients are sometimes required to make a deposit for or pre-pay their media advertising plan. Such amounts are reflected as client advances on our consolidated balance sheets until all revenue recognition criteria have been met.

AI Platform Revenue

We derive our AI platform revenues from a variety of arrangements:

SaaS Agreements: We enter into SaaS agreements with customers for access to and use of our aiWARE platform. These agreements typically have terms of one year, with renewal options and, in many cases, include the processing of a specified amount of data. The key terms of these agreements include the applications and features of the platform that will be provided, the amount of data that will be processed, the number and classes of cognitive engines that will be used to process the data, the number of licensed users, and the associated service fees. The service fees under these arrangements are generally invoiced monthly in advance. We recognize the net revenues under these arrangements ratably over the contract term. In some cases, the amount of monthly service fees payable under a SaaS agreement represents a percentage of the total spend for advertisements that we place on the customer’s broadcast network during the month. For these arrangements, we deduct the service fees earned from our payment due to the broadcaster, and we recognize the net revenues in the month in which the associated advertisements are aired.

Separate Processing Fees: We also provide cognitive processing through our AI platform to customers, either in addition to the amounts of processing (if any) included in their SaaS agreements or under separate agreements, as and when processing of data is required by customers. Such processing is performed at agreed upon rates (generally a rate per hour of media processed) based on the classes and numbers of cognitive engines used in processing the data. We generally invoice processing fees on a monthly basis in arrears; however, certain customers may purchase a specified dollar amount of processing in advance. We recognize the net revenues for processing in the period(s) in which the processing is performed.

Software Licenses: The hybrid version of our aiWARE platform is installed on a third-party device that is sold to customers of the third party. The software is licensed for a monthly fee, and such customers generally pay the fees for processing of their data separately. We record the net revenues relating to the licenses of such software each month, commencing with the month in which the third party completes the installation of the hardware device that contains our software.

In each of these arrangements, we recognize revenue only when we have evidence that an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is reasonably assured. Our customer contracts do not contain general rights of return. However, credits may be issued to customers on a case-by-case basis.

In cases in which our SaaS offerings, software licenses and/or cognitive processing services are sold through independent third parties, such as resellers and distributors, any discounts below standard prices that are provided to such third parties are reflected as reductions in net revenue.

Stock-Based Compensation Expense

Prior to our IPO, we considered objective and subjective factors to determine the best estimate of fair value of our common stock, including the following factors:

•	our business, financial condition, results of operations and recent achievements and milestones;

•	our performance in relation to the performance and market value of public companies that are deemed comparable to our company;

•	the likelihood of achieving a liquidity event, such as an IPO or sale of our company;

•	the terms of the Investment Agreement with Acacia, which was completed in August 2016; and

•	third-party valuations of our common stock.

To determine the fair value of our common stock underlying stock option and restricted stock awards, we determined our total equity value and allocated that value to each equity element of our capital structure.

We completed valuations of our common stock as of December 2015, April 2016, August 2016 and December 2016. The December 2015 and April 2016 valuations assumed that our company would remain a private company. Following the Acacia investment in August 2016 in which we agreed to use our best efforts to complete an IPO of our common stock, the August 2016 and December 2016 valuations incorporated an assumption that we would complete an IPO of our common stock in 2017.

We account for stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation. Under the fair value recognition provision of ASC 718, stock-based compensation expense is estimated at the grant date based on the fair value of the award. We estimate the fair value of stock options, as well as purchase rights under our Employee Stock Purchase Plan, using the Black-Scholes-Merton option pricing model. Following our IPO in May 2017, the fair values of restricted stock and restricted stock unit awards are based on the closing market price of our common stock on the date of grant.

Determining the appropriate fair value of stock options at the grant date requires significant judgment, including estimating the volatility of our common stock and the expected term of the awards. We estimate volatility based on the historical volatility of the shares of our publicly-traded peers over the expected term, until sufficient information regarding the volatility of our shares of common stock becomes available. The expected term represents the period of time that stock options are expected to be outstanding and is determined using the simplified method. The simplified method defines the expected term as the average of the contractual term of the options and the vesting period for all tranches. The risk-free rate is based on the implied yield of U.S. Treasury notes as of the grant date with a remaining term approximately equal to the expected term of the award.

Stock-based compensation expense is recorded only for those awards expected to vest. In determining the amount of stock-based compensation expense to be recorded, we take into account estimated forfeitures, considering several factors, including types of awards, awardee class, and historical pre-vesting forfeiture data. In addition, certain of our stock-based awards vest based upon the achievement of performance conditions established by the Compensation Committee of our Board of Directors. Until we have determined that the performance conditions have been met, the amount of expense that we record related to performance-based awards is estimated based on the likelihood of achieving the performance conditions. The fair value of stock-based awards, adjusted for estimated forfeitures (and adjusted for estimated or actual achievement of performance conditions in the case of awards having performance-based vesting conditions), is amortized using the straight-line attribution method over the requisite service period of the award, which is generally the vesting period.

The estimation of stock awards that will ultimately vest requires judgment, and to the extent that actual results differ from our estimates, such amounts will be recorded as cumulative adjustments in the period in which our estimates are revised or the awards actually vest. If actual results differ significantly from our estimates, stock-based compensation expense and our results of operations could be materially impacted.

Tax benefits related to stock-based compensation are recognized as a reduction to deferred taxes until the related tax deductions reduce current income taxes. When such event occurs, the tax benefits are then recognized through additional paid in capital. We allocate the tax benefits based on the provisions in the tax laws that identify the sequence in which the amounts are utilized for tax purposes.

Accounting for Income Taxes

We account for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are established for temporary differences between the financial statement carrying amounts and the tax bases of our assets and liabilities using statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered.

We assess the likelihood that the deferred tax assets will be recovered from future taxable income and, if recovery is not more likely than not, we establish a valuation allowance to reduce the deferred tax assets to the amounts expected to be realized. Realization of the deferred tax assets is dependent on us generating sufficient taxable income in future years to obtain a benefit from the reversal of temporary differences and from net operating losses. Due to uncertainties related to our ability to utilize our deferred tax assets in future periods, we have recorded a full valuation allowance against our net deferred tax assets, in the amount of $18.3 million, as of December 31, 2017. These assets primarily consist of NOLs.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and our valuation allowance. In assessing the need for a valuation allowance, management has considered both the positive and negative evidence available, including but not limited to, estimates of future taxable income and related probabilities, estimates surrounding the character of future income and the timing of realization, consideration of the period over which our deferred tax assets may be recoverable, our prior history of net losses, projected future outcomes, industry and market trends and the nature of existing deferred tax assets. In management’s judgment, any positive indicators are outweighed by the uncertainties surrounding our estimates and judgments of potential future taxable income, due primarily to uncertainties surrounding the timing of realization of future taxable income. In the event that actual results differ from these estimates or we adjust these estimates should we believe we would be able to realize these deferred tax assets in the future, an adjustment to the valuation allowance would increase income in the period such determination was made.

We utilize a two-step approach to recognizing and measuring uncertain tax positions. The first step is to determine whether the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes. If the first test is met, then the second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. As of December 31, 2017 and 2016, no liabilities were required to be recorded related to tax positions taken.

The Tax Cuts and Jobs Act (the “Tax Reform”) was enacted in December 2017. Among other things, the primary provision of the Tax Reform impacting us is the reduction to the U.S. corporate income tax rate from 35% to 21%. The change in tax law required us to remeasure existing net deferred tax assets using the lower rate in the period of enactment resulting in an income tax expense of approximately $10 million in the year ended December 31, 2017. This expense was fully offset by a corresponding reduction in our valuation allowance. We have reported provisional amounts for the income tax effects of the Tax Reform for which the accounting is incomplete but a reasonable estimate could be determined. There were no amounts accounted for by us under the prior tax law for which the specific impact of the Tax Reform could not be reasonably estimated. Based on a continued analysis of the estimates and further guidance on the application of the law, it is anticipated that additional revisions may occur throughout the allowable measurement period.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, ASU, No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (ASU 2014-09), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount that the entity expects to be entitled to receive when products are transferred to customers. Subsequently, the FASB has issued the following standards related to ASU 2014-09: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (ASU 2016-08); ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (ASU 2016-10); and ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (ASU 2016-12). We must adopt ASU 2016-08, ASU 2016-10 and ASU 2016-12 with ASU 2014-09, collectively, the new revenue standards. The new revenue standards may be applied retrospectively to each prior period presented or prospectively with the cumulative effect recognized as of the date of adoption. The new revenue standards will be effective for us beginning in the first quarter of 2019. We are currently evaluating the impact of adopting the new revenue standards on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” The amendments under this pronouncement will change the way all leases with durations of one year or more are treated. Under this guidance, lessees will be required to capitalize virtually all leases on the balance sheet as a right-of-use asset and an associated financing lease liability or capital lease liability. The right-of-use asset represents the lessee’s right to use, or control the use of, a specified asset for the specified lease term. The lease liability represents the lessee’s obligation to make lease payments arising from the lease, measured on a discounted basis. Based on certain characteristics, leases are classified as financing leases or operating leases. Financing lease liabilities, those that contain provisions similar to capitalized leases, are amortized in the same manner as capital leases are amortized under current accounting rules, as amortization expense and interest expense in the statement of operations. Operating lease liabilities are amortized on a straight-line basis over the life of the lease as lease expense in the statement of operations. This standard will be effective for us beginning in the first quarter of 2020. We are currently evaluating the impact this standard will have on our policies and procedures pertaining to our existing and future lease arrangements, disclosure requirements and on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (ASU 2016-09). The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and treatment of forfeitures. This standard will be effective for us beginning in the first quarter of 2018. We are currently evaluating the impact of this standard on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230),” a consensus of the FASB’s Emerging Issues Task Force,” which provides guidance intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. This standard will be effective for us beginning in the first quarter of 2019, with early adoption permitted. We do not expect the adoption of this new standard to have a material impact on our consolidated statement of cash flows.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting,” which amends the scope of modification accounting for share-based payment arrangements. Under the standard, an entity should not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The current disclosure requirements in Topic 718 still applies regardless of whether an entity is required to apply modification accounting under the amendments in this update. This standard will be effective for us beginning in the first quarter of 2018. We are currently evaluating the impact of this standard on our consolidated financial statements.

Results of Operations

The following table sets forth our results of operations for the periods presented as a percentage of our net revenues for those periods. The period-to-period comparisons of our historical results are not necessarily indicative of the results that may be expected in the future.

	Year Ended December 31,
	2017	2016
Consolidated Statements of Operations Data:
Net revenues	100.0%	100.0%
Cost of revenue	7.4	17.7

Gross profit	92.6	82.3

Operating expenses:
Sales and marketing	102.0	92.9
Research and development	96.9	88.6
General and administrative	218.1	167.6

Total operating expenses	417.0	349.1

Loss from operations	(324.4)	(266.8)
Other expense, net	(89.0)	(35.8)

Loss before provision for income taxes	(413.5)	(302.7)
Provision for income taxes	—	0.1

Net loss	(413.5)	(302.8)
Accretion of redeemable convertible preferred stock	(31.0)	(36.0)

Net loss attributable to common stockholders	(444.5)	(338.7)

Year Ended December 31, 2017 Compared With Year Ended December 31, 2016

Net Revenues

	Year Ended December 31,
In thousands, except percentages	2017	2016	$ Change	% Change
Media Agency revenues, net	$12,949	$8,404	$4,545	54.1%
AI Platform revenues	1,464	507	957	188.8%

Net revenues	$14,413	$8,911	$5,502	61.7%

The year-over-year increase in net revenues was due primarily to an increase in our Media Agency revenues of $4.5 million, or approximately 54%, in 2017 compared with the prior year period, attributable primarily to the addition of a significant new client and increased business with other existing and new clients, as well as the additional revenue generated from our digital advertising services. Contributing to the year-over-year increase in net revenues was an increase in AI Platform revenues of $1.0 million, or approximately 189%, compared with the prior year period. This increase was attributable primarily to new accounts in the media market. In 2017, we processed 2.87 million hours of video or audio content, compared with 1.15 million hours in 2016, an increase of 151%.

Our Media Agency Business has experienced volatility in our net revenues due to a number of factors, including (i) the timing of new large account wins, (ii) the loss of customers who choose to replace our services by bringing their advertising placement in-house, (iii) customers who experience reductions in their advertising budgets due to issues with their own business, (iv) losses of customers who change providers from time to time based largely on pricing, and (v) the seasonality of the campaigns for certain large customers. We expect our net revenues from this business to continue to experience some degree of volatility for the foreseeable future.

Gross Profit and Margin

	Year Ended December 31,
In thousands, except percentages	2017	2016	$ Change	% Change
Gross profit	$13,343	$7,334	$6,009	81.9%

Gross margin	92.6%	82.3%		10.3%

Gross profit in the year ended December 31, 2017 increased 82% compared with the prior year period, primarily as a result of the significant increase in our net revenues. Gross margin increased year-over-year due primarily to the increase in Media Agency net revenues, which has a higher gross margin.

In our AI Platform Business, gross margin is impacted by fees charged by our vendors for cloud infrastructure and to process and store media in our platform. Our arrangements with cloud infrastructure providers typically require us to pay fees that are based on computing time, data storage and transfer volumes, and reserved computing capacity. We also pay fees to third-party providers of cognitive engines, which are generally based upon the hours of media processed through their engines. In our Media Agency Business, gross margin is impacted by production costs relating to advertising content.

Operating Expenses

	Year Ended December 31,
In thousands, except percentages	2017	2016	$ Change	% Change
Sales and marketing	$14,699	$8,279	$6,420	77.5%
Research and development	13,970	7,900	6,070	76.8
General and administrative	31,436	14,935	16,501	110.5

Total operating expenses	$60,105	$31,114	$28,991	93.2

Sales and Marketing. The increase in sales and marketing expense in the year ended December 31, 2017 compared with the prior year period was due primarily to increased personnel costs of $4.8 million (driven by an 81% net increase in average month-end headcount in the current year period) and consulting costs of $0.6 million resulting from the expansion of sales and marketing efforts. In addition, our sales and marketing expenses in our Media Agency Business increased year-over-year, due primarily to increases in variable compensation resulting from the year-over-year increase in net revenues, and to the addition of employees to support the increased business volume.

We intend to continue to invest in sales and marketing in order to drive greater awareness of our aiWARE platform, pursue opportunities and gain customers in our target markets in order to grow our AI Platform Business. As such, we expect that our sales and marketing expenses will continue to increase in the future.

Research and Development. The increase in research and development expense in the year ended December 31, 2017 compared with the prior year period was attributable primarily to an increase in our personnel costs of $5.7 million, resulting from a 61% net increase in average month-end headcount in the current year period, as we enhance our existing products and develop new products and other technical functionality.

We intend to continue to invest in the development of our AI capabilities and enhancement of our aiWARE platform and services and expect that our research and development expenses will continue to increase in the future.

General and Administrative. The increase in general and administrative expense in the year ended December 31, 2017 compared with the prior year period was due primarily to an increase in our stock-based compensation expense of $13.6 million, and to additional personnel costs associated with a 19% net increase in our average month-end headcount to support the expected growth of our business. The year-over-year increase in stock-based compensation expense was due primarily to $9.3 million of expense recorded in 2017 relating to performance-based stock options awarded to our Chief Executive Officer and our President in May 2017, as the performance condition applicable to such stock options was achieved in September 2017, as well as stock-based compensation expense related to additional stock options granted to our executives and other employees in 2017.

We expect that we will incur additional general and administrative expenses in the future to support the growth of our business and meet the increased compliance requirements associated with international expansion and our operation as a public company.

Other Expense, Net

Other expense, net of $12.8 million and $3.2 million in the years ended December 31, 2017 and 2016, respectively, was comprised primarily of the following:

Fiscal 2017:

•	Interest expense, which included debt discount amortization and debt issuance cost amortization, from the beginning of the year through the date that the related debt instruments were converted to common stock, resulted in net expense of $4.0 million;

•	Upon the exercise in full of the Primary Warrant in connection with our IPO, we issued to Acacia the 10% Warrant. We recorded an expense of $5.8 million relating to this warrant upon its issuance, representing its fair value;

•	The net book value of debt discounts and issuance costs were written off when the related debt was converted into common stock in connection with our IPO, resulting in an expense of $7.3 million;

•	Common stock and warrants were issued to the Bridge Loan Lenders under the terms of the Bridge Loan agreements, and we recorded an expense of $2.9 million relating to such shares and warrants, representing their fair value; and

•	Upon the exercise of the Primary Warrant in connection with our IPO, the carrying value of this warrant, which was reflected as a liability, was reversed, resulting in a gain of $7.1 million.

Fiscal 2016:

•	Interest expense, which included debt discount amortization and debt issuance cost amortization, resulted in expense of $3.9 million;

•	Gain of $0.9 million resulting from the change in the fair value of warrant liability in connection with the Primary Warrant; and

•	Write-off of deferred legal fees of $0.2 million in connection with the Primary Warrant.

Seasonality

We have historically experienced occasional seasonality in our Media Agency Business, which is due primarily to the seasonal nature of some of our customers’ advertising activities. As such, our revenue levels in our Media Agency Business are impacted by the timing of particular advertising campaigns of our major customers, which can and do vary from period to period.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents and marketable securities, which totaled $69.1 million as of December 31, 2017, compared with our cash and cash equivalents of $12.1 million as of December 31, 2016. The increases in our cash and cash equivalents and marketable securities balances in 2017 were due primarily to the net proceeds from our IPO completed in May 2017 and our follow-on common stock offering completed in November 2017, the exercise of the Primary Warrant, and borrowings under the Bridge Loan. We received net proceeds of $89.7 million from such events, after deducting underwriting discounts and offering and issuance expenses.

Cash Flow Analysis

A summary of our operating, investing and financing activities is shown in the following table:

In thousands	Year Ended December 31,
	2017	2016
Cash used in operating activities	$(31,911)	$(26,755)
Cash used in investing activities	(44,327)	(137)
Cash provided by financing activities	93,705	19,773

Net increase (decrease) in cash and cash equivalents	$17,467	$(7,119)

Cash Used in Operating Activities

Our operating activities used cash of $31.9 million in 2017 and $26.8 million in 2016. Our net loss increased by $32.6 million in 2017 compared with the prior year, due primarily to higher personnel costs in sales and marketing and research and development to develop our aiWARE platform. Our net loss in 2017 included three significant categories of non-cash expenses: (1) stock-based compensation expense of $16.1 million; (2) net expenses related to our IPO that totaled $8.9 million, and (3) accrued interest expense (which was converted to common stock at the time of our IPO) and related amortization of debt discounts and debt issuance costs related to debt outstanding prior to our IPO, which totaled $4.0 million.

The net loss in 2016 included noncash charges of $3.5 million, due primarily to amortization of debt discounts and issuance costs and intangible assets impairment charges, offset in part by the change in fair value of a warrant liability. Also in 2016, we used cash to pay media outlets for advertisements placed in 2015; we had received prepayments in 2015 from our customers.

Cash Used in Investing Activities

Our investing activities used cash of $44.3 million in 2017, due primarily to $39.9 million in purchases of marketable securities, as we invested a significant portion of the net proceeds received from our common stock offerings and the exercise of the Primary Warrant, and the $3.0 million purchase consideration paid for the assets acquired from Atigeo Corporation in December 2017.

Cash Provided by Financing Activities

Our financing activities provided cash of $93.7 million in 2017, due primarily to the $56.5 million in net proceeds received from our common stock offerings ($32.6 million from our IPO and $23.9 million from our follow-on offering), $29.3 million in proceeds received from the exercise of the Primary Warrant, and $8.0 million in borrowings under the Bridge Loan. Cash provided by our financing activities of $19.8 million in 2016 was attributable primarily to the $20.0 million in proceeds received from the issuance of the Acacia Note.

Capital Resources

In 2016, we issued the Acacia Note (see discussion under the heading “Acacia Investment” on page 41). At December 31, 2016, the Acacia Note had a carrying value of $13.4 million, net of unamortized deferred discounts and issuance costs of $6.9 million. Upon the completion of our IPO in May 2017, the outstanding principal balance of $20 million and the accumulated accrued interest of $0.7 million under the Acacia Note were converted into shares of our common stock.

In March 2017, we entered into the Bridge Loan (see discussion under the heading “Bridge Loan Financing” on page 42). In March and April 2017, we borrowed a total of $4 million under the Bridge Loan, and in connection with our IPO in May 2017, the Bridge Loan Lenders elected to fund the remaining undrawn $4 million under the Bridge Loan. Upon the completion of our IPO, the $8 million principal amount under the Bridge Loan and the accumulated accrued interest of less than $0.1 million were automatically converted into shares of our common stock.

We currently have no available lines of credit for future borrowings.

We have generated significant losses since inception and expect to continue to generate losses for the foreseeable future. However, we believe that our current cash and cash equivalents and marketable securities balances will be sufficient to fund our cash requirements for the next twelve months and beyond. We have no present agreements or commitments with respect to any material acquisitions of other businesses or technologies or any other material capital expenditures. We will continue to evaluate potential acquisitions of and/or investments in companies or technologies that complement our business and may make such acquisitions and/or investments in the future. Accordingly, we may need to obtain additional sources of capital in the future to finance any such acquisitions and/or investments. We may not be able to obtain such financing on commercially reasonable terms, if at all. If we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing.

Debt Obligations

As discussed above, upon the completion of our IPO, the $20 million principal and accrued interest under the Acacia Note and the $8 million in borrowings and accrued interest under the Bridge Loan were converted into shares of our common stock. We had no outstanding debt obligations as of December 31, 2017.

Contractual Obligations

As a smaller reporting company, we are not required to provide the information required by Item 303(a)(5) of Regulation S-K.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

Jumpstart Our Business Startups Act of 2012 (JOBS Act)

In April 2012, the JOBS Act was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of such extended transition period. Section 107 of the JOBS Act provides that we can elect to opt out of the extended transition period at any time, which election is irrevocable. We are in the process of evaluating the benefits of relying on other exemptions and reduced reporting requirements under the JOBS Act. Subject to certain conditions, as an emerging growth company, we may rely on certain of these exemptions, including without limitation, (i) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (ii) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more, (ii) the last day of the fiscal year following the fifth anniversary of our IPO, (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt over a three-year period, or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information required by Item 305 of Regulation S-K.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Veritone, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Veritone, Inc. (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Marcum LLP

/s/ Marcum LLP

We have served as the Company’s auditor since 2016.

Irvine, California

March 9, 2018

VERITONE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share and share data)

	As of December 31,
	2017	2016
ASSETS
Cash and cash equivalents	$29,545	$12,078
Marketable securities	39,598	—
Accounts receivable, net of allowance for doubtful accounts of $38 and $0, respectively	7,691	4,834
Expenditures billable to clients	4,163	3,384
Prepaid expenses and other current assets	2,808	1,071

Total current assets	83,805	21,367
Property, equipment and improvements, net	680	68
Intangible assets, net	3,026	—
Other assets	1,047	913

Total assets	$88,558	$22,348

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts payable	$13,338	$12,321
Accrued media payments	5,999	6,777
Client advances	3,477	1,841
Other accrued liabilities	4,442	3,060
Convertible note payable, net of discounts and issuance costs of $0 and $6,898, respectively	—	13,388
Warrant liability	—	7,114

Total current liabilities	27,256	44,501
Other liabilities	—	22

Total liabilities	27,256	44,523

Commitments and contingencies (Note 7)
Redeemable convertible preferred stock:
Series B Preferred Stock, par value $0.001 per share; no shares authorized, issued and outstanding at December 31, 2017, and 3,092,781 shares authorized, issued and outstanding at December 31, 2016 (aggregate liquidation preference of $18,138 at December 31, 2016)	—	17,897
Series A Preferred Stock, par value $0.001 per share; no shares authorized, issued and outstanding at December 31, 2017, and 5,666,667 shares authorized, 3,914,697 shares issued and outstanding at December 31, 2016 (aggregate liquidation preference of $8,353 at December 31, 2016)	—	5,453

Total redeemable convertible preferred stock	—	23,350

Stockholders’ equity (deficit):
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized at December 31, 2017; no shares issued and outstanding at December 31, 2017	—	—
Common stock, par value $0.001 per share; 75,000,000 and 38,500,000 shares authorized at December 31, 2017 and 2016, respectively; 16,158,883 and 2,620,803 shares issued and outstanding at December 31, 2017 and 2016, respectively	16	4
Additional paid-in capital	170,728	(293)
Accumulated deficit	(109,307)	(45,236)
Accumulated other comprehensive loss	(135)	—

Total stockholders’ equity (deficit)	61,302	(45,525)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$88,558	$22,348

The accompanying notes are an integral part of these consolidated financial statements.

VERITONE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share and share data)

	For the Years Ended December 31,
	2017	2016
Net revenues	$14,413	$8,911
Cost of revenues	1,070	1,577

Gross profit	13,343	7,334

Operating expenses:
Sales and marketing	14,699	8,279
Research and development	13,970	7,900
General and administrative	31,436	14,935

Total operating expenses	60,105	31,114

Loss from operations	(46,762)	(23,780)
Other expense, net	(12,833)	(3,193)

Loss before provision for income taxes	(59,595)	(26,973)
Provision for income taxes	6	6

Net loss	(59,601)	(26,979)
Accretion of redeemable convertible preferred stock	(4,470)	(3,204)

Net loss attributable to common stockholders	$(64,071)	$(30,183)

Basic and diluted net loss per share	$(6.20)	$(14.59)

Weighted-average shares used to compute basic and diluted net loss per share	10,332,593	2,068,334

Comprehensive loss:
Net loss	$(59,601)	$(26,979)
Unrealized loss on marketable securities, net of income taxes	(134)	—
Foreign currency translation adjustments, net of income taxes	(1)	—

Total comprehensive loss	$(59,736)	$(26,979)

The accompanying notes are an integral part of these consolidated financial statements.

VERITONE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance as of December 31, 2015	1,301,249	$2	$(4,527)	$(15,053)	$—	$(19,578)
Stock issued to dissenting stockholder	106,420	—	159	—	—	159
Exercise of options	51,504	—	77	—	—	77
Issuance of warrants	—	—	458	—	—	458
Beneficial conversion feature	—	—	1,812	—	—	1,812
Stock-based compensation expense	961,835	2	1,728	—	—	1,730
Restricted stock issued	199,795	—	—	—	—	—
Accretion of redeemable convertible preferred stock	—	—	—	(3,204)	—	(3,204)
Net loss	—	—	—	(26,979)	—	(26,979)

Balance as of December 31, 2016	2,620,803	4	(293)	(45,236)	—	(45,525)
Common stock offerings	3,621,250	4	56,338	—	—	56,342
Conversion of Series B preferred stock	2,309,135	2	18,666	—	—	18,668
Conversion of Series A preferred stock	2,922,798	3	8,595	—	—	8,598
Exercise of Primary Warrant	2,150,335	2	29,261	—	—	29,263
Conversion of Acacia Note and accrued interest	1,523,746	1	20,736	—	—	20,737
Conversion of Bridge Loan and accrued interest	590,717	—	8,045	—	—	8,045
Common stock issued to Bridge Loan Lenders	300,000	—	3,666	—	—	3,666
Restricted stock issued, net of forfeitures and shares withheld for taxes upon vesting	22,963	—	(33)	—	—	(33)
Common stock repurchased	(7,500)	—	(56)	—	—	(56)
Exercise of options	80,829	—	131	—	—	131
Issuance of warrants	—	—	8,658	—	—	8,658
Beneficial conversion feature	—	—	554	—	—	554
Modification of warrants	—	—	371	—	—	371
Stock-based compensation expense	23,807	—	16,089	—	—	16,089
Accretion of redeemable convertible preferred stock	—	—	—	(4,470)	—	(4,470)
Net loss	—	—	—	(59,601)	—	(59,601)
Other comprehensive loss	—	—	—	—	(135)	(135)

Balance as of December 31, 2017	16,158,883	$16	$170,728	$(109,307)	$(135)	$61,302

The accompanying notes are an integral part of these consolidated financial statements.

VERITONE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(59,601)	$(26,979)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	253	151
Intangible asset impairment charges	—	500
Amortization of debt discounts and issuance costs	3,740	3,604
Costs of warrants issued at IPO	5,790	—
Write-off of debt discounts and issuance costs at IPO	10,132	—
Change in fair value of warrant liability	(7,114)	(950)
Stock issued to dissenting shareholder	—	159
Stock-based compensation expense	16,089	1,730
Provision for doubtful accounts	107	—
Changes in assets and liabilities:
Accounts receivable	(2,964)	1,257
Expenditures billable to clients	(779)	(2,164)
Prepaid expenses and other current assets	(1,620)	(305)
Accounts payable	1,017	(9,188)
Accounts media payments	(778)	6,721
Client advances	1,636	(3,005)
Other accrued liabilities	2,181	1,714

Net cash used in operating activities	(31,911)	(26,755)

Cash flows from investing activities:
Purchases of marketable securities	(39,850)	—
Capital expenditures	(664)	(37)
Intangibles assets acquired	(3,034)	—
Deposits for operating leases	(779)	—
Other	—	(100)

Net cash used in investing activities	(44,327)	(137)

Cash flows from financing activities:
Net proceeds from common stock offerings	56,468	—
Proceeds from exercise of Primary Warrant	29,263	—
Proceeds received under the Bridge Loan Agreement	8,000	—
Proceeds from issuance of convertible note payable	—	20,000
Proceeds from the exercise of stock options	131	77
Deferred common stock offering costs	—	(136)
Debt issuance costs	(68)	(168)
Other	(89)	—

Net cash provided by financing activities	93,705	19,773

Increase (decrease) in cash and cash equivalents	17,467	(7,119)
Cash and cash equivalents, beginning of year	12,078	19,197

Cash and cash equivalents, end of year	$29,545	$12,078

Supplemental Disclosure of Cash Flow Information
Cash paid during the periods for:
Income taxes	$6	$13
Non-cash investing and financing activities:
Conversion of convertible notes payable, including accrued interest, to common stock	$28,782	$—
Conversion of redeemable convertible preferred stock to common stock	$27,266	$—
Unpaid deferred common stock offering costs	$126	$316

The accompanying notes are an integral part of these consolidated financial statements.

VERITONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data and percentages)

NOTE 1. DESCRIPTION OF BUSINESS

Veritone, Inc., a Delaware corporation (“Veritone”) (together with its wholly owned subsidiaries, collectively, the “Company”), is a provider of artificial intelligence (“AI”) computing solutions. The Company has developed aiWARE™, a proprietary AI operating system that unlocks the power of cognitive computing to transform audio, video and other unstructured data and analyze it in conjunction with structured data in a seamless, orchestrated and automated manner to generate actionable intelligence. The Company’s aiWARE platform (“AI platform”) integrates and orchestrates an open ecosystem of best-of-breed cognitive engines, together with a suite of powerful applications, to reveal valuable multivariate insights from vast amounts of structured and unstructured data. The platform stores the cognitive engine results in a time-correlated database, creating an online, searchable index of audio and video data that enables analysis and automated business solutions. Because of its open architecture, additional cognitive engines can be readily added to the platform, and new applications can be added by the Company or third parties to leverage the platform for a broad range of industries that capture or use audio, video data and other unstructured data, including, without limitation, media, legal, government, politics and other vertical markets.

In addition, the Company operates a full service advertising agency. The Company’s expertise in media buying, planning and creative development, coupled with its proprietary technology platform, enables the Company to analyze the effectiveness of advertising in a way that is simple, scalable and trackable.

Veritone was incorporated as Veritone Delaware, Inc. on June 13, 2014 and changed its name to Veritone, Inc. on July 15, 2014. In July 2014, Veritone merged with ROIM Acquisition Corp. (“RAC”), which owned all of the capital stock of ROIM, Inc. (“ROIM”). Veritone was the surviving corporation in the RAC merger and ROIM became a wholly-owned subsidiary of Veritone following that merger. At that time, Chad Steelberg and Ryan Steelberg, who are brothers, were the majority stockholders of Veritone, RAC and ROIM via direct or indirect ownership interests. Also, in July 2014, Veritone acquired all of the outstanding membership interests in NextMedium, LLC (“NM”). Chad Steelberg and Ryan Steelberg indirectly owned the majority of the membership interests in NM. The Company accounted for these transactions as mergers under common control based upon the guidance in ASC 805-50, so that the assets and liabilities of RAC, ROIM and NM were recorded by the Company at their carryover basis.

Common Stock Offerings

Initial Public Offering

On May 17, 2017, the Company completed an initial public offering (“IPO”) of its common stock. In connection with the IPO, the Company sold 2,500,000 shares of its common stock at $15 per share for aggregate net proceeds of $32,580, after deducting underwriting discounts, commissions and offering costs of $4,920.

Concurrent with the closing of the IPO, the following transactions were completed in accordance with the related agreements (see Notes 6 and 8 for additional information):

(a)	The Series B Preferred Stock, which had a liquidation preference of $18,668 and a net book value of $18,463, was automatically converted into 2,309,135 shares of the Company’s common stock;

(b)	The Series A Preferred Stock, which had a liquidation preference of $8,598 and a net book value of $6,272, was automatically converted into 2,922,798 shares of the Company’s common stock;

(c)	The Secured Convertible Promissory Note (the “Acacia Note”) payable to Acacia Research Corporation (“Acacia”), which had a principal balance of $20,000 and accrued interest of $737, was automatically converted into 1,523,746 shares of the Company’s common stock;

(d)	The five-year warrant issued to Acacia in conjunction with the Acacia Note (the “Primary Warrant”) was automatically exercised by Acacia, which resulted in the issuance of 2,150,335 shares of the Company’s common stock to Acacia in exchange for cash proceeds of $29,263, and upon exercise of the Primary Warrant, the Company issued to Acacia a five-year warrant to purchase 809,400 shares of the Company’s common stock (the “10% Warrant”);

(e)	Pursuant to the Note Purchase Agreement with Acacia and Veritone LOC I, LLC (“VLOC”) (collectively, the “Bridge Loan Lenders”), which provided for a line of credit of up to $8,000 (the “Bridge Loan”), the Bridge Loan Lenders funded the remaining undrawn amounts under the Bridge Loan, which provided cash proceeds of $4,000 to the Company. In connection with this funding, the Company issued to the Bridge Loan Lenders (a) an aggregate of 90,000 shares of its common stock, and (b) fully vested warrants to purchase 120,000 shares of common stock;

(f)	The Bridge Loan, which had a principal balance of $8,000 and accrued interest of $45, was then automatically converted into an aggregate of 590,717 shares of the Company’s common stock; and

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

Follow-on Common Stock Offering

On November 21, 2017, the Company completed a follow-on public offering of its common stock. In connection with the offering, the Company sold an aggregate of 1,121,250 shares of its common stock (which included the full exercise of the underwriters’ option to purchase additional shares) at $23 per share for aggregate net proceeds of $23,762, after deducting underwriting discounts and commissions and offering costs of $2,027.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Preparation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The consolidated financial statements include the accounts of Veritone and all of its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. The consolidated financial statements and accompanying notes are the representations of the Company’s management, who is responsible for their integrity and objectivity. In the opinion of the Company’s management, the consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. The preparation of these consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

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

The Company’s financial instruments, other than its marketable securities and stock warrants, consist primarily of cash and cash equivalents (including money market funds), accounts receivable, accounts payable and convertible notes payable. The Company has determined that the carrying values of these instruments for the periods presented approximate fair value due to their short-term nature and the relatively stable current interest rate environment.

Revenue Recognition

Media Agency

The Company’s media agency places advertisements for clients, primarily with radio broadcasters, podcasters and digital media producers. The Company negotiates its commission rates with its clients. Under the most common billing arrangements, the Company bills clients for the gross costs of the advertisement, which is set by the broadcaster, less any discounts based on negotiated commission rates. The Company remits to the broadcaster the gross amount less the standard commission deducted by the broadcaster. The commission amount negotiated with the client is recorded by the Company as media agency revenue. Media agency revenue is recognized when the advertisement is aired by the broadcaster in accordance with the client arrangement. Expenditures billable to clients are comprised primarily of production and media costs that have been incurred, and the associated fees that have been earned by the Company, but that have not yet been billed to clients.

The Company’s clients are often required to make a deposit or pre-pay the media advertising plan. Such amounts are reflected as client advances on the Company’s consolidated balance sheets until all revenue recognition criteria have been met.

AI Platform

The Company derives its AI platform revenues from a variety of arrangements:

SaaS Agreements: The Company enters into software-as-a-service (“SaaS”) agreements with customers for access to and use of its AI platform. These agreements typically have terms of one year, with renewal options and, in many cases, include the processing of a specified amount of data. The key terms of these agreements include the applications and features of the platform that will be provided, the amount of data that will be processed, the number and classes of cognitive engines that will be used to process the data, the number of licensed users, and the associated service fees. The service fees under these arrangements are generally invoiced monthly in advance. The Company recognizes the net revenues under these arrangements ratably over the contract term. In some cases, the amount of monthly service fees payable under a SaaS agreement represents a percentage of the total spend for advertisements that the Company places on the customer’s broadcast network during the month. For these arrangements, the Company deducts the service fees earned from its payment due to the broadcaster, and it recognizes the net revenues in the month in which the associated advertisements are aired.

Separate Processing Fees: The Company also provides cognitive processing through its platform to customers, either in addition to the amounts of processing (if any) included in their SaaS agreements or under separate agreements, as and when processing of data is required by customers. Such processing is performed at agreed upon rates (generally a rate per hour of media processed) based on the classes and numbers of cognitive engines used in processing the data. The Company generally invoices processing fees on a monthly basis in arrears; however, certain customers may purchase a specified dollar amount of processing in advance. The Company recognizes the net revenues for processing in the period(s) in which the processing is performed.

Software Licenses: The hybrid version of the Company’s AI platform is installed on a third-party device that is sold to customers of the third party. The software is licensed for a monthly fee, and such customers generally pay the fees for processing of their data separately. The Company records the net revenues relating to the licenses of such software each month, commencing with the month in which the third party completes the installation of the hardware device that contains the Company’s software.

In each of these arrangements, the Company recognizes revenue only when it has evidence that an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is reasonably assured. The Company’s customer contracts do not contain general rights of return. However, credits may be issued to customers on a case-by-case basis.

In cases in which the Company’s SaaS offerings, software licenses and/or cognitive processing services are sold through independent third parties, such as resellers and distributors, any discounts below standard prices that are provided to such third parties are reflected as reductions in net revenue.

Cash Equivalents and Marketable Securities

All highly liquid investments with maturities of three months or less at the date of purchase are classified as cash equivalents. The Company’s marketable securities have been classified and accounted for as available-for-sale securities. Management determines the appropriate classification of its investments at the time of purchase and reevaluates the classifications at each balance sheet date. Marketable securities are classified as short-term based on their availability for use in current operations. The Company’s marketable securities are carried at fair value, with unrealized gains and losses, net of income taxes, reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity (deficit), with the exception of unrealized losses believed to be other-than-temporary, which are reported in the Company’s consolidated statement of operations and comprehensive loss in the period in which such determination is made. The cost of securities sold is based upon the specific identification method.

Accounts Receivable and Expenditures Billable to Clients

Accounts receivable consist primarily of amounts due from customers under normal trade terms. Allowances for uncollectible accounts are recorded based upon a number of factors that are reviewed by the Company on an ongoing basis, including historical amounts that have been written off, an evaluation of current economic conditions, and an assessment of customer creditworthiness. A considerable amount of judgment is required in assessing the ultimate realization of accounts receivable.

The amounts due from clients based on costs incurred or fees earned that have not yet been billed to clients are reflected as expenditures billable to clients in the accompanying consolidated balance sheets.

Property, Equipment and Improvements

Property, equipment and improvements are stated at cost. Repairs and maintenance to these assets are charged to expense as incurred. Major improvements enhancing the function and/or useful life of the related assets are capitalized. Depreciation and amortization are computed using the straight-line method over the estimated useful lives (or lease term, if shorter) of the related assets. At the time of retirement or disposition of these assets, the cost and accumulated depreciation or amortization are removed from the accounts and any related gains or losses are recorded to earnings.

The useful lives of property, equipment and improvements are as follows:

•	Property and equipment — 3 years

•	Leasehold improvements — 5 years or the remaining lease term, whichever is shorter

The Company assesses the recoverability of property, equipment and improvements whenever events or changes in circumstances indicate that their carrying value may not be recoverable. There was no impairment of property, equipment and improvements for the periods presented.

Impairment of Long-Lived Assets

The Company reviews long-lived assets to be held and used, other than goodwill, for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If an evaluation of recoverability is required, the estimated undiscounted future cash flows directly associated with the asset are compared to the asset’s carrying amount. If the estimated future cash flows from the use of the asset are less than the carrying value, an impairment write-down would be recorded to reduce the asset to its estimated fair value.

In March 2016, the Company stopped pursuing a pending patent application for technology it acquired in 2014, and as a result, it recorded a charge of $500 in general and administrative expenses in its consolidated statement of operations and comprehensive loss for 2016 to fully impair such acquired patent. No impairment charges were recorded for the year ended December 31, 2017.

Asset Acquisitions

The Company follows the guidance in ASC 805, Business Combinations, which establishes the principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired in a transaction that is not deemed to be a business combination. The Company accounts for the consideration paid for asset acquisitions using the relative fair value method of accounting and accordingly, the acquired assets are recorded at the allocated pro rata fair values at the date of acquisition. If the purchase price of the assets differs from the total fair value of the acquired assets, the Company allocates the difference pro rata based on the relative fair values to increase or decrease the assigned value of the assets acquired, and such acquisitions do not give rise to goodwill. Any amounts allocated to definite-lived intangible assets are amortized over their estimated useful lives and are tested for impairment on an annual basis. Amounts allocated to indefinite-lived intangible assets are not amortized and are tested for impairment on an annual basis.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation. Under the fair value recognition provision of ASC 718, stock-based compensation expense is estimated at the grant date based on the fair value of the award. The Company estimates the fair value of stock options, as well as purchase rights under the Company’s Employee Stock Purchase Plan, using the Black-Scholes-Merton option pricing model. Prior to the Company’s IPO, the fair values of restricted stock awards were estimated at the date of grant by using both the option-pricing method and the probability-weighted expected return method. Following the Company’s IPO, the fair values of restricted stock and restricted stock unit awards granted by the Company are based on the closing market price of the Company’s common stock on the date of grant.

Determining the appropriate fair value of stock options at the grant date requires significant judgment, including estimating the volatility of the Company’s common stock and expected term of the awards. The Company estimates volatility based on the historical volatility of the shares of publicly-traded peers of the Company over the expected term, until sufficient information regarding the volatility of the Company’s shares of common stock becomes available. The expected term represents the period of time that stock options are expected to be outstanding and is determined using the simplified method. The simplified method defines the expected term as the average of the contractual term of the options and the vesting period for all tranches. The risk-free rate is based on the implied yield of U.S. Treasury notes as of the grant date with a remaining term approximately equal to the expected term of the award.

Certain stock-based awards granted by the Company vest based upon the achievement of performance conditions established by the Compensation Committee of the Company’s Board of Directors. Until the Company has determined that the performance conditions have been met, the amount of expense that the Company records related to performance-based awards is estimated based on the likelihood of achieving the performance conditions. Estimated forfeitures are also taken into account in determining the amount of expense recorded by the Company. The fair value of stock-based awards, adjusted for estimated forfeitures (and adjusted for estimated or actual achievement of performance conditions in the case of awards having performance-based vesting conditions), is amortized using the straight-line attribution method over the requisite service period of the award, which is generally the vesting period.

Tax benefits related to stock-based compensation are recognized as a reduction to deferred taxes until the related tax deductions reduce current income taxes. When such event occurs, the tax benefits are then recognized through additional paid in capital. The Company allocates the tax benefits based on the provisions in the tax laws that identify the sequence in which the amounts are utilized for tax purposes (see Note 11).

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred and are primarily included in sales and marketing expenses in the Company’s consolidated statements of operations and comprehensive loss. Advertising and marketing costs include online and print advertising, public relations, tradeshows, and sponsorships. For the years ended December 31, 2017 and 2016, the Company recorded expense of $1,252 and $762, respectively, for advertising and marketing costs.

Research and Development Costs and Software Development Costs

Research and development costs are expensed as incurred.

Costs related to the development of computer software to be sold, leased, or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. In most instances, the Company’s products are released soon after technological feasibility has been established and, as a result, software development costs are expensed as incurred. No software development costs were capitalized in 2017 or 2016.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are established for temporary differences between the financial statement carrying amounts and the tax bases of the Company’s assets and liabilities using statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered.

The Company assesses the likelihood that the deferred tax assets will be recovered from future taxable income and, if recovery is not more likely than not, the Company establishes a valuation allowance to reduce the deferred tax assets to the amounts expected to be realized. Realization of the deferred tax assets is dependent on the Company generating sufficient taxable income in future years to obtain a benefit from the reversal of temporary differences and from net operating losses.

The Company utilizes a two-step approach to recognizing and measuring uncertain tax positions. The first step is to determine whether the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes. If the first test is met, then the second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. As of December 31, 2017 and 2016, no liabilities were required to be recorded related to tax positions taken.

Debt Issuance Costs

The Company deferred and amortized fees paid in connection with the issuance of its convertible notes payable. These fees were amortized using a method that approximates the effective interest method over the term of the related financing. The unamortized debt issuance costs were netted against the principal amounts of the convertible notes payable.

Discounts for Debt and Redeemable Convertible Preferred Stock

The Company amortized debt discounts over the term of the debt using a method that approximates the effective interest method. The Company amortized discounts on its redeemable convertible preferred stock from the issuance date to the earliest redemption date using a method that approximates the effective interest method.

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities and accounts receivable. The Company places its cash and cash equivalents with what management believes are quality financial institutions in the United States and performs periodic evaluations of the relative credit standing of these financial institutions in order to limit the amount of credit exposure with any one institution. At times, the value of the United States deposits exceeds federally insured limits. The Company has not experienced any losses in such accounts. The majority of the Company’s marketable securities are managed by an investment management firm, under the oversight of the Company’s senior financial management team. The portfolio manager invests the funds in accordance with the Company’s investment policy, which, among other things, limits the amounts that may be invested with one issuer. Such policy is reviewed regularly by the Company’s senior financial management team and the Audit Committee of the Company’s Board of Directors.

Two customers accounted for approximately 24% and 30% of the Company’s net revenues for the years ended December 31, 2017 and 2016, respectively. These same customers accounted for $668 and $939 of the Company’s accounts receivable balance as of December 31, 2017 and 2016, respectively, which accounts receivable included production and media costs and the Company’s related commissions.

Earnings Per Share

Basic and diluted net loss per common share is presented in conformity with the two-class method. Holders of Series B and A preferred stock were each entitled to receive cumulative dividends at a rate of eight percent per year, payable prior to any dividends on the Company’s common stock. In the event a dividend was paid on common stock, the holders of redeemable convertible preferred stock were entitled to a proportionate share of any such dividend as if they were holders of common stock on an as-converted to common stock basis.

Under the two-class method, basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding. Net loss attributable to common stockholders is calculated as net loss less current period redeemable convertible preferred stock dividends and accretion. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding, including potential dilutive shares of common stock assuming the dilutive effect of redeemable convertible preferred stock and outstanding stock options, warrants and restricted stock units using the treasury stock method or if-converted method, whichever is more dilutive.

The following table presents the computation of basic and diluted net loss per common share:

	Year Ended December 31,
	2017	2016
Numerator:
Net loss	$(59,601)	$(26,979)
Accretion of redeemable convertible preferred stock	(4,470)	(3,204)

Net loss attributable to common stockholders	$(64,071)	$(30,183)

Denominator:
Weighted-average common shares outstanding	10,515,411	2,205,577
Less: Weighted-average shares subject to repurchase	(182,818)	(137,243)

Denominator for basic and diluted net loss per share attributable to common stockholders	10,332,593	2,068,334

Basic and diluted net loss per share attributable to common stockholders	$(6.20)	$(14.59)

The Company reported net losses attributable to common stockholders for all periods presented and, as such, all potentially dilutive shares of common stock would have been antidilutive for such periods. The table below presents the weighted-average securities (in common equivalent shares) outstanding during the periods presented that have been excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would be anti-dilutive:

	Year Ended December 31,
	2017	2016
Common stock options and restricted stock units	3,148,931	680,437
Warrants to purchase common stock	1,120,053	2,493,449
Shares issuable upon conversion of the convertible note payable	—	1,490,651
Redeemable convertible preferred stock	—	5,083,932

Total	4,268,984	9,748,469

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (ASU 2014-09), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount that the entity expects to be entitled to receive when products are transferred to customers. Subsequently, the FASB has issued the following standards related to ASU 2014-09: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (ASU 2016-08); ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (ASU 2016-10); and ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (ASU 2016-12). The Company must adopt ASU 2016-08, ASU 2016-10 and ASU 2016-12 with ASU 2014-09 (collectively, the new revenue standards). The new revenue standards may be applied retrospectively to each prior period presented or prospectively with the cumulative effect recognized as of the date of adoption. The new revenue standards will be effective for the Company beginning in the first quarter of 2019. The Company is currently evaluating the impact of adopting the new revenue standards on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” The amendments under this pronouncement will change the way all leases with duration of one year or more are treated. Under this guidance, lessees will be required to capitalize virtually all leases on the balance sheet as a right-of-use asset and an associated financing lease liability or capital lease liability. The right-of-use asset represents the lessee’s right to use, or control the use of, a specified asset for the specified lease term. The lease liability represents the lessee’s obligation to make lease payments arising from the lease, measured on a discounted basis. Based on certain characteristics, leases are classified as financing leases or operating leases. Financing lease liabilities, those that contain provisions similar to capitalized leases, are amortized in the same manner as capital leases are amortized under current accounting rules, as amortization expense and interest expense in the statement of operations. Operating lease liabilities are amortized on a straight-line basis over the life of the lease as lease expense in the statement of operations. This standard will be effective for the Company beginning the first quarter of 2020. The Company is currently evaluating the impact this standard will have on its policies and procedures pertaining to its existing and future lease arrangements, disclosure requirements and on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09)”. The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and treatment of forfeitures. This standard will be effective for the Company beginning in the first quarter of 2018. The Company is currently evaluating the impact of this standard on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230),” a consensus of the FASB’s Emerging Issues Task Force,” which provides guidance intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. This standard will be effective for the Company beginning in the first quarter of 2019, with early adoption permitted. The Company does not expect the adoption of this new standard to have a material impact on the Company’s consolidated statement of cash flows.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting,” which amends the scope of modification accounting for share-based payment arrangements. Under the standard, an entity should not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The current disclosure requirements in Topic 718 still applies regardless of whether an entity is required to apply modification accounting under the amendments in this update. This standard will be effective for the Company beginning in the first quarter of 2018. The Company is currently evaluating the impact of this standard on the Company’s consolidated financial statements.

NOTE 3. FINANCIAL INSTRUMENTS

Cash, Cash Equivalents and Marketable Securities

The Company’s money market funds and marketable securities are categorized as Level 1 and 2, respectively, within the fair value hierarchy. The following table shows the cost, gross unrealized losses and fair value, with a breakdown by significant investment category, of the Company’s cash, cash equivalents and marketable securities as of December 31, 2017:

	Cost	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$8,925	$—	$8,925	$8,925	$—
Level 1:
Money market funds	20,620	—	20,620	20,620	—
Level 2:
U.S. government securities	4,505	(17)	4,488	—	4,488
Commercial papers	4,959	(5)	4,954	—	4,954
Corporate debt securities	30,268	(112)	30,156	—	30,156

Subtotal	39,732	(134)	39,598	—	39,598

Total	$69,277	$(134)	$69,143	$29,545	$39,598

As of December 31, 2016, the Company had a cash and cash equivalents balance of $12,078, which comprised of $9,922 in cash and $2,156 in money market funds (Level 1).

As of December 31, 2017, the respective maturities of the Company’s marketable securities were as follows:

	Cost	Fair Value
Due in one year or less	$26,004	$25,950
Due after one year through five years	13,728	13,648

Total	$39,732	$39,598

The Company may sell certain of its marketable securities prior to their stated maturities for strategic reasons including, but not limited to, anticipation of credit deterioration and duration management. As of December 31, 2017, the Company considered the declines in market value of its marketable securities to be temporary in nature. The Company typically invests in highly-rated securities, and its investment policy generally limits the amounts that may be invested with any one issuer. The policy generally requires investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the securities portfolio.

Stock Warrants

The Company’s stock warrants are categorized as Level 3 within the fair value hierarchy. Stock warrants have been recorded at their fair value using a probability weighted expected return model. This model incorporates contractual terms, maturity, risk free rates and volatility. The value of the Company’s stock warrants would increase if a higher risk free interest rate were used, and the value of the Company’s stock warrants would decrease if a lower risk free interest rate were used. Similarly, a higher volatility assumption would increase the value of the stock warrants, and a lower volatility assumption would decrease the value of the stock warrants. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management with the assistance of a third party valuation specialist.

The following table summarizes quantitative information with respect to the significant unobservable inputs used for the Company’s Primary Warrant that is categorized within the Level 3 fair value hierarchy:

December 31, 2016
Volatility	80%
Risk free rate	1.84%
Discount for lack of marketability	20%

The following table represents a reconciliation of the Level 3 measurement of the Company’s Primary Warrant:

Balance, December 31, 2016	$7,114
Change in fair value of warrant liability	(7,114)

Balance, December 31, 2017	$—

The following table summarizes quantitative information with respect to the significant unobservable inputs used for the Company’s Acacia Note Warrants that are categorized within the Level 3 fair value hierarchy as of December 31, 2016:

	First Tranche	Second Tranche
Volatility	80%	80%
Risk free rate	1.61%	1.68%
Discount for lack of marketability	20%	20%

The total fair value of the Acacia Note Warrants in 2016 under Level 3 measurement was $507. In March 2017, in connection with the amendment of the Acacia Primary Warrant, each of these warrants was amended to provide that the exercise prices thereof shall be equal to the lower of $13.6088 or the IPO price per share. As a result, the following quantitative information was used to determine the fair value of the Company’s Acacia Note Warrants as of March 31, 2017:

	First Tranche	Second Tranche
Volatility	65%	65%
Risk free rate	1.58%	1.64%
Discount for lack of marketability	10%	10%

The total fair value of the Acacia Note warrants under Level 3 measurement increased by $334 to $841.

In connection with the funding of the Bridge Loan, in March 2017, April 2017 and May 2017, the Company issued to the Bridge Loan Lenders warrants to purchase shares of common stock. Such warrants were automatically adjusted upon completion of the IPO. The following table summarizes quantitative information with respect to the significant unobservable inputs used for the Company’s Bridge Loan Warrants which were issued to the Bridge Loan Lenders in March 2017, April 2017 and May 2017 that are categorized within the Level 3 fair value hierarchy:

Volatility	70%
Risk free rate	2.40%
Discount for lack of marketability	10%

The fair value of the Bridge Loan Warrants under Level 3 measurement was $6,534.

In May 2017, upon exercise of the Primary Warrant, the Company issued the 10% Warrant to Acacia.

The following table summarizes quantitative information with respect to the significant unobservable inputs used for the Company’s 10% Warrant that is also categorized as Level 3 within the fair value hierarchy:

May 17, 2017
Volatility	70%
Risk free rate	1.44%
Discount for lack of marketability	0%

The fair value of the 10% Warrant under Level 3 measurement was $5,790.

NOTE 4. INTANGIBLE ASSETS

In December 2017, the Company acquired the advanced data analytics software and related intellectual property assets of Atigeo Corporation for total consideration of $3,004. This acquisition adds proprietary machine learning capabilities to the Company’s growing body of technology and intellectual property in data science and will help the Company further refine its conducted learning. The Company also acquired a domain name for consideration of $30 in 2017.

These definite-lived assets will be amortized over a period of three years. During 2017, the Company recorded amortization expense of $8 related to these definite-lived assets. The following table summarizes the future estimated annual amortization expense for these assets over the next three years:

Years Ending December 31,	Minimum Annual Amortization
2018	$1,011
2019	1,011
2020	1,004

Total	$3,026

NOTE 5. CONSOLIDATED FINANCIAL STATEMENTS DETAILS

Consolidated Balance Sheets Details

Property, Equipment and Improvements, Net

Property, equipment and improvements consisted of the following:

	As of December 31,
	2017	2016
Property and equipment	$378	$164
Leasehold improvements	27	12
Construction in progress	435	—

	840	176
Less: accumulated depreciation	(160)	(108)

Property, equipment and improvements, net	$680	$68

The construction in progress balance at December 31, 2017 consisted primarily of expenditures related to the build out of office space at the Company’s headquarters, which is expected to be completed in the first half of 2018. Depreciation expense was $52 and $32 for the years ended December 31, 2017 and 2016, respectively.

Capitalized Software, Net

Capitalized software is presented in the Company’s consolidated balance sheets under other assets and consisted of the following:

	As of December 31,
	2017	2016
Capitalized software	$471	$471
Less: accumulated depreciation	(343)	(150)

Capitalized software, net	$128	$321

Amortization expense related to capitalized software was $193 and $119 during the years ended December 31, 2017 and 2016, respectively. The account balance of $128 at December 31, 2017 will be fully amortized in 2018.

Other Accrued Liabilities

Other accrued liabilities were comprised of the following:

	As of December 31,
	2017	2016
Accrued payroll and benefits	$3,117	$500
Other accruals	1,325	2,560

Total	$4,442	$3,060

Consolidated Statements of Operations and Comprehensive Loss Details

Net Revenues

Net revenues for the periods presented were comprised of the following:

	Year Ended December 31,
	2017	2016
Media agency revenues	$12,949	$8,404
AI platform revenues	1,464	507

Total net revenues	$14,413	$8,911

During the years ended December 31, 2017 and 2016, the Company made $113,513 and $75,074 in gross media placements, of which $95,989 and $64,923, respectively, were billed directly to customers. Of the amounts billed directly to customers, $83,040 and $56,519 represented media-related costs netted against billings during the years ended December 31, 2017 and 2016, respectively.

Other Expense, Net

Other expense, net for the years ended December 31, 2017 and 2016 were comprised of the following:

	Year Ended December 31,
	2017	2016
Interest expense	$(4,236)	$(3,890)
Interest income	211	6
Stock warrants issued	(5,790)	—
Write-off of deferred debt discounts and issuance costs	(10,132)	—
Gain on fair value change of warrant liability	7,114	950
Other	—	(259)

Other expense, net	$(12,833)	$(3,193)

Interest expense, net for the years ended December 31, 2017 and 2016 included amortization of deferred debt discounts and issuance costs of $3,740 and $3,603, respectively, related to the Company’s convertible notes payable.

NOTE 6. CONVERTIBLE NOTES PAYABLE

Acacia Note

In 2016, the Company borrowed a total of $20,000 under the Acacia Note. The Acacia Note had an interest rate of 6.0% per year, with interest payable at maturity in November 2017, and was secured by substantially all of the Company’s assets.

In conjunction with the Acacia Note, the Company issued to Acacia three four-year warrants (the Acacia Note Warrants) to purchase a number of shares of the Company’s common stock that would be determined in the future depending upon a number of factors, including whether the Acacia Note was converted to the Company’s common stock or repaid at maturity. The Company also issued to Acacia the Primary Warrant. Under the Primary Warrant, Acacia could purchase shares of the Company’s common stock if certain events occurred in the future in an amount equal to $50,000 less the balance of the Acacia Note principal and accrued interest.

The total fair value of the Acacia Note Warrants was $841 and was treated as a debt discount to the Acacia Note. The fair value of the Primary Warrant was $8,064 and was treated as a warrant liability.

At the time of the Company’s IPO, the Acacia Note, which had a principal balance of $20,000 and accrued interest of $737, was automatically converted into 1,523,746 shares of the Company’s common stock at a conversion price per share of $13.6088. As a result of the conversion of the Acacia Note, the Company recorded a charge of $4,347, representing the unamortized balances of the debt discounts and debt issuance costs, which was presented as an expense in other expense, net in the Company’s consolidated statement of operations and comprehensive loss for the year ended December 31, 2017.

Bridge Loan

In March 2017, the Company entered into a Note Purchase Agreement with the Bridge Loan Lenders, which provided for the Bridge Loan. The convertible promissory notes issued to the Bridge Loan Lenders pursuant to the Bridge Loan accrued interest at the rate of 8% per annum, compounded quarterly. The borrowings were due and payable on November 25, 2017, and the Company’s obligations under this facility were secured by a security interest in substantially all of the assets of the Company, which was of equal priority to the security interests of Acacia under the Acacia Note. The Company drew down the initial $2,000 installment under the Bridge Loan upon the execution of the Note Purchase Agreement. In April 2017, the Company borrowed an additional $2,000 under the Bridge Loan. In May 2017, the Bridge Loan Lenders funded the remaining undrawn amounts of $4,000 under the Bridge Loan, which increased the outstanding principal balance of the Bridge Loan to $8,000.

Upon the execution of the Note Purchase Agreement, the Company issued an aggregate of 120,000 shares of the Company’s common stock to the Bridge Loan Lenders in accordance with the agreement. In addition, in connection with the funding of the $8,000 principal amount of the Bridge Loan in March 2017, April 2017 and May 2017, the Company issued to the Bridge Loan Lenders an aggregate of 180,000 shares of the Company’s common stock and warrants to purchase an aggregate of 240,000 shares of common stock. Such warrants were automatically adjusted upon completion of the IPO to be exercisable to purchase an aggregate of 313,440 shares of the Company’s common stock (which was equal to 1.5% of the fully diluted shares of common stock outstanding immediately following the closing of the IPO).

The fair value of the common stock and warrants that were issued to the Bridge Loan Lenders in March 2017 and April 2017 totaled $3,664 and was treated as a debt discount to the Bridge Loan.

Concurrent with the closing of the IPO on May 17, 2017, the $8,000 principal balance of the Bridge Loan and accumulated accrued interest of $45 were automatically converted into an aggregate of 590,717 shares of the Company’s common stock at a conversion price per share of $13.6088. As a result of the conversion of the Bridge Loan, the Company recorded a charge of $2,915, representing the unamortized balance of the debt discounts and debt issuance costs, which was presented as an expense in other expense, net in the Company’s consolidated statement of operations and comprehensive loss for the year ended December 31, 2017. In addition, upon the issuance of the additional common stock and warrants to the Bridge Loan Lenders upon the funding of the remaining undrawn amounts of $4,000 under the Bridge Loan in connection with the IPO, the Company recorded charges of $1,100 and $1,770, related to such common stock and warrants, respectively. Such amounts were presented as an expense in other expense in the Company’s consolidated statement of operations and comprehensive loss for the year ended December 31, 2017 with a corresponding credit to additional paid-in capital in the Company’s consolidated balance sheet.

The following table represents a reconciliation of the principal amounts of the Acacia Note to the convertible note payable presented in the Company’s consolidated balance sheet as of December 31, 2016 (no balances were outstanding under the Acacia Note or Bridge Loan as of December 31, 2017):

First Loan principal, August 15, 2016	$10,000
Second Loan principal, November 25, 2016	10,000
Debt discounts associated with stock warrants, net	(6,793)
Debt issuance costs, net	(105)
Accrued interest	286

Convertible note payable	$13,388

NOTE 7. COMMITMENTS AND CONTINGENCIES

Gain on Settlement of Insurance Claim

In December 2017, the Company entered into a settlement agreement and mutual release with the Company’s professional employer organization (“PEO”) and the PEO’s employment practices liability insurer related to the Company’s claim for reimbursement of legal fees that it had incurred in defending a lawsuit brought by a former employee. In the agreement, the insurer agreed to pay $400 to the Company in settlement of its claim, with the payment to be made within 14 days after the agreement’s effective date. Under ASC450-30, Gain Contingencies, a gain contingency should be recognized when realization is assured beyond a reasonable doubt. As such, since the settlement payment was subsequently collected in full in January 2018, the Company recorded the gain as a credit to general and administrative expenses in its consolidated statement of operations and comprehensive loss for the year ended December 31, 2017.

Employment Agreements

In March 2017, the Company entered into three-year employment agreements with each of Chad Steelberg, the Company’s Chief Executive Officer, and Ryan Steelberg, the Company’s President. Under the agreement with Chad Steelberg, as of the end of each calendar quarter during the term of the agreement (following March 31, 2017) during which Chad Steelberg is still employed by the Company, the Company will issue to Mr. Steelberg a number of shares of its common stock calculated by dividing $125 by the fair market value (as defined in the agreement) of the Company’s common stock. During the year ended December 31, 2017, Chad Steelberg received 17,807 shares of common stock pursuant to this agreement. The agreement with Ryan Steelberg provides that he shall receive an annual salary of $350.

Leases

On July 24, 2017, the Company entered into a Lease Agreement covering 38,875 square feet of office space for its corporate headquarters, with a term that commenced on March 1, 2018 and will continue through December 2024. The effective base rental payments under this lease are approximately $114 per month, and the Company also pays certain operating expenses relating to the space. Subject to meeting certain conditions, the Company has two options to extend the term for additional periods of five years each, and has certain rights to lease other available space in the building.

In addition to its principal executive offices, the Company leases 7,965 square feet in San Diego, California pursuant to a lease that expires in August 2022. The total payments under this lease is approximately $21 per month.

As of December 31, 2017, future minimum lease payments were as follows:

Year Ending December 31,	Minimum Annual Lease Payments
2018	$416
2019	1,510
2020	1,819
2021	1,875
2022	1,833
Thereafter	3,137

Total	$10,590

Rent expense totaled $866 and $588 for the years ended December 31, 2017 and 2016, respectively.

Other Contingencies

From time to time, the Company may be involved in litigation relating to claims arising out of its operations in the normal course of business. The Company currently is not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on the Company’s results of operations, financial position or cash flows.

NOTE 8. REDEEMABLE CONVERTIBLE PREFERRED STOCK

In connection with the RAC and NM transactions, the Company issued 2,666,667 and 3,000,000 shares of Series A-1 preferred stock and Series A preferred stock, respectively. In July 2014, the Company issued

3,092,781 shares of Series B preferred stock at $4.85 per share for gross proceeds of approximately $15,000. In July 2016, all outstanding shares of Series A-1 preferred stock were converted on a one-for-one basis into shares of Series A preferred stock.

The Series B preferred stock was recorded at the amount of the cash received at the date the shares were issued, with an offset for stock issuance costs. Stock issuance costs are amortized using a method that approximates the effective interest method over the term of the related financing. In the Company’s consolidated financial statements, the value of the Series B Preferred Stock was accounted for as temporary equity and was increased each period by the liquidation preference and by the amortization of the stock issuance costs over a five-year life, at which point the Series B preferred stock holders have the right of redemption. The liquidation preference and the amortization of stock issuance costs were reflected as accretion of redeemable convertible preferred stock in the consolidated statements of operations and comprehensive loss and were accounted for as an increase to net loss attributable to common shareholders.

The Series A preferred stock, along with shares of the Company’s common stock, were issued to the holders of NM’s membership interests in exchange for such interests. NM was under common control with the Company, and NM’s assets had a net book value of $1,500. Following the guidance of ASC 805-50, the assets and liabilities of NM were recorded by the Company at their historical basis, and the Series A preferred stock and common stock issued to the holders of NM’s membership interests were assigned values at the merger date based on the relative fair value of the preferred stock and common stock issued. The fair value attributed to the Series A preferred stock was less than its original issue price of approximately $1.76 per share. The Series A preferred stock was accounted for as temporary equity and was increased each period to reflect the increased liquidation preference and the amortization of the discount to the original issue price over a five-year life, at which point the Series A preferred stockholders have the right of redemption. The liquidation preference and the amortization of discount were reflected as accretion of redeemable convertible preferred stock in the consolidated statements of operations and comprehensive loss and were accounted for as an increase to net loss attributable to common shareholders.

Each share of the redeemable convertible preferred stock had a liquidation preference equal to the applicable original issue price of each series, plus an eight percent compounded annual return, subject to adjustment for stock dividends, splits, combinations, recapitalizations and the like with respect to such shares. The preferred stock was redeemable at any time after July 15, 2019 if the holders of the minimum number of outstanding shares made that election. As of December 31, 2016, the holders of Series B preferred stock had a liquidation preference over the holders of Series A preferred stock and common stock by approximately $5.86 per share. As of December 31, 2016, the holders of Series A preferred stock had a liquidation preference over the holders of common stock by approximately $2.14 per share.

The redeemable convertible preferred stock was convertible into the Company’s common stock at the option of the holders. Also, the redeemable convertible preferred stock would automatically convert into the Company’s common stock upon a public offering with gross proceeds of at least $15,000. In the conversion to common stock, the holders of the redeemable convertible preferred stock would receive one share of the Company’s common stock for each share of redeemable convertible preferred stock multiplied by the share’s liquidation preference divided by its original issue price.

Concurrent with the closing of the IPO, the Series B preferred stock, which had a liquidation preference of $18,668 and a net book value of $18,463, was automatically converted into 2,309,135 shares of the Company’s common stock, and the Series A preferred stock, which had a liquidation preference of $8,598 and a net book value of $6,272, was automatically converted into 2,922,798 shares of the Company’s common stock. The differences between the liquidation preference and book value of the Series B and Series A preferred stock of $205 and $2,326, respectively, were recorded as accretion of redeemable convertible preferred stock in the Company’s statement of operations and comprehensive loss for the year ended December 31, 2017 and an increase to additional paid-in capital in the Company’s consolidated balance sheet at December 31, 2017.

For the year ended December 31, 2017, the Company recorded the amount of the beneficial conversion feature of the Series B and Series A preferred stock amounting to $226 and $328, respectively, as the respective conversion prices for such shares were less than the fair market value of the underlying preferred stock. The beneficial conversion feature resulted in the recording of a discount against the preferred stock and a corresponding credit to the Company’s additional paid-in capital. For the year ended December 31, 2017, the aggregate amortization of the discount for the Series B and Series A preferred stock were $67 and $96, respectively, and were presented as an addition to accretion of redeemable convertible preferred stock in the Company’s statement of operations and comprehensive loss for that period. As a result of the conversion of the Series B and Series A preferred stock, the Company recorded the write-off of the unamortized portion of the beneficial conversion feature of $159 and $232, respectively, as accretion of redeemable convertible preferred stock in the Company’s statement of operations and comprehensive loss for the year ended December 31, 2017.

In May 2017, the Board of Directors and the stockholders of the Company approved the decrease in the Company’s authorized preferred stock from 11,500,000 shares to 1,000,000 shares (par value $0.001 per share), effective following the closing of the IPO and the filing of the Company’s amended and restated certificate of incorporation.

NOTE 9. STOCKHOLDERS’ EQUITY (DEFICIT)

Reverse Split

In April 2017, the Company’s Board of Directors and stockholders approved a 0.6-for-1.0 reverse split of the Company’s common stock, which was effected on April 20, 2017 (the “Reverse Split”). In connection with the Reverse Split, each share of the Company’s issued and outstanding common stock was converted and combined into 0.6 shares of common stock. No fractional shares were issued in connection with the reverse split, and any fractional shares resulting from the Reverse Split were cashed out. The Company has reflected the effect of the Reverse Split in these consolidated financial statements as if it had occurred at the beginning of the earliest period presented. As a result of the Reverse Split, the conversion price of each series of preferred stock was proportionally increased.

Increase in Authorized Shares of Common Stock

In May 2017, the Company’s Board of Directors and stockholders approved the increase in the Company’s authorized common stock to 75,000,000 shares from 38,500,000 shares (par value of $0.001 per share), effective following the closing of the IPO and the filing of the Company’s amended and restated certificate of incorporation.

Issuances of Common Stock

During 2017, the Company issued a total of 13,538,080 shares of common stock, net of 22,243 shares of restricted stock forfeited by employees due to termination of employment, 1,227 shares of common stock withheld in payment of taxes due by employees upon vesting of restricted stock, and 7,500 shares of common stock repurchased by the Company, as follows:

(a)	120,000 shares to the Bridge Loan Lenders upon execution of the Note Purchase Agreement in March 2017,

(b)	90,000 shares in connection with the $2,000 Bridge Loan borrowings in March 2017 and April 2017,

(c)	2,500,000 shares for the IPO,

(d)	2,309,135 shares for the conversion of the Series B preferred stock upon the IPO,

(e)	2,922,798 shares for the conversion of the Series A preferred stock upon the IPO,

(f)	2,150,335 shares for the exercise of the Primary Warrant upon the IPO,

(g)	1,523,746 shares for the conversion of the Acacia Note and accrued interest upon the IPO,

(h)	590,717 shares for the conversion of the Bridge Loan and accrued interest upon the IPO,

(i)	90,000 shares in connection with the $4,000 Bridge Loan borrowing in May 2017,

(j)	1,121,250 shares for the follow-on common stock offering in November 2017,

(k)	6,000 shares of common stock issued to a consultant for services rendered, and

(l)	145,069 shares issued under the Company’s Stock Plans.

Dispute Settlement

On December 23, 2016, the Company entered into a settlement agreement and release relating to certain claims by a former employee, pursuant to which the Company paid to the former employee a lump sum cash payment of $350 on January 4, 2017, which included a payment to the former employee to repurchase 7,500 shares of the Company’s common stock in the amount of $56, representing the fair value of such stock at that time. In connection with the settlement, in 2016, the Company recorded $294 in general and administrative expense. In addition, pursuant to the agreement, Chad Steelberg, the Company’s Chairman of the Board and Chief Executive Officer, purchased all of the former employee’s membership interests in BV16, LLC, a minority stockholder in the Company.

Share Issuance to Existing Stockholders

In April 2016, the Company issued 961,835 shares of the Company’s common stock valued at $1.50 per share to an entity beneficially owned by the Company’s Chief Executive Officer and President, who are also directors and indirect stockholders of the Company (the “Founders”). The shares were issued to the Founders in consideration for services rendered to the Company in the first four months of 2016, and the Company recorded stock-based compensation expense of $1,443 in the year ended December 31, 2016. In April 2016, the Company entered into an agreement with a stockholder who initially dissented to the issuance of shares to the Company’s Founders. Pursuant to the agreement, the Company agreed to issue to such stockholder an aggregate of 106,420 shares of the Company’s common stock and paid to such stockholder an amount equal to an aggregate of $287, representing (i) the estimated taxes for the shares to be issued to such stockholder and (ii) the reimbursement of certain legal fees. In addition, the Company has agreed to indemnify such stockholder for any losses, damages and costs associated with certain matters related to the bankruptcy of the Company that owned ROIM, and for any additional taxes that may be incurred by such stockholder in connection with the issuance to such stockholder of the foregoing 106,420 shares of common stock. In connection with the issuance of these shares, the Company recorded an expense of $159, which was included in general and administrative expense for the year ended December 31, 2016.

Common Stock Warrants

During 2017, the Company issued warrants to purchase 1,122,840 shares of common stock, as listed below:

Description	Vesting terms	Life in years	Exercise Price	Number of shares of common stock
10% Warrant	50% on issuance; 50% in May 2018	5	$13.6088	809,400
Bridge Loan Warrants	Fully vested on issuance	10	$13.6088	313,440

During 2016, the Company issued warrants to purchase 2,552,068 shares of common stock, as listed below:

Description	Vesting terms	Life in years	Exercise Price	Number of shares of common stock
Acacia Note Warrants	Fully vested on issuance	4	$13.6088	154,311
Acacia Primary Warrant	Fully vested on issuance	5	$13.6088	2,150,335
Westwood One	Upon achievement of performance condition	10	$8.0833	247,422

The Acacia Primary Warrant was exercised in connection with the Company’s IPO. The warrant issued to Westwood One will vest upon the achievement of a performance condition related to sales of licenses to the Company’s AI platform. As of December 31, 2017 and 2016, achievement of such performance condition was not deemed probable and, therefore, no expense related to this warrant has been recorded in the Company’s consolidated statements of operations and comprehensive loss for the years ended December 31, 2017 and 2016. As of December 31, 2017, the Company had a total of 1,524,573 warrants issued and outstanding.

NOTE 10. STOCK PLANS

Stock Incentive Plans

In 2014, the Company’s Board of Directors and stockholders approved and adopted the 2014 Stock Option/Stock Issuance Plan (the “2014 Plan”), which was amended in March 2015, October 2016 and April 2017. The Plan provides that awards granted may be options, restricted stock or restricted stock units. Stock option awards may be either incentive stock options or non-qualified options. Awards may be granted to eligible employees, directors and consultants under the 2014 Plan. The Company’s Board of Directors has resolved not to make any further awards under the 2014 Plan following the completion of the Company’s IPO. The 2014 Plan will continue to govern all outstanding awards granted thereunder.

In April 2017, the Company’s Board of Directors and stockholders approved and adopted the 2017 Stock Incentive Plan (the “2017 Plan”), which became effective on May 11, 2017. Under the 2017 Plan, employees, non-employee directors, consultants and advisors may be granted options, stock appreciation rights, stock awards and restricted stock units. The Company had initially reserved 2,000,000 shares of its common stock for issuance under the 2017 Plan. The share reserve will increase automatically on the first trading day of January each calendar year, beginning with calendar year 2018, by an amount equal to 3% of the total number of shares of common stock outstanding on the last trading day in December of the immediately preceding calendar year, up to an annual maximum of 750,000 shares. As of December 31, 2017, an aggregate of 1,372,767 shares of common stock were available for future grant under the 2017 Plan.

The 2014 Plan and the 2017 Plan are collectively referred to herein as the “Stock Plans.” The Stock Plans are administered by the compensation committee of the Board of Directors, which determines the recipients and the terms of the awards granted. All stock options granted under the Stock Plans have exercise prices equal to or greater than the fair market value of the Company’s common stock on the grant date, and expire ten years after the grant date, subject to earlier expiration in the event of termination of the optionee’s continuous service with the Company.

Equity awards that have been granted under the Stock Plans to employees (with the exception the Company’s Chief Executive Officer and President) and consultants generally vest over a period of four years (with certain limited exceptions), subject to the optionee’s continuous service with the Company. The restricted stock units awarded to members of the Company’s Board of Directors under the automatic grant program provisions of the 2017 Plan vest over a period of one year.

In May 2017, the Company granted to the Company’s Chief Executive Officer, Chad Steelberg, and President, Ryan Steelberg, pursuant to the terms of their employment agreements, (i) options to purchase an aggregate of 2,089,638 shares of the Company’s common stock, which are subject to time-based vesting conditions, and (ii) options to purchase an aggregate of 1,044,818 shares of the Company’s common stock, which are subject to performance-based vesting conditions. The exercise price of all such stock options is $15 per share, which was the IPO price of the Company’s common stock. The time-based stock options vest in equal monthly increments over three years, subject to each executive’s continuous service with the Company, and subject to acceleration of vesting under certain circumstances as set forth in the option agreements. The performance-based stock options were to vest upon the earlier of the first date on which the market capitalization of the Company’s common stock equaled or exceeded $400,000 over five consecutive business days, or five years after the IPO. In September 2017, the performance-based stock options vested in full, as the performance measure relating to the Company’s market capitalization was achieved. Total stock-based compensation expense of $9,282 was recorded in 2017 for these performance-based stock options.

The shares of common stock issuable to Chad Steelberg on a quarterly basis in lieu of salary pursuant to his employment agreement are fully vested upon issuance.

Stock-based Compensation

The Company recognizes stock-based compensation expense for awards granted under the Stock Plans ratably over the requisite service period, which is generally the vesting period. The Company also recognizes stock-based compensation expense related to the Company’s Employee Stock Purchase Plan (“ESPP”) ratably over each purchase interval.

The fair values of stock options and purchase rights under the ESPP are determined as of the grant date using the Black-Scholes option-pricing model. The assumptions used in calculating the fair values of options granted during the years ended December 31, 2017 and 2016 are set forth in the table below:

	Year Ended December 31, 2017	Year Ended December 31, 2016
Expected terms (in years)	5.83 - 6.31	5.58 - 6.08
Expected volatility	52% -65%	55%% - 60%
Risk-free interest rate	1.79% - 2.20%	1.30% - 1.72%
Expected dividend yield	—	—

The assumptions used in calculating the fair values of purchase rights granted under the ESPP during the year ended December 31, 2017 are set forth in the table below:

Year Ended December 31, 2017
Expected term (in years)	0.50
Expected volatility	53%
Risk-free interest rate	1.15%
Expected dividend yield	—

The Company’s stock-based compensation expense for the years ended December 31, 2017 and 2016 totaled $16,089 and $1,730, respectively. The stock-based compensation expense by type of award and by operating expense grouping are presented below:

	Year Ended December 31,
	2017	2016
Stock-based compensation expense by type of award:
Restricted stock	$891	$151
Common stock awards	375	1,442
Restricted stock units	327	—
Stock options	14,391	137
Employee stock purchase plan	105	—

Total	$16,089	$1,730

Stock-based compensation expense by operating expense grouping:
Sales and marketing	$438	$71
Research and development	464	31
General and administrative	15,187	1,628

Total	$16,089	$1,730

In recognizing stock-based compensation expense related to equity awards under the Company’s Stock Plans for the years ended December 31, 2017 and 2016, the Company applied an estimated forfeiture rate of ten percent (10%) based on historical and estimated future turnover of the Company’s employees.

Restricted Stock

The Company’s restricted stock activity for the year ended December 31, 2017 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2016	208,886	$4.80
Granted	64,240	$15.47
Forfeited	(22,241)	$8.42
Vested	(103,429)	$8.50

Unvested at December 31, 2017	147,456	$6.30

As of December 31, 2017, total unrecognized compensation cost related to restricted stock was $1,030, which is expected to be recognized over a period of 2.2 years. The weighted average grant date fair value per share of restricted stock granted was $15.47 and $4.71 for the years ended December 31, 2017 and 2016, respectively. The fair values of restricted stock vested during the years ended December 31, 2017 and 2016 totaled $2,185 and $243, respectively.

Restricted Stock Units

The Company’s restricted stock units activity for the year ended December 31, 2017 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2016	—	$—
Granted	35,576	$14.76
Forfeited	—	$—
Vested	—	$—

Unvested at December 31, 2017	35,576	$14.76

As of December 31, 2017, total unrecognized compensation cost related to restricted stock units was $197, which is expected to be recognized over a period of 0.4 year.

Stock Options

The Company’s stock option activity for the year ended December 31, 2017 was as follows:

	No. of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	680,434	$2.27	8.49	$3,031
Options Granted	4,383,208	$15.27
Options Exercised	(80,829)	$1.62
Options Forfeited	(161,346)	$9.90
Options Expired	(18,873)	$1.50

Outstanding at December 31, 2017	4,802,594	$13.89	9.17	$44,712

Exercisable at December 31, 2017	1,805,482	$12.44	8.85	$19,433

Vested and expected to vest at December 31, 2017	4,715,202	$13.87	9.17	$43,994

The aggregate intrinsic value in the table above represents the difference between the fair market value of the Company’s common stock and the average option exercise price of in-the-money options multiplied by the number of such options. The weighted average grant date fair value per share of stock options granted was $8.95 and $2.14 for the years ended December 31, 2017 and 2016, respectively. The aggregate intrinsic value of the options exercised during the years ended December 31, 2017 and 2016 was $1,875 and $258, respectively. The total grant date fair value of stock options vested during the years ended December 31, 2017 and 2016 was $13,094 and $95, respectively.

At December 31, 2017, total unrecognized compensation expense related to stock options was $23,408 and is expected to be recognized over a weighted average period of 2.8 years.

Employee Stock Purchase Plan

In April 2017, the Company’s Board of Directors and stockholders approved and adopted the ESPP, which became effective on May 11, 2017. The ESPP is administered by the compensation committee of the Board of Directors and is intended to qualify as an employee stock purchase plan under Section 423 of the Code. The purchase price for shares of the Company’s common stock under the ESPP will be established by the plan administrator prior to the start of the offering period, but will not be less than 85% of the lower of the fair market value of the Company’s common stock on (i) the date the eligible employee enters an offering period and (ii) the purchase date. Each purchase right granted to an employee will provide an employee with the right to purchase up to 1,000 shares of common stock on each purchase date within the offering period. However, no employee will have the right to purchase shares of the Company’s common stock in an amount that, when aggregated with the shares subject to purchase rights under all Company employee stock purchase plans that are also in effect in the same calendar year, have a fair market value of more than $25, determined as of the first day of the applicable offering period.

The Company has initially reserved 1,000,000 shares of its common stock for issuance under the ESPP. The share reserve will increase automatically on the first trading day of January each calendar year, beginning with calendar year 2018, by an amount equal to 1% of the total number of shares of common stock outstanding on the last trading day in December of the immediately preceding calendar year, up to an annual maximum of 250,000 shares. Accrued employee contributions as of December 31, 2017 amounted to $253. As of December 31, 2017, no shares of common stock had been purchased by the Company’s employees under the ESPP.

NOTE 11. PROVISION FOR INCOME TAXES

The Tax Cuts and Jobs Act (the “Tax Reform”) was enacted in December 2017. Among other things, the primary provision of the Tax Reform impacting the Company is the reduction to the U.S. corporate income tax rate from 35% to 21%. The change in tax law required the Company to remeasure existing net deferred tax assets using the lower rate in the period of enactment resulting in an income tax expense of approximately $10 million in the year ended December 31, 2017. This expense was fully offset by a corresponding reduction in the Company’s valuation allowance. The Company has reported provisional amounts for the income tax effects of the Tax Reform for which the accounting is incomplete but a reasonable estimate could be determined. There were no amounts accounted for by the Company under the prior tax law for which the specific impact of the Tax Reform could not be reasonably estimated. Based on a continued analysis of the estimates and further guidance on the application of the law, it is anticipated that additional revisions may occur throughout the allowable measurement period.

The provision for income taxes consisted of the following for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017	2016
Current:
Federal	$—	$—
State	6	6

Total current	6	6

Deferred:
Federal	(7,216)	(6,658)
State	(1,210)	42

Total deferred	(8,426)	(6,616)

Change in valuation allowance	8,426	6,616

Total deferred	—	—

Provision for income taxes	$6	$6

The significant components of the Company’s deferred income tax assets and liabilities as of December 31, 2017 and 2016 were as follows:

	As of December 31, 2017	As of December 31, 2016
Deferred tax assets:
Net operating loss carryforwards and credits	$13,844	$11,401
Stock-based compensation	3,416	—
Accrued expenses	445	301
Research credits	490	—
Other	83	66

	18,278	11,768

Deferred tax liabilities:
State taxes	—	—
Convertible note payable	—	(1,823)
Stock-based compensation	—	(94)

	—	(1,917)

Valuation allowance	(18,278)	(9,851)

Total deferred tax liabilities	$—	$—

The Company has evaluated the available positive and negative evidence supporting the realization of its gross deferred tax assets, including its cumulative losses, and the amount and timing of future taxable income, and has determined it is more likely than not that the assets will not be realized. Accordingly, the Company recorded a full valuation allowance as of December 31, 2017 and 2016 against its U.S. federal and state deferred tax assets as of December 31, 2017 and 2016. The Company’s valuation allowance increased by $8,426 and $6,616 during the years ended December 31, 2017 and 2016, respectively.

As of December 31, 2017, the Company has federal and state net operating loss carryforwards of approximately $62,036 and $61,807, respectively. The U.S. federal and state net operating losses will begin to expire in 2034, unless previously utilized. In addition, the Company has federal and state research and expenditure credit carryforwards approximately $200 and $200, respectively as of December 31, 2017. The federal research and expenditure credit will expire in 2026 if unused and the state research and expenditure credit may be carried forward indefinitely. Certain tax attributes may be subject to an annual limitation in the event there has been or is a change of ownership as defined under Internal Revenue Code Section 382.

As of December 31, 2017 and 2016, the Company’s pre-tax unrecognized excess tax benefits of $2,100 and $0, respectively, relating to stock-based compensation were not included in the deferred tax assets and will create a benefit to additional paid-in capital when recognized.

The Company is subject to taxation in the United States and various states. Its U.S. federal tax returns and state returns are open for examination for tax years 2014 and forward. Neither the Company nor any of its subsidiaries are currently under examination from tax authorities in the jurisdictions in which the Company does business.

The difference between the income tax expense at the federal statutory rate and the Company’s effective tax rate from the Company’s continuing operations is as follows:

	December 31, 2017	December 31, 2016
Federal statutory rate	34.00%	34.00%
State income tax rate, net of Federal tax benefit	1.28	(0.14)
Mark to market adjustment on stock warrants	4.06	1.22
Meals and entertainment and other	1.67	1.16
Debt discount amortization	(2.42)	—
Loss on stock warrants issued	(3.30)	—
Loss on write-off of deferred debt discount	(5.78)	—
Change in valuation allowance	(12.61)	(36.22)
Rate change due to tax law change	(16.89)	—

Effective tax rate	0.01%	0.02%

NOTE 12. RELATED PARTY TRANSACTIONS

Two members of Acacia’s Board of Directors and one member of Acacia’s executive management are members of the Company’s Board of Directors. As a result, Acacia is a related party and the transactions with Acacia described in Note 6 are related party transactions.

Chad Steelberg and Ryan Steelberg, who are executive officers of the Company, collectively own fifty percent of VLOC’s membership interests. VLOC is one of the Bridge Loan Lenders, as described in Note 6. The Bridge Loan transactions described in Note 6 are related party transactions.

In March 2017, the Company entered into employment agreements with Chad Steelberg and Ryan Steelberg, who are executive officers of the Company. See Note 7 for a discussion of these employment agreements.

As discussed in Note 9, in April 2016, the Company issued 961,835 shares of the Company’s common stock at $1.50 per share to an entity beneficially owned by the Founders of the Company. The shares were issued to such entity in consideration for the services rendered to the Company by the Founders during the first four months of 2016.

The Company reimbursed Chad Steelberg and Ryan Steelberg for the costs of their healthcare plans. During the years ended December 31, 2017 and 2016, the Company expensed $58 and $73 for the cost of such plans, respectively. As of December 31, 2017 and 2016, the Company has an accrual of $0 and $73, respectively, related to these healthcare plans.

In October 2014, the Company and Steel Ventures, LLC (“SVL”), an affiliated company whose beneficial owners have significant control over the Company, entered into an Intercompany Administrative Services Agreement (the “Service Agreement”) effective October 1, 2014 for a two-year period, with two two-year renewal options. Pursuant to the Service Agreement, SVL agreed to make its executive management, professional, technical and clerical employees available to the Company to assist in the operation and administration of the Company’s business. In addition, SVL agreed to make other services available to the Company through parties other than SVL’s personnel. In consideration for the above, SVL invoices the Company allocable costs based on a predefined allocation methodology. During the year ended December 31, 2016, the Company incurred fees of $1,105 for services received under the Service Agreement. This agreement expired by its term in September 2016 and so no fees were incurred under such agreement for fiscal 2017.

There were no other related party transactions as of December 31, 2017 and 2016.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2017 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Report on Internal Control over Financial Reporting and Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Item 9B.	Other Information.

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2017 and delivered to stockholders in connection with our 2018 annual meeting of stockholders.

Item 11.	Executive Compensation.

The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2017 and delivered to stockholders in connection with our 2018 annual meeting of stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2017 and delivered to stockholders in connection with our 2018 annual meeting of stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2017 and delivered to stockholders in connection with our 2018 annual meeting of stockholders.

Item 14.	Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2017 and delivered to stockholders in connection with our 2018 annual meeting of stockholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements.

See the index of the consolidated financial statements that are filed as part of this Annual Report on Form 10-K included in Part II, Item 8 (Financial Statements and Supplementary Data) on page 55.

(2)	Financial Statement Schedules.

All financial statement schedules have been omitted because they are not applicable, not material, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits.

The following exhibits are filed as part of this Annual Report on Form 10-K (or are incorporated by reference herein):

Exhibit No.	Description of Exhibit

3.1	Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 23, 2017).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on May 23, 2017).

4.1	Specimen Stock Certificate evidencing the shares of the Registrant’s common stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A (No. 333-216726) filed on April 28, 2017).

4.2	Investor Rights Agreement dated July 15, 2014 among the Registrant and certain of its stockholders, together with Amendment No. 1 thereto (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (No. 333-216726) filed on March 15, 2017).

4.3	Voting Agreement dated August 15, 2016 between the Registrant and certain of its stockholders (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1 (No. 333-216726) filed on March 15, 2017).

10.1*	Veritone, Inc. 2014 Stock Option/Stock Issuance Plan (2014 Plan) (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (No. 333-216726) filed on March 15, 2017).

10.2*	Amendment to 2014 Plan dated April 27, 2017 (incorporated by reference to Exhibit 10.33 to the Registrant’s Registration Statement on Form S-1/A (No. 333-216726) filed on April 28, 2017).

10.3*	Form of Notice of Grant of Stock Option, together with Forms of Stock Option Agreement and Stock Purchase Agreement (for use with the 2014 Plan) (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (No. 333-216726) filed on March 15, 2017).

Exhibit No.	Description of Exhibit

10.4*	Form of Stock Issuance Agreement (for use with the 2014 Plan with 83(b) election) (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (No. 333-216726) filed on March 15, 2017).

10.5*	Form of Stock Issuance Agreement (annual vesting for use with 2014 Plan without 83(b) election) (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1/A (No. 333-216726) filed on April 28, 2017).

10.6*	2017 Stock Incentive Plan (2017 Plan) (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1/A (No. 333-216726) filed on April 28, 2017).

10.7*	Form of Notice of Grant of Stock Option, together with Forms of Stock Option Agreement and Stock Purchase Agreement, for use with the 2017 Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 filed on June 26, 2017).

10.8*	Form of Restricted Stock Unit Agreement for use in connection with the award of restricted stock units to directors pursuant to the automatic grant program under the 2017 Plan (incorporated by reference to Exhibit 99.5 to the Registrant’s Registration Statement on Form S-8 (No. 333-217990) filed on May 12, 2017).

10.9*	Form of Notice of Grant of Stock Option, together with Forms of Stock Option Agreement and Stock Purchase Agreement, relating to Time-Based Option granted to each of Chad Steelberg and Ryan Steelberg on May 11, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 filed on June 26, 2017).

10.10*	Form of Notice of Grant of Stock Option, together with Forms of Stock Option Agreement and Stock Purchase Agreement, relating to Performance-Based Option granted to each of Chad Steelberg and Ryan Steelberg on May 11, 2017 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 filed on June 26, 2017).

10.11*	Form of Change in Control (CIC) Addendum to Stock Option Agreement for use in connection with the grant of stock options to certain executive officers under the 2014 Plan (incorporated by reference to Exhibit 10.38 to the Registrant’s Registration Statement on Form S-1 (No. 333-221570) filed on November 15, 2017).

10.12*	Notice of Grant of Stock Option, together with Stock Option Agreement, relating to Stock Options granted to Christopher J. Oates on May 11, 2017 (incorporated by reference to Exhibit 10.39 to the Registrant’s Registration Statement on Form S-1 (No. 333-221570) filed on November 15, 2017).

10.13*	Veritone, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.32 to the Registrant’s Registration Statement on Form S-1/A (No. 333-216726) filed on April 28, 2017).

10.14*	Employment Agreement, dated as of March 14, 2017, between the Registrant and Chad Steelberg (incorporated by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1/A (No. 333-216726) filed on April 21, 2017).

10.15*	Employment Agreement, dated as of March 14, 2017, among the Registrant, Veritone One, Inc. and Ryan Steelberg (incorporated by reference to Exhibit 10.25 to the Registrant’s Registration Statement on Form S-1/A (No. 333-216726) filed on April 21, 2017).

10.16*	Offer Letter with Peter F. Collins, dated October 10, 2016, as amended on January 23, 2017 (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (No. 333-216726) filed on March 15, 2017).

Exhibit No.	Description of Exhibit

10.17*	Offer Letter with Jeffrey B. Coyne, dated October 13, 2016, as amended on January 23, 2017 (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (No. 333-216726) filed on March 15, 2017).

10.18*	Offer Letter with John A. Ganley, dated May 9, 2017 (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (No. 333-221570) filed on November 15, 2017).

10.19*	Consulting Agreement dated September 2, 2016 between the Registrant and John M. Markovich (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (No. 333-216726) filed on March 15, 2017).

10.20*	Form of Indemnification Agreement for directors and officers (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1/A (No. 333-216726) filed on April 28, 2017).

10.21	Lease Agreement dated for reference purposes as of July 14, 2017, between the Registrant and PRII/MCC South Coast Property Owner, LLC, for premises located at 575 Anton Boulevard, Costa Mesa, California (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 filed on August 8, 2017).

10.22	Office Lease Agreement for the property located at 3560 Dunhill Street, San Diego, California dated October 8, 2010 between the Registrant, ROIM Acquisition Corporation and Roselle-Dunhill LLC, together with First Amendment to Lease, Second Amendment to Lease and Consent to Assignment (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (No. 333-216726) filed on March 15, 2017).

10.23	Investment Agreement dated August 15, 2016 between the Registrant and Acacia Research Corporation (Acacia) (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (No. 333-216726) filed on March 15, 2017).

10.24	Secured Promissory Note dated August 15, 2016 issued by the Registrant to Acacia (Acacia Note) (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (No. 333-216726) filed on March 15, 2017).

10.25	Primary Common Stock Purchase Warrant dated August 15, 2016 issued to Acacia, together with form of 10% Warrant to Purchase (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (No. 333-216726) filed on March 15, 2017).

10.26	Common Stock Purchase Warrant dated August 15, 2016 (First Tranche Warrant A) issued to Acacia (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1
(No. 333-216726) filed on March 15, 2017).

10.27	Amended and Restated Security Agreement dated March 15, 2017 among the Registrant, Acacia and Veritone LOC I, LLC (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1/A (No. 333-216726) filed on April 21, 2017).

10.28	First Amendment to Acacia Note, dated March 14, 2017 (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1/A (No. 333-216726) filed on April 21, 2017).

10.29	Confidential Settlement and Indemnification Agreement, dated as of March 28, 2016, by and among the Registrant, Chad Steelberg, Ryan Steelberg, NCI Investments, LLC and 125 Media Holdings, LLC (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1 (No. 333-216726) filed on March 15, 2017).

10.30	Services Agreement dated August 22, 2016 between the Registrant and Acacia Research Group, LLC (incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1/A (No. 333-216726) filed on April 28, 2017).

Exhibit No.	Description of Exhibit

10.31	First Amendment to Primary Common Stock Purchase Warrant, dated March 14, 2017, between the Registrant and Acacia (incorporated by reference to Exhibit 10.26 to the Registrant’s Registration Statement on Form S-1/A (No. 333-216726) filed on April 21, 2017).

10.32	First Amendment to First Tranche Warrant A, dated March 14, 2017, between the Registrant and Acacia (incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement on Form S-1/A (No. 333-216726) filed on April 21, 2017).

10.33	First Amendment to First Tranche Warrant B, dated March 14, 2017, between the Registrant and Acacia (incorporated by reference to Exhibit 10.28 to the Registrant’s Registration Statement on Form S-1/A (No. 333-216726) filed on April 21, 2017).

10.34	First Amendment to Second Tranche Warrant, dated March 14, 2017, between the Registrant and Acacia (incorporated by reference to Exhibit 10.29 to the Registrant’s Registration Statement on Form S-1/A (No. 333-216726) filed on April 21, 2017).

10.35	Note Purchase Agreement, dated March 15, 2017, among the Registrant, Acacia and VLOC, LLC (incorporated by reference to Exhibit 10.30 to the Registrant’s Registration Statement on Form S-1/A (No. 333-216726) filed on April 21, 2017).

10.36	Form of Bridge Note, dated March 15, 2017 issued under the Note Purchase Agreement (incorporated by reference to Exhibit 10.31 to the Registrant’s Registration Statement on Form S-1/A (No. 333-216726) filed on April 21, 2017).

10.37	Form of Common Stock Purchase Warrant issued under the Note Purchase Agreement (incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1/A (No. 333-216726) filed on April 21, 2017).

21.1	List of Subsidiaries.

23.1	Consent of Marcum LLP.

24.1	Power of Attorney (included on signature page).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Veritone, Inc.

Date: March 9, 2018	By:	/s/ Chad Steelberg
Chad Steelberg
Chief Executive Officer and Chairman of the Board

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Chad Steelberg and Peter F. Collins, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Chad Steelberg	Chief Executive Officer and Chairman of the Board	March 9, 2018
Chad Steelberg	(Principal Executive Officer)

/s/ Peter F. Collins	Executive Vice President and Chief Financial Officer	March 9, 2018
Peter F. Collins	(Principal Financial and Accounting Officer)

/s/ Ryan Steelberg	President and Director	March 9, 2018
Ryan Steelberg

/s/ Nathaniel L. Checketts	Director	March 9, 2018
Nathaniel L. Checketts

/s/ Jeff P. Gehl	Director	March 9, 2018
Jeff P. Gehl

/s/ G. Louis Graziadio, III	Director	March 9, 2018
G. Louis Graziadio, III

/s/ Knute P. Kurtz	Director	March 9, 2018
Knute P. Kurtz

/s/ Christopher J. Oates	Director	March 9, 2018
Christopher J. Oates

/s/ Edward J. Treska	Director	March 9, 2018
Edward J. Treska

/s/ Frank E. Walsh, III	Director	March 9, 2018
Frank E. Walsh, III