Form 10-K/A
period 2017-12-31
Veritone, Inc.
filed 2018-04-27
CIK 1615165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2017 of Veritone, Inc. (“Company,” “Veritone,” “we,” “our,” and “us”), originally filed with the Securities and Exchange Commission (“SEC”) on March 9, 2018 (“Original Filing”). At the time that we filed the Original Filing, we intended to file a definitive proxy statement for our 2018 Annual Meeting of Stockholders within 120 days after the end of our fiscal year pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”), and to incorporate by reference the Part III information omitted from the Original Filing to such definitive proxy statement. We are filing this Amendment to amend Part III of the Original Filing to include the information required by and not included in Part III of the Original Filing because we now expect to file a definitive proxy statement for our 2018 Annual Meeting of Stockholders after such 120-day period. Part IV of the Original Filing is being amended solely to add as exhibits certain new certifications in accordance with Rule 13a-14 promulgated by the SEC under the Exchange Act.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing other than as expressly indicated in this Amendment. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings made with the SEC subsequent to March 9, 2018.

i

ii

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information Regarding Our Board of Directors

Members of the Board

The following individuals are currently serving on our Board of Directors (the “Board”):

Name	Principal Occupation	Age	Class	Term Expires	Director Since
Chad Steelberg	Chairman of the Board and Chief Executive Officer, Veritone, Inc.	46	III	2020	2014

Nathaniel L. Checketts	Chief Executive Officer, Rhone Apparel, Inc.	35	I	2018	2014

Jeff P. Gehl	Managing Partner, RCP Advisors, LLC	51	I	2018	2017

G. Louis Graziadio, III	President and Chief Executive Officer, Second Southern Corp.	68	III	2020	2016

Knute P. Kurtz	Independent Investor	62	II	2019	2017

Christopher J. Oates	Managing Director, RimLight, LLC	49	I	2018	2014

Ryan Steelberg	President and Director, Veritone, Inc.	44	III	2020	2014

Edward J. Treska	Executive Vice President, General Counsel and Secretary, Acacia Corporation	52	II	2019	2017

Frank E. Walsh, III	Vice President, Jupiter Capital Management Partners, LLC	51	II	2019	2017

Chad Steelberg is a co-founder of our company and has served as our Chief Executive Officer and Chairman of the Board since our inception in June 2014. From January 2007 to December 2012, he served as a board member of Brand Affinity Technologies, Inc., a technology and marketing services company. Prior to that, Mr. Steelberg served as the general manager of the Audio Division of Google Inc. from February 2006 to February 2007. From February 2002 to February 2007, he was the co-founder and Chief Executive Officer of dMarc Broadcasting, an advertising company that was acquired by Google Inc. in 2006. Prior to that, Mr. Steelberg was the co-founder and Chief Executive Officer of Adforce, a publicly-traded centralized independent ad-serving company that was acquired by CMGi in 1999. We believe that Mr. Steelberg is qualified to serve on our Board based on his long and successful track record in identifying new market opportunities and creating disruptive technology-based companies. In addition, Mr. Steelberg’s intimate knowledge of the day-to-day management and operations of our company provides our Board with an in-depth understanding of our company.

Nathaniel L. Checketts has served as our director since July 2014. Since April 2012, Mr. Checketts has served as the Chief Executive Officer of Rhone Apparel, Inc., a producer and distributor of premium men’s activewear. From September 2012 to August 2014, he served as a partner of Checketts Partners Investment Fund, an investment advisor focused on the sports, media and entertainment sectors, where he continues to serve as an Advisor. From March 2013 to January 2016, Mr. Checketts served as a director of ScoreBig, Inc., a ticket vendor for live events. From September 2007 to August 2011, he was the founder and president of Mangia Technologies, Inc., a company that provides a platform for sports fans at stadiums to order consumer goods. We believe that Mr. Checketts is qualified to serve on our Board based on his extensive experience and knowledge in developing and managing high-growth companies in the digital media, mobile technology and sports and entertainment industries, as well as his expertise in finance and capital investment transactions.

Jeff P. Gehl has served as our director since May 2017. Since 2001, Mr. Gehl has been a Managing Partner of RCP Advisors, a private equity firm he co-founded. Mr. Gehl is responsible for leading RCP’s client relations and fund-raising activities, as well as its relationships with private equity fund managers in the Western United States, and he also serves as a member of the investment committees and advisory boards of various funds in which RCP is invested. Prior to co-founding RCP, he was involved in a number of private equity-financed companies, where he held senior positions in finance and operations. In addition, Mr. Gehl founded and served as Chairman and Chief Executive Officer of MMI, a technical staffing company, and acquired Big Ballot, Inc., a sports marketing firm. Mr. Gehl received a Bachelor of Science degree in Business Administration from the University of Southern California’s Entrepreneur Program, where he received the “Entrepreneur of the Year” award in 1989. We believe that Mr. Gehl is qualified to serve on our Board based on his extensive experience in financing, developing and managing high-growth technology companies.

G. Louis Graziadio, III has served as our director since August 2016. Since March 1990, Mr. Graziadio has been President and Chief Executive Officer of Second Southern Corp., the managing partner of Ginarra Partners, L.L.C., a closely-held company involved in a wide range of investments and business ventures. Mr. Graziadio is the Executive Chairman of Acacia Research Corporation (“Acacia”). Mr. Graziadio is also Chairman of the Board and Chief Executive Officer of Boss Holdings, Inc., a distributor of consumer goods. From 1984 to 2000, Mr. Graziadio served as a director of Imperial Bancorp, the parent company of Imperial Bank, a Los Angeles-based commercial bank acquired by Comerica Bank in January 2001. Mr. Graziadio, and companies with which he is affiliated, are significant shareholders in numerous private and public companies in a number of different industries. Since 1978, Mr. Graziadio has been active in restructurings of both private and public companies, as well as corporate spin-offs and initial public offerings. Mr. Graziadio previously served as a director of True Religion Apparel, Inc., a publicly traded premium clothing company, until its sale in July 2013, and as a director of World Point Terminals, LP, a previously publicly traded company which owns, operates, develops, and acquires terminal assets relating to the storage of light refined products and crude oil, from August 2013 to August 2017. In addition, Mr. Graziadio is a member of the Pepperdine University Board and the Board of Visitors of the Graziadio School of Business and Management at Pepperdine University. He is also a founding member of the board of directors of the Los Angeles Fire Department Scholarship Fund. We believe that Mr. Graziadio is qualified to serve on our Board due to his extensive experience as a member of senior management at several different companies, as well as his expertise in the area of finance, investment and capital market transactions. In addition, his experience in serving on the boards of directors of public companies provides our Board with valuable skills and capability to help guide the governance of our company.

Knute P. Kurtz has served as our director since June 2017. Until his retirement in June 2016, Mr. Kurtz was the Managing Partner of the Orange County office of PricewaterhouseCoopers LLP (“PwC”). During his ten years in that role, Mr. Kurtz was responsible for leading all important market facing activities on behalf of PwC and overseeing the delivery of assurance, financial/tax and advisory services to public and private clients in the market. He was a member of PwC’s senior leadership for the Southern California, Phoenix and Las Vegas cluster of offices and also served as the Market Leader for PwC’s Private Company Services practice in that geography. Prior to his role in the Southern California market, Mr. Kurtz served in various other leadership positions with PwC over a career that spanned 38 years and six offices throughout the United States. His professional experience includes serving as the lead advisor and audit partner to public and private clients in a number of different industry sectors and companies as diverse as Fortune 500 companies to high tech start-up entities. In addition to financial/audit services, he has extensive experience in capital market transactions including initial public offerings, mergers and acquisitions and debt offerings. His client work has also included advising audit committees and senior management on matters pertaining to corporate governance, risk assessments, internal controls and strategic initiatives. Mr. Kurtz currently serves as a director of Sunwest Bank, a privately-held regional bank. We believe that Mr. Kurtz is qualified to serve on our Board based on his extensive experience and knowledge in accounting and auditing matters involving publicly-traded technology companies, which provides our Board with valuable insight in their oversight of our company in these areas.

Christopher J. Oates has served as our director since July 2014. Since 2003, Mr. Oates has been the Founder and Managing Director of RimLight, LLC, a privately held, actively managed investment and strategic advisory firm. Prior to the formation of RimLight, LLC, Mr. Oates held senior level strategic planning, finance and business development positions in both public and private companies where he specialized in the design and implementation of entry strategies for markets throughout Europe, South America and the Middle East, with a primary focus on China, Southeast Asia and the balance of the Asia-Pacific region. Mr. Oates is also Founder and Managing Partner of Nio Advisors, LLC, an investment and advisory firm servicing entrepreneurial, growth-based companies, governments and financial institutions operating in emerging, frontier and pre-frontier markets, with a special focus on the greater Middle East. Mr. Oates is the former Chairman of O2K Worldwide Management Group, a multi-service sports marketing agency and currently serves as a director and/or an active advisory board member of a variety of companies in the technology, media, software, mobile and food/beverage sectors. He is a Member of the Board of Trustees of the John G. Shedd Aquarium and an Advisory Board Member at the Rand Corporation’s Center for Middle East Public Policy. We believe that Mr. Oates is qualified to serve on our Board due to his extensive experience and knowledge in strategic transactions, business development and financial management of media and technology companies, which provide valuable insight to our Board with respect to our operations and growth strategies.

Ryan Steelberg is a co-founder of our company and has served as a director since our inception in June 2014 and as the President of our subsidiary, Veritone One, Inc., since June 2015. In March 2017, he was also appointed as President of our company. From October 2007 to December 2014, he served as the President and Chief Executive Officer of Brand Affinity Technologies, Inc. Prior to that, Mr. Steelberg served as the Head of the Radio Division of Google Inc. from February 2006 to February 2007. From September 2002 to February 2007, he was the co-founder and President of dMarc Broadcasting, an advertising company that was acquired by Google Inc. in 2006. We believe that Mr. Steelberg is qualified to serve on our Board because of his extensive experience in the business development, marketing and management of enterprises in the media and digital technology industries. In addition, Mr. Steelberg’s intimate knowledge of our operations and technology provides our Board with an in-depth understanding of our company.

Edward J. Treska has served as our director since May 2017. Mr. Treska is the Executive Vice President, General Counsel and Secretary of Acacia. He joined Acacia in April 2004 as Vice President, and he was appointed Secretary in March 2007, General Counsel in March 2010, Senior Vice President in October 2011, and Executive Vice President in April 2017. Mr. Treska was previously General Counsel, Director of Patents and Licensing for SRS Labs, Inc., a technology licensing company specializing in audio enhancement, between 1996 and 2004. Mr. Treska has over 20 years of licensing experience and has written and negotiated hundreds of technology license and partnership agreements with some of the world’s largest companies. Prior to joining SRS Labs, Mr. Treska practiced law at the intellectual property law firm of Knobbe, Martens, Olson & Bear and prior to law school was a design engineer with the former TRW Space & Technology Group. Mr. Treska is a registered patent attorney. We believe that Mr. Treska is qualified to serve on our Board due to his extensive knowledge and expertise in legal matters affecting technology companies, and his experiences with licensing and intellectual property issues will contribute to our Board’s understanding of our business. In addition, his relationship with Acacia provides valuable insight to our Board from the perspective of a major investor in our company.

Frank E. Walsh, III has served as our director since May 2017. Mr. Walsh has been a Vice President of Jupiter Capital Management Partners, LLC, a family office, since 1992, and a founding partner of WR Capital Partners, LLC, a private equity investment firm, since 2000. Mr. Walsh has also been a director of Acacia since April 2016. Mr. Walsh formerly served on the board of directors and the audit and compensation committees of 1st Constitution Bancorp from 1999 until June 2016, and currently serves as a director and audit committee member of World Point Terminals Inc. and Energy Efficient Equity, Inc. Mr. Walsh also serves as a trustee for

St. Benedict’s Preparatory School in Newark, New Jersey and Lehigh University in Bethlehem, Pennsylvania. We believe that Mr. Walsh is qualified to serve on our Board because of his business skills and experience, executive leadership expertise and investment acumen developed during his long career at Jupiter Capital Management Partners, LLC and WR Capital Partners, LLC, and his service on other boards. In addition, we believe Mr. Walsh provides our Board with valuable input on strategic planning due to his extensive experience in the acquisition and financing of both public and private companies in the technology industry and many other industries.

Other Directorships

Mr. Gehl currently serves on the board of directors of one other publicly reporting company, P10 Holdings, Inc. Mr. Gehl does not currently serve, and during the past five years has not served, on the board of directors of any other publicly reporting company or investment company.

Mr. Graziadio currently serves on the board of directors of Acacia, which is a publicly reporting company. He previously served on the boards of directors of two other publicly reporting companies, World Point Terminals, LP until August 2017, and True Religion Apparel, Inc. until July 2013. Mr. Graziadio does not currently serve, and during the past five years has not served, on the board of directors of any other publicly reporting company or investment company.

Mr. Walsh currently serves on the board of directors of Acacia, which is a publicly reporting company. He previously served on the board of directors of one other publicly reporting company, 1st Constitution Bancorp until June 2016. Mr. Walsh does not currently serve, and during the past five years has not served, on the board of directors of any other publicly reporting company or investment company.

No other director currently serves, or during the past five years has served, on the board of directors of any other publicly reporting company or investment company.

Audit Committee

Our Board has a standing Audit Committee, which is comprised of four directors. The current members are Messrs. Checketts, Gehl, Kurtz and Oates, and Mr. Kurtz serves as the Chairman. Our Board has affirmatively determined that each member of the Audit Committee meets the definition of an “independent director” for purposes of serving on an audit committee under Rule 10A-3 of the Exchange Act and NASDAQ rules. In addition, our Board has determined that Mr. Kurtz qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K.

Voting Agreement

In connection with an investment by Acacia in our securities in August 2016, we entered into a Voting Agreement with Acacia and certain stockholders (the “Holders”), including entities affiliated with Chad Steelberg and Ryan Steelberg (the “Voting Agreement”). Pursuant to the Voting Agreement, our Board consists of a total of nine authorized directors. Until May 17, 2019 (the “Voting Period”), Acacia has the right to nominate three directors to our Board, and the Holders, voting together as a group, have the right to nominate six directors to our Board. Chad Steelberg and Ryan Steelberg (the “Founders”) currently beneficially own the majority of the shares of our common stock held by the Holders, and accordingly, are able to designate all six of the Holders’ director nominees. During the Voting Period, Acacia and the Holders have agreed to vote all of their shares to elect the nine directors nominated by them pursuant to the Voting Agreement. In addition, pursuant to the Voting Agreement, each of Acacia and the Holders has the right to appoint three designees to attend and participate in the meetings of our Board in a non-voting capacity.

Executive Officers

We currently have five executive officers who serve at the pleasure of our Board and are elected on an annual basis:

Name	Age	Title
Chad Steelberg	46	Chief Executive Officer and Chairman of the Board

Ryan Steelberg	44	President

Peter F. Collins	53	Executive Vice President and Chief Financial Officer

Jeffrey B. Coyne	51	Executive Vice President, General Counsel and Secretary

John A. Ganley, Jr.	69	Executive Vice President, Human Resources

The biography of Chad Steelberg is presented on page 1, and the biography of Ryan Steelberg is presented on page 3. The biographies of our other executive officers are set forth below.

Peter F. Collins has served as our Executive Vice President and Chief Financial Officer since May 2017 and previously as our Senior Vice President and Chief Financial Officer from October 2016 to May 2017. From May 2014 to October 2016, Mr. Collins served as Chief Financial Officer at J. Brand Holdings, LLC, a premium clothing company and a subsidiary of Fast Retailing Co., Ltd. From March 2007 to July 2013, Mr. Collins served as Chief Financial Officer of True Religion Apparel Inc., a publicly traded premium clothing company. From April 2004 to March 2007, he served as Divisional Vice President, Corporate Controller and Principal Accounting Officer for Nordstrom, Inc., a department store chain. From 2002 to 2004, Mr. Collins served in various financial roles with Albertson’s, Inc., a supermarket chain, including Group Vice President and Controller. Prior to that, from 1998 until 2002, Mr. Collins was a partner with Arthur Andersen LLP, serving clients in the healthcare, retail, distribution and manufacturing industries.

Jeffrey B. Coyne has served as our Executive Vice President, General Counsel and Secretary since October 2016. From July 2004 to April 2016, Mr. Coyne served as Senior Vice President, General Counsel and Corporate Secretary, with responsibility for legal affairs and human resources, at Newport Corporation, a global supplier of advanced technology products that was acquired by MKS Instruments, Inc., and as Vice President, General Counsel and Corporate Secretary of Newport Corporation from June 2001 to July 2004. Prior to that, Mr. Coyne was a partner in the Corporate and Securities Law Department of Stradling Yocca Carlson & Rauth, P.C. from January 2000 to June 2001, and was an associate attorney at such firm from February 1994 to December 1999. From November 1991 to February 1994, Mr. Coyne was an associate attorney at Pillsbury Madison & Sutro LLP (now Pillsbury Winthrop Shaw Pittman LLP), an international law firm. Mr. Coyne is a member of the State Bar of California and the Orange County Bar Association.

John A. Ganley, Jr. has served as our Executive Vice President, Human Resources since May 2017. From March 2013 to January 2017, Mr. Ganley was Managing Partner of Force Four Partners, an executive search and management consulting firm. From December 2005 to March 2013, Mr. Ganley was Global Vice President of Human Resources and Chief Talent Officer for Quest Software, Inc., a global systems management and security software provider, prior to its acquisition by Dell, Inc. Prior to joining Quest, from July 2004 to July 2005, Mr. Ganley was Director of Global Staffing of Symbol Technologies, a worldwide supplier of mobile data capture and delivery equipment, prior to its acquisition by Motorola. From September 2001 to June 2004, he was Founder and Owner of JAG Partners, an executive search firm. From December 2000 to June 2001, Mr. Ganley was Senior Vice President of Executive Resources at 3Com Corporation, a leading developer and manufacturer of computer networking products. From March 1993 to December 2000, Mr. Ganley served as Chief Talent Officer of EMC2 Corporation, a global provider of data storage systems. Prior to joining EMC, Mr. Ganley spent 16 years with Digital Equipment Corporation in senior human resources roles.

Family Relationships

There are no family relationships between any of our directors or executive officers, except that Chad Steelberg and Ryan Steelberg are brothers.

Legal Proceedings

On December 15, 2014, Brand Affinity Technologies, Inc. filed a petition for relief under the Bankruptcy Code commencing the matter of In re Brand Affinity Technologies, Inc., United States Bankruptcy Court for the Central District of California, Santa Ana Division, Case No. 8:14-bk-17244 SC. Chad Steelberg and Ryan Steelberg previously served as officers, directors and beneficial owners of Brand Affinity Technologies, Inc. The Bankruptcy Court entered an order closing this bankruptcy case on December 5, 2016.

Code of Ethics

Our Board has adopted a code of business conduct and ethics, which is applicable to our principal executive, financial and accounting officers and all persons performing similar functions. A copy of that code is available in the Investor Relations section of our principal corporate website at investors.veritone.com under the heading “Corporate Governance.” We will also provide an electronic or paper copy of the code of ethics, free of charge, upon request made to our Secretary. If any substantive amendments are made to the written code of ethics, or if any waiver (including any implicit waiver) is granted from any provision of the code of ethics to our principal executive, financial and accounting officers, we will disclose the nature of such amendment or waiver on our website at www.veritone.com or, if required, in a current report on Form 8-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely upon the review of copies of such reports furnished to us and written representations that no other reports were required during fiscal year 2017, all of our officers, directors and greater than ten percent stockholders have complied with all applicable Section 16(a) filing requirements, except as follows:

(i)	Due to an administrative error, Mr. Checketts did not file his Form 3 on May 11, 2017. Such Form 3 was subsequently filed on October 31, 2017, upon discovery of the error.

(ii)	Mr. Gehl’s Form 3, which was filed on May 19, 2017, omitted 295,278 shares of common stock held by Veritone LOC I, LLC (“VLOC”) (representing a portion of the total shares held by VLOC), which may have been deemed to be indirectly beneficially owned by Mr. Gehl. Such holdings were included on an amended Form 3 filed on May 22, 2017.

(iii)	Mr. Oates’ Form 4, which was filed on May 15, 2017, omitted an option to purchase 84,000 shares of common stock that was granted to him on May 11, 2017. Such grant was subsequently reported on an amended Form 4 filed on October 30, 2017, upon discovery of the omission.

(iv)

Chad Steelberg’s Form 3 (which was filed one day late on May 12, 2017 due to an administrative error) omitted 150,000 shares of common stock and warrants to purchase an aggregate of 120,000 shares of common stock held by VLOC; and Mr. Steelberg’s Form 4 filed on May 19, 2017 omitted the conversion of such warrants held by VLOC into warrants to purchase 156,720 shares of common stock and the conversion of a convertible promissory note into an additional 295,278 shares of common stock held by VLOC upon the completion of our IPO, which shares and warrants may have been deemed to be indirectly beneficially owned by Mr. Steelberg. Such holdings and transactions were subsequently included on an amended Form 4 filed by Mr. Steelberg on May 22, 2017. In addition, the issuance of 10,121 shares of common stock to Chad Steelberg on June 30, 2017 pursuant to his employment agreement was reported late on a Form 4 filed on August 22, 2017.

(v)	Ryan Steelberg’s Form 3, which was filed on May 11, 2017, omitted 150,000 shares of common stock and warrants to purchase an aggregate of 120,000 shares of common stock held by VLOC, which may have been deemed to be indirectly beneficially owned by Mr. Steelberg. Such holdings were subsequently included on a Form 4 filed by Mr. Steelberg on May 22, 2017 (which was filed one day late).

Item 11. Executive Compensation.

Executive Compensation Summary

The following is a summary of the compensation policies, plans and arrangements for our executive officers. This summary should be read in conjunction with the Summary Compensation Table and related disclosures set forth below. We are eligible to, and have chosen to, comply with the executive compensation disclosure rules applicable to a “smaller reporting company,” as defined in applicable SEC rules.

Overview

Our executive compensation plans and arrangements are overseen and administered by our Compensation Committee, which is comprised entirely of independent directors as determined in accordance with applicable NASDAQ and SEC rules. The Compensation Committee operates under a written charter adopted and reviewed annually by our Board. A copy of this charter is available on our website at investors.veritone.com under the heading “Corporate Governance.”

The key components of the compensation of our executive officers are base salaries, cash bonuses, and equity awards. Prior to 2018, we did not have a formal compensation program for our executive officers. The base salaries and bonuses for, and certain equity awards granted to, our executive officers in 2016 and 2017 were set forth in their respective employment agreements or offer letters, which are discussed below.

In December 2017, the Compensation Committee engaged a compensation consultant, Pearl Meyer, to conduct a market study of executive compensation and make recommendations regarding the base salaries, cash incentive compensation and equity compensation for our executive officers. In March 2018, the Compensation Committee reviewed the market data and recommendations that had been provided by Pearl Meyer and used such data and recommendations to establish compensation levels and plans for 2018, as discussed in more detail under the heading “2018 Executive Compensation” below.

Employment Agreements

Employment Agreements with Chad Steelberg and Ryan Steelberg

In March 2017, we entered into employment agreements with each of Chad Steelberg, our Chief Executive Officer, and Ryan Steelberg, our President. Pursuant to these employment agreements, the annual base salaries of Chad Steelberg and Ryan Steelberg were set at $1.00 and $350,000, respectively. These annual base salaries are subject to periodic review and adjustment at the discretion of our Board or our Compensation Committee. In addition, Chad Steelberg’s employment agreement provided that, during the term of his employment, we would issue to him, on the last trading day of each calendar quarter beginning after March 31, 2017, a number of shares of our common stock derived by dividing $125,000 by the fair market value per share of our common stock on such date, determined as set forth in the agreement. Chad Steelberg and Ryan Steelberg are also eligible to receive annual performance bonuses in the discretion of our Compensation Committee. Each employment agreement has an initial term of three years, which will be renewed automatically for additional one-year terms unless either we or the officer notifies the other party of the intent not to renew the agreement at least 90 days prior to the expiration of the then-current term.

Pursuant to their employment agreements, we paid performance bonuses to Chad Steelberg and Ryan Steelberg relating to their services to us in 2016 in the amounts of $500,000 and $350,000, respectively. Fifty percent of such bonuses were paid in March 2017, and the remaining amounts were paid in June 2017 and July 2017. In addition, in March 2018, the Compensation Committee approved the payment of a cash bonus of $250,000 to each of Chad Steelberg and Ryan Steelberg for his performance in 2017.

In addition, pursuant to their employment agreements, in May 2017 we granted to each of Chad Steelberg and Ryan Steelberg the following options to purchase shares of our common stock:

•	An option (the “Time-Based Option”) to purchase 1,044,819 shares of our common stock, which option vests in 36 equal monthly installments upon the executive’s completion of each month of service over the three-year period measured from the grant date.

•	An option (the “Performance Option”) to purchase 522,409 shares of our common stock, which was scheduled to vest in full upon the earlier of (i) the date the market capitalization of our company equaled or exceeded $400,000,000 for at least five consecutive trading days, or (ii) May 17, 2022, the fifth anniversary of the closing of our initial public offering (“IPO”), provided that the executive is still in the service of our company on such date. These Performance Options vested in full in September 2017 upon the achievement of the market capitalization vesting condition.

The employment agreements with Chad Steelberg and Ryan Steelberg are at-will agreements and may be terminated at any time and for any reason or without reason. However, if the officer is terminated other than for “Cause” or resigns for “Good Reason” (as defined in their respective employment agreements), then the officer will be entitled to acceleration of the vesting of certain stock options, and, in the case of Ryan Steelberg, to certain cash severance payments, as discussed under the heading “Payments Upon Termination of Employment or Change in Control” below.

In March 2018, the Compensation Committee established base salaries and target bonuses for Chad Steelberg and Ryan Steelberg for 2018, which amended the compensation terms set forth in their employment agreements, as discussed under the heading “2018 Executive Compensation” below.

Collins Offer Letter

On October 10, 2016, we entered into an employment offer letter with Mr. Peter F. Collins (the “Collins Offer Letter”) pursuant to which Mr. Collins is serving as our Executive Vice President and Chief Financial Officer. The Collins Offer Letter provided that Mr. Collins would receive an annual base salary of $200,000 and two equity grants described below. He was also eligible to receive performance-based variable cash compensation targeted at $100,000, payable annually based on the achievement of certain individual and corporate objectives.

On October 31, 2016, we entered into an agreement with Mr. Collins to memorialize the option grants set forth in the Collins Offer Letter. We agreed with Mr. Collins that we would grant to him restricted shares of our common stock in lieu of and not in addition to the options to purchase our common stock originally set forth in the Collins Offer Letter, which was later reflected in the amendment to the Collins Offer Letter (the “Collins Amendment”). Pursuant to the stock issuance agreement with Mr. Collins, we issued to Mr. Collins 21,000 shares of restricted common stock that vest in four equal annual installments after the vesting commencement date. We issued an additional 6,000 performance shares of restricted stock having the same time-based vesting schedule, plus a performance-vesting condition, which performance condition was not achieved and the 6,000 restricted shares were forfeited.

In November 2016, we entered into a stock issuance agreement with Mr. Collins, pursuant to which we issued Mr. Collins an additional 12,000 shares of restricted common stock (the “Collins Second Grant”). These restricted shares vest over a four-year period, with 25% of the shares vesting upon his completion of twelve months of continuous service with our company and the remainder of the shares vesting in equal monthly installments thereafter.

On January 23, 2017, we entered into an amendment to the Collins Amendment, pursuant to which we (i) agreed to reflect that the grant to Mr. Collins of restricted shares of our common stock described above was in lieu of and not in addition to the options to purchase our common stock originally set forth in the Collins Offer Letter, (ii) waived our right to repurchase the shares upon Mr. Collins’ termination of service with our company and (iii) added a partial acceleration feature to the Collins Second Grant, which permits the acceleration of a portion of the Collins Second Grant upon his termination without “Cause” (as defined in the Collins Offer Letter) in order to compensate Mr. Collins for the taxes paid or payable for the shares which otherwise would be forfeited upon his termination.

Coyne Offer Letter

On October 13, 2016, we entered into an employment offer letter with Mr. Jeffrey B. Coyne (the “Coyne Offer Letter”), pursuant to which Mr. Coyne is serving as our Executive Vice President, General Counsel and Secretary. The Coyne Offer Letter provided that Mr. Coyne would receive an annual base salary of $200,000 and two equity grants described below. He was also eligible to receive performance-based variable cash compensation targeted at $75,000, payable annually based on the achievement of certain individual and corporate objectives.

On October 31, 2016, we entered into an agreement with Mr. Coyne to memorialize the option grants as set forth in the Coyne Offer Letter. We agreed with Mr. Coyne that we would grant to him restricted shares of our common stock in lieu of and not in addition to the options to purchase our common stock originally set forth in the Coyne Offer Letter, which was later reflected in the amendment to the Coyne Offer Letter (the “Coyne Amendment”). Pursuant to the stock issuance agreement, we issued to Mr. Coyne 39,000 shares of restricted common stock that vest over a four-year period, with 25% of the shares vesting upon his completion of twelve months of continuous service with our company and the remainder of the shares vesting in equal monthly installments thereafter (the “Coyne Grant”). We issued an additional 6,000 performance shares having the same time-based vesting schedule, plus a performance-vesting condition, which performance condition was not achieved and the 6,000 restricted shares were forfeited.

On January 23, 2017, we entered into the Coyne Amendment, pursuant to which we (i) agreed to reflect that the grant to Mr. Coyne of restricted shares of our common stock described above was in lieu of and not in addition to the options to purchase our common stock originally set forth in the Coyne Offer Letter, (ii) waived our right to repurchase the restricted shares upon Mr. Coyne’s termination of service with our company, and (iii) added a partial acceleration feature to the Coyne Grant, which permits the acceleration of a portion of the Coyne Grant upon his termination without “Cause” (as defined in the Coyne Offer Letter) in order to compensate Mr. Coyne for the taxes paid or payable for the unvested shares which would otherwise be forfeited upon his termination.

Ganley Offer Letter

On May 9, 2017, we entered into an employment offer letter with Mr. John A. Ganley, Jr. (the “Ganley Offer Letter”), pursuant to which Mr. Ganley is serving as our Executive Vice President, Human Resources. The Ganley Offer Letter provided that Mr. Ganley would receive an annual base salary of $200,000, and he was eligible to receive performance-based variable cash compensation targeted at $20,000 based on the achievement of certain individual and corporate objectives. In addition, pursuant to the Ganley Offer Letter, on May 11, 2017, we entered into a stock option agreement with Mr. Ganley, pursuant to which we granted to him nonqualified stock options to purchase up to 24,000 shares of common stock that vest over a four-year period.

In March 2018, the Compensation Committee approved payments of cash bonuses to Messrs. Collins, Coyne and Ganley in the amounts of $100,000, $75,000, and $20,000, respectively, based on their achievement of performance objectives in 2017.

Also in March 2018, the Compensation Committee established base salaries and target cash bonuses for Messrs. Collins, Coyne and Ganley for 2018, which amended the compensation terms set forth in their respective offer letters, as discussed under the heading “2018 Executive Compensation” below.

Equity Incentives

We provide long-term incentive compensation to our executive officers through equity-based awards under our stock incentive plans, such as stock options and restricted stock, which generally vest over multiple years.

Our 2014 Stock Option/Stock Issuance Plan (the “2014 Plan”) was approved by our Board and stockholders in 2014, and our 2017 Stock Incentive Plan (the “2017 Plan”) was approved by our Board and stockholders at the time of our IPO in May 2017 (the 2014 and 2017 Plan are collectively referred to herein as the “Stock Plans”). Under the Stock Plans, the Compensation Committee or our Board has authority to grant awards of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock and restricted stock units to our executive officers, directors, employees and consultants. Our Board has resolved not to make any further awards under the 2014 Plan following the completion of our IPO. The 2014 Plan will continue to govern all outstanding awards granted thereunder.

All stock options granted under the Stock Plans have exercise prices equal to or greater than the fair market value of our common stock on the grant date, and expire 10 years after the grant date, subject to earlier expiration in the event of termination of the awardee’s continuous service with the company. All equity awards granted under the Stock Plans vest in accordance with the vesting schedules established by the Compensation Committee at the time of award, subject to the awardee’s continued service with our company. The vesting of equity awards granted to our executive officers is subject to acceleration under certain circumstances as discussed under the heading “Payments Upon Termination of Employment or Change in Control” below.

In 2016 and 2017, our executive officers received awards of restricted stock and nonqualified stock options under our 2014 Plan pursuant to their employment agreements and offer letters, as discussed above. In addition, at the time of our IPO in May 2017, each of Messrs. Collins and Coyne received a nonqualified option to purchase 12,000 shares of our common stock, which has an exercise price of $15.00 and vests over a four-year period. In connection with the Compensation Committee’s review of executive compensation in March 2018, the Committee approved certain grants of nonqualified stock options to such individuals, as discussed under the heading “2018 Executive Compensation” below.

2018 Executive Compensation

As noted above, the Compensation Committee engaged a compensation consultant, Pearl Meyer, to conduct a market study of executive compensation and make recommendations regarding the base salaries, cash incentive compensation and equity compensation for our executive officers.

Pearl Meyer reviewed compensation data reported by a group of publicly-traded software-as-a-service companies with annual revenues between $50 million and $150 million, with average revenues of approximately $100 million. The Compensation Committee determined that this group of companies, which have higher revenues than Veritone, was an appropriate peer group for this analysis, as it represented the size of companies with which we compete for executive talent. Specifically, Pearl Meyer reviewed base salaries, target cash incentive bonuses and annual equity compensation for the companies in this group.

In March 2018, the Compensation Committee reviewed and discussed the findings and recommendations of Pearl Meyer. Such review indicated that the target total cash compensation and target total direct compensation of our executive officers were both significantly below the 50th percentile of the peer group. The Compensation Committee determined that it is important to provide compensation packages to our executive officers that represent target total direct compensation that is approximately equal to the 50th percentile of market, but that the mix of such compensation be weighted more heavily towards equity compensation to reduce our cash utilization and to align our executives’ compensation with the interests of our stockholders. Based on such review, the Compensation Committee approved a base salary of $250,000 and a target cash bonus of $75,000 (30% of base salary) for each of our executive officers for 2018. The new base salaries became effective as of March 15, 2018. The target amounts of the bonuses will be payable in the event of achievement of 100% of the revenue target set forth in the annual operating plan approved by our Board for 2018 (the “Revenue Goal”), with potential payouts of up to 200% of the target amount in the event of achievement of 150% of the Revenue Goal. Payouts will be prorated on a straight-line basis in the event of revenue achievement between 100% and 150% of the Revenue Goal.

In March 2018, the Compensation Committee also granted a nonqualified stock option to each executive officer under our 2017 Plan. Chad Steelberg received an option to purchase 136,029 shares, Ryan Steelberg received an option to purchase 68,015 shares, and each of Messrs. Collins, Coyne and Ganley received an option to purchase 37,099 shares. Such options have an exercise price of $15.14, which was the closing price of our common stock on the grant date, and vest over a four-year period.

The base salaries, target cash bonuses and equity awards approved for the executive officers for 2018 result in target total direct compensation that is approximately equal to the 50th percentile of the peer group.

Generally Available Benefit Programs

Section 401(k) Plan

We make available through a professional employer organization (“PEO”) a tax-qualified retirement plan that provides eligible employees, including our executives, with an opportunity to save for retirement on a tax advantaged basis. Participants are able to defer up to 50% of their eligible compensation, subject to applicable annual limits under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). Pre-tax contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participant’s directions. We do not currently make any matching contributions under the 401(k) plan.

Employee Stock Purchase Plan

We maintain an employee stock purchase plan (the “ESPP”), which is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code, to promote stock ownership by employees. Under the ESPP, eligible employees are able to acquire shares of our common stock by accumulating funds through payroll deductions. Eligible employees are able to select a rate of payroll deduction between 1% and 15% of their eligible compensation. The ESPP is implemented through a series of offering periods of up to 27 months, each having multiple purchase intervals, which are generally six months, unless otherwise determined by the plan administrator, which is our Compensation Committee.

The purchase price for shares of our common stock under the ESPP is established by our Compensation Committee prior to the start of any offering period, but will not be less than 85% of the lower of the fair market value of our common stock on (i) the first day of each offering period and (ii) the purchase date for each purchase interval. Purchases under the ESPP are subject to certain limitations, including a maximum number of shares that each participant may purchase on each purchase date of 1,000 shares, a maximum number of shares that may be purchased in total by all participants on each purchase date of 200,000 shares, and the $25,000 annual limit under the Internal Revenue Code. In addition, under no circumstances will purchase rights be granted under the ESPP to any eligible employee if such individual would, immediately after the grant, own or hold outstanding options or other rights to purchase, stock possessing 5% or more of the total combined voting power or value of all classes of stock of our company or any parent or subsidiary.

Health Benefit Programs

Our executive officers are eligible to participate in the health benefit programs that we make available through our PEO, including medical, dental, vision, long-term disability, life and accidental death and dismemberment insurance, flexible spending accounts and certain other benefits. We pay 100% of the premiums for the medical, dental, vision, long-term disability and life insurance elected by Messrs. Collins, Coyne and Ganley under these company-provided benefits (excluding the premiums for voluntary supplemental disability). Chad Steelberg and Ryan Steelberg do not currently participate in these benefit programs; however, we reimburse each of them for 100% of the costs for their separate healthcare plans.

Summary Compensation Table

The following table sets forth compensation earned during the fiscal years ended December 31, 2017 and 2016 by our principal executive officer, Chad Steelberg; our principal financial officer, Peter F. Collins; and our three other most highly compensated executive officers who were serving as executive officers at December 31, 2017; as well as the grant date fair values of share-based compensation awarded to such officers during such fiscal years, calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“FASB ASC Topic 718”). These officers are referred to in this proxy statement as the “named executive officers.”

Name and Principal Position	Year	Salary ($)	Bonus(1) ($)	Stock Awards ($)	Option Awards(2) ($)	All Other Compen- sation(3) ($)	Total ($)
Chad Steelberg(4)	2017	$375,000	$250,000	$—	$13,922,795	$30,071	$14,577,866
Chief Executive Officer	2016	10	500,000	721,777	—	30,306	1,252,093

Ryan Steelberg	2017	279,735	250,000	—	13,922,795	27,899	14,480,429
President	2016	10	350,000	868,711	—	28,604	1,247,325

Peter F. Collins(5)	2017	200,000	100,000	—	108,872	13,072	421,944
Executive Vice President and Chief Financial Officer	2016	37,121	—	292,500	—	—	329,621

Jeffrey B. Coyne(6)	2017	200,000	75,000	—	108,872	3,442	387,314
Executive Vice President, General Counsel and Secretary	2016	37,878	—	337,500	—	—	375,378

John A. Ganley, Jr.(7)	2017	128,030	20,000	—	217,724	7,186	372,940
Executive Vice President, Human Resources	2016	—	—	—	—	—	—

(1)	Reflects bonuses earned by each named executive officer for each year presented. The bonuses earned by all named executive officers for 2017 were paid in March 2018. Pursuant to their employment agreements, Chad Steelberg and Ryan Steelberg received performance bonuses for their services to us in 2016, 50% of such bonuses were paid in March 2017 and the remaining amounts were paid in June and July 2017.

(2)

Reflects the grant date fair values of stock options awarded to each named executive officer in 2017. The fair values of the stock options were estimated as of the grant date using the Black-Scholes-Merton option pricing model. The assumptions used in the valuation of such options are discussed in Note 10 to our consolidated financial statements included in our Original Filing. See additional information regarding the stock options awarded to Chad Steelberg and Ryan Steelberg in 2017 under the heading “Employment

Agreements with Chad Steelberg and Ryan Steelberg” above. See additional information regarding the stock options awarded to Mr. Ganley in 2017 under the heading “Ganley Offer Letter” above, and the stock options awarded to Messrs. Collins and Coyne in 2017 under the heading “Equity Incentives” above. For the Performance Options granted to Chad Steelberg and Ryan Steelberg, the achievement of the applicable performance condition was considered probable as of the grant date and, therefore, the full grant date values of such Performance Options are included in the table.

(3)	All other compensation consists of: (i) for Chad Steelberg and Ryan Steelberg, the amounts paid to them as reimbursement of the costs of separate healthcare plans; and (ii) for all other named executive officers, the amounts of company-paid premiums for healthcare benefits in excess of the premiums that we customarily pay on behalf of non-executive employees for such healthcare benefits under our company benefit programs.

(4)	The amount shown as salary for Chad Steelberg for 2017 reflects the aggregate value of shares of our common stock issued to him in lieu of a cash base salary pursuant to his employment agreement, as follows: (i) 10,121 shares of common stock issued on June 30, 2017, having a fair market value of $12.35 per share; (ii) 2,471 shares of common stock issued on September 29, 2017, having a fair market value of $50.57 per share; and (iii) 5,215 shares of common stock issued on December 29, 2017, having a fair market value of $23.97. The number of shares issued on each date was determined by dividing $125,000 by the per share fair market value on the issuance date (rounded down to the nearest whole share), such fair market value representing the average of the last five closing prices for our common stock through such date, in accordance with his employment agreement. See additional information regarding Chad Steelberg’s employment agreement under the heading “Employment Agreements with Chad Steelberg and Ryan Steelberg” above.

(5)	Mr. Collins joined our company on October 25, 2016. The amounts set forth for the year 2016 reflect amounts earned by Mr. Collins from such date through December 31, 2016.

(6)	Mr. Coyne joined our company on October 24, 2016. The amounts set forth for the year 2016 reflect amounts earned by Mr. Coyne from such date through December 31, 2016.

(7)	Mr. Ganley joined our company on May 9, 2017. The amounts set forth for the year 2017 reflect amounts earned by Mr. Ganley from such date through December 31, 2017.

Outstanding Equity Awards at 2017 Fiscal Year End

The table below sets forth information regarding outstanding equity awards held by each named executive officer as of December 31, 2017, including: (i) the number of shares of our common stock underlying both exercisable and unexercisable stock options held by each named executive officer and the exercise prices and expiration dates thereof; and (ii) the number of shares of restricted stock held by each named executive officer, and the market value thereof, that had not vested as of December 31, 2017.

Name	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)			Option Exercise Price ($)	Option Expiration Date	Number of Shares, Units or Other Rights That Have Not Vested(1) (#)	Market or Payout Value of Shares, Units or Other Rights That Have Not Vested(2) ($)
	Exercisable	Unexercisable
Chad Steelberg	522,409	—		$15.00	05/10/27	—	—
	203,159	841,660	(3)	$15.00	05/10/27	—	—

Ryan Steelberg	522,409	—		$15.00	05/10/27	—	—
	203,159	841,660	(3)	$15.00	05/10/27	—	—
	—	—		—	—	36,805	$853,876

Peter F. Collins	—	12,000	(4)	$15.00	05/10/27	—	—
	—	—		—	—	24,500	$568,400

Jeffrey B. Coyne	—	12,000	(4)	$15.00	05/10/27	—	—
	—	—		—	—	27,625	$640,900

John A. Ganley, Jr.	—	24,000	(5)	$15.00	05/10/27	—	—

(1)	Consists of restricted stock awarded to certain named executive officers in 2016, which had not vested as of December 31, 2017. The unvested shares of restricted stock held by Ryan Steelberg as of December 31, 2017 will continue to vest in 18 equal monthly installments through June 25, 2019. Of the 24,500 unvested shares of restricted stock held by Mr. Collins as of December 31, 2017, 15,750 shares will vest in three equal annual installments on October 25, 2018, 2019 and 2020, and 8,750 shares will vest in 35 equal monthly installments through November 7, 2020. The unvested shares of restricted stock held by Mr. Coyne as of December 31, 2017 will vest in 34 equal monthly installments through October 24, 2020.

(2)	The market values of all restricted stock reflected in the table above have been calculated based on the closing price of our common stock on December 29, 2017 (the last trading day of fiscal year 2017) as reported on the Nasdaq Global Market, which was $23.20 per share.

(3)	Consists of stock options that were granted to the named executive officer on May 11, 2017, which had not vested as of December 31, 2017. Such unvested options will vest in 29 equal monthly installments through May 10, 2020.

(4)	Consists of stock options that were granted to the named executive officer on May 11, 2017, which had not vested as of December 31, 2017. 25% of the shares underlying such options will vest on May 11, 2018, and the remaining shares will vest in 36 equal monthly installments thereafter through May 11, 2021.

(5)	Consists of stock options that were granted to the named executive officer on May 11, 2017, which had not vested as of December 31, 2017. 25% of the shares underlying such options vested on January 30, 2018, and the remaining shares will vest in 36 equal monthly installments thereafter through January 30, 2021.

The vesting of equity awards held by the named executive officers is subject to each officer’s continued service with our company, and is subject to acceleration under certain circumstances as discussed under the heading “Payments Upon Termination of Employment or Change in Control” below.

Payments Upon Termination of Employment or Change in Control

Chad Steelberg and Ryan Steelberg

Pursuant to the terms of their employment agreements, in the event that either Chad Steelberg or Ryan Steelberg are terminated without “Cause” (as defined in the employment agreements), then all of the unvested options subject to such officer’s Time-Based Option will immediately vest, and in the event that either officer resigns for “Good Reason” (as defined in the employment agreements), then 50% of the then unvested options subject to such officer’s Time-Based Option will immediately vest. In addition, in the event of a “Change in Control” (as defined in the 2014 Plan) in which such options are not assumed in the Change in Control or are otherwise cancelled in connection with the Change in Control, all of the unvested options subject to such officer’s Time-Based Option shall immediately vest. The stock option agreements entered into with Chad Steelberg and Ryan Steelberg in connection with the stock options granted to them in March 2018 contain substantially the same terms pertaining to termination or Change in Control.

Pursuant to his employment agreement, if Ryan Steelberg is terminated without Cause or resigns for Good Reason, he will be entitled to receive a lump sum severance payment equal to his base salary payable for the remainder of the term of his employment agreement.

The stock issuance agreement entered into with Ryan Steelberg with respect to the award of 98,140 shares of restricted stock to him in 2016 provides that in the event of a Change in Control (as defined in the 2014 Plan), if the forfeiture restrictions with respect to such restricted shares are not assigned to the acquirer, the forfeiture restrictions will lapse and all unvested shares will vest in full immediately prior to the Change in Control. In addition, if such forfeiture restrictions are assigned to the acquirer, 75% of the restricted shares not then vested will vest immediately prior to the Change in Control, and the remaining 25% of the restricted shares will vest in 12 equal monthly installments following the Change in Control.

Other Executive Officers

Both the Collins Amendment and the Coyne Amendment provide that in the event of a Change in Control (as defined in the 2014 Plan), if the forfeiture restrictions with respect to any unvested restricted shares held by Messrs. Collins and Coyne are not assigned to the acquirer, the forfeiture restrictions will lapse and all unvested shares will vest in full immediately prior to the Change in Control. In addition, in the event that Mr. Collins or Mr. Coyne is terminated without “Cause” (as defined in his offer letter), the vesting of a portion of his restricted shares will accelerate in order to compensate him for the taxes paid or payable for the shares which otherwise would be forfeited upon termination.

The option agreements entered into with Messrs. Collins, Coyne and Ganley in connection with the stock options granted to them in May 2017 and March 2018 provide that, in the event of a Change in Control, if such options are not assumed by the acquirer, or if the officer is terminated without Cause (as defined in the officer’s offer letter), then all of the unvested options subject to such officer’s grant shall immediately vest. In addition, if any such option is assumed by the acquirer then, immediately prior to the Change in Control, the option will become vested and exercisable for an additional number of shares equal to the lesser of (a) 25% of the number of shares initially subject to the option and (b) the number of shares that have not then vested pursuant to the original vesting schedule, and the remaining unvested options (if any) will vest in 12 equal monthly installments following the Change in Control, or over the remainder of the original vesting schedule, if shorter.

Directors

The Restricted Stock Unit Agreements entered into with our non-employee directors pursuant to the automatic grant provisions of our 2017 Plan provide that, in the event of a Change in Control (as defined in the Agreement), or in the event such director’s service is terminated due to such director’s death or Permanent Disability (as defined in the Agreement), all of such restricted stock units shall immediately vest.

We entered into a stock option agreement with Mr. Oates in connection with our IPO in May 2017. The stock option agreement provides that, in the event that Mr. Oates is not nominated for reelection to our Board for any reason other than Mr. Oates’ “Misconduct” (as defined in the 2014 Plan), or in the event of a Change in Control in which Mr. Oates is not requested to continue as a director of our company or its successor for any reason other than his Misconduct, then all of the unvested shares subject to such option will immediately vest in full.

Director Compensation

In 2017, our Board adopted a non-employee director compensation program, which is comprised of the following components:

•	Equity Awards: each non-employee director receives awards of restricted stock units (“RSUs”) under the automatic grant program for non-employee directors set forth in our 2017 Plan, including:

•	Initial RSU Award: at the time of our IPO, each non-employee director received an award of 5,000 RSUs, which was determined by dividing $75,000 by $15.00, which was our IPO price per share;

•	Annual RSU Award: on the date of each annual meeting of our stockholders commencing with our 2018 annual meeting, each director will be granted a number of RSUs having a grant date value equal to $75,000, which RSUs will vest on the first anniversary of the grant date (or the day immediately preceding the date of the next regular annual meeting following the grant date, if earlier); and

•	Initial RSU Award for New Directors: on the date of initial appointment or election to our Board, each new director will be granted a number of RSUs having a grant date value equal to a prorated portion of the $75,000 annual RSU award (such proration based on 365 days less the number of days elapsed from the date of our last annual meeting of stockholders to the date of such initial appointment or election), which RSUs will vest on the first anniversary of the grant date (or the day immediately preceding the date of the next regular annual meeting following the grant date, if earlier);

•	Board Fees: on an annual basis, each non-employee director receives an annual cash retainer for serving as a member of our Board in the amount of $25,000;

•	Committee Fees: on an annual basis, each non-employee director serving as a member of our Audit Committee, our Compensation Committee, or our Corporate Governance and Nominating Committee, receives an annual cash retainer in the amount of $7,500, $5,000, and $2,500, respectively. In addition, each nonemployee director serving as Chairman of our Audit Committee, Chairman of our Compensation Committee, or Chairman of our Corporate Governance and Nominating Committee, will receive an additional annual cash retainer of $7,500, $5,000 and $2,500, respectively; and

•	Reimbursement of Expenses: directors are reimbursed for expenses incurred in attending Board and/or committee meetings or in connection with other business activities on behalf of our company. All such expenses shall be in accordance with our travel and expense reimbursement policy.

The annual cash retainer fees are paid in quarterly installments. In 2017, each of our non-employee directors received an initial RSU award as described above and a prorated amount of his annual cash retainer fees for the period commencing on the date of completion of our IPO through December 31, 2017. Prior to this period, we did not provide any cash compensation to any of our non-employee directors for service on our Board.

Our executive officers, Chad Steelberg and Ryan Steelberg, who also serve on our Board, do not receive any additional compensation for their service on our Board.

2017 Director Compensation

The table below sets forth cash compensation earned by each non-employee director, and the grant date fair values of equity awards granted to each non-employee director, during the fiscal year ended December 31, 2017. All compensation of Chad Steelberg and Ryan Steelberg is reported in the Summary Compensation Table on page 12 and has been excluded from the table below.

Name	Fees Earned or Paid in Cash(1) ($)	Stock Awards(2)(3) ($)	Option Awards(3) ($)	Total ($)
Nathaniel L. Checketts	$25,000	$75,000	$—	$100,000
Jeff P. Gehl	26,563	75,000	—	101,563
G. Louis Graziadio, III	15,625	75,000	—	90,625
Knute P. Kurtz	27,704	75,000	—	102,704
Christopher J. Oates(4)	28,125	75,000	762,103	865,228
Edward J. Treska	15,625	75,000	—	90,625
Frank E. Walsh, III	15,625	75,000	—	90,625

(1)	Reflects cash retainer fees earned in 2017 by each non-employee director for service on our Board and committees of our Board, as applicable. The amounts reported for Messrs. Gehl, Kurtz and Oates include additional retainer fees for serving as the Chairman of the Corporate Governance and Nominating Committee, the Audit Committee and the Compensation Committee, respectively.

(2)	Reflects the grant date fair values of RSU awards granted to each non-employee director in 2017, calculated in accordance with FASB ASC Topic 718. RSUs representing a right to receive 5,576 shares of our common stock were awarded to Mr. Kurtz in connection with his appointment to our Board on June 8, 2017, and the grant date fair value of such award was determined based on the closing price of our common stock on such date, which was $13.45 per share. Such award will vest on the day immediately preceding our 2018 annual meeting. RSUs representing a right to receive 5,000 shares of our common stock were awarded to each of our other non-employee directors at the time of our IPO, and the grant date fair value of such awards was determined based on our IPO price of $15.00 per share. All such awards will vest in full on the one-year anniversary of the grant date.

(3)	The aggregate number of stock awards, consisting entirely of RSUs, and the aggregate number of stock options held by each non-employee director as of December 31, 2017 were as follows:

Name	Aggregate Number of Shares Underlying Outstanding Restricted Stock Units	Aggregate Number of Shares Underlying Outstanding Stock Options
Nathaniel L. Checketts	5,000	15,000
Jeff P. Gehl	5,000	—
G. Louis Graziadio, III	5,000	—
Knute P. Kurtz	5,576	—
Christopher J. Oates	5,000	105,000
Edward J. Treska	5,000	—
Frank E. Walsh, III	5,000	—

(4)	The amount shown for option awards for Mr. Oates reflects the grant date fair value of an option to purchase 84,000 shares of our common stock, which was granted to Mr. Oates as a special one-time award in connection with our IPO, calculated in accordance with FASB ASC Topic 718. 25% of the shares underlying such option will vest on May 11, 2018, and the remaining shares will vest in 36 equal monthly installments thereafter through May 11, 2021, subject to Mr. Oates’ continued service on our Board, and subject to acceleration under certain circumstances as discussed under the heading “Payments Upon Termination of Employment or Change in Control” above.

Other Agreements

Indemnification of Directors and Officers

Our amended and restated certificate of incorporation and our amended and restated bylaws provide that we will indemnify our directors and officers to the fullest extent permitted under Delaware law, which prohibits our amended and restated certificate of incorporation from limiting the liability of our directors for the following:

•	any breach of the director’s duty of loyalty to us or our stockholders;

•	acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of law;

•	unlawful payment of dividends or unlawful stock repurchases or redemptions; or

•	any transaction from which the director derived an improper personal benefit.

Our amended and restated certificate of incorporation also provides that if Delaware law is amended to authorize corporate action further eliminating or limiting the personal liability of a director, then the liability of our directors will be eliminated or limited to the fullest extent permitted by Delaware law, as so amended. This limitation of liability does not apply to liabilities arising under the federal securities laws and does not affect the availability of equitable remedies such as injunctive relief or rescission.

Our amended and restated certificate of incorporation and our amended and restated bylaws also provide that we shall indemnify our employees and agents to the fullest extent permitted by law. Our amended and restated bylaws also permit us to secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of his or her actions in this capacity, regardless of whether we would have the power to indemnify such person against such expense, liability or loss under the Delaware General Corporation Law. We have obtained directors’ and officers’ liability insurance.

We have entered into separate indemnification agreements with each of our directors and executive officers, in addition to indemnification provided for in our amended and restated certificate of incorporation and our amended and restated bylaws. These agreements, among other things, provide for indemnification of our directors and executive officers for expenses, judgments, fines and settlement amounts incurred by this person in any action or proceeding arising out of this person’s services as a director or executive officer or at our request. We will not indemnify such director or officer, however, for expenses and the payment of profits arising from the purchase and sale by the director or officer of securities in violation of Section 16(b) of the Exchange Act.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is currently comprised of four non-employee directors: Messrs. Checketts, Gehl, Kurtz and Oates, all of whom served on the Compensation Committee for all or a portion of 2017. None of the members serving on the Compensation Committee currently and during 2017 are or have been our officers or employees, and each member qualifies as an independent director as defined by Rules 5605(a)(2) and (d)(2) of the NASDAQ Listing Rules. No executive officer serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our Board or our Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth specified information with respect to the beneficial ownership of our common stock as of March 31, 2018 by: (1) each of our named executive officers; (2) each of our directors; (3) all of our executive officers and directors as a group; and (4) each person (or group of affiliated persons) who is known by us to beneficially own more than 5% of the outstanding shares of our common stock.

Name and Address of Beneficial Owners(1)	Amount and Nature of Shares Beneficially Owned(2)
	Number	Percentage
Officers and Directors
Chad Steelberg(3)(5)	5,427,165	31.5%
Ryan Steelberg(4)(5)	5,208,460	30.3%
Peter F. Collins(6)	46,784	*
Jeffrey B. Coyne(7)	43,000	*
John A. Ganley, Jr.(8)	9,000	*
Nathaniel L. Checketts(9)	19,062	*
Jeff P. Gehl(10)	103,256	*
G. Louis Graziadio, III(11)	204,130	1.3%
Knute P. Kurtz(12)	5,576	*
Christopher J. Oates(13)	126,628	*
Edward J. Treska(14)	12,000	*
Frank E. Walsh, III(15)	19,500	*
All executive officers and directors as a group (12 persons)(16)	6,984,923	38.4%

5% Stockholders
Acacia Research Corporation(5)(17) 520 Newport Center Drive, 12th Floor Newport Beach, CA 92660	5,239,951	30.2%

Newport Coast Investments, LLC(5)	3,355,387	20.6%

*	Less than 1%

(1)	Unless otherwise indicated, the business address of each holder is c/o Veritone, Inc., 575 Anton Boulevard, Costa Mesa, CA 92626.

(2)	The beneficial ownership is calculated based on 16,254,054 shares of our common stock outstanding as of March 31, 2018. Beneficial ownership is determined in accordance with SEC rules. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options, warrants, restricted stock units and/or other rights held by that person that are exercisable and/or will be settled upon vesting within 60 days after March 31, 2018 are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage of each other person. To our knowledge, except pursuant to applicable community property laws or as otherwise indicated, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name, and none of such persons has pledged such shares as security for any obligation.

(3)

Includes (i) 3,355,387 shares of common stock held by Newport Coast Investments, LLC; (ii) 589,968 shares of common stock held by NCI Investments, LLC; (iii) 215,921 shares of common stock, and warrants to purchase 78,362 shares of common stock that are exercisable within 60 days after March 31, 2018, held by Steel Veritone Fund I, LLC; (iv) 298,287 shares of common stock held by Steel Holdings, LLC; and

(v) 870,682 shares of common stock subject to outstanding options that are exercisable within 60 days after March 31, 2018. Chad Steelberg’s grantor trust is a managing member of Newport Coast Investments, LLC. As such, Chad Steelberg, as trustee of his grantor trust, has shared voting and dispositive power over all of the shares held by Newport Coast Investments, LLC. Chad Steelberg is the Manager of NCI Investments, LLC and Steel Veritone Fund I, LLC (and his grantor trust owns 50% of the membership interests of such entities) and, as such, Chad Steelberg has shared voting and dispositive power over all of the shares held by NCI Investments, LLC and the shares and warrants held by Steel Veritone Fund I, LLC. Chad Steelberg is the Manager and sole member of Steel Holdings, LLC, and has sole voting and dispositive power over all of the shares held by Steel Holdings, LLC.

(4)	Consists of (i) 3,355,387 shares of common stock held of record by Newport Coast Investments, LLC; (ii) 589,968 shares of common stock held by NCI Investments, LLC; (iii) 215,921 shares of common stock, and warrants to purchase 78,362 shares of common stock that are exercisable within 60 days after March 31, 2018, held by Steel Veritone Fund I, LLC; (iv) 98,140 shares of restricted stock, of which 30,671 shares were subject to our company’s repurchase right as of March 31, 2018; and (v) 870,682 shares of common stock subject to outstanding options that are exercisable within 60 days after March 31, 2018. Ryan Steelberg’s grantor trust is a managing member of Newport Coast Investments, LLC. As such, Ryan Steelberg, as trustee of his grantor trust, has shared voting and dispositive power over all of the shares held by Newport Coast Investments, LLC. Ryan Steelberg’s grantor trust owns 50% of the membership interests of NCI Investments, LLC and Steel Veritone Fund I, LLC and, as such, Ryan Steelberg may be deemed to have shared voting and dispositive power over the shares held by NCI Investments, LLC and the shares and warrants held by Steel Veritone Fund I, LLC.

(5)	As a result of a Voting Agreement, Acacia and certain other entities, including entities affiliated with Chad Steelberg and Ryan Steelberg (acting as a group), are able to designate and elect all nine of our directors on our Board until May 17, 2019.

(6)	Includes (i) 10,000 shares of common stock held by Mr. Collins and his spouse as trustees of a family trust; (ii) 33,000 shares of restricted stock, of which 23,750 shares were subject to our company’s repurchase right as of March 31, 2018, and (iii) 3,000 shares of common stock subject to outstanding options that are exercisable within 60 days after March 31, 2018.

(7)	Includes (i) 39,000 shares of restricted stock, of which 25,188 shares were subject to our company’s repurchase right as of March 31, 2018, and (ii) 3,000 shares of common stock subject to outstanding options that are exercisable within 60 days after March 31, 2018.

(8)	Includes 8,000 shares of common stock subject to outstanding options that are exercisable within 60 days after March 31, 2018.

(9)	Consists of (i) 5,000 shares that are issuable within 60 days after March 31, 2018 upon the vesting of restricted stock units; and (ii) 14,062 shares of common stock subject to outstanding options that are exercisable within 60 days after March 31, 2018.

(10)	Includes (i) 29,400 shares of common stock held by Mr. Gehl as trustee of his living trust; (ii) 43,184 shares of common stock, and warrants to purchase 15,672 shares of common stock that are exercisable within 60 days after March 31, 2018, held by BigBoy, LLC; and (iii) 5,000 shares that are issuable within 60 days after March 31, 2018 upon the vesting of restricted stock units. Mr. Gehl is the Manager of BigBoy, LLC and has sole voting and dispositive power over all of the shares and warrants held by BigBoy, LLC.

(11)

Includes 5,000 shares that are issuable within 60 days after March 31, 2018 upon the vesting of restricted stock units. Also includes: (a) 8,200 shares of common stock held by the George & Reva Graziadio Charitable Lead Annuity Trust; 3,300 shares of common stock held by Ginarra Partners, LLC; 16,636 shares of common stock held by Ginmarra Investors Fund 1, LLC; 9,550 shares of common stock held by the George & Reva Graziadio Grandchildren Trust II for the benefit of Mr. Graziadio’s minor children; 5,400 shares of common stock held by Mr. Graziadio as custodian for his minor children; 4,700 shares held by the Graziadio Dynasty Trust II; and 61,406 shares of common stock held by Boss Holdings, Inc., with respect to which Mr. Graziadio has sole voting and dispositive power; and (b) 1,800 shares held by Mr. Graziadio’s spouse, and 4,289 shares held by Western Metals Corporation, with respect to which Mr. Graziadio has shared voting and dispositive power. Mr. Graziadio disclaims beneficial ownership of all such shares, except to the extent of his or his minor children’s pecuniary interests in such shares. Does not include (i) 137,200 shares of common stock held by the Graziadio Family Trust u/d/t 11/13/75, as Mr. Graziadio does not have any voting or dispositive power over any of such shares, and Mr. Graziadio disclaims beneficial ownership of such shares, except to the extent of the pecuniary interest of his minor children in such shares; and (ii) 2,500 shares of common stock held by the George and Reva Graziadio Foundation, as Mr. Graziadio does not have any voting or dispositive power over any of such shares, and Mr. Graziadio disclaims beneficial ownership of such shares.

(12)	Consists of shares that are issuable within 60 days after March 31, 2018 upon the vesting of restricted stock units.

(13)	Consists of (i) 25,457 shares of common stock held by RimLight, LLC; (ii) 55,484 shares of common stock held by NIO Advisors, LLC; (iii) 5,000 shares that are issuable within 60 days after March 31, 2018 upon the vesting of restricted stock units; and (iv) 40,687 shares of common stock subject to outstanding options that are exercisable within 60 days after March 31, 2018. Mr. Oates is a managing director of RimLight, LLC and, as such, may be deemed to have shared voting and dispositive power over the shares held by RimLight, LLC. Mr. Oates disclaims beneficial ownership of the shares of common stock held by RimLight, LLC, except to the extent of his pecuniary interest in any such shares. Mr. Oates is the sole manager and member of NIO Advisors, LLC.

(14)	Includes 5,000 shares that are issuable within 60 days after March 31, 2018 upon the vesting of restricted stock units.

(15)	Includes 5,000 shares that are issuable within 60 days after March 31, 2018 upon the vesting of restricted stock units.

(16)	Includes (i) an aggregate of 4,738,369 shares of common stock held indirectly by our executive officers and directors, as described in footnotes (1) through (15) above; (ii) warrants to purchase an aggregate of 94,034 shares of common stock that are exercisable within 60 days after March 31, 2018; (iii) an aggregate of 1,731,751 shares of common stock subject to outstanding options that are exercisable within 60 days after March 31, 2018; (iv) an aggregate of 35,576 shares issuable within 60 days after March 31, 2018 upon vesting of restricted stock units; and (v) 79,609 shares of restricted stock held by executive officers, which shares were subject to our company’s repurchase right as of March 31, 2018.

(17)	Includes 1,120,431 shares of common stock issuable upon exercise of warrants that are exercisable within 60 days after March 31, 2018.

Information Regarding Existing Equity Compensation Plans

The following table sets forth information with respect to securities authorized for issuance under our equity compensation plans as of December 31, 2017:

Equity Compensation Plan Information at 2017 Fiscal Year End

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)(1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)(2)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a)) (c)(3)
Equity Compensation Plans Approved by Security Holders	4,838,170	$13.89	2,372,767
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	4,838,170		2,372,767

(1)	All of our equity compensation plans under which options, warrants and rights were outstanding or available for future issuance as of December 31, 2017 have been approved by security holders. The number of shares reflected in column (a) of the table above consists of: (i) outstanding options to purchase an aggregate of 4,802,594 shares of our common stock, which were granted under our 2014 Plan and our 2017 Plan; and (ii) outstanding restricted stock units representing the right to receive upon vesting an aggregate of 35,576 shares of our common stock, which were issued under our 2017 Plan. The number of shares reflected in column (a) does not include 147,456 shares of restricted stock issued under our 2014 Plan, which are currently issued and outstanding but are subject to forfeiture in the event of termination of the holder’s service with our company.

(2)	The weighted-average exercise price reflected in column (b) represents the combined weighted-average exercise price of all outstanding options. All outstanding restricted stock units were awarded without payment of any purchase price.

(3)	The number of shares reflected in column (c) of the table above consists of (i) 1,372,767 shares available for issuance under future grants made under our 2017 Plan as of December 31, 2017, and (ii) 1,000,000 shares available for future issuance under our ESPP as of December 31, 2017, of which 35,812 shares were subsequently issued on January 31, 2018 for the purchase interval that had been open as of December 31, 2017. At the time of our IPO and the adoption of the 2017 Plan, our Board resolved not to make any further awards under our 2014 Plan. Our 2017 Plan provides that the number of shares reserved for issuance thereunder will increase automatically on the first trading day of January each calendar year, beginning with calendar year 2018, by an amount equal to 3% of the total number of shares of common stock outstanding on the last trading day in December of the immediately preceding calendar year, up to an annual maximum of 750,000 shares. Our ESPP provides that the number of shares reserved for issuance thereunder will increase automatically on the first trading day of January each calendar year, beginning with calendar year 2018, by an amount equal to 1% of the total number of shares of common stock outstanding on the last trading day in December of the immediately preceding calendar year, up to an annual maximum of 250,000 shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

The following is a description of transactions since January 1, 2016 to which we have been a party in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years and in which any of our directors, executive officers or beneficial holders of more than 5% of our common stock, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest.

Investment by Acacia

On August 15, 2016, we entered into the Investment Agreement with Acacia that provided for Acacia to invest up to $50 million in our company, consisting of both debt and equity components. Pursuant to the Investment Agreement, we (i) entered into a convertible promissory note, which provided for up to $20 million in borrowings through two $10 million advances, each bearing interest at the rate of 6.0% per annum (the “Acacia Note”), and (ii) issued to Acacia a five-year warrant to purchase up to a number of shares of the Company’s common stock determined by dividing (x) $50,000, less all outstanding principal and accrued interest under the Acacia Note, by (y) an exercise price per share ranging from $13.3028 to $13.7323, with the actual exercise price per share to be determined by the amount of principal and accrued interest under the Acacia Note that were converted into shares of our common stock (the “Primary Warrant”). In conjunction with the issuance of the Acacia Note, in November 2016, we issued to Acacia three additional four-year warrants, each to purchase a number of shares of our common stock determined by dividing $0.7 million by an exercise price per share ranging from $8.0833 to $13.7323, with the actual exercise price to be determined by the type and/or valuation of our future equity financings. In March 2017, we amended the Primary Warrant and these other warrants to provide that the Primary Warrant would be automatically exercised in full upon the closing of our IPO, and the exercise prices per share of all of the warrants held by Acacia would be the lower of $13.6088 or our IPO price. As a result, upon completion of our IPO, each of the other warrants became exercisable to purchase 51,437 shares of common stock, or an aggregate of 154,311 shares of common stock, at an exercise price of $13.6088 per share.

In connection with our IPO in May 2017, pursuant to which we issued 2,500,000 shares of our common stock at a price to the public of $15.00 per share, (i) all outstanding amounts of principal and accrued interest under the Acacia Note were converted into 1,523,746 shares of our common stock at a conversion price of $13.6088 per share, and (ii) the Primary Warrant was automatically exercised to purchase 2,150,335 shares of our common stock at an exercise price of $13.6088 per share in exchange for cash proceeds of $29.3 million. Upon the exercise of the Primary Warrant in full, we issued to Acacia a warrant pursuant to which Acacia has the right to purchase 809,400 shares of common stock at an exercise price of $13.6088 per share (the “10% Warrant”). The 10% Warrant became exercisable by Acacia with respect to 50% of the shares as of its issuance date, and will become exercisable to purchase the remaining 50% of the shares in May 2018.

Secured Convertible Note Financing

In March 2017, we entered into a Note Purchase Agreement with Acacia and VLOC (the “Lenders”), which provided an $8.0 million line of credit (the “Bridge Loan”) pursuant to secured convertible notes that accrued interest at the rate of 8% per annum, compounded quarterly, and were due and payable on November 25, 2017 (the “Bridge Notes”). In March and April 2017, we borrowed $2.0 million from each of the Lenders pursuant to the Bridge Notes and each of them exercised their option to advance the remaining $2.0 million available under each respective Bridge Note in accordance with their terms.

Upon completion of our IPO, all outstanding principal under the Bridge Notes, together with all interest accrued thereon, were automatically converted into an aggregate of 590,717 shares of our common stock at a conversion price of $13.6088 per share.

In connection with the Bridge Loan, we issued an aggregate of 120,000 shares of our common stock to the Lenders upon the execution of the Note Purchase Agreement. In addition, in connection with the funding of the $8.0 million principal amount of the Bridge Loan, we issued to the Lenders an aggregate of 180,000 shares of our common stock and warrants to purchase an aggregate of 240,000 shares of our common stock. Such warrants were automatically adjusted upon completion of the IPO to be exercisable to purchase an aggregate of 313,440 shares of our common stock at an exercise price of $13.6088 per share, and have terms of ten years following the date of issuance.

Pursuant to the Note Purchase Agreement, until March 2019, the Lenders have certain registration rights with respect to the shares of our common stock and warrants to purchase our common stock that were issued to them in connection with the Note Purchase Agreement.

At the time of these transactions, the members of VLOC included entities controlled by the Founders and certain other holders of our common stock (who previously held shares of our preferred stock that were converted in full in connection with our IPO). Mr. Gehl was the Manager of VLOC and was deemed to beneficially own all of the securities held by VLOC. In March 2018, VLOC distributed all of the shares of our common stock owned by VLOC to its members.

Common Stock Issuance

On April 5, 2016, we entered into a Stock Issuance Agreement with NCI Investments, LLC (“NCI”), an entity beneficially owned by the Founders, pursuant to which we issued to NCI 961,835 shares of our common stock valued at $1.50 per share. We issued such shares to NCI in consideration for services rendered to our company in 2016. Subsequently, NCI transferred all of such shares to BV16, LLC (“BV16”), which, at such time, was beneficially owned by NCI and indirectly controlled by the Founders. In connection with this issuance, we entered into a Confidential Settlement and Indemnification Agreement dated March 28, 2016 (the “Settlement Agreement”), among our company, NCI, the Founders, and a stockholder who initially dissented to the issuance of shares to the Founders. Pursuant to the Settlement Agreement, we agreed to issue to such stockholder an aggregate of 106,420 shares of our common stock and paid to such stockholder an amount equal to $287,582, representing the estimated taxes for the shares to be issued to such stockholder and the reimbursement of certain legal fees. Furthermore, we have agreed to indemnify such stockholder for (i) any and all tax obligations or liabilities incurred in connection with the issuance to such stockholder of the foregoing 106,420 shares of common stock and (ii) any and all losses, damages, liabilities and costs incurred by such stockholder arising out of the sale by the bankruptcy estate of Brand Affinity Technologies, Inc. (“BAT”) of the shares of our common stock and Series A-1 preferred stock held by BAT and our subsequent redemption of such shares. Also on April 5, 2016, we entered into a Joinder Agreement with BV16 and NCI, pursuant to which both BV16 and NCI became parties to that certain Right of First Refusal, Offer and Co-Sale Agreement and Voting Agreement executed in July 2014 in connection with our Series B preferred stock financing.

Voting Agreement

In connection with the investment by Acacia in our securities in August 2016, we entered into the Voting Agreement with Acacia and the Holders, including entities affiliated with the Founders, which is discussed in more detail on page 4 above. In addition to the voting provisions of the Voting Agreement, so long as our Board includes three directors designated by Acacia, unless approved by a majority of our Board, including at least one director designated by Acacia, we cannot take any corporate action, and the Holders cannot take any stockholder action, to effect any (i) merger, consolidation or other business combination involving our company, (ii) sale, transfer or other disposition of any capital stock or assets of our company, or (iii) acquisition, license out of the ordinary course of business, or merger or other business combination with a subsidiary of our company, in each case of (i) through (iii), in which the transaction value exceeds $50 million.

Investor Rights Agreement

On July 15, 2014, we entered into an Investor Rights Agreement (as amended, the “Rights Agreement”) with certain of our stockholders. Pursuant to the Rights Agreement, certain stockholders who previously held shares of our Series A preferred stock, Series A-1 preferred stock and Series B preferred stock have certain demand, Form S-3 and piggyback registration rights under the Rights Agreement with respect to the shares of common stock issued upon conversion of such preferred stock, subject to certain limitations. We are required to pay all expenses relating to any such registration by the holders of registrable securities under the Rights Agreement, subject to certain limitations. Such registration rights will expire for each holder at such time (i) such holder holds less than one percent of our common stock and Rule 144 or another similar exemption under the Securities Act is available for the sale of such holder’s shares without limitation during a three-month period without registration and (ii) May 2022, the fifth anniversary of our IPO. The parties to the Rights Agreement include entities that are affiliated with the Founders, as well as entities affiliated with Christopher Oates and Nathaniel Checketts, two of our current directors.

Intercompany Administrative Agreement

On October 1, 2014, we entered into an Intercompany Administrative Service Agreement (the “Intercompany Agreement”) with Steel Ventures, LLC (“Steel Ventures”), an entity owned and controlled by the Founders. Pursuant to the Intercompany Agreement, Steel Ventures agreed to provide us with certain administrative, professional and technical services and other personnel and support resources for our day-to-day operations, including executive management, financial accounting, investor relations, legal and governance compliance and other services requested by us from time to time. Steel Ventures also agreed to make other services provided by third parties (other than services provided by Steel Ventures’ personnel) available to us, including the use of office facilities of Steel Ventures, human resources support and tax and auditing services. Under the agreement, Steel Ventures will bill us for these services, including (i) costs incurred by Steel Ventures, including salary and wages, incentives, payroll taxes, health care and other expenses, and (ii) costs of third party services, including allocable charges based on our fractional use of the third-party resources.

The Intercompany Agreement had a term of two years from October 1, 2014, with two two-year renewal options, unless either party provided a 90-day advance notice to terminate the agreement. The Intercompany Agreement was terminated in September 2016. Under the Intercompany Agreement, we recorded expenses for services from Steel Ventures of approximately $1.1 million in the year ended December 31, 2016.

Policies and Procedures for Related Party Transactions

Our Board has adopted a written related person transaction policy, setting forth the policies and procedures for the review and approval or ratification of related person transactions. This policy covers, with certain exceptions set forth in Item 404 of Regulation S-K under the Securities Act, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we were or are to be a participant, where the amount involved exceeds $120,000 in any fiscal year and a related person had, has or will have a direct or indirect material interest, including without limitation, purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related person. In reviewing and approving any such transactions, our Audit Committee is tasked to consider all relevant facts and circumstances, including, but not limited to, whether the transaction is on terms comparable to those that could be obtained in an arm’s length transaction and the extent of the related person’s interest in the transaction. All of the transactions described in this section occurred prior to the adoption of this policy.

Director Independence

Our Board has determined that four of our nine directors, Messrs. Checketts, Gehl, Kurtz and Oates, are independent, as determined in accordance with the rules of NASDAQ and the SEC. In making such independence determination, our Board considered the relationships that each non-employee director has with us and all other facts and circumstances that Board deemed relevant in determining their independence.

Our Board has three separate standing committees: the Audit Committee, the Compensation Committee and the Corporate Governance and Nominating Committee. None of the members of the Board’s standing committees are or have been our officers or employees, and each member qualifies as an independent director as defined by Rule 5605(a)(2) of the NASDAQ Listing Rules. Each member of the Audit Committee also qualifies as an independent director as defined by Section 10A(m) of the Exchange Act and Rule 10A-3 thereunder. Each member of the Compensation Committee also qualifies as an independent director as defined by Rule 5605(d)(2) of the NASDAQ Listing Rules.

Item 14. Principal Accounting Fees and Services.

Fees Billed by Marcum LLP

The table below reflects the aggregate fees billed for audit, audit-related, tax and other services rendered by Marcum LLP for our fiscal years ended December 31, 2017 and 2016.

Fee Category	Year Ended December 31, 2017	Year Ended December 31, 2016
Audit Fees	$687,700	$475,599
Audit-Related Fees	2,163	4,326
Tax Fees	—	14,217
All Other Fees	—	—

Total Fees	$689,863	$494,142

Audit Fees

Audit fees billed for both years consisted of fees for professional services rendered for: (i) the audit of our annual consolidated financial statements; (ii) the review of our consolidated financial statements included in our quarterly reports on Form 10-Q; (iii) the review of our registration statements on Form S-1 and Form S-8 filed with the SEC in 2017; and (iv) audit services related to other reports filed with the SEC.

Audit-Related Fees

Audit-related fees in the years ended December 31, 2017 and 2016 related to financial accounting consultations.

Tax Fees

Tax fees in the year ended December 31, 2016 related to tax consulting services.

All Other Fees

No other services were rendered by Marcum LLP to us for the years ended December 31, 2017 or 2016.

Audit Committee Pre-Approval Policies and Procedures

Consistent with SEC rules, the Audit Committee has the responsibility for appointing, setting compensation for and overseeing the work of our independent auditors. As such, the Audit Committee has established a policy of pre-approving all audit and permissible non-audit services provided to us by our independent auditors. Prior to engagement, the Audit Committee pre-approves these services by category of service. The fees are budgeted and the Audit Committee requires the independent auditors and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise that make it necessary to engage our independent auditors for additional services not contemplated in the original pre-approval. In those instances, the Audit Committee requires specific pre-approval prior to engagement. Following our IPO, all audit and audit-related services provided by our independent auditors for the year 2017 were approved by the Audit Committee pursuant to this policy.

The Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting.

The Audit Committee reviewed and discussed the services, in addition to audit services, rendered by Marcum LLP during 2017, as well as the fees paid therefor, and has determined that the provision of such other services by Marcum LLP, and the fees paid therefor, were compatible with maintaining Marcum LLP’s independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this Amendment No. 1 to Annual Report on Form 10-K/A:

(1)	Financial Statements.

See the index of the consolidated financial statements included in Part II, Item 8 (Financial Statements and Supplementary Data) of our Original Filing.

(2)	Financial Statement Schedules.

All financial statement schedules have been omitted because they are not applicable, not material, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits.

The following exhibits are filed (or incorporated by reference herein) as part of this Amendment No. 1 to Annual Report on Form 10-K/A:

Exhibit No.	Description of Exhibit
3.1	Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 23, 2017).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on May 23, 2017).

4.1	Specimen Stock Certificate evidencing the shares of the Registrant’s common stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A (No. 333-216726) filed on April 28, 2017).

4.2	Investor Rights Agreement dated July 15, 2014 among the Registrant and certain of its stockholders, together with Amendment No. 1 thereto (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (No. 333-216726) filed on March 15, 2017).

4.3	Voting Agreement dated August 15, 2016 between the Registrant and certain of its stockholders (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1 (No. 333-216726) filed on March 15, 2017).

10.1*	Veritone, Inc. 2014 Stock Option/Stock Issuance Plan (2014 Plan) (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (No. 333-216726) filed on March 15, 2017).

10.2*	Amendment to 2014 Plan dated April 27, 2017 (incorporated by reference to Exhibit 10.33 to the Registrant’s Registration Statement on Form S-1/A (No. 333-216726) filed on April 28, 2017).

10.3*	Form of Notice of Grant of Stock Option, together with Forms of Stock Option Agreement and Stock Purchase Agreement (for use with the 2014 Plan) (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (No. 333-216726) filed on March 15, 2017).

10.4*	Form of Stock Issuance Agreement (for use with the 2014 Plan with 83(b) election) (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (No. 333-216726) filed on March 15, 2017).

10.5*	Form of Stock Issuance Agreement (annual vesting for use with 2014 Plan without 83(b) election) (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1/A (No. 333-216726) filed on April 28, 2017).

Exhibit No.	Description of Exhibit

10.6*	2017 Stock Incentive Plan (2017 Plan) (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1/A (No. 333-216726) filed on April 28, 2017).

10.7*	Form of Notice of Grant of Stock Option, together with Forms of Stock Option Agreement and Stock Purchase Agreement, for use with the 2017 Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 filed on June 26, 2017).

10.8*	Form of Restricted Stock Unit Agreement for use in connection with the award of restricted stock units to directors pursuant to the automatic grant program under the 2017 Plan (incorporated by reference to Exhibit 99.5 to the Registrant’s Registration Statement on Form S-8 (No. 333-217990) filed on May 12, 2017).

10.9*	Form of Notice of Grant of Stock Option, together with Forms of Stock Option Agreement and Stock Purchase Agreement, relating to Time-Based Option granted to each of Chad Steelberg and Ryan Steelberg on May 11, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 filed on June 26, 2017).

10.10*	Form of Notice of Grant of Stock Option, together with Forms of Stock Option Agreement and Stock Purchase Agreement, relating to Performance-Based Option granted to each of Chad Steelberg and Ryan Steelberg on May 11, 2017 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 filed on June 26, 2017).

10.11*	Form of Change in Control (CIC) Addendum to Stock Option Agreement for use in connection with the grant of stock options to certain executive officers under the 2014 Plan (incorporated by reference to Exhibit 10.38 to the Registrant’s Registration Statement on Form S-1 (No. 333-221570) filed on November 15, 2017).

10.12*	Notice of Grant of Stock Option, together with Stock Option Agreement, relating to Stock Options granted to Christopher J. Oates on May 11, 2017 (incorporated by reference to Exhibit 10.39 to the Registrant’s Registration Statement on Form S-1 (No. 333-221570) filed on November 15, 2017).

10.13*	Veritone, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.32 to the Registrant’s Registration Statement on Form S-1/A (No. 333-216726) filed on April 28, 2017).

10.14*	Employment Agreement, dated as of March 14, 2017, between the Registrant and Chad Steelberg (incorporated by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1/A (No. 333-216726) filed on April 21, 2017).

10.15*	Employment Agreement, dated as of March 14, 2017, among the Registrant, Veritone One, Inc. and Ryan Steelberg (incorporated by reference to Exhibit 10.25 to the Registrant’s Registration Statement on Form S-1/A (No. 333-216726) filed on April 21, 2017).

10.16*	Offer Letter with Peter F. Collins, dated October 10, 2016, as amended on January 23, 2017 (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (No. 333-216726) filed on March 15, 2017).

10.17*	Offer Letter with Jeffrey B. Coyne, dated October 13, 2016, as amended on January 23, 2017 (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (No. 333-216726) filed on March 15, 2017).

10.18*	Offer Letter with John A. Ganley, dated May 9, 2017 (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (No. 333-221570) filed on November 15, 2017).

Exhibit No.	Description of Exhibit

10.19*	Consulting Agreement dated September 2, 2016 between the Registrant and John M. Markovich (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (No. 333-216726) filed on March 15, 2017).

10.20*	Form of Indemnification Agreement for directors and officers (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1/A (No. 333-216726) filed on April 28, 2017).

10.21	Lease Agreement dated for reference purposes as of July 14, 2017, between the Registrant and PRII/MCC South Coast Property Owner, LLC, for premises located at 575 Anton Boulevard, Costa Mesa, California (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 filed on August 8, 2017).

10.22	Office Lease Agreement for the property located at 3560 Dunhill Street, San Diego, California dated October 8, 2010 between the Registrant, ROIM Acquisition Corporation and Roselle-Dunhill LLC, together with First Amendment to Lease, Second Amendment to Lease and Consent to Assignment (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (No. 333-216726) filed on March 15, 2017).

10.23	Investment Agreement dated August 15, 2016 between the Registrant and Acacia Research Corporation (Acacia) (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (No. 333-216726) filed on March 15, 2017).

10.24	Secured Promissory Note dated August 15, 2016 issued by the Registrant to Acacia (Acacia Note) (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (No. 333-216726) filed on March 15, 2017).

10.25	Primary Common Stock Purchase Warrant dated August 15, 2016 issued to Acacia, together with form of 10% Warrant to Purchase (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (No. 333-216726) filed on March 15, 2017).

10.26	Common Stock Purchase Warrant dated August 15, 2016 (First Tranche Warrant A) issued to Acacia (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (No. 333-216726) filed on March 15, 2017).

10.27	Amended and Restated Security Agreement dated March 15, 2017 among the Registrant, Acacia and Veritone LOC I, LLC (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1/A (No. 333-216726) filed on April 21, 2017).

10.28	First Amendment to Acacia Note, dated March 14, 2017 (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1/A (No. 333-216726) filed on April 21, 2017).

10.29	Confidential Settlement and Indemnification Agreement, dated as of March 28, 2016, by and among the Registrant, Chad Steelberg, Ryan Steelberg, NCI Investments, LLC and 125 Media Holdings, LLC (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1 (No. 333-216726) filed on March 15, 2017).

10.30	Services Agreement dated August 22, 2016 between the Registrant and Acacia Research Group, LLC (incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1/A (No. 333-216726) filed on April 28, 2017).

10.31	First Amendment to Primary Common Stock Purchase Warrant, dated March 14, 2017, between the Registrant and Acacia (incorporated by reference to Exhibit 10.26 to the Registrant’s Registration Statement on Form S-1/A (No. 333-216726) filed on April 21, 2017).

Exhibit No.	Description of Exhibit

10.32	First Amendment to First Tranche Warrant A, dated March 14, 2017, between the Registrant and Acacia (incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement on Form S-1/A (No. 333-216726) filed on April 21, 2017).

10.33	First Amendment to First Tranche Warrant B, dated March 14, 2017, between the Registrant and Acacia (incorporated by reference to Exhibit 10.28 to the Registrant’s Registration Statement on Form S-1/A (No. 333-216726) filed on April 21, 2017).

10.34	First Amendment to Second Tranche Warrant, dated March 14, 2017, between the Registrant and Acacia (incorporated by reference to Exhibit 10.29 to the Registrant’s Registration Statement on Form S-1/A (No. 333-216726) filed on April 21, 2017).

10.35	Note Purchase Agreement, dated March 15, 2017, among the Registrant, Acacia and VLOC, LLC (incorporated by reference to Exhibit 10.30 to the Registrant’s Registration Statement on Form S-1/A (No. 333-216726) filed on April 21, 2017).

10.36	Form of Bridge Note, dated March 15, 2017 issued under the Note Purchase Agreement (incorporated by reference to Exhibit 10.31 to the Registrant’s Registration Statement on Form S-1/A (No. 333-216726) filed on April 21, 2017).

10.37	Form of Common Stock Purchase Warrant issued under the Note Purchase Agreement (incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1/A (No. 333-216726) filed on April 21, 2017).

21.1(1)	List of Subsidiaries.

23.1(1)	Consent of Marcum LLP.

24.1(1)	Power of Attorney (included on signature page).

31.1(1)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(1)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3(2)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4(2)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(1)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS(1)	XBRL Instance Document

101.SCH(1)	XBRL Taxonomy Extension Schema Document

101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(1)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement.

(1)	Previously filed with our Original Filing.

(2)	Filed with this Amendment No. 1 to Annual Report on Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Veritone, Inc.

Date: April 27, 2018	By:	/s/ Chad Steelberg
Chad Steelberg
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Chad Steelberg Chad Steelberg	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	April 27, 2018

/s/ Peter F. Collins Peter F. Collins	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 27, 2018

* Ryan Steelberg	President and Director	April 27, 2018

* Nathaniel L. Checketts	Director	April 27, 2018

* Jeff P. Gehl	Director	April 27, 2018

* G. Louis Graziadio, III	Director	April 27, 2018

* Knute P. Kurtz	Director	April 27, 2018

* Christopher J. Oates	Director	April 27, 2018

* Edward J. Treska	Director	April 27, 2018

* Frank E. Walsh, III	Director	April 27, 2018

*By: /s/ Peter F. Collins Peter F. Collins Attorney-in-Fact		April 27, 2018