Form 10-Q
period 2018-03-31
Veritone, Inc.
filed 2018-05-08
CIK 1615165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of April 30, 2018, 16,275,315 shares of the registrant’s common stock were outstanding.

VERITONE, INC.

QUARTERLY REPORT ON FORM 10-Q

March  31, 2018

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”) and we intend that such forward-looking statements be subject to the safe harbors created thereby. For this purpose, any statements made in this Quarterly Report on Form 10-Q that are not historical or current facts may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “anticipates,” “believes,” “seeks,” “estimates,” “expects,” “intends,” “continue,” “can,” “may,” “plans,” “potential,” “projects,” “should,” “could,” “will,” “would” or similar expressions and the negatives of those expressions are intended to identify forward-looking statements. Such statements include, but are not limited to, any statements that refer to projections of our future financial condition and results of operations, capital needs and financing plans, competitive position, industry environment, potential growth and market opportunities, acquisition plans and strategies, compensation plans, governance structure and policies and/or the price of our common stock.

The forward-looking statements included herein represent our management’s current expectations and assumptions based on information available as of the date of this Quarterly Report on Form 10-Q. These statements involve numerous known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that could cause our actual results to differ materially from our forward-looking statements include, but are not limited to, those discussed in more detail in Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of Part I of this Quarterly Report on Form 10-Q, and in Item 1 (Business) and Item 1A (Risk Factors) of Part I of our Annual Report on Form 10-K for the year ended December 31, 2017. Readers should carefully review these risks, as well as the additional risks described in other documents we file from time to time with the Securities and Exchange Commission. In light of the significant risks and uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that such results will be achieved, and readers are cautioned not to place undue reliance on such forward-looking information, which speak only as of the date of this Quarterly Report on Form 10-Q.

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

VERITONE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share and share data)

(Unaudited)

	As of
	March 31, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$21,026	$29,545
Marketable securities	33,492	39,598
Accounts receivable, net of allowance for doubtful accounts of $27 and $38, respectively	9,686	7,691
Expenditures billable to clients	5,063	4,163
Prepaid expenses and other current assets	2,300	2,808

Total current assets	71,567	83,805
Property, equipment and improvements, net	2,324	680
Intangible assets, net	2,918	3,154
Other assets	919	919

Total assets	$77,728	$88,558

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$11,585	$13,338
Accrued media payments	6,912	5,999
Client advances	5,240	3,477
Other accrued liabilities	2,845	4,442

Total current liabilities	26,582	27,256

Commitment and contingencies (Note 6)
Stockholders’ equity
Common stock, par value $0.001 per share; 75,000,000 shares authorized; 16,254,054 and 16,158,883 shares issued and outstanding at March 31, 2018 and
December 31, 2017, respectively	16	16
Additional paid-in capital	173,817	170,728
Accumulated deficit	(122,479)	(109,307)
Accumulated other comprehensive loss	(208)	(135)

Total stockholders’ equity	51,146	61,302

Total liabilities and stockholders’ equity	$77,728	$88,558

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(in thousands, except per share and share data)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net revenues	$4,388	$3,108
Cost of revenues	564	196

Gross Profit	3,824	2,912
Operating expenses
Selling and marketing expenses	5,748	2,599
Research and development expenses	4,528	3,264
General and administrative expenses	6,778	3,680

Total operating expenses	17,054	9,543

Loss from operations	(13,230)	(6,631)
Other income, net	183	786

Loss before provision for income taxes	(13,047)	(5,845)
Provision for income taxes	2	2

Net loss	(13,049)	(5,847)
Accretion of redeemable convertible preferred stock	—	(1,073)

Net loss attributable to common stockholders	$(13,049)	$(6,920)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.81)	$(3.09)

Weighted average shares outstanding attributable to common stockholders:
Basic and diluted	16,069,549	2,239,392

Comprehensive loss:
Net loss	$(13,049)	$(5,847)
Unrealized loss on marketable securities, net of income taxes	(63)	—
Foreign currency translation adjustments, net of income taxes	(10)	—

Total comprehensive loss	$(13,122)	$(5,847)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(13,049)	$(5,847)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	355	59
Provision for doubtful accounts	28	67
Amortization of debt discounts and issuance costs	—	2,054
Change in fair value of warrant liability	—	(3,118)
Share-based compensation expense	2,474	125
Changes in assets and liabilities:
Accounts receivable	(2,023)	(2,915)
Expenditures billable to clients	(900)	(1,484)
Prepaid expenses and other current assets	541	(2,111)
Accounts payable	(1,753)	4,328
Accrued media payments	913	—
Client advances	1,763	4,012
Other accrued liabilities	(1,597)	(282)

Net cash used in operating activities	(13,248)	(5,112)

Cash flows from investing activities:
Proceeds from sales of marketable securities	6,000	—
Capital expenditures	(1,693)	—
Intangible assets acquired	(70)	(30)

Net cash provided by (used in) investing activities	4,237	(30)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable	—	2,000
Common stock offering costs	(64)	(83)
Debt issuance costs	—	(15)
Proceeds from issuances of stock under employee stock plans	556	—
Other	—	(56)

Net cash provided by financing activities	492	1,846

Net decrease in cash and cash equivalents	(8,519)	(3,296)
Cash and cash equivalents, beginning of period	29,545	12,078

Cash and cash equivalents, end of period	$21,026	$8,782

Supplemental Disclosure of Cash Flow Information
Non-cash financing activities:
Unpaid deferred IPO costs	$—	$263

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITONE, INC.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except share and per share data and percentages)

(Unaudited)

Note 1. DESCRIPTION OF BUSINESS

Description of Business

Veritone, Inc., a Delaware corporation (“Veritone”) (together with its wholly owned subsidiaries, collectively, the “Company”), is a provider of artificial intelligence (“AI”) computing solutions. The Company has developed aiWARETM, a proprietary AI operating system that unlocks the power of cognitive computing to transform audio, video and other unstructured data and analyze it in conjunction with structured data in a seamless, orchestrated and automated manner to generate actionable intelligence. The Company’s aiWARE platform (“AI platform”) integrates and orchestrates an open ecosystem of best-of-breed cognitive engines, together with a suite of powerful applications, to reveal valuable multivariate insights from vast amounts of structured and unstructured data. The platform stores the cognitive engine results in a time-correlated database, creating an online, searchable index of audio and video data that enables analysis and automated business solutions. Because of its open architecture, additional cognitive engines can be readily added to the platform, and new applications can be added by the Company or third parties to leverage the platform for a broad range of industries that capture or use audio or video data and other unstructured data, including, without limitation, media, legal, government, politics and other vertical markets.

In addition, the Company operates a full-service advertising agency. The Company’s expertise in media buying, planning and creative development, coupled with its proprietary technology platform, enables the Company to analyze the effectiveness of advertising in a way that is simple, scalable and trackable.

NOTE 2. PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Preparation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial statements and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. Such unaudited condensed consolidated financial statements and accompanying notes are the representations of the Company’s management, who is responsible for their integrity and objectivity. The information included in this Form 10-Q should be read in conjunction with the information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 9, 2018. The results for the interim periods are not necessarily indicative of the results the Company will have for the full year ending December 31, 2018.

The accompanying condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which are normal and recurring, necessary to fairly state its financial position, results of operations and cash flows. All significant intercompany transactions have been eliminated in consolidation. The financial data and the other information disclosed in these notes to the condensed consolidated financial statements reflected in the three-month periods presented are unaudited. The December 31, 2017 balance sheet included herein was derived from the audited financial statements but does not include all disclosures or notes required by GAAP for complete financial statements.

Use of Accounting Estimates

The preparation of the accompanying condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the accompanying condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The principal estimates relate to revenue recognition, allowance for doubtful accounts, and the valuation of stock awards and stock warrants. Actual results could differ from those estimates.

Concentration of Risk

The Company’s ten largest customers by revenue accounted for approximately 58.7% and 76.6% of its net revenues in the three months ended March 31, 2018 and 2017, respectively.

Significant Accounting Policies

Beginning in the first quarter of 2018, the Company adopted Accounting Standards Update (“ASU”) No. 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09)”. The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and treatment of forfeitures. Upon the adoption of this accounting standard, the Company will recognize only actual forfeitures and not estimated forfeitures in its share-based compensation expense. As a result, the Company recorded the cumulative impact of this new accounting standard as a charge to its retained earnings in 2018 of $123.

There were no other material changes in the Company’s significant accounting policies from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2017.

Reclassifications

Certain reclassifications have been made to prior year amounts for consistency and to enhance comparability with the current year’s financial statements presentation. There was no impact on total assets, total stockholders’ equity, accumulated deficit, or net loss resulting from these reclassifications.

Earnings Per Share

The following table presents the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended March 31,
	2018	2017
Numerator
Net Loss	(13,049)	(5,847)
Accretion of redeemable convertible preferred stock	—	(1,073)

Net loss attributable to common stockholders	$(13,049)	$(6,920)

Denominator
Weighted-average common shares outstanding	16,208,692	2,577,919
Less: Weighted-average shares subject to repurchase	(139,143)	(338,527)

Denominator for basic and diluted net loss per share attributable to common stockholders	16,069,549	2,239,392

Basic and diluted net loss per share attributable to common stockholders	$(0.81)	$(3.09)

Potentially dilutive securities that were not included in the calculation of diluted net loss per share attributable to common stockholders because their effect would be anti-dilutive are as follows (in common equivalent shares):

	Three Months Ended March 31,
	2018	2017
Common stock options and restricted stock units	4,703,801	656,116
Warrants to purchase common stock	1,524,573	2,383,815
Shares issuable upon conversion of the Acacia Note	—	1,512,392
Shares issuable upon conversion of Bridge Loan	—	147,302
Shares issuable upon conversion of redeemable convertible preferred stock	—	5,181,416

	6,228,374	9,881,041

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (ASU 2014-09), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount that the entity expects to be entitled to receive when products are transferred to customers. Subsequently, the FASB has issued the following standards related to ASU 2014-09: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (ASU 2016-08); ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (ASU 2016-10); and ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (ASU 2016-12). The Company must adopt ASU 2016-08, ASU 2016-10 and ASU 2016-12 with ASU 2014-09 (collectively, the new revenue standards). The new revenue standards may be applied retrospectively to each prior period presented or prospectively with the cumulative effect recognized as of the date of adoption. The new revenue standards will be effective for the Company beginning in the first quarter of 2019. The Company is currently evaluating the impact of adopting the new revenue standards on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” The amendments under this pronouncement will change the way all leases with duration of one year or more are treated. Under this guidance, lessees will be required to capitalize virtually all leases on the balance sheet as a right-of-use asset and an associated financing lease liability or capital lease liability. The right-of-use asset represents the lessee’s right to use, or control the use of, a specified asset for the specified lease term. The lease liability represents the lessee’s obligation to make lease payments arising from the lease, measured on a discounted basis. Based on certain characteristics, leases are classified as financing leases or operating leases. Financing lease liabilities, those that contain provisions similar to capitalized leases, are amortized in the same manner as capital leases are amortized under current accounting rules, as amortization expense and interest expense in the statement of operations. Operating lease liabilities are amortized on a straight-line basis over the life of the lease as lease expense in the statement of operations. This standard will be effective for the Company beginning with the first quarter of 2020. The Company is currently evaluating the impact this standard will have on its policies and procedures pertaining to its existing and future lease arrangements, disclosure requirements and on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230),” a consensus of the FASB’s Emerging Issues Task Force,” which provides guidance intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. This standard will be effective for the Company beginning in the first quarter of 2019, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this new standard will have on its consolidated financial statements.

NOTE 3. FINANCIAL INSTRUMENTS

Cash and Cash Equivalents and Marketable Securities

The Company’s money market funds and marketable securities are categorized as Level 1 and 2, respectively, within the fair value hierarchy. The following table shows the cost, gross unrealized losses and fair value, with a breakdown by significant investment category, of the Company’s cash and cash equivalents and marketable securities as of March 31, 2018:

	Cost	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$4,590	$—	$4,590	$4,590	$—
Level 1:
Money market funds	16,436	—	16,436	16,436	—
Level 2:
U.S. government securities	4,501	(19)	4,482	—	4,482
Commercial paper	2,992	(5)	2,987	—	2,987
Corporate debt securities	26,196	(173)	26,023	—	26,023

Corporate securities	33,689	(197)	33,492	—	33,492

Total	$54,715	$(197)	$54,518	$21,026	$33,492

As of December 31, 2017, the Company’s cash and cash equivalents and marketable securities balances were as follows:

	Cost	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$8,925	$—	$8,925	$8,925	$—
Level 1:
Money market funds	20,620	—	20,620	20,620	—
Level 2:
U.S. government securities	4,505	(17)	4,488	—	4,488
Commercial paper	4,959	(5)	4,954	—	4,954
Corporate debt securities	30,268	(112)	30,156	—	30,156

Corporate securities	39,732	(134)	39,598	—	39,598

Total	$69,277	$(134)	$69,143	$29,545	$39,598

The Company may sell certain of its marketable securities prior to their stated maturities for strategic reasons including, but not limited to, anticipation of credit deterioration and duration management. As of March 31, 2018, the Company considered the declines in market value of its marketable securities to be temporary in nature. The Company typically invests in highly-rated securities, and its investment policy generally limits the amounts that may be invested with any one issuer. The policy generally requires investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the securities portfolio.

Stock Warrants

The Company’s stock warrants are categorized as Level 3 within the fair value hierarchy. Stock warrants have been recorded at their fair value using a probability weighted expected return model. This model incorporates contractual terms, maturity, risk-free rates and volatility. The value of the Company’s stock warrants would increase if a higher risk-free interest rate was used, and the value of the Company’s stock warrants would decrease if a lower risk-free interest rate was used. Similarly, a higher volatility assumption would increase the value of the stock warrants, and a lower volatility assumption would decrease the value of the stock warrants. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management with the assistance of a third-party valuation specialist.

In 2016, in connection with the Investment Agreement between the Company and Acacia Research Corporation (“Acacia”) and the convertible secured promissory note issued by the Company to Acacia (the “Acacia Note”), the Company issued three four-year warrants (the “Acacia Note Warrants”) and a five-year warrant (the “Primary Warrant”). In March 2017, each of the Primary Warrant and the Acacia Note Warrants was amended to provide that the exercise prices thereof shall be equal to the lower of $13.6088 or the Company’s IPO price per share.

The following table summarizes quantitative information with respect to the significant unobservable inputs that were used to value these stock warrants that were modified in the three months ended March 31, 2017. These inputs are categorized as Level 3 within the fair value hierarchy:

March 31, 2017
Volatility	65%
Risk-free rate	0.92% - 1.64%
Discount for lack of marketability	10%

The following table represents a rollforward of the fair value of the Primary Warrant in the three months ended March 31, 2017:

Balance, December 31, 2016	$7,114
Less: Change in fair value of warrant liability	(3,118)

Balance, March 31, 2017	$3,996

In the first quarter of 2017, the total fair value of the Acacia Note Warrants increased by $334 to $841.

In March 2017, the Company entered into a Note Purchase Agreement with Acacia and Veritone LOC I, LLC (“VLOC”), (collectively the “Bridge Loan Lenders”), which provided for an $8 million line of credit pursuant to secured convertible notes (the “Bridge Loan”). In connection with the funding of the Bridge Loan in March 2017, the Company issued to the Bridge Loan Lenders warrants to purchase shares of the Company’s common stock. The following table summarizes quantitative information with respect to the significant unobservable inputs used for the valuation of the Company’s warrants which were issued to the Bridge Loan Lenders; these inputs are categorized as Level 3 within the fair value hierarchy:

Volatility	70%
Risk-free rate	2.40%
Discount for lack of marketability	10%

The fair value of the Bridge Loan Warrants was $549 as of March 31, 2017.

NOTE 4. INTANGIBLE ASSETS, NET

Intangible assets, net consisted of the following:

	As of
	March 31, 2018	December 31, 2017
Acquired software and technology	$3,074	$3,004
Capitalized software	471	471
Other	30	30

	3,575	3,505
Less: accumulated amortization	(657)	(351)

Intangible assets, net	$2,918	$3,154

These definite-lived assets will be amortized over a period of three years. During the three months ended March 31, 2018 and 2017, the Company recorded amortization expense of $306 and $48, respectively, related to these definite-lived assets.

NOTE 5. CONSOLIDATED FINANCIAL STATEMENTS DETAILS

Consolidated Balance Sheets Details

Property, Equipment and Improvements, Net

Property, equipment and improvements, net consisted of the following:

	As of
	March 31, 2018	December 31, 2017
Property and equipment	$539	$378
Leasehold improvements	1,994	27
Construction in progress	—	435

	2,533	840
Less: accumulated depreciation	(209)	(160)

Property, equipment and improvements, net	$2,324	$680

The construction in progress balance at December 31, 2017 consisted primarily of expenditures related to the build out of office space at the Company’s headquarters, which was completed in March 2018. Depreciation expense was $49 and $52 for the three months ended March 31, 2018 and 2017, respectively.

Other Accrued Liabilities

Other accrued liabilities were comprised of the following:

	As of
	March 31, 2018	December 31, 2017
Accrued compensation and benefits	$1,908	$3,117
Other	937	1,325

Total	$2,845	$4,442

Consolidated Statement of Operations and Comprehensive Loss Details

Net Revenues

Net revenues for the periods presented were comprised of the following:

	Three Months Ended March 31,
	2018	2017
Media agency revenues	$3,121	$2,899
AI platform revenues	1,267	209

Total net revenues	$4,388	$3,108

During the three months ended March 31, 2018 and 2017, the Company made $29,420 and $26,723, respectively, in gross media placements, of which $25,573 and $19,423, respectively, were billed directly to clients. Of the amounts billed directly to clients, $22,510 and $16,524 represented media-related costs netted against billings during the three months ended March 31, 2018 and 2017, respectively.

Other Income, Net

Other income, net for the periods presented were comprised of the following:

	Three Months Ended March 31,
	2018	2017
Interest expense	$—	$(2,355)
Interest income	181	1
Gain on fair value change of warrant liability	—	3,118
Other	2	22

Other income, net	$183	$786

Interest expense for the three months ended March 31, 2017 included amortization of deferred debt discounts and issuance costs of $2,054 related to the Company’s convertible notes payable.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Employment Agreements

In March 2017, the Company entered into a three-year employment agreement with Chad Steelberg, the Company’s Chief Executive Officer, pursuant to which the Company agreed to issue to Mr. Steelberg as compensation at the end of each calendar quarter during the term of the agreement (following March 31, 2017) a number of shares of common stock calculated by dividing $125 by the fair market value (as defined in the agreement) of the Company’s common stock. In March 2018, the Compensation Committee of the Board of Directors of the Company approved a base salary and target bonus for Mr. Steelberg for 2018, which amended the compensation terms of his employment agreement. As a result, Mr. Steelberg now receives an annual cash base salary of $250, and the Company is no longer required to issue stock to him on a quarterly basis.

Other Contingencies

From time to time, the Company may be involved in legal proceedings arising from the ordinary course of its business. In the opinion of management, the Company has not incurred a material loss with respect to loss contingencies for asserted legal and other claims.

NOTE 7. STOCKHOLDERS’ EQUITY

Common Stock Warrants

As of March 31, 2018 and December 31, 2017, warrants to purchase the Company’s common stock in the aggregate of 1,524,573 were outstanding, of which 652,122 warrants had not yet vested.

NOTE 8. STOCK PLANS

Stock-Based Compensation

The Company’s stock-based compensation expense recognized for the periods presented was as follows:

	Three Months Ended March 31,
	2018	2017
Stock-based compensation expense by type of award:
Restricted stock	$48	$76
Restricted stock units	218	—
Stock options	2,036	49
Employee stock purchase plan	172	—

Total	$2,474	$125

Stock-based compensation expense by operating expense grouping:
Sales and marketing	$320	$39
Research and development	241	12
General and administrative	1,913	74

	$2,474	$125

Restricted Stock

The Company’s restricted stock activity for the three months ended March 31, 2018 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2017	147,456	$6.30
Granted	—	$—
Forfeited	(1,750)	$7.50
Vested	(13,809)	$3.17

Unvested at March 31, 2018	131,897	$6.61

At March 31, 2018, total unrecognized compensation cost related to restricted stock was $742, which is expected to be recognized over a period of 2.1 years.

Restricted Stock Units

The Company’s restricted stock units activity for the three months ended March 31, 2018 was as follows:

	Shares	Average Grant Date Fair Value
Unvested at December 31, 2017	35,576	$14.76
Granted	11,137	$14.69
Forfeited	—	$—
Vested	(5,568)	$14.69

Unvested at March 31, 2018	41,145	$14.75

As of March 31, 2018, total unrecognized compensation cost related to restricted stock units was $143, which is expected to be recognized over a period of 0.4 year.

Stock Options

The Company’s stock option activity for the three months ended March 31, 2018 was as follows:

		Weighted-Average
	Options	Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2017	4,802,594	$13.89	9.17 years	$44,974
Granted	433,341	$15.02
Exercised	(55,541)	$1.80
Forfeited	(245,238)	$17.46
Expired	(1,425)	$12.24

Outstanding at March 31, 2018	4,933,731	$13.95	9.03 years	$6,006

Exercisable at March 31, 2018	1,978,465	$12.80	8.71 years	$3,992

The aggregate intrinsic values in the table above represents the difference between the fair market value of the Company’s common stock and the average option exercise price of in-the-money options multiplied by the number of such options. The weighted average grant date fair value of stock options granted during the three months ended March 31, 2018 was $7.91 per share. The aggregate intrinsic value of the options exercised during the three months ended March 31, 2018 was $692. The total grant date fair value of stock options vested during the three months ended March 31, 2018 was $1,761. At March 31, 2018, total unrecognized compensation expense related to stock options was $23,339 and is expected to be recognized over a weighted average period of 2.7 years.

Employee Stock Purchase Plan

On January 31, 2018, a total of 35,812 shares of common stock were purchased under the Company’s Employee Stock Purchase Plan. As of March 31, 2018, accrued employee contributions for future purchases under the Employee Stock Purchase Plan totaled $213.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2017. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed under “Risk Factors,” set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017. See “Special Note Regarding Forward-Looking Statements” above at page 1.

Overview

Our company has two business lines: our media advertising agency business (“Media Agency Business”) and our aiWARE artificial intelligence (“AI”) platform business (“AI Platform Business”).

Media Agency Business

We operate a full-service media advertising agency. Our services include media planning and strategy, media buying and placement, campaign messaging, clearance verification and attribution and custom analytics. Since our inception, we have generated most of our revenues from our Media Agency Business. We typically enter into agency contracts with our Media Agency clients that do not have a fixed term, but generally can be cancelled by us or the client upon 30 to 90-days prior written notice without penalty.

The key performance indicators for our Media Agency Business include: (i) number of new clients, (ii) total number of clients with active media campaigns, (iii) average media spend per client, and (iv) net revenue. Tracking the number of new and active clients provides us with insight regarding our ability to grow the market share of our Media Agency Business by winning new clients, as well as regarding client churn. By tracking media spend by client, we can analyze not only spending trends, but our ability to grow media spend with existing clients. The following table sets forth the results for each of our key performance indicators for each of the last five quarters ended March 31, 2018.

	Quarter Ended
	Mar 31, 2017	June 30, 2017	Sept 30, 2017	Dec 31, 2017	Mar 31, 2018
Net new media clients added during quarter	8	16	9	14	14
Clients with active media campaigns during quarter	39	45	49	57	60
Average media spend per active client during quarter (in 000’s)	$670	$695	$649	$464	$490
Net revenue during quarter (in 000’s)	$2,899	$3,739	$3,288	$3,023	$3,121

Our Media Agency Business has experienced and may continue to experience volatility in net revenues due to a number of factors, including: (i) the timing of new large account wins; (ii) loss of clients who choose to replace our services by bringing their advertising placement in-house; (iii) clients who experience reductions in their advertising budgets due to issues with their own business; (iv) losses of clients who change providers from time to time based largely on pricing; and (v) the seasonality of the campaigns for certain large clients. Our Media Agency Business also relies on certain large key clients and has historically generated a significant portion of our net revenues from a few major clients. For the quarter ended March 31, 2018, our ten largest Media Agency clients by revenue collectively accounted for approximately 61% of our Media Agency net revenues, compared with 82% for the quarter ended March 31, 2017.

AI Platform Business

We have developed aiWARE™, a proprietary AI operating system that unlocks the power of cognitive computing to transform audio, video and other unstructured data and analyze it in conjunction with structured data in a seamless, orchestrated and automated manner to generate actionable intelligence. Our AI platform integrates and orchestrates an open ecosystem of best-of-breed cognitive engines, together with our suite of powerful applications, to reveal valuable multivariate insights from vast amounts of structured and unstructured data.

Our platform incorporates proprietary technology to integrate and intelligently orchestrate a wide variety of cognitive engine capabilities to mimic human cognitive functions such as perception, reasoning, prediction and problem solving in order to quickly, efficiently and cost effectively transform unstructured data into structured data. It stores the results in a time-correlated database, creating a rich, online, searchable index of the structured and unstructured data that users can use and analyze in near real-time through the platform’s suite of applications to drive business processes and insights. Our platform is based on an open architecture that enables new cognitive engines and applications to be added quickly and efficiently, resulting in a future proof, scalable and evolving solution that can be easily leveraged by users in a broad range of markets that capture or use audio, video and other unstructured data, including, without limitation, media and entertainment, legal and compliance, government and other vertical markets.

We are in the early stages of developing our AI Platform Business and are targeting industries that capture or use audio and video data, including in the media and entertainment, legal and compliance and government vertical markets. While we are actively pursuing opportunities and gaining new customers for our AI platform in these key markets, we have generated revenues from our AI Platform Business primarily in the media and entertainment and legal and compliance markets to date.

We track key performance indicators as we continue to develop and grow our AI Platform Business. The key performance indicators for our AI Platform Business include: (i) total number of accounts on the platform, (ii) number of active third-party cognitive engines on the platform, (iii) hours of data processed, (iv) total contract value of new bookings, (v) monthly recurring revenue under active agreements, and (vi) net revenue. These key performance indicators may change over time as our AI Platform Business develops. The following table sets forth our key performance indicators for each of the last five quarters ended March 31, 2018.

	Quarter Ended
	Mar 31, 2017	June 30, 2017	Sept 30, 2017	Dec 31, 2017	Mar 31, 2018
Total accounts on platform at quarter end	57	169	170	467	591
Active third-party cognitive engines at quarter end	48	69	122	151	184
Hours of data processed during quarter	367,000	438,000	711,000	1,357,000	2,805,000
Total contract value of new bookings received during quarter (in 000’s)	$1,947	$151	$2,645	$360	$237
Monthly recurring revenue under agreements in effect at quarter end (in 000’s)	$110	$132	$135	$173	$169
Net revenue during quarter (in 000’s)	$209	$348	$431	$476	$1,267

Acacia Investment

In 2016, we entered into an Investment Agreement with Acacia Research Corporation (“Acacia”) that provided for Acacia to invest up to $50 million in our company, consisting of both debt and equity components. Pursuant to the Investment Agreement, we entered into a convertible secured promissory note that provided for a total of $20 million in borrowings with an interest rate of 6.0% per annum (the “Acacia Note”). The Acacia Note was secured by substantially all of our assets.

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

In March 2017, we amended certain terms of the Acacia Note Warrants and the Primary Warrant to provide that (i) if we completed an initial public offering (“IPO”) of our common stock with gross proceeds of at least $15 million, the exercise price for all warrants would be the lower of $13.6088 or the price of common stock issued in the IPO, and (ii) the Primary Warrant would be automatically exercised upon completion of the IPO. As a result of this amendment, the fair value of the Primary Warrant decreased by $3.1 million, and a credit associated with such reduction was recorded as a gain in other income, net in our condensed consolidated statement of operations for the three months ended March 31, 2017.

Upon the completion of our IPO in May 2017, the outstanding $20 million of principal and all accrued interest under the Acacia Note were converted into 1,523,746 shares of our common stock at a conversion price per share of $13.6088, and the Acacia Note Warrants became exercisable to purchase an aggregate of 154,311 shares of our common stock at an exercise price per share of $13.6088. In addition, the Primary Warrant was automatically exercised in full at an exercise price per share of $13.6088, and we issued to Acacia 2,150,335 shares of our common stock in exchange for cash proceeds of $29.3 million.

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

Bridge Loan Financing

In March 2017, we entered into a Note Purchase Agreement with Acacia and Veritone LOC I, LLC (“VLOC”) (collectively the “Bridge Loan Lenders”), which provided for an $8 million line of credit pursuant to secured convertible notes that accrued interest at the rate of 8% per year, compounded quarterly (the “Bridge Loan”). The Bridge Loan was secured by a security interest in substantially all of our assets, which was of equal priority to the security interest of Acacia under the Acacia Note. We borrowed the initial $2 million installment under the Bridge Loan in March 2017, and we borrowed the second $2 million installment in April 2017. Prior to the completion of our IPO, the Bridge Loan Lenders exercised their options to advance the $4 million remaining under the Bridge Loan. Upon the completion of our IPO, the $8 million of principal and all accrued interest under the Bridge Loan were automatically converted into 590,717 shares of our common stock at a conversion price per share of $13.6088.

In connection with the Bridge Loan, we issued 120,000 shares of our common stock to the Bridge Loan Lenders upon the execution of the Note Purchase Agreement. In addition, in connection with the funding of the $8 million principal amount of the Bridge Loan, we issued to the Bridge Loan Lenders an aggregate of 180,000 shares of our common stock and warrants to purchase an aggregate of 240,000 shares of our common stock. Such warrants were automatically adjusted upon completion of the IPO to be exercisable to purchase an aggregate of 313,440 shares of our common stock (representing 1.5% of our fully diluted shares outstanding immediately following completion of our IPO) at an exercise price per share of $13.6088 and have a ten-year life.

Initial Public Offering

In May 2017, we completed an underwritten IPO of 2,500,000 shares of our common stock at an IPO price per share to the public of $15.00, pursuant to which we raised net proceeds of $32.6 million, after deducting underwriting discounts, commissions and offering costs. In addition to the conversion of all outstanding principal and accrued interest under the Acacia Note and the Bridge Loan and the exercise in full of the Acacia Primary Warrant upon completion of the IPO, all outstanding shares of Series A and Series B preferred stock were converted into an aggregate of 2,922,978 shares and 2,309,135 shares, respectively, of our common stock.

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

Results of Operations

The following table sets forth items from our condensed consolidated statement of operations and comprehensive loss, as well as the period-over-period change, both in absolute dollars and on a percentage basis.

(dollars in thousands)	Three Months Ended March 31,
	2018	2017	$ Change	% Change
Net revenues	$4,388	$3,108	$1,280	41.2%
Cost of revenues	564	196	368	187.8%

Gross profit	3,824	2,912	912	31.3%

Gross margin	87.1%	93.7%
Operating expenses:
Sales and marketing	5,748	2,599	3,149	121.2%
Research and development	4,528	3,264	1,264	38.7%
General and administrative	6,778	3,680	3,098	84.2%

Total operating expenses	17,054	9,543	7,511	78.7%

Loss from operations	(13,230)	(6,631)	(6,599)	99.5%
Other income, net	183	786	(603)	(76.7)%

Loss before provision for income taxes	(13,047)	(5,845)	(7,202)	123.2%
Provision for income taxes	2	2	—	—

Net loss	(13,049)	(5,847)	(7,202)	123.2%
Accretion of redeemable convertible preferred stock	—	(1,073)	1,073	(100.0)%

Net loss attributable to common stockholders	$(13,049)	$(6,920)	$(6,129)	88.6%

Three Months Ended March 31, 2018 Compared with the Three Months Ended March 31, 2017

Net Revenues

(dollars in thousands)	Three Months Ended March 31,
	2018	2017	$ Change	% Change
Media Agency revenues, net	$3,121	$2,899	$222	7.7%
AI Platform revenues	1,267	209	1,058	506.2%

Net revenues	$4,388	$3,108	$1,280	41.2%

The year-over-year increase of $1.1 million, or 506.2%, in net revenues from our AI Platform Business was driven primarily by increased revenues in the legal and media markets, resulting from a significant increase in the number of customers using our platform, which totaled 70 customers at the end of the first quarter of 2018 compared with 25 at the end of the first quarter of 2017. The year-over-year increase of $0.2 million, or 7.7%, in net revenues from our Media Agency Business was due primarily to the growth in the number of active clients. We had 60 active media agency clients in the first quarter of 2018 compared with 39 in the first quarter of 2017, an increase of 54%. The increased revenue from the growth in the number of active media agency clients in the first quarter of 2018 more than offset a year-over-year reduction in revenue resulting from a large initial campaign for a significant new client in the first quarter of 2017 which did not recur in the current year period.

Cost of Revenues; Gross Profit and Gross Margin

The increase in cost of revenues of $0.4 million, or 187.8%, in the first quarter of 2018 compared with the prior year period was attributable primarily to the increase in cognitive engine processing and computing costs, due to the higher volume of data processed. Gross profit increased year-over-year due primarily to the operating leverage provided by our higher net revenues level. Gross margin decreased year-over-year due to the higher net revenues in our AI Platform Business. The gross margin of our AI Platform Business is less than that of our Media Agency Business due to the difference in business models, so as our net revenues in our AI Platform Business become a higher proportion of our total net revenues, we expect that our gross margin will decline.

Operating Expenses

(dollars in thousands)	Three Months Ended March 31,
	2018	2017	$ Change	% Change
Sales and marketing	$5,748	$2,599	3,149	121.2%
Research and development	4,528	3,264	1,264	38.7%
General and administrative	6,778	3,680	3,098	84.2%

Total operating expenses	$17,054	$9,543	7,511	78.7%

Percentage of net revenues:
Sales and marketing	131.0%	83.6%
Research and development	103.2%	105.0%
General and administrative	154.5%	118.4%

Sales and Marketing. The increase in sales and marketing expenses in the first quarter of 2018 compared with the prior year period was due primarily to an increase in personnel costs resulting from a 115% increase in our average month-end headcount in the first quarter of 2018 compared with the first quarter of 2017. We have also expanded our participation at significant technology and AI conferences, such as CES, which contributed to the increase in our marketing expenses.

Research and Development. The increase in research and development expense in the first quarter of 2018 compared with the prior year period was attributable primarily to an increase in our personnel costs resulting from a 40% increase in our average month-end headcount in the first quarter of 2018 compared with the first quarter of 2017, as well as to an increase in amortization of intangible assets due to our acquisition of certain software and technology in the fourth quarter of 2017.

General and Administrative. The increase in general and administrative expenses in the first quarter of 2018 compared with the prior year period was due primarily to an increase in share-based compensation expense of $1.9 million, as well as to an increase in our personnel costs resulting from a 7% increase in our average month-end headcount to support the growth of our business.

We intend to continue to invest in our sales and marketing efforts and in the development of our AI capabilities and enhancement of our platform and services in order to grow our AI Platform Business. As such, we expect that our sales and marketing and research and development expenses, as well as our general and administrative expenses, will continue to increase in the future to support the growth of our business.

Other Income, Net

Other income, net in the first quarter of 2018 was comprised primarily of $0.2 million in interest income on investments in money market funds and marketable securities. In the first quarter of 2017, other income, net was comprised primarily of the gain of $3.1 million from the change in fair value of the Primary Warrant liability, offset in large part by amortization of debt discounts and issuance costs of $2.1 million, and interest expense of $0.3 million, related to the Acacia Note and the Bridge Loan.

Seasonality

We have historically experienced occasional seasonality in our Media Agency Business, which is due primarily to the seasonal nature of some of our customers’ advertising activities. As such, our revenue levels in our Media Agency Business are impacted by the timing of particular advertising campaigns of our major customers, which can and do vary from period to period.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents and marketable securities, which totaled $54.5 million as of March 31, 2018, compared with our cash and cash equivalents of $69.1 million as of December 31, 2017. The decrease in the combined balance of our cash and cash equivalents and marketable securities in the first quarter of 2018 was due primarily to cash used to fund our business development strategy and to fund capital expenditures related to the build-out and furnishing of our leased headquarters.

Cash Flows

A summary of cash flows from our operating, investing and financing activities is shown in the table below.

(in thousands)	Three Months Ended March 31,
	2018	2017
Cash used in operating activities	$(13,248)	$(5,112)
Cash provided by (used in) investing activities	4,237	(30)
Cash provided by financing activities	492	1,846

Net decrease in cash and cash equivalents	$(8,519)	$(3,296)

Operating Activities

Our operating activities used cash of $13.2 million in the first quarter of 2018, compared with $5.1 million in the first quarter of 2017. The cash used in operating activities in the first quarter of 2018 reflects our business strategy, namely adding internal resources in software engineering and data science to expand the capabilities of our aiWARE platform and in sales and marketing to develop future revenues from our platform. We gauge the amount of cash utilized in these efforts using the EBITDAS metric presented below under the heading “Non-GAAP Financial Measure.”    Our use of cash as measured by EBITDAS increased to $10.2 million in the first quarter of 2018 from $6.4 million in the first quarter of 2017, as we used a portion of the proceeds of our 2017 stock offerings to increase our investments in line with our business strategy. We also used a portion of the proceeds of the 2017 stock offerings to reduce our accounts payable in order to enhance our relationships with vendors.

Investing Activities

Our investing activities provided cash of $4.2 million in the first quarter of 2018, compared with a nominal amount used in the same quarter of the prior year. In the first quarter of 2018, we received proceeds from sales of marketable securities of $6.0 million, which were used to fund a portion of the cash used in our operating activities. The cash provided was offset in part by capital expenditures of $1.7 million related to the build-out and furnishing of our leased headquarters.

Financing Activities

Our financing activities provided cash of $0.5 million in the first quarter of 2018, compared with $1.8 million in the same quarter of the prior year. In the first quarter of 2018, we generated cash primarily from the exercise of stock options and purchases of shares under our Employee Stock Purchase Plan, offset in part by payments of costs associated with our stock offering in November 2017. The primary source of cash provided in the first quarter of 2017 was the drawdown of $2.0 million under our Bridge Loan.

Capital Resources

As of March 31, 2018, we had no outstanding debt obligations.

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

We currently have no available lines of credit for future borrowings.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

Non-GAAP Financial Measure

We have presented an EBITDAS measure in the discussion of our cash flows above. “EBITDAS” is defined as earnings before interest expense, taxes, depreciation, amortization and non-cash stock compensation expense. EBITDAS is not a financial measure calculated and presented in accordance with U.S. generally accepted accounting principles (GAAP) and should not be considered as an alternative to net income (loss), operating income (loss) or any other financial measures so calculated and presented, nor as an alternative to cash flow from operating activities as a measure of liquidity. The items excluded from EBITDAS are detailed in the reconciliation below. Other companies (including our competitors) may define EBITDAS differently. We have presented EBITDAS because management believes it to be an important supplemental measure of performance that is commonly used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. Management also uses this information internally for forecasting and budgeting. This non-GAAP measure may not be indicative of our historical operating results or predictive of our potential future results. Investors should not consider EBITDAS in isolation or as a substitute for analysis of our results as reported in accordance with GAAP.

(in thousands)	Three Months Ended March 31,
	2018	2017
Reconciliation of Net Loss to EBITDAS:
Net loss	$(13,049)	$(5,847)
Provision for income taxes	2	2
Depreciation and amortization	355	59
Amortization of debt discounts and issuance costs	—	2,054
Change in fair value of warrant liability	—	(3,118)
Interest expense	—	300
Stock-based compensation expense	2,474	125

EBITDAS	$(10,218)	$(6,425)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by Item 305 of Regulation S-K.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. We currently are not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations, financial position or cash flows. Regardless of the outcome, any litigation could have an adverse impact on us due to defense and settlement costs, diversion of management resources and other factors.

Item 1A.	Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2017 contains a discussion of the most significant risks associated with our business. There have been no material changes to the risks described in our Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

We had no sales of unregistered equity securities during the first quarter of 2018.

Use of Proceeds for Initial Public Offering of Common Stock

On May 17, 2017, we completed an initial public offering of our common stock, pursuant to which we issued and sold an aggregate of 2,500,000 shares of our common stock at a price to the public of $15.00 per share pursuant to a Registration Statement on Form S-1 (File No. 333-216726), which was declared effective by the SEC on May 11, 2017. There has been no material change in the use of proceeds from the offering as described in our final prospectus dated May 11, 2017, as filed with the SEC pursuant to Rule 424(b) of the Securities Act of 1933, as amended, and other periodic reports previously filed with the SEC.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.	Description of Exhibit

10.1+	Forms of Notice of Grant of Stock Option and Stock Option Agreement for use in connection with grants of stock options to Chad Steelberg and Ryan Steelberg under our 2017 Stock Incentive Plan.

10.2+	Form of Change in Control (CIC) Addendum to Stock Option Agreement for use in connection with grants of stock options to certain executive officers under our 2017 Stock Incentive Plan.

10.3+	Form of Restricted Stock Unit Agreement for use under our 2017 Stock Incentive Plan.

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1*	Certifications pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates a management contract or compensatory plan or arrangement.
*	The certifications furnished in Exhibit 32.1 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (including this Quarterly Report on Form 10-Q), unless the Registrant specifically incorporates the foregoing information into those documents by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Veritone, Inc.

May 8, 2018	By	/s/ Chad Steelberg
Chad Steelberg
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

May 8, 2018	By	/s/ Peter F. Collins
Peter F. Collins
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)