Form 10-Q
period 2018-06-30
Veritone, Inc.
filed 2018-08-13
CIK 1615165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of the Exchange Act.    Yes  ☐    No  ☒

As of July 31, 2018, 18,322,543 shares of the registrant’s common stock were outstanding.

VERITONE, INC.

QUARTERLY REPORT ON FORM 10-Q

June  30, 2018

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

VERITONE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share and share data)

(Unaudited)

	As of
	June 30,	December 31,
	2018	2017
ASSETS
Cash and cash equivalents	$52,692	$29,545
Marketable securities	25,526	39,598
Accounts receivable, net of allowance for doubtful accounts of $12 and $38, respectively	11,583	7,691
Expenditures billable to clients	5,063	4,163
Prepaid expenses and other current assets	2,969	2,808

Total current assets	97,833	83,805
Property, equipment and improvements, net	3,365	680
Intangible assets, net	2,611	3,154
Other assets	1,214	919

Total assets	$105,023	$88,558

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$15,759	$13,338
Accrued media payments	7,944	5,999
Client advances	4,625	3,477
Other accrued liabilities	3,699	4,442

Total current liabilities	32,027	27,256
Other liabilities	473	—

Total liabilities	32,500	27,256
Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, par value $0.001 per share; 75,000,000 shares authorized; 18,317,434 and 16,158,883 shares issued and outstanding at June 30, 2018 and
December 31, 2017, respectively	18	16
Additional paid-in capital	209,308	170,728
Accumulated deficit	(136,686)	(109,307)
Accumulated other comprehensive loss	(117)	(135)

Total stockholders’ equity	72,523	61,302

Total liabilities and stockholders’ equity	$105,023	$88,558

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(in thousands, except per share and share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net revenues	$4,168	$4,087	$8,556	$7,195
Cost of revenues	820	336	1,384	532

Gross profit	3,348	3,751	7,172	6,663
Operating expenses:
Sales and marketing	5,142	3,414	10,890	6,013
Research and development	5,146	2,883	9,674	6,147
General and administrative	7,513	5,302	14,291	8,982

Total operating expenses	17,801	11,599	34,855	21,142

Loss from operations	(14,453)	(7,848)	(27,683)	(14,479)
Other income (expense), net	133	(13,746)	316	(12,960)

Loss before provision for income taxes	(14,320)	(21,594)	(27,367)	(27,439)
Provision for income taxes	10	1	12	3

Net loss	(14,330)	(21,595)	(27,379)	(27,442)
Accretion of redeemable convertible preferred stock	—	(3,397)	—	(4,470)

Net loss attributable to common stockholders	$(14,330)	$(24,992)	$(27,379)	$(31,912)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.88)	$(2.94)	$(1.69)	$(5.82)

Weighted average shares outstanding attributable to common stockholders:
Basic and diluted	16,314,236	8,491,391	16,192,569	5,484,379

Comprehensive loss:
Net loss	$(14,330)	$(21,595)	$(27,379)	$(27,442)
Unrealized gain (loss) on marketable securities, net of income taxes	61	—	(2)	—
Foreign currency translation adjustments, net of income taxes	30	—	20	—

Total comprehensive loss	$(14,239)	$(21,595)	$(27,361)	$(27,442)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITONE, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance as of December 31, 2017	16,158,883	$16	$170,728	$(109,307)	$(135)	$61,302
Common stock offerings, net	1,955,000	2	32,534	—	—	32,536
Common stock issued under employee stock plans, net	203,551	—	921	—	—	921
Stock-based compensation expense	—	—	5,125	—	—	5,125
Net loss	—	—	—	(27,379)	—	(27,379)
Unrealized loss on marketable securities	—	—	—	—	(2)	(2)
Foreign currency translation adjustments	—	—	—	—	20	20

Balance as of June 30, 2018	18,317,434	$18	$209,308	$(136,686)	$(117)	$72,523

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(27,379)	$(27,442)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	828	119
Amortization of debt discounts and issuance costs	—	3,740
Costs of warrants issued	207	5,790
Write-off of debt discounts and debt issuance costs at IPO	—	10,132
Change in fair value of warrant liability	15	(7,114)
Provision for doubtful accounts	22	67
Stock-based compensation expense	5,125	1,903
Changes in assets and liabilities:
Accounts receivable	(3,914)	(7,476)
Expenditures billable to clients	(900)	(4,918)
Prepaid expenses and other current assets	(367)	(1,303)
Accounts payable	2,421	6,042
Accrued media payments	1,945	2,206
Client advances	1,148	1,248
Other accrued liabilities	(966)	529
Other liabilities	474	—

Net cash used in operating activities	(21,341)	(16,477)

Cash flows from investing activities:
Proceeds from sales of marketable securities	14,000	—
Capital expenditures	(2,899)	—
Intangible assets acquired	(70)	(30)

Net cash provided by (used in) investing activities	11,031	(30)

Cash flows from financing activities:
Proceeds from common stock offerings, net	32,536	33,199
Proceeds from exercise of Primary Warrant	—	29,263
Proceeds received under the Bridge Loan Agreement	—	8,000
Proceeds from issuances of stock under employee stock plans	921	3
Debt issuance costs	—	(68)
Other	—	(56)

Net cash provided by financing activities	33,457	70,341

Net increase in cash and cash equivalents	23,147	53,834
Cash and cash equivalents, beginning of period	29,545	12,078

Cash and cash equivalents, end of period	$52,692	$65,912

Supplemental Disclosure of Cash Flow Information
Non-cash investing and financing activities:
Conversion of convertible notes payable, including accrued interest, to common stock	$—	$28,782
Conversion of redeemable convertible preferred stock to common stock	—	27,266
Unpaid deferred public offering costs	384	665

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITONE, INC.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except share and per share data and percentages)

(Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS

Description of Business

Veritone, Inc., a Delaware corporation (“Veritone”) (together with its wholly owned subsidiaries, collectively, the “Company”), is a provider of artificial intelligence (“AI”) computing solutions. The Company has developed aiWARETM, a proprietary AI operating system that unlocks the power of cognitive computing to transform audio, video and other unstructured data and analyze it in conjunction with structured data in a seamless, orchestrated and automated manner to generate actionable intelligence. The Company’s aiWARE platform (“AI platform”) integrates and orchestrates an open ecosystem of best-of-breed cognitive engines, together with a suite of powerful applications, to reveal valuable multivariate insights from vast amounts of structured and unstructured data. The platform stores the cognitive engine results in a time-correlated database, creating an online, searchable index of audio and video data that enables analysis and automated business solutions. Because of its open architecture, additional cognitive engines can be readily added to the platform, and new applications can be added by the Company or third parties to leverage the platform for a broad range of industries that capture or use audio or video data and other unstructured data, including, without limitation, media and entertainment, legal and compliance, government and other vertical markets.

In addition, the Company operates a full-service advertising agency. The Company’s expertise in media buying, planning and creative development, coupled with its proprietary technology platform, enables the Company to analyze the effectiveness of advertising in a way that is simple, scalable and trackable.

NOTE 2. PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Preparation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial statements and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. Such unaudited condensed consolidated financial statements and accompanying notes are the representations of the Company’s management, who is responsible for their integrity and objectivity. The information included in this Form 10-Q should be read in conjunction with the information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 9, 2018. Interim results for the three and six months ended June 30, 2018 are not necessarily indicative of the results the Company will have for the full year ending December 31, 2018.

The accompanying condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which are normal and recurring, necessary to fairly state its financial position, results of operations and cash flows. All significant intercompany transactions have been eliminated in consolidation. The financial data and the other information disclosed in these notes to the condensed consolidated financial statements reflected in the three and six month periods presented are unaudited. The December 31, 2017 balance sheet included herein was derived from the audited financial statements but does not include all disclosures or notes required by GAAP for complete financial statements.

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

Significant Accounting Policies

Beginning in the first quarter of 2018, the Company adopted Accounting Standards Update (“ASU”) No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The standard is intended to simplify several areas of accounting for stock-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and treatment of forfeitures. The Company elected to recognize actual forfeitures as they occur and not estimate forfeitures in its stock-based compensation expense. The Company recorded the cumulative impact of this new accounting standard as a charge to its accumulated deficit as of January 1, 2018. The adoption of this update did not have a material impact on the Company’s condensed consolidated financial statements.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount that the entity expects to be entitled to receive when products are transferred to customers. Subsequently, the FASB has issued the following standards related to ASU 2014-09: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (“ASU 2016-08”); ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”); and ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”), collectively, the new revenue standards. The new revenue standards will be effective for the Company beginning in the first quarter of fiscal year 2019 and can be applied retrospectively to each prior period presented or prospectively with the cumulative effect recognized as of the date of adoption. The Company plans to apply the guidance prospectively with an adjustment to retained earnings for the cumulative effect of adoption. The Company is currently evaluating the impact of adopting the new revenue standards on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments under this pronouncement will change the way all leases with duration of one year or more are treated. Under this guidance, lessees will be required to capitalize virtually all leases on the balance sheet as a right-of-use asset and an associated financing lease liability or capital lease liability. The right-of-use asset represents the lessee’s right to use, or control the use of, a specified asset for the specified lease term. The lease liability represents the lessee’s obligation to make lease payments arising from the lease, measured on a discounted basis. Based on certain characteristics, leases are classified as financing leases or operating leases. Financing lease liabilities, those that contain provisions similar to capitalized leases, are amortized in the same manner as capital leases are amortized under current accounting rules, as amortization expense and interest expense in the statement of operations. Operating lease liabilities are amortized on a straight-line basis over the life of the lease as lease expense in the statement of operations. This standard will be effective for the Company beginning with the first quarter of fiscal year 2020. The Company is currently evaluating the impact this standard will have on its policies and procedures pertaining to its existing and future lease arrangements, its disclosure requirements and its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force), which provides guidance intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. This standard will be effective for the Company beginning in the first quarter of fiscal year 2019, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this new standard will have on its consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which provides expanded guidance to simplify the accounting for stock-based compensation by aligning the treatment of stock-based awards for nonemployees with that of stock-based awards for employees. This standard will be effective for the Company beginning in the first quarter of fiscal year 2019, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this new standard will have on its consolidated financial statements.

NOTE 3. NET LOSS PER SHARE

The following table presents the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Numerator
Net loss	$(14,330)	$(21,595)	$(27,379)	$(27,442)
Accretion of redeemable convertible preferred stock	—	(3,397)	—	(4,470)

Net loss attributable to common stockholders	$(14,330)	$(24,992)	$(27,379)	$(31,912)

Denominator
Weighted-average common shares outstanding	16,438,897	8,666,147	16,324,431	5,679,024
Less: Weighted-average shares subject to repurchase	(124,661)	(174,756)	(131,862)	(194,645)

Denominator for basic and diluted net loss per share attributable to common stockholders	16,314,236	8,491,391	16,192,569	5,484,379

Basic and diluted net loss per share attributable to common stockholders	$(0.88)	$(2.94)	$(1.69)	$(5.82)

Potentially dilutive securities that were not included in the calculation of diluted net loss per share attributable to common stockholders because their effect would be anti-dilutive were as follows (in common equivalent shares):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Common stock options and restricted stock units	4,947,896	2,697,361	4,826,523	1,682,804
Warrants to purchase common stock	1,214,104	2,381,530	1,167,249	2,165,872

	6,162,000	5,078,891	5,993,772	3,848,676

NOTE 4. SIGNIFICANT CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK

The Company’s ten largest customers by revenue accounted for approximately 49.7% and 52.1% of its net revenues in the three and six months ended June 30, 2018, respectively. The Company’s ten largest customers by revenue accounted for approximately 65.7% and 67.2% of its net revenues in the three and six months ended June 30, 2017, respectively.

The Company is potentially subject to concentrations of credit risk through its financial instruments, which consist primarily of cash and cash equivalents, marketable securities and accounts receivable. The Company limits its exposure to credit loss by placing its cash with high credit quality financial institutions. At times, such deposits may be in excess of insured limits. The Company has not experienced any losses on its deposits of cash and cash equivalents. The Company typically invests in highly-rated securities, and its investment policy generally limits the amounts that may be invested with any one issuer. The policy generally requires investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss.

NOTE 5. FINANCIAL INSTRUMENTS

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy, which is based on three levels of inputs, the first two of which are considered observable and the last unobservable, that may be used to measure fair value, is as follows:

•	Level 1—quoted prices (unadjusted) in active markets for identical assets or liabilities;

•

Level 2—inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; or

•	Level 3—unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company classifies its financial instruments within Level 1 or Level 2 of the fair value hierarchy on the basis of valuations using quoted market prices or alternate pricing sources and models utilizing market observable inputs, respectively. The Company’s money market funds are valued based on quoted prices for the specific securities in an active market and are therefore classified as Level 1. The Company’s government securities, commercial paper and corporate debt securities are valued on the basis of valuations provided by third-party pricing services, as derived from such services’ pricing models. As of June 30, 2018, the Company has not made any adjustments to the prices obtained from its third-party pricing providers.

Cash and Cash Equivalents and Marketable Securities

The Company’s money market funds and marketable securities are categorized as Level 1 and 2, respectively, within the fair value hierarchy. The following table shows the cost, gross unrealized losses and fair value, with a breakdown by significant investment category, of the Company’s cash and cash equivalents and marketable securities as of June 30, 2018:

	Cost	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$11,034	$—	$11,034	$11,034	$—
Level 1:
Money market funds	41,658	—	41,658	41,658	—
Level 2:
U.S. government securities	4,501	(13)	4,488	—	4,488
Commercial paper	997	(2)	995	—	995
Corporate debt securities	20,164	(121)	20,043	—	20,043

Subtotal	25,662	(136)	25,526	—	25,526

Total	$78,354	$(136)	$78,218	$52,692	$25,526

As of June 30, 2018, the Company held securities with an aggregate fair value of $25.5 million that were in an unrealized loss position for less than 12 months. No securities have been in unrealized loss positions for greater than 12 months. Gross unrealized losses at June 30, 2018 represented temporary impairments on government securities, commercial paper and corporate debt securities related to multiple issuers and were primarily caused by fluctuations in U.S. interest rates. The Company may sell certain of its marketable securities prior to their stated maturities for strategic reasons including, but not limited to, anticipation of credit deterioration and duration management. As of June 30, 2018, the Company considered the declines in market value of its marketable securities to be temporary in nature.

All of the Company’s marketable securities were due within 2 years of June 30, 2018.

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

Stock Warrants

All of the Company’s outstanding stock warrants are categorized as Level 3 within the fair value hierarchy. Stock warrants have been recorded at their fair value using either a probability weighted expected return model or the Black-Scholes option-pricing model. These models incorporate contractual terms, maturity, risk-free interest rates and volatility. The value of the Company’s stock warrants would increase if a higher risk-free interest rate was used, and would decrease if a lower risk-free interest rate was used. Similarly, a higher volatility assumption would increase the value of the stock warrants, and a lower volatility assumption would decrease the value of the stock warrants. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management with the assistance of a third-party valuation specialist.

In 2016, in connection with the Investment Agreement between the Company and Acacia Research Corporation (“Acacia”) and the convertible secured promissory note issued by the Company to Acacia (the “Acacia Note”), the Company issued three four-year warrants (the “Acacia Note Warrants”) and a five-year warrant (the “Primary Warrant”). In March 2017, each of the Primary Warrant and the Acacia Note Warrants was amended to provide that the exercise prices thereof shall be equal to the lower of $13.6088 or the Company’s initial public offering (“IPO”) price per share.

In May 2017, upon exercise of the Primary Warrant, the Company issued to Acacia a five-year warrant to purchase 809,400 shares of the Company’s common stock (the “10% Warrant”) at an exercise price of $13.6088. At issuance date, the fair value of the 10% Warrant under Level 3 measurement was $5,790.

In April 2018, in connection with the advisory agreement between the Company and a financial advisory firm, the Company issued a five-year warrant to purchase up to 20,000 shares of the Company’s common stock (“April 2018 Warrant”). The April 2018 Warrant was fully vested and exercisable upon issuance and has an exercise price of $11.73 per share.

The following table summarizes quantitative information with respect to the significant unobservable inputs that were used to value the April 2018 Warrant:

April 6, 2018
Volatility	70%
Risk-free rate	2.58%
Term	5 years

The following table represents a roll-forward of the fair value of the April 2018 Warrant, which was recorded within other accrued liabilities in the accompanying condensed consolidated balance sheet during the six months ended June 30, 2018:

Balance, December 31, 2017	$—
Issuance of warrant	207
Change in fair value	15

Balance, June 30, 2018	$222

As of June 30, 2018, the total fair value of the April 2018 Warrant increased by $15 to $222. The expense relating to the April 2018 Warrant has been recorded to general and administrative expense in the Company’s consolidated statement of operations and comprehensive loss for the three and six months ended June 30, 2018.

The following table summarizes quantitative information with respect to the significant unobservable inputs that were used to value the Company’s 10% Warrant:

May 17, 2017
Volatility	70%
Risk-free rate	1.44%
Discount for lack of marketability	0%

There were no transfers between Level 1, Level 2 or Level 3 financial instruments in the six months ended June 30, 2018.

NOTE 6. INTANGIBLE ASSETS, NET

Intangible assets, net consisted of the following:

	As of
	June 30,	December 31,
	2018	2017
Acquired software and technology	$3,074	$3,004
Capitalized software	471	471
Other	30	30

	3,575	3,505
Less: accumulated amortization	(964)	(351)

Intangible assets, net	$2,611	$3,154

These definite-lived assets are being amortized over a period of three years. During the three and six months endedJune 30, 2018, the Company recorded amortization expense related to these definite-lived assets of $307 and $613, respectively. During the three and six months ended June 30, 2017, the Company recorded amortization expense related to these definite-lived assets of $48 and $96, respectively.

The following table presents future amortization of the Company’s definite-lived intangible assets at June 30, 2018:

As of
June 30, 2018
2018 (6 months)	$549
2019	1,035
2020	1,027

Total	$2,611

NOTE 7. CONSOLIDATED FINANCIAL STATEMENTS DETAILS

Consolidated Balance Sheets Details

Property, equipment and improvements, net consisted of the following:

	As of
	June 30,	December 31,
	2018	2017
Property and equipment	$1,318	$378
Leasehold improvements	2,422	27
Construction in progress	—	435

	3,740	840
Less: accumulated depreciation	(375)	(160)

Property, equipment and improvements, net	$3,365	$680

The construction in progress balance at December 31, 2017 consisted primarily of expenditures related to the build out of office space at the Company’s headquarters, which was completed in March 2018. Depreciation expense was $167 and $215 for the three and six months ended June 30, 2018, respectively. Depreciation expense was $12 and $23 for the three and six months ended June 30, 2017, respectively.

Other accrued liabilities were comprised of the following:

	As of
	June 30,	December 31,
	2018	2017
Accrued compensation and benefits	$2,010	$3,117
Other	1,689	1,325

Total	$3,699	$4,442

Consolidated Statement of Operations and Comprehensive Loss Details

Net revenues for the periods presented were comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Media agency revenues	$3,308	$3,739	$6,429	$6,638
AI platform revenues	860	348	2,127	557

Total net revenues	$4,168	$4,087	$8,556	$7,195

During the three and six months ended June 30, 2018, the Company made $31,451 and $60,872, respectively, in gross media placements, of which $26,322 and $51,895, respectively, were billed directly to clients. Of the amounts billed directly to clients, $23,014 and $45,464 represented media-related costs netted against billings during the three and six months ended June 30, 2018, respectively.

During the three and six months ended June 30, 2017, the Company made $31,243 and $57,485, respectively, in gross media placements, of which $28,784 and $48,207, respectively, were billed directly to clients. Of the amounts billed directly to clients, $25,045 and $41,569 represented media-related costs netted against billings during the three months ended June 30, 2017, respectively.

Other income (expense), net for the periods presented were comprised of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Interest income (expense), net	$168	$(1,880)	$349	$(4,234)
Stock warrants issued	—	(5,790)	—	(5,790)
Write-off of deferred debt discounts and issuance costs	—	(10,132)	—	(10,132)
Gain on fair value change of warrant liability	—	3,996	—	7,114
Other	(35)	60	(33)	82

Other income (expense), net	$133	$(13,746)	$316	$(12,960)

Interest expense for the three and six months ended June 30, 2017 included amortization of deferred debt discounts and issuance costs related to the Company’s convertible notes payable of $1,686 and $3,740, respectively.

NOTE 8. COMMITMENTS AND CONTINGENCIES

Employment Agreements

In March 2017, the Company entered into a three-year employment agreement with Chad Steelberg, the Company’s Chief Executive Officer, pursuant to which the Company paid Mr. Steelberg’s salary by issuance of common stock at the end of each calendar quarter during the term of the agreement (following March 31, 2017). The number of shares of common stock issued at the end of each quarter was determined by dividing $125 by the fair market value (as defined in the agreement) of the Company’s common stock. In March 2018, the Compensation Committee of the Company’s Board of Directors and Mr. Steelberg agreed to amend the compensation terms of his employment agreement to provide that Mr. Steelberg will earn a base salary of $250 payable in cash, and Mr. Steelberg’s compensation no longer includes the issuance of common stock each quarter.

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

NOTE 9. STOCKHOLDERS’ EQUITY

Common Stock Offerings

In June 2018, the Company completed an offering of its common stock. In connection with the offering, the Company sold an aggregate of 1,955,000 shares of common stock (which included the full exercise of the underwriters’ option to purchase additional shares) at $18.00 per share, for aggregate net proceeds of approximately $32,890 after deducting underwriting discounts and commissions and offering costs of approximately $2,300.

In November 2017, the Company completed an offering of its common stock. In connection with the offering, the Company sold an aggregate of 1,121,250 shares of common stock (which included the full exercise of the underwriters’ option to purchase additional shares) at $23.00 per share, for aggregate net proceeds of approximately $23,789 after deducting underwriting discounts and commissions and offering costs of approximately $2,000.

In May 2017, the Company completed its IPO of 2,500,000 shares of its common stock at a price to the public of $15.00 per share, pursuant to which the Company raised net proceeds of approximately $32,600, after deducting underwriting discounts and commissions and offering costs of approximately $4,900. Upon the completion of the IPO in May 2017, the outstanding $20,000 of principal and all accrued interest under the Acacia Note were converted into 1,523,746 shares of the Company’s common stock at a conversion price per share of $13.6088, and the Acacia Note Warrants became exercisable to purchase an aggregate of 154,311 shares of common stock at an exercise price per share of $13.6088. In addition, the Primary Warrant was automatically exercised in full at an exercise price per share of $13.6088, and the Company issued to Acacia 2,150,335 shares of common stock in exchange for cash proceeds of $29,263. The $8,000 of principal and all accrued interest outstanding under the Company’s $8,000 line of credit was automatically converted into 590,717 shares of common stock at a conversion price per share of $13.6088. In addition, all of the outstanding shares of Series A and Series B preferred stock were converted into an aggregate of 2,922,978 shares and 2,309,135 shares, respectively, of the Company’s common stock.

Common Stock Warrants

As of June 30, 2018 and December 31, 2017, the Company had outstanding warrants to purchase an aggregate of 1,297,151 and 1,524,573 shares of the Company’s common stock, respectively. In June 2018, a warrant to purchase 247,422 shares of the Company’s common stock, the vesting of which was conditioned upon achievement of certain performance goals under a sales agreement, was cancelled in connection with the termination of such agreement.

NOTE 10. STOCK PLANS

2018 Performance-Based Stock Incentive Plan

In June 2018, the Company’s stockholders approved the Company’s 2018 Performance-Based Stock Incentive Plan (the “2018 Plan”), and approved grants of performance-based nonstatutory stock options (each, a “Performance Option”) to the Company’s Chief Executive Officer (the “CEO Award”) and President (the “President Award”), under the 2018 Plan. In May 2018, the CEO Award and the President Award had been approved by a special committee of the Board of Directors of the Company (the “Special Committee”), and the 2018 Plan had been approved by the Company’s Board of Directors, subject to stockholder approval.

The 2018 Plan allows the Company to grant Performance Options to its executive officers and other employees as an incentive for them to remain in service with the Company and to further align their interests with the interests of the Company’s stockholders. A total of 4,200,000 shares of the Company’s common stock have been authorized for issuance under the 2018 Plan. The numbers of shares underlying the CEO Award and the President Award are 1,809,900 and 1,357,425, respectively.

All Performance Options granted under the 2018 Plan will become exercisable in three equal tranches based on the achievement of specific market price goals for the Company’s common stock. For each tranche to become exercisable, the closing price per share of the Company’s common stock must meet or exceed the applicable stock price goal for a period of 30 consecutive trading days; this is referred to below as the Attainment Date. The exercise price of each of the CEO Award and the President Award is $21.25 per share, which was the closing market price of the Company’s common stock on the Nasdaq Global Market on May 4, 2018, the last trading day prior to the date on which the Special Committee approved such awards (which was not a trading day). Each Performance Option will have a term of ten years following the grant date, subject to earlier termination in the case of cessation of the awardee’s continued service with the Company, as further described in the 2018 Plan.

The Company valued the CEO Award and the President Award using a Monte Carlo simulation model. The grant date of such awards for accounting purposes was June 29, 2018, the date that was such awards were approved by the Company’s stockholders. The following assumptions were used in the Monte Carlo simulation model for computing the grant date fair values of the CEO Award and the President Award:

Grant date stock price	$16.82
Dividend yield	—%
Risk-free interest rate	2.85%
Estimated volatility	73.00%

The fair value per share was determined for each of the three equal tranches of each award and is presented in the table below:

Tranche 1	$9.22
Tranche 2	$10.05
Tranche 3	$9.50

The total fair value of such awards is $30,375 and is being recorded as stock-based compensation expense over the derived service periods.

At June 30, 2018, the Company had stock-based awards outstanding under the following plans: the 2014 Stock Option/Stock Issuance Plan (the “2014 Plan”), the 2017 Stock Incentive Plan (the “2017 Plan”) and the 2018 Plan. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 for a summary of the 2014 Plan and 2017 Plan. There have been no material changes to the terms of the Company’s 2014 Plan and 2017 Plan during the six months ended June 30, 2018.

Stock-Based Compensation

The Company’s stock-based compensation expense recognized for the periods presented was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Stock-based compensation expense by type of award:
Restricted stock units	$99	$375	$147	$451
Restricted stock awards	135	125	353	125
Performance-based stock options	53	—	53	—
Stock options	2,246	1,278	4,282	1,327
Employee stock purchase plan	118	—	290	—

Total	$2,651	$1,778	$5,125	$1,903

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Stock-based compensation expense by operating expense grouping:
Sales and marketing	$248	$116	$568	$155
Research and development	266	92	507	104
General and administrative	2,137	1,570	4,050	1,644

	$2,651	$1,778	$5,125	$1,903

Restricted Stock

The Company’s restricted stock activity for the six months ended June 30, 2018 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2017	147,456	$6.30
Forfeited	(1,975)	$7.50
Vested	(39,181)	$5.91

Unvested at June 30, 2018	106,300	$6.42

At June 30, 2018, total unrecognized compensation cost related to restricted stock was $671, which is expected to be recognized over a weighted average period of 1.9 years.

Restricted Stock Units

The Company’s restricted stock unit activity for the six months ended June 30, 2018 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2017	35,576	$14.76
Granted	42,350	$16.26
Vested	(41,144)	$14.75

Unvested at June 30, 2018	36,782	$16.50

As of June 30, 2018, total unrecognized compensation cost related to restricted stock units was $569, which is expected to be recognized over a weighted average period of one year.

Stock Options

The Company’s stock option activity for the six months ended June 30, 2018 was as follows:

		Weighted-Average
	Options	Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2017	4,802,594	$13.89	9.17 years	$44,974
Granted	3,772,666	$20.39
Exercised	(121,158)	$3.83
Forfeited	(361,072)	$17.03
Expired	(1,425)	$12.24

Outstanding at June 30, 2018	8,091,605	$16.93	9.23 years	$14,237

Exercisable at June 30, 2018	2,266,950	$13.13	8.53 years	$8,364

The aggregate intrinsic values in the table above represents the difference between the fair market value of the Company’s common stock and the average option exercise price of in-the-money options multiplied by the number of such options. The weighted average grant date fair value of stock options granted during the six months ended June 30, 2018 and 2017 was $9.73 and $8.91 per share, respectively. The aggregate intrinsic value of the options exercised during the six months ended June 30, 2018 and 2017 was $1,698 and $15, respectively. The total grant date fair value of stock options vested during the six months ended June 30, 2018 and 2017 was $4,626 and $572, respectively. At June 30, 2018, total unrecognized compensation expense related to stock options was $53,272 and is expected to be recognized over a weighted average period of 3.3 years.

Employee Stock Purchase Plan

On January 31, 2018, a total of 35,812 shares of common stock were purchased under the Company’s Employee Stock Purchase Plan. As of June 30, 2018, accrued employee contributions for future purchases under the Employee Stock Purchase Plan totaled $498.

NOTE 11. SUBSEQUENT EVENTS

On August 10, 2018, the Company’s subsidiary, Veritone One, Inc., entered into an agreement to acquire S Media Limited, doing business as Performance Bridge Media, a leading and long-standing podcast agency. This acquisition will expand the Company’s media agency offerings to include comprehensive podcast solutions. The consideration for the acquisition is $6,000, plus a contingent earn-out of up to $5,000 based on Performance Bridge Media’s revenues for calendar year 2018, of which 20% will be paid in cash and 80% will be paid in shares of the Company’s common stock. The transaction is expected to close in August 2018, subject to customary closing conditions.

On August 13, 2018, the Company entered into a definitive agreement to acquire Wazee Digital, Inc., a leading provider of cloud-native video management and licensing services. This acquisition will expand the Company’s offerings to customers in the media and entertainment market, providing them with the ability to expand revenue opportunities from their existing media assets. The consideration for the acquisition is $15,000, of which 50% will be paid in cash and 50% will be paid in shares of the Company’s common stock. The transaction is expected to close in August 2018, subject to customary closing conditions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read together with the consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2017. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed under “Risk Factors,” set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017. See “Special Note Regarding Forward-Looking Statements” above at page 1.

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

The key performance indicators for our Media Agency Business include: (i) number of new clients, (ii) total number of clients with active media campaigns, (iii) average media spend per active client, and (iv) net revenue. Tracking the number of new and active clients provides us with insight regarding our ability to grow the market share of our Media Agency Business by winning new clients, as well as regarding client churn. By tracking media spend by client, we can analyze spending trends as well as our ability to grow media spend with existing clients. The following table sets forth the results for each of our key performance indicators for each of the last six quarters ended June 30, 2018.

	Quarter Ended
	Mar 31,	June 30,	Sept 30,	Dec 31,	Mar 31,	June 30,
	2017	2017	2017	2017	2018	2018
Net new media clients added during quarter	8	16	9	14	14	14
Clients with active media campaigns during quarter	39	45	49	57	60	74
Average media spend per active client during quarter (in 000’s)	$670	$695	$649	$464	$490	$425
Net revenue during quarter (in 000’s)	$2,899	$3,739	$3,288	$3,023	$3,121	$3,308

Our Media Agency Business has experienced and may continue to experience volatility in net revenues due to a number of factors, including: (i) the timing of new large account wins; (ii) loss of clients who choose to replace our services by bringing their advertising placement in-house; (iii) clients who experience reductions in their advertising budgets due to issues with their own business; (iv) loss of clients who change providers from time to time based largely on pricing; and (v) the seasonality of the campaigns for certain large clients. Our Media Agency Business also relies on certain large key clients and has historically generated a significant portion of our net revenues from a few major clients. During the three and six months ended June 30, 2018, our 10 largest Media Agency clients by revenue collectively accounted for approximately 62% and 55% of our Media Agency net revenues, respectively. During the three and six months ended June 30, 2017, our ten largest Media Agency clients by revenue collectively accounted for approximately 72% and 73% of our Media Agency net revenues, respectively. As we continue to grow and diversify our client base, we expect that our average media spend per active client may decline, while our dependency on a limited number of large clients will also be minimized.

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

We are in the early stages of developing our AI Platform Business and are targeting industries that capture or use audio, video and other unstructured data, including in the media and entertainment, legal and compliance and government vertical markets. While we are actively pursuing opportunities and gaining new customers for our AI platform in all of these key markets, we have generated revenues from our AI Platform Business primarily in the media and entertainment and legal and compliance markets to date.

We track key performance indicators as we continue to develop and grow our AI Platform Business. The key performance indicators for our AI Platform Business include: (i) total number of accounts on the platform, (ii) total customers, (iii) number of active third-party cognitive engines on the platform, (iv) hours of data processed, (v) total contract value of new bookings, (vi) monthly recurring revenue under active agreements, and (vii) net revenue. These key performance indicators may change over time as our AI Platform Business develops. The following table sets forth our key performance indicators for each of the last six quarters ended June 30, 2018.

	Quarter Ended
	Mar 31,	June 30,	Sept 30,	Dec 31,	Mar 31,	June 30,
	2017	2017	2017	2017	2018	2018
Total accounts on platform at quarter end	57	169	170	467	591	625
Total customers at quarter end	25	38	37	57	70	86
Active third-party cognitive engines at quarter end	48	69	122	151	184	214
Hours of data processed during quarter	367,000	438,000	711,000	1,357,000	2,805,000	2,729,000
Total contract value of new bookings received during quarter (in 000’s)	$1,947	$151	$2,645	$360	$237	$583
Monthly recurring revenue under agreements in effect at quarter end (in 000’s)	$110	$132	$135	$173	$169	$214
Net revenue during quarter (in 000’s)	$209	$348	$431	$476	$1,267	$860

Acacia Investment

In 2016, we entered into an Investment Agreement with Acacia Research Corporation (“Acacia”) that provided for Acacia to invest up to $50.0 million in our company, consisting of both debt and equity components. Pursuant to the Investment Agreement, we entered into a convertible secured promissory note that provided for a total of $20.0 million in borrowings with an interest rate of 6.0% per annum (the “Acacia Note”). The Acacia Note was secured by substantially all of our assets.

In conjunction with the Acacia Note, we issued to Acacia three four-year warrants (the “Acacia Note Warrants”) to purchase a number of shares of our common stock that would be determined in the future depending upon a number of factors, including whether the Acacia Note was converted to our common stock or repaid at maturity. We also entered into a five-year warrant agreement with Acacia in conjunction with the Acacia Note (the “Primary Warrant”). Under the Primary Warrant, Acacia could purchase shares of our common stock if certain events occurred in the future, in an amount equal to $50.0 million less the balance of the principal and accrued interest under the Acacia Note.

In March 2017, we amended certain terms of the Acacia Note Warrants and the Primary Warrant to provide that (i) if we completed an initial public offering (“IPO”) of our common stock with gross proceeds of at least $15.0 million, the exercise price for all warrants would be the lower of $13.6088 or the price of the common stock issued in the IPO, and (ii) the Primary Warrant would be automatically exercised upon completion of the IPO. As a result of this amendment, the fair value of the Primary Warrant decreased by $3.1 million, and a credit associated with such reduction was recorded as a gain in other income, net in our condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2017.

Upon the completion of our IPO in May 2017, the outstanding $20.0 million of principal and all accrued interest under the Acacia Note were converted into 1,523,746 shares of our common stock at a conversion price per share of $13.6088, and the Acacia Note Warrants became exercisable to purchase an aggregate of 154,311 shares of our common stock at an exercise price per share of $13.6088. In addition, the Primary Warrant was automatically exercised in full at an exercise price per share of $13.6088, and we issued to Acacia 2,150,335 shares of our common stock in exchange for cash proceeds of $29.3 million. As a result, we recorded a gain of $4.0 million in other income, net in our consolidated statement of operations and comprehensive loss for the three months ended June 30, 2017 to write off the Primary Warrant liability.

Upon the exercise in full of the Primary Warrant in connection with our IPO, we issued to Acacia a five-year warrant to purchase 809,400 shares of our common stock at an exercise price per share of $13.6088 (the “10% Warrant”), with fifty percent of the shares underlying the 10% Warrant vesting as of the issuance of the 10% Warrant and the remaining fifty percent of the shares vesting on the first anniversary of the issuance date of the 10% Warrant.

Bridge Loan Financing

In March 2017, we entered into a Note Purchase Agreement with Acacia and Veritone LOC I, LLC (“VLOC”) (collectively the “Bridge Loan Lenders”), which provided for an $8.0 million line of credit pursuant to secured convertible notes that accrued interest at the rate of 8% per year, compounded quarterly (the “Bridge Loan”). The Bridge Loan was secured by a security interest in substantially all of our assets, which was of equal priority to the security interest of Acacia under the Acacia Note. We borrowed the initial $2.0 million installment under the Bridge Loan in March 2017, and we borrowed the second $2.0 million installment in April 2017. Prior to the completion of our IPO, the Bridge Loan Lenders exercised their options to advance the $4.0 million remaining under the Bridge Loan. Upon the completion of our IPO, the $8.0 million of principal and all accrued interest under the Bridge Loan were automatically converted into 590,717 shares of our common stock at a conversion price per share of $13.6088.

In connection with the Bridge Loan, we issued 120,000 shares of our common stock to the Bridge Loan Lenders upon the execution of the Note Purchase Agreement. In addition, in connection with the funding of the $8.0 million principal amount of the Bridge Loan, we issued to the Bridge Loan Lenders an aggregate of 180,000 shares of our common stock and warrants to purchase an aggregate of 240,000 shares of our common stock. Such warrants were automatically adjusted upon completion of the IPO to be exercisable to purchase an aggregate of 313,440 shares of our common stock (representing 1.5% of our fully diluted shares outstanding immediately following completion of our IPO) at an exercise price per share of $13.6088 and have a ten-year life.

Common Stock Offerings

In May 2017, we completed an underwritten IPO of 2,500,000 shares of our common stock at an IPO price per share to the public of $15.00, pursuant to which we raised net proceeds of $32.6 million, after deducting underwriting discounts, commissions and offering costs. In addition to the conversion of all outstanding principal and accrued interest under the Acacia Note and the Bridge Loan and the exercise in full of the Primary Warrant upon completion of the IPO, all outstanding shares of Series A and Series B preferred stock were converted into an aggregate of 2,922,978 shares and 2,309,135 shares, respectively, of our common stock.

In November 2017, we completed an offering of our common stock. In connection with the offering, we sold an aggregate of 1,121,250 shares of our common stock (which included the full exercise of the underwriters’ option to purchase additional shares) at $23.00 per share, for aggregate net proceeds of approximately $23.8 million after deducting underwriting discounts and commissions and offering costs of approximately $2.0 million.

In June 2018, we completed an offering of our common stock. In connection with the offering, we sold an aggregate of 1,955,000 shares of our common stock (which included the full exercise of the underwriters’ option to purchase additional shares) at $18.00 per share, for aggregate net proceeds of approximately $32.9 million after deducting underwriting discounts and commissions and offering costs of approximately $2.3 million.

Subsequent Events

On August 10, 2018, our subsidiary, Veritone One, Inc., entered into an agreement to acquire S Media Limited, doing business as Performance Bridge Media, a leading and long-standing podcast agency. This acquisition will expand the offerings of our Media Agency Business to include comprehensive podcast solutions. The consideration for the acquisition is $6.0 million, plus a contingent earnout of up to $5.0 million based on Performance Bridge Media’s revenues for calendar year 2018, of which 20% will be paid in cash and 80% will be paid in shares of our common stock. The transaction is expected to close in August 2018, subject to customary closing conditions.

On August 13, 2018, we entered into a definitive agreement to acquire Wazee Digital, Inc., a leading provider of cloud-native video management and licensing services. This acquisition will expand our offerings to customers in the media and entertainment market, providing them with the ability to expand revenue opportunities from their existing media assets. The consideration for the acquisition is $15.0 million, of which 50% will be paid in cash and 50% will be paid in shares of our common stock. The transaction is expected to close in August 2018, subject to customary closing conditions.

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

Results of Operations

The following table sets forth items from our condensed consolidated statement of operations and comprehensive loss for the three and six months ended June 30, 2018 and 2017, presented as a percentage of revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net revenues	100%	100%	100%	100%
Cost of revenues	20	8	16	7

Gross profit	80	92	84	93

Operating expenses:
Sales and marketing	123	84	127	84
Research and development	124	71	113	85
General and administrative	180	130	167	125

Total operating expenses	427	285	407	294

Loss from operations	(347)	(193)	(323)	(201)
Other income (expense), net	3	(336)	4	(180)

Loss before provision for income taxes	(344)	(529)	(319)	(381)
Provision for income taxes	—	—	—	—

Net loss	(344)	(529)	(319)	(381)
Accretion of redeemable convertible preferred stock	—	(83)	—	(62)

Net loss attributable to common stockholders	(344)%	(612)%	(319)%	(443)%

Three Months Ended June 30, 2018 Compared with the Three Months Ended June 30, 2017

Net Revenues

	Three Months Ended
(dollars in thousands)	June 30,
	2018	2017	$ Change	% Change
Media Agency revenues, net	$3,308	$3,739	$(431)	(11.5)%
AI Platform revenues	860	348	512	147.1%

Net revenues	$4,168	$4,087	$81	2.0%

The year-over-year decrease in net revenues from our Media Agency Business was due primarily to a large initial campaign for a significant new client in the first half of 2017 which did not recur in the current year period. The year-over-year increase in net revenues from our AI Platform Business was due primarily to increased revenues in the media and entertainment market, resulting from a 270.0% increase in the number of accounts on our AI platform, which totaled 625 at the end of the second quarter of 2018 compared with 169 at the end of the second quarter of 2017. The increase in accounts on our platform was driven primarily by increases in the usage of the platform by existing media and entertainment customers. In the second quarter of 2018, we processed 2,729,000 hours of video and audio content, compared with 438,000 hours in the same quarter of 2017, an increase of 523.1%.

Cost of Revenues; Gross Profit and Gross Margin

	Three Months Ended
(dollars in thousands)	June 30,
	2018	2017	$ Change	% Change
Cost of net revenue	$820	$336	$484	144.0%
Gross profit	3,348	3,751	(403)	-10.7%
Gross margin	80%	92%

The increase in cost of revenues, and the decrease in gross profit, in the second quarter of 2018 compared with the prior year period were attributable primarily to the increase in computing costs, due to the higher volume of data processed and the increased allocation of platform costs to cost of revenues as the usage by customers increased. Gross margin decreased year-over-year due to the higher net revenues in our AI Platform Business. The gross margin of our AI Platform Business is less than that of our Media Agency Business due to the difference in business models, so as our net revenues in our AI Platform Business become a higher proportion of our total net revenues, we expect that our gross margin will decline.

Operating Expenses

	Three Months Ended
(dollars in thousands)	June 30,
	2018	2017	$ Change	% Change
Sales and marketing	$5,142	$3,414	1,728	50.6%
Research and development	5,146	2,883	2,263	78.5%
General and administrative	7,513	5,302	2,211	41.7%

Total operating expenses	$17,801	$11,599	6,202	53.5%

Percentage of net revenues:
Sales and marketing	123.4%	83.5%
Research and development	123.5%	70.5%
General and administrative	180.3%	129.7%

Sales and Marketing. The increase in sales and marketing expenses in the second quarter of 2018 compared with the prior year period was due primarily to increased compensation and benefit costs as we increased our average month-end headcount by 99% in order to add resources to develop sales opportunities through direct and indirect sales channels.

Research and Development. The increase in research and development expense in the second quarter of 2018 compared with the prior year period was due primarily to increased compensation and benefits costs of $1.7 million as we increased our average month-end headcount by 59%, primarily in software engineering, data science and product management, in order to expand the capabilities of our AI platform. In the current year period, we also incurred an additional $0.5 million of consulting expense for resources to assist with software enhancements, and we recorded $0.3 million of amortization expense related to the software technology we acquired in December 2017 to extend the capability of our Conductor technology. These increases were offset in part by lower platform and cognitive engine costs as a larger portion of our overall costs in these categories were allocated to customer usage and therefore recorded in cost of revenues.

General and Administrative. The increase in general and administrative expenses in the second quarter of 2018 was due primarily to increased compensation and benefits costs of $1.2 million, including $0.6 million for stock-based compensation that was attributable primarily to a broad-based grant of equity awards at the time of our IPO in May 2017. We recorded a full quarter of expense related to such awards in the current year period, compared with expense for approximately half of the second quarter of 2017. In addition, we increased our overall expense in this category due to a higher level of corporate development activities.

Other Income (Expense), Net

Other income, net in the second quarter of 2018 was comprised primarily of $0.2 million in interest income on investments in money market funds and marketable securities. In the second quarter of 2017, other expense, net was comprised primarily of debt conversion costs of $16.0 million in connection with our IPO and amortization of debt discounts, debt issuance costs and interest expense totaling $1.9 million related to the Acacia Note and the Bridge Loan, offset in part by a gain of $4.0 million resulting from the change in fair value of the Primary Warrant liability.

Six Months Ended June 30, 2018 Compared with the Six Months Ended June 30, 2017

Net Revenues

	Six Months Ended
(dollars in thousands)	June 30,
	2018	2017	$ Change	% Change
Media Agency revenues, net	$6,429	$6,638	$(209)	(3.1)%
AI Platform revenues	2,127	557	1,570	281.9%

Net revenues	$8,556	$7,195	$1,361	18.9%

The year-over-year decrease in net revenues from our Media Agency Business was due primarily to a large initial campaign for a significant new client in the first six months of 2017 with revenues totaling $1.2 million which did not recur in the current year period. The decrease was offset in large part by revenue generated from new clients in the first six months of 2018. The year-over-year increase in net revenues from our AI Platform Business was due primarily to higher revenues generated from the media and entertainment market resulting from a 270.0% increase in the number of accounts on our platform, as well as to higher revenues from customers in the legal market in the first quarter of 2018. For the first six months of 2018, the increase in accounts on our AI Platform was driven by a combination of existing customers increasing their usage of the platform and the addition of new customers on the platform. The number of customers using our platform increased 126% to 86 at the end of the second quarter 2018, compared with 38 at the end of the second quarter of 2017. In the six months ended June 30, 2018, we processed 5,534,000 hours of video and audio content, compared with 805,000 hours in the six months ended June 30, 2017, an increase of 587.5%.

Cost of Revenues; Gross Profit and Gross Margin

	Six Months Ended
(dollars in thousands)	June 30,
	2018	2017	$ Change	% Change
Cost of net revenue	$1,384	$532	$852	160.2%
Gross profit	7,172	6,663	509	7.6%
Gross margin	84%	93%

The increase in cost of revenues in the first six months of 2018 compared with the prior year period was attributable primarily to the increase in computing costs due to the higher volume of data processed and the increased allocation of platform costs to cost of revenues as the usage by customers increased. Gross profit increased year-over-year due primarily to the operating leverage provided by increased revenues in the legal and media and entertainment markets. Gross margin decreased year-over-year due to the higher net revenues in our AI Platform Business, which generally has a lower gross margin as discussed above.

Operating Expenses

	Six Months Ended
(dollars in thousands)	June 30,
	2018	2017	$ Change	% Change
Sales and marketing	$10,890	$6,013	$4,877	81.1%
Research and development	9,674	6,147	3,527	57.4%
General and administrative	14,291	8,982	5,309	59.1%

	$34,855	$21,142	$13,713

Percentage of net revenues:
Sales and marketing	127.3%	83.6%
Research and development	113.1%	85.4%
General and administrative	167.0%	124.8%

Sales and Marketing. The increase in sales and marketing expenses in the first six months of 2018 compared with the prior year period was due primarily to increased compensation and benefit costs as we increased our average month-end headcount by 106% in order to add resources to develop sales opportunities through direct and indirect sales channels.

Research and Development. The increase in research and development expense in the first six months of 2018 compared with the prior year period was due primarily to increased compensation and benefit costs of $2.8 million as we increased our average monthly headcount by 49% in software engineering, data science and product management in order to expand the capabilities of our AI platform. In the current year period, we also incurred an additional $0.6 million in consulting expense for resources to assist with software enhancements, and we recorded $0.5 million of amortization expense related to the software technology we acquired in December 2017 to extend the capability of our Conductor technology. These increases were offset in part by lower platform and cognitive engine costs as a larger portion of our overall costs in these categories were allocated to customer usage and therefore recorded in cost of revenues.

General and Administrative. The increase in general and administrative expenses in the first six months of 2018 compared with the prior year period was due primarily to increased compensation and benefits costs of $3.9 million, including $2.4 million for stock-based compensation. We recorded expense associated with the broad-based grant of equity awards made at the time of our IPO in May 2017 for the full six months of 2018 compared with expense for approximately half of the second quarter of 2017. In addition, our corporate development activities incurred costs of approximately $1.4 million in the first six months of 2018.

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

Other Income (Expense), Net

Other income, net in the first six months of 2018 was comprised primarily of $0.3 million in interest income on investments in money market funds and marketable securities. In the prior year period, other expense, net was comprised primarily of debt conversion costs of $16.0 million and amortization of debt discounts, debt issuance costs and interest expense totaling $4.2 million related to the Acacia Note and the Bridge Loan, offset in part by a gain of $7.1 million resulting from the change in fair value of the Primary Warrant liability.

Seasonality

We have historically experienced occasional seasonality in our Media Agency Business, which is due primarily to the seasonal nature of some of our customers’ advertising activities. As such, our revenue levels in our Media Agency Business are impacted by the timing of particular advertising campaigns of our major customers, which can and do vary from periodto period.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents and marketable securities, which totaled

$78.2 million as of June 30, 2018, compared with total cash and cash equivalents and marketable securities of $69.1 million as of December 31, 2017. The increase in the combined balance of our cash and cash equivalents and marketable securities in the six months ended June 30, 2018 was due primarily to our common stock offering completed in June 2018.

Cash Flows

A summary of cash flows from our operating, investing and financing activities is shown in the table below.

	Six Months Ended
(in thousands)	June 30,
	2018	2017
Cash used in operating activities	$(21,341)	$(16,477)
Cash provided by (used in) investing activities	11,031	(30)
Cash provided by financing activities	33,457	70,341

Net increase in cash and cash equivalents	$23,147	$53,834

Operating Activities

Our operating activities used cash of $21.3 million in the six months ended June 30, 2018, compared with $16.5 million in the six months ended June 30, 2017. Net cash used in operating activities consisted primarily of our net loss of $27.4 million, adjusted by $6.2 million in non-cash operating expenses, including $5.1 million in stock-based compensation expense. The cash used in operating activities reflects our business strategy, namely adding internal resources in software engineering and data science to expand the capabilities of our aiWARE platform and in sales and marketing to develop future revenues from our platform. We gauge the amount of cash utilized in these efforts using the EBITDAS metric presented below under the heading “Non-GAAP Financial Measure.” Our use of cash as measured by EBITDAS increased to $21.2 million in the six months ended June 30, 2018 from $12.4 million in the six months ended June 30, 2017, as we added more internal resources following our IPO in May 2017.

Our operating activities used cash of $16.5 million in the six months ended June 30, 2017. Net cash used in operating activities consisted primarily of our net loss of $27.4 million and $3.7 million in changes in operating assets and liabilities, adjusted by $14.6 million in non-cash operating expenses. Non-cash operating expense items included in our net loss for the six months ended June 30, 2017 consisted primarily of the write-off of debt discounts and issuance costs of $10.1 million in connection with our IPO, costs of warrants issued at the time of our IPO of $5.8 million, amortization of debt discounts and issuance costs of $3.7 million and stock-based compensation expense of $1.9 million, offset in part by the change in fair value of the Primary Warrant of $7.1 million. We also used a portion of the proceeds of our IPO to reduce our accounts payable in order to enhance our relationships with vendors.

Investing Activities

Our investing activities provided cash of $11.0 million in the six months ended June 30, 2018. Net cash provided by investing activities consisted primarily of proceeds from sales of marketable securities of $14.0 million, which were used to fund a portion of the cash used in our operating activities. The cash provided by the sale of marketable securities also funded capital expenditures of $2.9 million for the build-out and furnishing of our leased headquarters.

Financing Activities

Our financing activities provided cash of $33.5 million in the six months ended June 30, 2018. Net cash provided by financing activities consisted primarily of $32.9 million in net proceeds received from our common stock offering in June 2018 and $0.9 million from the exercise of stock options and purchases of shares under our Employee Stock Purchase Plan.

Our financing activities provided cash of $70.3 million in the six months ended June 30, 2017 which consisted primarily of the $33.2 million in net proceeds received from our IPO, the $29.3 million in proceeds received from the exercise of the Primary Warrant by Acacia, and $8.0 million in borrowings under the Bridge Loan.

Capital Resources

In June 2018, we entered into an Equity Distribution Agreement with JMP Securities LLC, as sales agent (“JMP Securities”), pursuant to which we may offer and sell, from time to time, through JMP Securities, shares of our common stock having an aggregate offering price of up to $50.0 million. Subject to the terms and conditions of the Equity Distribution Agreement and satisfaction of certain conditions, JMP Securities will use commercially reasonable efforts, consistent with its normal trading and sales practices, applicable state and federal law, rules and regulations, and the rules of The Nasdaq Global Market, to sell shares of our common stock from time to time based upon our instructions, including any price, time or size limits that we specify, in any method deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act. We will pay JMP Securities a commission of 3.0% of the aggregate gross proceeds from each sale of shares.

We are not obligated to sell any shares under the Equity Distribution Agreement. The Equity Distribution Agreement may be terminated by JMP Securities or us at any time upon notice to the other party, or by JMP Securities at any time in certain circumstances, including the occurrence of a material adverse change in our business or financial condition that makes it impractical or inadvisable to market our shares or to enforce contracts for the sale of the shares.

As of June 30, 2018, we had no outstanding debt obligations.

In August 2018, we entered into definitive agreements to acquire Performance Bridge Media and Wazee Digital, Inc., as discussed under the heading “Subsequent Events” above. We expect to use a total of approximately $8.7 million in cash (subject to closing adjustments) in the third quarter of 2018 to fund these acquisitions, and up to an additional $1.0 million in cash in the first quarter of 2019 to fund the contingent earnout under the Performance Bridge Media acquisition, if and to the extent achieved.

We have generated significant losses since inception and expect to continue to generate losses for the foreseeable future. However, we believe that our current cash and cash equivalents and marketable securities balances will be sufficient to fund the pending acquisitions discussed above and our operations in the ordinary course of business for at least the next twelve months. We have no present agreements or commitments with respect to any material acquisitions of other businesses or technologies or any other material capital expenditures. We will continue to evaluate potential acquisitions of and/or investments in companies or technologies that complement our business and may make such acquisitions and/or investments in the future. Accordingly, we may need to obtain additional sources of capital in the future to finance any such acquisitions and/or investments. We may not be able to obtain such financing on commercially reasonable terms, if at all. If we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing.

We currently have no available lines of credit for future borrowings.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

Non-GAAP Financial Measure

We have presented an EBITDAS measure in the discussion of our cash flows above. The items excluded from EBITDAS are detailed in the reconciliation below. EBITDAS is not a financial measure calculated and presented in accordance with U.S. generally accepted accounting principles (“GAAP”) and should not be considered as an alternative to net income (loss), operating income (loss) or any other financial measures so calculated and presented, nor as an alternative to cash flow from operating activities as a measure of liquidity. Other companies (including our competitors) may define EBITDAS differently. We have presented EBITDAS because management believes it to be an important supplemental measure of performance that is commonly used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. Management also uses this information internally for forecasting and budgeting. This non-GAAP measure may not be indicative of our historical operating results or predictive of our potential future results. Investors should not consider EBITDAS in isolation or as a substitute for analysis of our results as reported in accordance with GAAP.

	Three Months Ended		Six Months Ended
(in thousands)	June 30,		June 30,
	2018	2017	2018	2017
Reconciliation of Net Loss to EBITDAS:
Net loss	$(14,330)	$(21,595)	$(27,379)	$(27,442)
Provision for income taxes	10	1	12	3
Depreciation and amortization	473	60	828	119
Amortization of debt discounts and issuance costs	—	1,686	—	3,740
Cost of warrants issued	207	5,790	207	5,790
Write-off of debt discounts and debt issuance costs at IPO	—	10,132	—	10,132
Change in fair value of warrant liability	15	(3,996)	15	(7,114)
Interest expense	—	196	—	496
Stock-based compensation expense	2,651	1,778	5,125	1,903

EBITDAS	$(10,974)	$(5,948)	$(21,192)	$(12,373)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by Item 305 ofRegulation S-K.

Item 4.	Controls and Procedures

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

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2017 contains a discussion of the most significant risks associated with our business. There have been no material changes to the risks described in our Annual Report onForm 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

On April 6, 2018, we issued to a financial advisory firm a five-year warrant to purchase up to 20,000 shares of common stock in consideration for certain financial advisory services. The warrant was fully vested and exercisable upon issuance and has an exercise price of $11.73 per share.

On April 23, 2018, we issued 7,412 shares of common stock to an accredited investor in consideration for services previously rendered to our company.

No underwriters were involved in the foregoing issuances of securities. The securities were issued to accredited investors in reliance upon the exemption from the registration requirements of the Securities Act, as set forth in Section 4(a)(2) under the Securities Act, relative to transactions by an issuer not involving any public offering, to the extent an exemption from such registration was required.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description of Exhibit

10.1+	2018 Performance-Based Stock Incentive Plan (incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on June 1, 2018).

10.2+	CEO Award Agreement between Chad Steelberg and the Registrant evidencing the Performance Option granted to Chad Steelberg on May 6, 2018 and approved by the Registrant’s stockholders on June 29, 2018 (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 5, 2018).

10.3+	President Award Agreement between Ryan Steelberg and the Registrant evidencing the Performance Option granted to Ryan Steelberg on May 6, 2018 and approved by the Registrant’s stockholders on June 29, 2018 (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 5, 2018).

10.4+	Form of Award Agreement to be used under the 2018 Performance-Based Stock Incentive Plan (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 5, 2018).

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1*	Certifications pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates a management contract or compensatory plan or arrangement.
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

Veritone, Inc.

August 13, 2018	By	/s/ Chad Steelberg
Chad Steelberg
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

August 13, 2018	By	/s/ Peter F. Collins
Peter F. Collins
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)