Form 10-Q
period 2018-09-30
Veritone, Inc.
filed 2018-11-13
CIK 1615165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of the Exchange Act.    Yes  ☐    No  ☒

As of October 31, 2018, 19,328,278 shares of the registrant’s common stock were outstanding.

VERITONE, INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2018

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

The forward-looking statements included herein represent our management’s current expectations and assumptions based on information available as of the date of this Quarterly Report on Form 10-Q. These statements involve numerous known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that could cause our actual results to differ materially from our forward-looking statements include, but are not limited to, those discussed in more detail in Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of Part I and in Item 1A (Risk Factors) of Part II of this Quarterly Report on Form 10-Q, and in Item 1 (Business) and Item 1A (Risk Factors) of Part I of our Annual Report on Form 10-K for the year ended December 31, 2017. Readers should carefully review these risks, as well as the additional risks described in other documents we file from time to time with the Securities and Exchange Commission. In light of the significant risks and uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that such results will be achieved, and readers are cautioned not to place undue reliance on such forward-looking information, which speak only as of the date of this Quarterly Report on Form 10-Q.

Moreover, we operate in an evolving environment. New risks and uncertainties emerge from time to time and it is not possible for our management to predict all risks and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual future results to be materially different from those expressed or implied by any forward-looking statements.

Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. We qualify all of our forward-looking statements by these cautionary statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VERITONE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share and share data)

(Unaudited)

	As of
	September 30,	December 31,
	2018	2017
ASSETS
Cash and cash equivalents	$46,127	$29,545
Marketable securities	18,558	39,598
Accounts receivable, net of allowance for doubtful accounts of $32 and $38, respectively	21,678	7,691
Expenditures billable to clients	8,283	4,163
Prepaid expenses and other current assets	3,656	2,808
Total current assets	98,302	83,805
Property, equipment and improvements, net	4,107	680
Intangible assets, net	2,973	3,154
Goodwill	27,608	139
Other assets	1,076	780
Total assets	$134,066	$88,558
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$21,606	$13,338
Accrued media payments	14,125	5,999
Client advances	12,818	3,477
Other accrued liabilities	10,241	4,442
Total current liabilities	58,790	27,256
Other liabilities	1,049	—
Total liabilities	59,839	27,256
Commitments and contingencies (Note 9)
Stockholders' equity
Common stock, par value $0.001 per share; 75,000,000 shares authorized; 19,328,259 and 16,158,883 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	19	16
Additional paid-in capital	226,891	170,728
Accumulated deficit	(152,626)	(109,307)
Accumulated other comprehensive loss	(57)	(135)
Total stockholders' equity	74,227	61,302
Total liabilities and stockholders' equity	$134,066	$88,558

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(in thousands, except per share and share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net revenues	$7,545	$3,719	$16,101	$10,914
Cost of revenues	1,570	292	2,953	824
Gross profit	5,975	3,427	13,148	10,090
Operating expenses:
Sales and marketing	4,586	3,676	15,476	9,689
Research and development	5,218	3,466	14,892	9,613
General and administrative	12,436	15,740	26,727	24,722
Total operating expenses	22,240	22,882	57,095	44,024
Loss from operations	(16,265)	(19,455)	(43,947)	(33,934)
Total other income (loss), net	329	88	645	(12,872)
Loss before provision for income taxes	(15,936)	(19,367)	(43,302)	(46,806)
Provision for income taxes	5	2	17	5
Net loss	(15,941)	(19,369)	(43,319)	(46,811)
Accretion of redeemable convertible preferred stock	—	—	—	(4,470)
Net loss attributable to common stockholders	$(15,941)	$(19,369)	$(43,319)	$(51,281)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.86)	$(1.31)	$(2.55)	$(5.94)
Weighted average shares outstanding attributable to common stockholders:
Basic and diluted	18,611,829	14,783,366	17,007,850	8,640,178
Comprehensive loss:
Net loss	(15,941)	(19,369)	(43,319)	(46,811)
Unrealized gain (loss) on marketable securities, net of income taxes	56	(62)	54	(62)
Foreign currency translation adjustments, net of income taxes	4	—	24	—
Total comprehensive loss	$(15,881)	$(19,431)	$(43,241)	$(46,873)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITONE, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance as of December 31, 2017	16,158,883	$16	$170,728	$(109,307)	$(135)	$61,302
Common stock offerings, net	1,955,000	2	32,780	—	—	32,782
Common stock issued under employee stock plans, net	272,828	—	1,566	—	—	1,566
Common stock issued for acquisitions	941,548	1	11,854	—	—	11,855
Stock-based compensation expense	—	—	9,963	—	—	9,963
Net loss	—	—	—	(43,319)	—	(43,319)
Unrealized gain on marketable securities	—	—	—	—	54	54
Foreign currency translation adjustments	—	—	—	—	24	24
Balance as of September 30, 2018	19,328,259	$19	$226,891	$(152,626)	$(57)	$74,227

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(43,319)	$(46,811)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,383	176
Amortization of debt discounts and issuance costs	—	3,740
Costs of warrants issued	207	5,790
Write-off of debt discounts and debt issuance costs at IPO	—	10,132
Change in fair value of warrant liability	(93)	(7,114)
Provision for doubtful accounts	25	69
Stock-based compensation expense	9,963	13,611
Changes in assets and liabilities:
Accounts receivable	(8,327)	(5,315)
Expenditures billable to clients	(4,120)	(1,783)
Prepaid expenses and other current assets	(422)	(1,641)
Accounts payable	6,040	3,519
Accrued media payments	8,126	2,597
Client advances	5,004	2,009
Other accrued liabilities	(271)	651
Other liabilities	837	—
Net cash used in operating activities	(24,967)	(20,370)
Cash flows from investing activities:
Purchases of marketable securities	—	(39,850)
Proceeds from sales of marketable securities	21,000	—
Capital expenditures	(3,543)	(16)
Intangible assets acquired	(629)	(30)
Acquisition of businesses, net of cash acquired	(9,627)	—
Deposits for operating leases	—	(774)
Net cash provided by (used in) investing activities	7,201	(40,670)
Cash flows from financing activities:
Proceeds from common stock offerings, net	32,782	32,580
Proceeds from exercise of Primary Warrant	—	29,263
Proceeds received under the Bridge Loan Agreement	—	8,000
Proceeds from issuances of stock under employee stock plans	1,566	5
Debt issuance costs	—	(68)
Other	—	(56)
Net cash provided by financing activities	34,348	69,724
Net increase in cash and cash equivalents	16,582	8,684
Cash and cash equivalents, beginning of period	29,545	12,078
Cash and cash equivalents, end of period	$46,127	$20,762
Supplemental Disclosure of Cash Flow Information
Non-cash investing and financing activities:
Conversion of convertible notes payable, including accrued interest, to common stock	$—	$28,782
Conversion of redeemable convertible preferred stock to common stock	—	27,266
Shares issued for acquisition of businesses	11,855	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITONE, INC.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except share and per share data and percentages)

(Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS

Description of Business

Veritone, Inc., a Delaware corporation (“Veritone”) (together with its wholly owned subsidiaries, collectively, the “Company”), is a provider of artificial intelligence (“AI”) computing solutions. The Company has developed aiWARE TM, a proprietary AI operating system that unlocks the power of cognitive computing to transform audio, video and other unstructured data and analyze it in conjunction with structured data in a seamless, orchestrated and automated manner to generate actionable intelligence. The Company’s aiWARE platform integrates and orchestrates an open ecosystem of best-of-breed cognitive engines, together with a suite of powerful applications, to reveal valuable multivariate insights from vast amounts of structured and unstructured data. The platform stores the cognitive engine results in a time-correlated database, creating an online, searchable index of audio and video data that enables analysis and automated business solutions. Because of its open architecture, additional cognitive engines can be readily added to the platform, and new applications can be added by the Company or third parties to leverage the platform for a broad range of industries that capture or use audio or video data and other unstructured data, including, without limitation, media and entertainment, legal and compliance, government and other vertical markets.

In August 2018, the Company acquired Wazee Digital, Inc. (“Wazee Digital”), a provider of cloud-native digital content management and licensing services, as discussed in more detail in Note 3 below. The Wazee Digital offerings serve customers primarily in the media and entertainment market, as well as the government market, enabling these customers to monetize and enrich their content.

In addition, the Company operates a full-service advertising agency. The Company’s expertise in media buying, planning and creative development, coupled with its proprietary technology platform, enables the Company to analyze the effectiveness of advertising in a way that is simple, scalable and trackable. In August 2018, the Company acquired S Media Limited, doing business as Performance Bridge Media (“Performance Bridge”), a podcast agency, as discussed in more detail in Note 3 below. The Performance Bridge offerings have enhanced the Company’s media agency offerings of comprehensive podcast solutions.

NOTE 2. PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Preparation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial statements and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. Such unaudited condensed consolidated financial statements and accompanying notes are the representations of the Company’s management, who is responsible for their integrity and objectivity. The information included in this Form 10-Q should be read in conjunction with the information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 9, 2018. Interim results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results the Company will have for the full year ending December 31, 2018.

The accompanying condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which are normal and recurring, necessary to fairly state its financial position, results of operations and cash flows. All significant intercompany transactions have been eliminated in consolidation. The financial data and the other information disclosed in these notes to the condensed consolidated financial statements reflected in the three- and nine-month periods presented are unaudited. The December 31, 2017 balance sheet included herein was derived from the audited financial statements but does not include all disclosures or notes required by GAAP for complete financial statements.

Use of Accounting Estimates

The preparation of the accompanying condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the accompanying condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The principal estimates relate to revenue recognition, allowance for doubtful accounts, the valuation of stock awards and stock warrants, and the allocation of net assets acquired from business acquisitions as well as contingent consideration, where applicable. Actual results could differ from those estimates.

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2017, other than the Company’s adoption of Accounting Standards Update (“ASU”) No. 2016-09,

Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting which was issued by the Financial Accounting Standards Board (“FASB”) in March 2016, as discussed below.

Reclassifications

Certain reclassifications have been made to prior year amounts for consistency and to enhance comparability with the current year’s financial statements presentation. There was no impact on total assets, total stockholders’ equity, accumulated deficit, or net loss resulting from these reclassifications.

Recently Adopted Accounting Pronouncements

Beginning in the first quarter of 2018, the Company adopted ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The standard is intended to simplify several areas of accounting for stock-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and treatment of forfeitures. The Company has elected to recognize actual forfeitures as they occur and not estimate forfeitures in determining its stock-based compensation expense. The Company recorded the cumulative impact of this new accounting standard as a charge to its accumulated deficit as of January 1, 2018. The adoption of this update did not have a material impact on the Company’s condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount that the entity expects to be entitled to receive when products are transferred to customers. Subsequently, the FASB has issued the following standards related to ASU 2014-09: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (“ASU 2016-08”); ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”); and ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12” and, together with ASU 2016-08 and ASU 2016-10, collectively, the “new revenue standards”). The new revenue standards will be effective for the Company beginning in the first quarter of fiscal year 2019 and can be applied retrospectively to each prior period presented or prospectively with the cumulative effect recognized as of the date of adoption. The Company plans to apply the guidance prospectively with an adjustment to accumulated deficit for the cumulative effect of adoption. The Company is currently evaluating the impact of adopting the new revenue standards on its consolidated financial statements.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force), which provides guidance intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. This standard will be effective for the Company beginning in the first quarter of fiscal year 2019, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this new standard will have on its consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash which provides guidance on the presentation of restricted cash or restricted cash equivalents and is intended to reduce the diversity in practice of such presentations. This ASU requires amounts generally described as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts on the statement of cash flows. This standard will be effective for the Company beginning in the first quarter of fiscal year 2019, with early adoption permitted. The adoption of the amendments in this update is not expected to have a material impact on the Company's consolidated financial position and results of operations.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. An entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if the reporting unit had been acquired in a business combination. Instead, under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The FASB also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. The amendments in this update are effective for the Company beginning with fiscal year 2022, including interim periods, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of the amendments in this update is not expected to have a material impact on the Company's consolidated financial position and results of operations.

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which provides expanded guidance to simplify the accounting for stock-based compensation by aligning the treatment of stock-based awards for nonemployees with that of stock-based awards for employees. This standard will be effective for the Company beginning in the first quarter of fiscal year 2019, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this new standard will have on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, as part of its disclosure framework project intended to improve the effectiveness of disclosures in the notes to the financial statements by updating certain disclosure requirements related to fair value measurements. The standard will be effective for the Company beginning in the first quarter of fiscal year 2020, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this new standard will have on its consolidated financial statements.

NOTE 3. BUSINESS COMBINATIONS

Acquisition of Performance Bridge

On August 21, 2018, the Company acquired all of the outstanding capital stock of Performance Bridge by means of a merger of an indirect, wholly owned subsidiary of the Company with and into Performance Bridge, with Performance Bridge surviving the merger as an indirect, wholly owned subsidiary of the Company. The Company paid initial consideration of $5,158 and the Company may pay up to an additional $5,000 in contingent earnout amounts if Performance Bridge achieves certain revenue milestones in its 2018 fiscal year. The initial consideration was comprised of $1,220 paid in cash, which is subject to adjustment based on a final calculation of Performance Bridge’s net assets at closing and $3,938 paid by the issuance of a total of 349,072 shares of the Company’s common stock based on the Company’s closing stock price on August 21, 2018. A portion of the initial consideration, consisting of $120 in cash and 34,335 shares of common stock, was deposited into a third-party escrow account at closing and will be held in such account until August 21, 2020, to secure certain indemnification and other obligations of the former stockholder of Performance Bridge. The additional earnout consideration (if earned) will be comprised of 20% cash and 80% shares of the Company’s common stock.

The Company has incurred $46 in transaction and integration-related costs relating to this acquisition, which have been expensed as incurred and are included in general and administrative expenses in the accompanying statements of operations and comprehensive loss for the three and nine months ended September 30, 2018.

The acquisition of Performance Bridge has expanded the Company’s media agency offerings of comprehensive podcast solutions.

The following table summarizes the preliminary fair value of purchase price consideration to acquire Performance Bridge:

Estimated Purchase Price
Amount
Cash consideration at closing	$1,220
Equity consideration at closing	3,938
Contingent consideration	3,840
Estimated purchase price	$8,998

The following is a preliminary allocation of the purchase price as of the August 21, 2018 closing date under the acquisition method of accounting. The purchase price allocation is based upon a preliminary estimate of the fair value of the assets acquired and the liabilities assumed by the Company in the acquisition:

Description	Amount
Preliminary purchase price allocation:
Cash	$2,283
Accounts receivable	3,551
Prepaid and other current assets	23
Property and equipment	43
Accounts payable	(1,402)
Accrued expenses and other current liabilities	(4,337)
Accrued compensation	(42)
Identifiable net assets acquired	$119
Intangibles and goodwill	8,879
Total purchase price	$8,998

Acquisition of Wazee Digital, Inc.

On August 31, 2018, the Company acquired all of the outstanding capital stock of Wazee Digital by means of a merger of a wholly owned subsidiary of the Company with and into Wazee Digital, with Wazee Digital surviving the merger as a wholly owned subsidiary of the Company.  The Company paid an aggregate purchase price of $14,279, comprised of $7,423 paid in cash and $6,856 paid by the issuance of a total of 491,157 shares of the Company’s common stock based on the Company’s closing stock price on August 31, 2018. A portion of the consideration, consisting of $925 in cash and 60,576 shares of common stock, was deposited into a third-party escrow account at closing and will be held in such account until August 31, 2020 (subject to partial release after six months following the closing), to secure certain indemnification and other obligations of the former stockholders of Wazee Digital.

The Company has incurred $1,942 in transaction and integration-related costs relating to this acquisition, which have been expensed as incurred and are included in general and administrative expenses in the accompanying statements of operations and comprehensive loss for the three and nine months ended September 30, 2018.

The acquisition of Wazee Digital has expanded the Company’s offerings to include digital content management and licensing solutions.

The following table summarizes the fair value of purchase price consideration to acquire Wazee Digital:

Acquisition Consideration
Amount
Cash consideration at closing	$7,423
Equity consideration at closing	6,856
Total	$14,279

The following is a preliminary allocation of the purchase price as of the August 31, 2018 closing date under the acquisition method of accounting. The purchase price allocation is based upon a preliminary estimate of the fair value of the assets acquired and the liabilities assumed by the Company in the acquisition:

Description	Amount
Preliminary purchase price allocation:
Cash	$975
Accounts receivable	2,134
Prepaid and other current assets	452
Property and equipment	292
Acquired intangible assets	249
Accounts payable	(826)
Accrued expenses and other current liabilities	(3,354)
Accrued compensation	(1,194)
Other long-term liabilities	(1,312)
Identifiable net assets acquired	$(2,584)
Intangibles and goodwill	16,863
Total purchase price	$14,279

Acquisition of Machine Box, Inc.

On September 6, 2018, the Company acquired all of the outstanding capital stock of Machine Box, Inc. (“Machine Box”) by means of a merger of a wholly owned subsidiary of the Company with and into Machine Box, with Machine Box surviving the merger as a wholly owned subsidiary of the Company. The Company paid initial consideration of $1,473, and the Company may pay up to an additional $3,000 in contingent amounts if Machine Box achieves certain technical development and integration milestones within 12 months after the closing of the acquisition. The initial consideration was comprised of $412 paid in cash and $1,061 paid by issuance of a total of 128,300 shares of the Company’s common stock, based on the Company’s closing stock price on September 6, 2018, of which $80 in cash and 26,981 shares of common stock were held back from payment and issuance by the Company until September 6, 2020, to secure certain indemnification and other obligations of the former stockholders of Machine Box. The additional contingent payments (if earned) will be comprised of 20% cash and 80% shares of the Company’s common stock.

The preliminary fair value of the contingent amount totaled $2,880 and is treated as compensation expense for post-combination services in accordance with the guidance in Accounting Standards Codification (“ASC”) 805, Business Combinations, as payment of such amount is conditioned upon the continued employment of certain key employees of Machine Box in addition to the achievement of certain performance milestones by Machine Box. The preliminary fair value of the contingent amount was determined using a probability-weighted expected payment model. This expense is being recognized as research and development expense over three separate intervals tied to the specific performance milestones during the twelve months following the acquisition.

The Company has incurred $32 in transaction and integration-related costs relating to this acquisition, which have been expensed as incurred and are included in general and administrative expenses in the accompanying statements of operations and comprehensive loss for the three and nine months ended September 30, 2018.

Machine Box is a developer of state-of-the-art machine learning technologies, which will enhance the Company’s aiWARE platform capabilities.

The following table summarizes the preliminary fair value of purchase price consideration to acquire Machine Box:

Acquisition Consideration
Amount
Cash consideration at closing	$412
Equity consideration at closing	1,061
Total	$1,473

The following is a preliminary allocation of the purchase price as of the September 6, 2018 closing date under the acquisition method of accounting. The purchase price allocation is based upon a preliminary estimate of the fair value of the assets acquired and the liabilities assumed by the Company in the acquisition:

Description	Amount
Preliminary purchase price allocation:
Cash	$12
Accrued expenses	(400)
Identifiable net liabilities assumed	$(388)
Intangibles and goodwill	1,861
Total purchase price	$1,473

Assumptions in the Allocations of Purchase Price

Management prepared the purchase price allocations for the acquired businesses, and in doing so considered or relied in part upon a report of a third party valuation expert to calculate the fair value of certain acquired assets and liabilities of each acquired business, which would primarily included identifiable intangible assets and the contingent earn-out amounts. Determining the fair value of assets and liabilities requires management to make significant estimates and assumptions which are preliminary and subject to change upon finalization of the valuation analysis. The goodwill recognized is the excess of the purchase price over the fair value of net assets acquired. Certain liabilities and deferred taxes included in the purchase price allocations are based on management's best estimates of the amounts to be paid or settled and based on information available at the time the purchase price allocations were prepared. Updates to and/or completion of the valuations of certain assets acquired and liabilities assumed and the Company’s evaluation of certain income tax positions may result in changes to the recorded amounts of assets and liabilities, with corresponding adjustments to goodwill amounts in subsequent periods. Based on the preliminary purchase price allocations for the acquisitions of Performance Bridge, Wazee Digital and Machine Box, the Company has recorded goodwill of $8,879, $16,863 and $1,861, respectively. As of the date of this filing, management has not completed the detailed valuation studies necessary to determine the fair values of identifiable intangible assets acquired and residual goodwill. Accordingly, the total excess of the consideration transferred over the net assets acquired has been recorded as goodwill and is subject to further adjustment. The Company does not expect to deduct any of the acquired goodwill for tax purposes.

The Company expects to complete these valuations and evaluations and finalize the purchase price allocations within 12 months of the applicable acquisition date. The Company expects to continue to obtain information to assist in determining the fair values of the net assets acquired during the measurement period.

In connection with the businesses acquired, the Company has assumed general liabilities related to contractual obligations which are included in accrued expenses and other current liabilities in the purchase price allocations above.

Supplemental Pro Forma Information

The following table presents unaudited pro forma combined financial information for each of the periods presented, as if the acquisition of Wazee Digital had occurred at the beginning of fiscal year 2017:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net revenues - pro forma combined	$11,918	$8,546	$29,221	$25,394
Net loss - pro forma combined	(15,792)	(19,803)	(42,873)	(48,114)
Accretion of redeemable convertible preferred stock	—	—	—	(4,470)
Net loss attributable to common stockholders - pro forma combined	$(15,792)	$(19,803)	$(42,873)	$(52,584)

The pro forma combined financial information is presented for illustrative purposes only and is not necessarily indicative of the consolidated results of operations of the consolidated business had the acquisition of Wazee Digital actually occurred at the beginning of fiscal year 2017 or of the results of future operations of the consolidated business. The unaudited pro forma financial information does not reflect any operating efficiencies and cost savings that may be realized from the integration of the acquisition in the Company's unaudited consolidated statements of operations.

Acquisition-related costs of $2.0 million are included in the net loss attributable to common stockholders for the three and nine months ended September 30, 2018. As of the date of this filing, management has not completed the detailed valuation studies necessary to determine the fair values of intangible assets acquired. Accordingly, the Company did not adjust the pro forma combined financial information presented above for amortization of intangible assets acquired.

NOTE 4. NET LOSS PER SHARE

The following table presents the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Numerator
Net loss	$(15,941)	$(19,369)	$(43,319)	$(46,811)
Accretion of redeemable convertible preferred stock	—	—	—	(4,470)
Net loss attributable to common stockholders	$(15,941)	$(19,369)	$(43,319)	$(51,281)
Denominator
Weighted-average common shares outstanding	18,710,064	14,936,809	17,128,380	8,820,609
Less: Weighted-average shares subject to repurchase	(98,235)	(153,443)	(120,530)	(180,431)
Denominator for basic and diluted net loss per share attributable to common stockholders	18,611,829	14,783,366	17,007,850	8,640,178
Basic and diluted net loss per share attributable to common stockholders	$(0.86)	$(1.31)	$(2.55)	$(5.94)

Potentially dilutive securities that were not included in the calculation of diluted net loss per share attributable to common stockholders because their effect would be anti-dilutive were as follows (in common equivalent shares):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Common stock options and restricted stock units	11,290,470	4,432,611	7,654,557	2,636,548
Warrants to purchase common stock	1,297,151	1,524,579	1,211,025	987,200
	12,587,621	5,957,190	8,865,582	3,623,748

NOTE 5. SIGNIFICANT CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK

The Company’s ten largest customers by revenue accounted for approximately 44.3% and 44.1% of its net revenues in the three and nine months ended September 30, 2018, respectively. The Company’s ten largest customers by revenue accounted for approximately 69.5% and 66.0% of its net revenues in the three and nine months ended September 30, 2017, respectively.

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

NOTE 6. FINANCIAL INSTRUMENTS

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy is based on three levels of inputs, the first two of which are considered observable and the last unobservable, that may be used to measure fair value, as follows:

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

The Company classifies its financial instruments within Level 1 or Level 2 of the fair value hierarchy on the basis of valuations using quoted market prices or alternate pricing sources and models utilizing market observable inputs, respectively. The Company’s money market funds are valued based on quoted prices for the specific securities in an active market and are therefore classified as Level 1. The Company’s government securities, commercial paper and corporate debt securities are valued on the basis of valuations provided by third-party pricing services, as derived from such services’ pricing models. As of September 30, 2018, the Company has not made any adjustments to the prices obtained from its third-party pricing providers.

Cash and Cash Equivalents and Marketable Securities

The Company’s money market funds and marketable securities are categorized as Level 1 and 2, respectively, within the fair value hierarchy. The following table shows the cost, gross unrealized losses and fair value, with a breakdown by significant investment category, of the Company’s cash and cash equivalents and marketable securities as of September 30, 2018:

		Gross		Cash and
		Unrealized	Fair	Cash	Marketable
	Cost	Losses	Value	Equivalents	Securities
Cash	$16,669	$—	$16,669	$16,669	$—
Level 1:
Money market funds	29,458	—	29,458	29,458	—
Level 2:
U.S. government securities	3,501	(7)	3,494	—	3,494
Corporate debt securities	15,137	(73)	15,064	—	15,064
Subtotal	18,638	(80)	18,558	—	18,558
Total	$64,765	$(80)	$64,685	$46,127	$18,558

As of December 31, 2017, the Company’s cash and cash equivalents and marketable securities balances were as follows:

		Gross		Cash and
		Unrealized	Fair	Cash	Marketable
	Cost	Losses	Value	Equivalents	Securities
Cash	$8,925	$—	$8,925	$8,925	$—
Level 1:
Money market funds	20,620	—	20,620	20,620	—
Level 2:
U.S. government securities	4,505	(17)	4,488	—	4,488
Commercial paper	4,959	(5)	4,954	—	4,954
Corporate debt securities	30,268	(112)	30,156	—	30,156
Subtotal	39,732	(134)	39,598	—	39,598
Total	$69,277	$(134)	$69,143	$29,545	$39,598

The following tables show information about the Company’s marketable securities that have been in a continuous unrealized loss position for less than 12 months and for 12 months or greater as of September 30, 2018 and December 31, 2017:

	September 30, 2018
	Continuous Unrealized Losses
	Less than	12 Months
	12 Months	or Greater	Total
Fair value of marketable securities	$1,987	$15,571	$17,558
Unrealized losses	$(10)	$(71)	$(81)

	December 31, 2017
	Continuous Unrealized Losses
	Less than	12 Months
	12 Months	or Greater	Total
Fair value of marketable securities	$39,576	$—	$39,576
Unrealized losses	$(134)	$—	$(134)

The Company may sell certain of its marketable securities prior to their stated maturities for strategic reasons including, but not limited to, anticipation of credit deterioration and duration management. All of the Company’s marketable securities were due within one year of September 30, 2018.

The Company typically invests in highly rated securities and generally limits the amount of credit exposure to any one issuer. The Company generally requires securities to be investment grade and its primary objective is minimizing the potential risk of principal loss. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates and the Company’s intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of the investment’s cost basis. As of September 30, 2018, the Company considered the declines in market value of its marketable securities to be temporary in nature and does not consider any of its investments to be other-than-temporarily impaired.

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

In 2016, in connection with the Investment Agreement between the Company and Acacia Research Corporation (“Acacia”) and the convertible secured promissory note issued by the Company to Acacia (the “Acacia Note”), the Company issued three four-year warrants, each to purchase 51,437 shares of the Company’s common stock (the “Acacia Note Warrants”) and a five-year warrant (the “Primary Warrant”). In March 2017, each of the Primary Warrant and the Acacia Note Warrants was amended to provide that the exercise price thereof is equal to the lower of $13.6088 or the Company’s initial public offering (“IPO”) price per share (which was $15.00).

In May 2017, upon the exercise of the Primary Warrant, the Company issued to Acacia a five-year warrant to purchase 809,400 shares of the Company’s common stock (the “10% Warrant”) at an exercise price of $13.6088. At issuance date, the fair value of the 10% Warrant under Level 3 measurement was $5,790.

The following table summarizes quantitative information with respect to the significant unobservable inputs that were used to value the Company’s 10% Warrant:

May 17, 2017
Volatility	70%
Risk-free rate	1.44%
Discount for lack of marketability	0%

In April 2018, in connection with the advisory agreement between the Company and a financial advisory firm, the Company issued such firm a five-year warrant to purchase up to 20,000 shares of the Company’s common stock (“April 2018 Warrant”). The April 2018 Warrant was fully vested and exercisable upon issuance and has an exercise price of $11.73 per share.

The following table summarizes quantitative information with respect to the significant unobservable inputs that were used to value the April 2018 Warrant:

April 6, 2018
Volatility	70%
Risk-free rate	2.58%
Term	5 years

The following table represents a roll-forward of the fair value of the April 2018 Warrant, which was recorded within other accrued liabilities in the accompanying condensed consolidated balance sheet during the nine months ended September 30, 2018:

Balance, December 31, 2017	$—
Issuance of warrant	207
Change in fair value	(93)
Balance, September 30, 2018	$114

As of September 30, 2018, the total fair value of the April 2018 Warrant decreased by $93 to $114. The expense relating to the April 2018 Warrant has been recorded to general and administrative expense in the Company’s consolidated statement of operations and the adjustment to its fair value was recorded to comprehensive loss for the three and nine months ended September 30, 2018.

There were no transfers between Level 1, Level 2 or Level 3 financial instruments in the nine months ended September 30, 2018.

NOTE 7. GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

Goodwill arises from the acquisition method of accounting for business combinations and represents the excess of the purchase price over the fair value of the net assets and other identifiable intangible assets acquired. The fair values of net tangible assets and intangible assets acquired are based upon preliminary valuations and the Company's estimates and assumptions are subject to change within the measurement period (potentially up to one year from the acquisition date). The initial fair value measurement of identifiable intangible assets acquired in 2018 has not been completed as of the date of this filing and all of the excess of purchase price over the fair value of net assets acquired has been recorded as goodwill.

The following table presents the changes in the carrying amount of goodwill:

Carrying Amount
Balance as of December 31, 2017	$139
Acquisitions	27,603
Adjustments	(134)
Balance as of September 30, 2018	$27,608

Intangible Assets

Intangible assets, net consisted of the following:

	As of
	September 30,	December 31,
	2018	2017
Acquired software and technology	$4,208	$3,004
Capitalized software	402	471
Other	279	30
	4,889	3,505
Less: accumulated amortization	(1,916)	(351)
Intangible assets, net	$2,973	$3,154

These definite-lived assets are being amortized over a period of three years. During the three and nine months ended September 30, 2018, the Company recorded amortization expense related to these definite-lived assets of $291 and $905, respectively. During the three and nine months ended September 30, 2017, the Company recorded amortization expense related to these definite-lived assets of $48 and $144, respectively.

The following table presents future amortization of the Company’s definite-lived intangible assets at September 30, 2018:

As of
September 30, 2018
2018 (3 months)	$317
2019	1,337
2020	1,194
2021	125
Total	$2,973

NOTE 8. CONSOLIDATED FINANCIAL STATEMENTS DETAILS

Consolidated Balance Sheets Details

Property, equipment and improvements, net consisted of the following:

	As of
	September 30,	December 31,
	2018	2017
Property and equipment	$1,921	$378
Leasehold improvements	2,798	27
Construction in progress	—	435
	4,719	840
Less: accumulated depreciation	(612)	(160)
Property, equipment and improvements, net	$4,107	$680

The construction in progress balance at December 31, 2017 consisted primarily of expenditures related to the build out of office space at the Company’s headquarters, which was completed in March 2018. Depreciation expense was $236 and $451 for the three and nine months ended September 30, 2018, respectively. Depreciation expense was $9 and $32 for the three and nine months ended September 30, 2017, respectively.

Other accrued liabilities were comprised of the following:

	As of
	September 30,	December 31,
	2018	2017
Accrued acquisition earnout	$3,909	$—
Accrued compensation and benefits	2,610	3,117
Royalties	2,036	—
Other	1,686	1,325
Total	$10,241	$4,442

Consolidated Statement of Operations and Comprehensive Loss Details

Net revenues for the periods presented were comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Media Agency	$4,730	$3,288	$11,159	$9,926
AI and Digital Content Solutions	1,406	431	3,533	988
Digital Media Services	1,409	—	1,409	—
Total net revenues	$7,545	$3,719	$16,101	$10,914

During the three and nine months ended September 30, 2018, the Company made $42,087 and $102,959, respectively, in gross media placements, of which $34,521 and $86,416, respectively, were billed directly to clients. Of the amounts billed directly to clients, $30,225 and $75,690 represented media-related costs netted against billings during the three and nine months ended September 30, 2018, respectively.

During the three and nine months ended September 30, 2017, the Company made $30,270 and $87,756, respectively, in gross media placements, of which $26,510 and $74,717, respectively, were billed directly to clients. Of the amounts billed directly to clients, $23,222 and $64,791 represented media-related costs netted against billings during the three and nine months ended September 30, 2017, respectively.

Other income (expense), net for the periods presented were comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Interest income (expense), net	$246	$36	$596	$(4,198)
Stock warrants issued	—	—	—	(5,790)
Write-off of deferred debt discounts and issuance costs	—	—	—	(10,132)
Gain on fair value change of warrant liability	108	—	93	7,114
Other	(25)	52	(44)	134
Other income (expense), net	$329	$88	$645	$(12,872)

Interest expense for the nine months ended September 30, 2017 included amortization of deferred debt discounts and issuance costs related to the Company’s convertible notes payable of $3,740.

NOTE 9. COMMITMENTS AND CONTINGENCIES

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

NOTE 10. STOCKHOLDERS’ EQUITY

Common Stock Issuances

In the third quarter of 2018, the Company issued a total of 941,548 shares of its common stock in connection with its acquisitions of Performance Bridge, Wazee Digital and Machine Box. See Note 3 above for additional information.

Common Stock Offerings

In June 2018, the Company completed an offering of its common stock. In connection with the offering, the Company sold an aggregate of 1,955,000 shares of common stock (which included the full exercise of the underwriters’ option to purchase additional shares) at $18.00 per share, for aggregate net proceeds of approximately $32,780 after deducting underwriting discounts and commissions and offering costs of approximately $2,300.

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

In May 2017, the Company completed its IPO of 2,500,000 shares of its common stock at a price to the public of $15.00 per share, pursuant to which the Company raised net proceeds of approximately $32,600, after deducting underwriting discounts and commissions and offering costs of approximately $4,900. Upon the completion of the IPO in May 2017, the outstanding $20,000 of principal and all accrued interest under the Acacia Note were converted into 1,523,746 shares of the Company’s common stock at a conversion price per share of $13.6088, and the Acacia Note Warrants became exercisable to purchase an aggregate of 154,311 shares of common stock at an exercise price per share of $13.6088. In addition, the Primary Warrant was automatically exercised in full at an exercise price per share of $13.6088, and the Company issued to Acacia 2,150,335 shares of common stock in exchange for cash proceeds of $29,263. The $8,000 of principal and all accrued interest outstanding under the Company’s $8,000 line of credit were automatically converted into an aggregate of 590,717 shares of common stock at a conversion price per share of $13.6088. In addition, all of the outstanding shares of Series A and Series B preferred stock were converted into an aggregate of 2,922,978 shares and 2,309,135 shares, respectively, of the Company’s common stock.

Common Stock Warrants

As of September 30, 2018 and December 31, 2017, the Company had outstanding warrants to purchase an aggregate of 1,297,151 and 1,524,573 shares of the Company’s common stock, respectively. In June 2018, a warrant to purchase 247,422 shares of the Company’s common stock, the vesting of which was conditioned upon achievement of certain performance goals under a sales agreement, was cancelled in connection with the termination of such agreement.

NOTE 11. STOCK PLANS

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

At September 30, 2018, the Company had stock-based awards outstanding under the following plans: the 2014 Stock Option/Stock Issuance Plan (the “2014 Plan”), the 2017 Stock Incentive Plan (the “2017 Plan”) and the 2018 Plan. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 for a summary of the 2014 Plan and 2017 Plan. There have been no material changes to the terms of the Company’s 2014 Plan and 2017 Plan during the nine months ended September 30, 2018.

Stock-Based Compensation

The Company’s stock-based compensation expense recognized for the periods presented was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Stock-based compensation expense by type of award:
Restricted stock units	$130	$178	$277	$629
Restricted stock awards	59	125	412	250
Performance-based stock options	1,846	—	1,900	—
Stock options	2,575	11,381	6,857	12,708
Employee stock purchase plan	228	24	517	24
Total	$4,838	$11,708	$9,963	$13,611

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Stock-based compensation expense by operating expense grouping:
Sales and marketing	$246	$100	$814	$276
Research and development	596	157	1,103	261
General and administrative	3,996	11,451	8,046	13,074
	$4,838	$11,708	$9,963	$13,611

Restricted Stock

The Company’s restricted stock activity for the nine months ended September 30, 2018 was as follows:

		Weighted
		Average Grant
	Shares	Date Fair Value
Unvested at December 31, 2017	147,456	$6.30
Forfeited	(1,975)	$7.50
Vested	(54,801)	$5.27
Unvested at September 30, 2018	90,680	$6.90

At September 30, 2018, total unrecognized compensation cost related to restricted stock was $533, which is expected to be recognized over a weighted average period of 1.7 years.

Restricted Stock Units

The Company’s restricted stock unit activity for the nine months ended September 30, 2018 was as follows:

		Weighted
		Average Grant
	Shares	Date Fair Value
Unvested at December 31, 2017	35,576	$14.76
Granted	56,366	$14.80
Forfeited	(8,918)	$16.82
Vested	(41,144)	$14.75
Unvested at September 30, 2018	41,880	$14.38

As of September 30, 2018, total unrecognized compensation cost related to restricted stock units was $435, which is expected to be recognized over a weighted average period of 0.8 years.

Performance-Based Stock Options

The activity related to performance-based stock options granted under the Company’s 2018 Plan for the nine months ended September 30, 2018 was as follows:

Weighted-Average
			Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at December 31, 2017	—	$—	—	$—
Granted	3,167,325	$21.25
Outstanding at September 30, 2018	3,167,325	$21.25	9.61 years	$—
Exercisable at September 30, 2018	—	$—	—	$—

The weighted average grant date fair value of performance-based stock options granted under the 2018 Plan during the nine months ended September 30, 2018 was $9.59 per share. No performance-based stock options vested during the nine months ended September 30, 2018. At September 30, 2018, total unrecognized compensation expense related to performance-based stock options was $28,434 and is expected to be recognized over a weighted average period of 4.1 years.

Stock Options

The activity related to stock options granted under the Company’s 2014 Plan and 2017 Plan for the nine months ended September 30, 2018 was as follows:

		Weighted-Average
			Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at December 31, 2017	4,802,594	$13.89	9.17 years	$44,974
Granted	895,591	$14.22
Exercised	(146,513)	$3.69
Forfeited	(425,767)	$16.88
Expired	(5,750)	$14.32
Outstanding at September 30, 2018	5,120,155	$13.99	8.67 years	$3,240
Exercisable at September 30, 2018	2,503,062	$13.26	8.33 years	$2,791

The aggregate intrinsic values in the table above represents the difference between the fair market value of the Company’s common stock and the average option exercise price of in-the-money options multiplied by the number of such options. The weighted average grant date fair value of stock options granted during the nine months ended September 30, 2018 and 2017 was $7.90 and $8.72 per share, respectively. The aggregate intrinsic value of the options exercised during the nine months ended September 30, 2018 and 2017 was $1,964 and $32, respectively. The total grant date fair value of stock options vested during the nine months ended September 30, 2018 and 2017 was $6,711 and $11,451, respectively. At September 30, 2018, total unrecognized compensation expense related to stock options was $20,831 and is expected to be recognized over a weighted average period of 2.5 years.

Employee Stock Purchase Plan

On July 31, 2018, a total of 44,842 shares of common stock were purchased under the Company’s Employee Stock Purchase Plan. As of September 30, 2018, accrued employee contributions for future purchases under the Employee Stock Purchase Plan totaled $200.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read together with the consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2017. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed under “Risk Factors,” set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017 and in Part II, Item 1A of this Quarterly Report on Form 10-Q. See “Special Note Regarding Forward-Looking Statements” above at page 1.

Overview

Veritone, Inc. (collectively with our subsidiaries, referred to as “Veritone,” “Company,” “we,” “our,” and “us”) is a provider of artificial intelligence (“AI”) solutions, including our proprietary AI operating system, aiWARE™. Through our recent acquisition of Wazee Digital, Inc. (“Wazee Digital”), we have expanded our offerings to include digital content management and licensing solutions. We also operate a full-service media advertising agency. Through our recent acquisition of S Media Limited, doing business as Performance Bridge Media (“Performance Bridge”), we have expanded our media agency offerings of comprehensive podcast solutions.

Our businesses and recent acquisitions are discussed in more detail below. In this discussion, we refer to our media advertising agency, including Performance Bridge’s offerings, as our “Media Agency,” our aiWARE platform and Wazee Digital’s digital content management offerings collectively as our “AI and Digital Content Solutions,” and Wazee Digital’s content licensing and live events services as our “Digital Media Services.”

Media Agency

Our Media Agency services include media planning and strategy, media buying and placement, campaign messaging, clearance verification and attribution and custom analytics. Since our inception, we have generated most of our revenues from our Media Agency. We typically enter into agency contracts with our Media Agency clients that do not have a fixed term, but generally can be cancelled by us or the client upon 30 to 90-days prior written notice without penalty.

Performance Bridge, which we acquired in August 2018, is a leading podcast agency. Performance Bridge helps achieve client goals utilizing a variety of tactics and channels, including influencer marketing, streaming audio/radio, social media, contextual and programmatic display, affiliate marketing, content marketing, digital out-of-home (“OOH”) advertising and paid search. With this combination, we are one of the largest entities to offer comprehensive podcast and radio solutions, helping clients efficiently acquire new business at scale while building their brands.

AI and Digital Content Solutions

Our proprietary aiWARE operating system unlocks the power of cognitive computing to transform audio, video and other unstructured data and analyze it in conjunction with structured data in a seamless, orchestrated and automated manner to generate actionable intelligence.  Our platform integrates and orchestrates an open ecosystem of best-of-breed cognitive engines, together with our suite of powerful applications, to reveal valuable multivariate insights from vast amounts of structured and unstructured data.

aiWARE incorporates proprietary technology to integrate and intelligently orchestrate a wide variety of cognitive engine capabilities to mimic human cognitive functions such as perception, reasoning, prediction and problem solving in order to quickly, efficiently and cost effectively transform unstructured data into structured data.  It stores the results in a time-correlated database, creating a rich, online, searchable index of the structured and unstructured data that users can use and analyze in near real-time through the platform’s suite of applications to drive business processes and insights.

Our aiWARE platform is based on an open architecture that enables new cognitive engines and applications to be added quickly and efficiently. We have enhanced the capabilities of the platform through our acquisition of Machine Box, Inc. (“Machine Box”), a developer of state-of-the-art machine learning technologies, which we completed in September 2018.  Machine Box’s technologies give organizations a suite of simple yet robust tools and models to create customized AI engines across multiple cognitive categories, including face and object recognition, text analytics, data classification and personalized recommendation, which can be deployed to enhance new or existing business solutions. When coupled with aiWARE, developers, systems integrators and end customers are able to produce bespoke, end-to-end AI-informed solutions for their specific use cases.

The open architecture of aiWARE provides a future proof, scalable and evolving solution that can be easily leveraged by users in a broad range of markets that capture or use unstructured and structured data, including, without limitation, media and entertainment, legal and compliance, government and other vertical markets.  While we are actively pursuing opportunities and gaining new customers for our aiWARE platform in all of these key markets, we have generated revenues from the platform primarily in the media and entertainment and legal and compliance markets to date.

Wazee Digital, which we acquired in August 2018, is a leading provider of cloud-native digital content management and licensing services that enable rights holders to monetize and enrich their content. Wazee Digital’s offerings include Core, an enterprise level, cloud-native digital asset management platform used by content owners to store, retrieve and manage video and still images, and Digital Media Hub, an intuitive web portal through which content owners can offer secure, cloud-native global access to their content to key stakeholders, including news media and corporate partners.

Digital Media Services

Wazee Digital offers digital content licensing services, through which it manages and licenses content on behalf of leading rights holders in the film, television, sports, and advertising industries. Content is licensed either through Wazee Digital’s own Commerce web portal or through customer-branded web portals. Wazee Digital also provides services for live events, such as major sporting events, that allow licensees to capture live television broadcast content and make it immediately available for global highlights, publishing and syndication.

We continue to integrate the cognitive functionality of our aiWARE platform with the Wazee Digital solutions and services, which we believe will allow us to uniquely provide our customers with the ability to drive expanded revenue opportunities from their video, still image and audio assets.

Acquisitions

Performance Bridge

On August 21, 2018, we acquired all of the outstanding capital stock of Performance Bridge by means of a merger of one of our indirect, wholly owned subsidiaries with and into Performance Bridge, with Performance Bridge surviving the merger as our indirect, wholly owned subsidiary. We paid initial consideration of $5,158 and may pay up to an additional $5,000 in contingent earnout amounts if Performance Bridge achieves certain revenue milestones in its 2018 fiscal year. The initial consideration was comprised of $1,220 paid in cash, which is subject to adjustment based on a final calculation of Performance Bridge’s net assets at closing and $3,938 paid by the issuance of a total of 349,072 shares of our common stock based on our closing stock price on August 21, 2018. A portion of the initial consideration, consisting of $120 in cash and 34,335 shares of common stock, was deposited into a third-party escrow account at closing and will be held in such account until August 21, 2020, to secure certain indemnification and other obligations of the former stockholder of Performance Bridge. The additional earnout consideration (if earned) will be comprised of 20% cash and 80% shares of our common stock.

We have incurred $46 in transaction and integration-related costs relating to this acquisition, which have been expensed as incurred and are included in general and administrative expenses in the accompanying statements of operations and comprehensive loss for the three and nine months ended September 30, 2018.

Wazee Digital

On August 31, 2018, we acquired all of the outstanding capital stock of Wazee Digital by means of a merger of one of our wholly owned subsidiaries with and into Wazee Digital, with Wazee Digital surviving the merger as our wholly owned subsidiary. We paid an aggregate purchase price of $14,279, comprised of $7,423 paid in cash and $6,856 paid by the issuance of a total of 491,157 shares of our common stock based on our closing stock price on August 31, 2018. A portion of the consideration, consisting of $925 in cash and 60,576 shares of common stock, was deposited into a third-party escrow account at closing and will be held in such account until August 31, 2020 (subject to partial release after six months following the closing), to secure certain indemnification and other obligations of the former stockholders of Wazee Digital.

We have incurred $1,942 in transaction and integration-related costs relating to this acquisition, which have been expensed as incurred and are included in general and administrative expenses in the accompanying statements of operations and comprehensive loss for the three and nine months ended September 30, 2018.

Machine Box

On September 6, 2018, we acquired all of the outstanding capital stock of Machine Box, Inc. (“Machine Box”) by means of a merger of one of our wholly owned subsidiaries with and into Machine Box, with Machine Box surviving the merger as our wholly owned subsidiary. We paid initial consideration of $1,473, and we may pay up to an additional $3,000 in contingent amounts if Machine Box achieves certain technical development and integration milestones within 12 months after the closing of the acquisition. The initial consideration was comprised of $412 paid in cash and $1,061 paid by issuance of a total of 128,300 shares of our common stock, of which $80 in cash and 26,981 shares of common stock were held back from payment and issuance by us until September 6, 2020, to secure certain indemnification and other obligations of the former stockholders of Machine Box. The additional contingent payments (if earned) will be comprised of 20% cash and 80% shares of our common stock.

The preliminary fair value of the contingent amount totaled $2,880 and is treated as compensation expense for post-combination services in accordance with the guidance in Accounting Standards Codification (“ASC”) 805, Business Combinations, as payment of such amount is conditioned upon the continued employment of certain key employees of Machine Box in addition to the achievement of certain performance milestones by Machine Box. The preliminary fair value of the contingent amount was determined using a probability-weighted expected payment model. This expense is being recognized as research and development expense over three separate intervals tied to the specific performance milestones during the twelve months following the acquisition.

We have incurred $32 in transaction and integration-related costs relating to this acquisition, which have been expensed as incurred and are included in general and administrative expenses in the accompanying statements of operations and comprehensive loss for the three and nine months ended September 30, 2018.

Key Performance Indicators

We track key performance indicators for each of our businesses. The key performance indicators discussed below exclude the results of our recent acquisitions due to the timing of the acquisitions. We are currently integrating these acquired businesses and evaluating the key performance indicators that we will track for the combined businesses in the future.

The key performance indicators for our Media Agency include: (i) number of new clients, (ii) total number of clients with active media campaigns, (iii) average media spend per active client, and (iv) net revenue. Tracking the number of new and active clients provides us with insight regarding our ability to grow the market share of our Media Agency by winning new clients, as well as regarding client churn. By tracking media spend by client, we can analyze spending trends as well as our ability to grow media spend with existing clients.

The following table sets forth the results for each of the key performance indicators for our Media Agency, excluding results related to Performance Bridge, for each of the last seven quarters ended September 30, 2018.

	Quarter Ended
	Mar 31,	June 30,	Sept 30,	Dec 31,	Mar 31,	June 30,	Sept 30,
	2017	2017	2017	2017	2018	2018	2018
Net new media clients added during quarter	8	16	9	14	14	14	10
Clients with active media campaigns during quarter	39	45	49	57	60	74	78
Average media spend per active client during quarter (in 000's)	$670	$695	$649	$464	$490	$425	$540
Net revenue during quarter (in 000's)	$2,899	$3,739	$3,288	$3,023	$3,121	$3,308	$4,296

Our Media Agency has experienced and may continue to experience volatility in net revenues due to a number of factors, including: (i) the timing of new large account wins; (ii) loss of clients who choose to replace our services by bringing their advertising placement in-house; (iii) clients who experience reductions in their advertising budgets due to issues with their own business; (iv) loss of clients who change providers from time to time based largely on pricing; and (v) the seasonality of the campaigns for certain large clients. Our Media Agency also relies on certain large key clients and has historically generated a significant portion of our net revenues from a few major clients. During the three and nine months ended September 30, 2018, our ten largest Media Agency clients by revenue collectively accounted for approximately 65% and 55% of our Media Agency net revenues, respectively. During the three and nine months ended September 30, 2017, our ten largest Media Agency clients by revenue collectively accounted for approximately 75% and 72% of our Media Agency net revenues, respectively. As we continue to grow and diversify our client base, we expect that our average media spend per active client may decline, while our dependency on a limited number of large clients will also be minimized.

The key performance indicators for our aiWARE platform include: (i) total number of accounts on the platform, (ii) total customers, (iii) number of active third-party cognitive engines on the platform, (iv) hours of data processed, (v) total contract value of new bookings, (vi) monthly recurring revenue under active agreements, and (vii) net revenue. As noted above, these key performance indicators exclude the results of our recent acquisitions, and we are currently evaluating the key performance indicators that we will track for our combined businesses in the future.

The following table sets forth the key performance indicators for our aiWARE platform for each of the last seven quarters ended September 30, 2018.

	Quarter Ended
	Mar 31,	June 30,	Sept 30,	Dec 31,	Mar 31,	June 30,	Sept 30,
	2017	2017	2017	2017	2018	2018	2018
Total accounts on platform at quarter end	57	169	170	467	591	625	634
Total customers at quarter end	25	38	37	57	70	86	93
Active third-party cognitive engines at quarter end	48	69	122	151	184	214	252
Hours of data processed during quarter	367,000	438,000	711,000	1,357,000	2,805,000	2,729,000	2,830,000
Total contract value of new bookings received during quarter (in 000's)	$1,947	$151	$2,645	$360	$237	$583	$226
Monthly recurring revenue under agreements in effect at quarter end (in 000's)	$110	$132	$135	$173	$169	$214	$191
Net revenue during quarter (in 000's)	$209	$348	$431	$476	$1,267	$860	$1,077

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

In conjunction with the Acacia Note, we issued to Acacia three four-year warrants (the “Acacia Note Warrants”) to purchase a number of shares of our common stock that would be determined in the future depending upon a number of factors, including whether the Acacia Note was converted to our common stock or repaid at maturity. We also issued a five-year warrant in conjunction with the Acacia Note (the “Primary Warrant”). Under the Primary Warrant, Acacia could purchase shares of our common stock if certain events occurred in the future, in an amount equal to $50.0 million less the balance of the principal and accrued interest under the Acacia Note.

In March 2017, we amended certain terms of the Acacia Note Warrants and the Primary Warrant to provide that (i) if we completed an initial public offering (“IPO”) of our common stock with gross proceeds of at least $15.0 million, the exercise price for all of such warrants would be the lower of $13.6088 or the price of the common stock issued in the IPO, and (ii) the Primary Warrant would be automatically exercised upon completion of the IPO. As a result of this amendment, the fair value of the Primary Warrant decreased by $3.1 million, and a credit associated with such reduction was recorded as a gain in other income, net in our condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2017.

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

Upon the exercise in full of the Primary Warrant in connection with our IPO, we issued to Acacia a five-year warrant to purchase 809,400 shares of our common stock at an exercise price per share of $13.6088 (the “10% Warrant”), with 50% of the shares underlying the 10% Warrant vesting as of the issuance of the 10% Warrant and the remaining 50% of the shares vesting on the first anniversary of the issuance date of the 10% Warrant.

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

In June 2018, we completed an offering of our common stock. In connection with the offering, we sold an aggregate of 1,955,000 shares of our common stock (which included the full exercise of the underwriters’ option to purchase additional shares) at $18.00 per share, for aggregate net proceeds of approximately $32.8 million after deducting underwriting discounts and commissions and offering costs of approximately $2.3 million.

Factors Affecting our Performance

We believe that the growth of our business and our future success are dependent upon many factors, including market acceptance of our products and services and market leadership, the success of our sales and marketing efforts, our expansion strategy, our investments for operational scale and our international growth. While each of these areas presents significant opportunities for us, they also pose important challenges that we must successfully address in order to sustain and increase the growth of our business and improve our results of operations. The investments that we make in these areas may not result in increased revenue or operating profit. Accordingly, these investments may delay or otherwise impair our ability to achieve profitability. The timing of our future profitability will depend upon many variables, including the success of our growth strategies and the timing and size of investments and expenditures that we choose to undertake, as well as market growth and other factors that are not within our control. We expect to continue to make significant investments in developing our business and capabilities and, therefore, do not expect to achieve profitability in the foreseeable future.

Results of Operations

The following table sets forth items from our condensed consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2018 and 2017, presented as a percentage of revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net revenues	100%	100%	100%	100%
Cost of revenues	21	8	18	8
Gross profit	79	92	82	92
Operating expenses:
Sales and marketing	61	99	96	89
Research and development	69	93	92	88
General and administrative	164	423	167	226
Total operating expenses	294	615	355	403
Loss from operations	(215)	(523)	(273)	(311)
Other income (expense), net	4	2	4	(118)
Loss before provision for income taxes	(211)	(521)	(269)	(429)
Provision for income taxes	—	—	—	—
Net loss	(211)	(521)	(269)	(429)
Accretion of redeemable convertible preferred stock	—	—	—	(41)
Net loss attributable to common stockholders	(211)%	(521)%	(269)%	(470)%

Three and Nine Months Ended September 30, 2018 Compared with Three and Nine Months Ended September 30, 2017

Net Revenues

	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30,		September 30,
	2018	2017	2018	2017
Media Agency	$4,730	$3,288	$11,159	$9,926
AI and Digital Content Solutions	1,408	431	3,535	988
Digital Media Services	1,409	—	1,409	—
Net revenues	$7,547	$3,719	$16,103	$10,914

Media Agency net revenues increased by $1.4 million, or 44%, in the third quarter of 2018 and $1.2 million, or 12%, in the first nine months of 2018 compared with the corresponding prior year periods, due primarily to the year-over-year increases in the number of active clients and to the addition of $0.4 million in net revenues generated by Performance Bridge, which we acquired in August 2018. The increases from new active clients were offset in part by a significant reduction in advertising spending by a client in the current year periods compared with its large initial launch campaign in the 2017 periods, which caused our net revenues from this client in the three- and nine-month periods ended September 30, 2018 to decline by $0.4 million and $1.5 million, respectively.

AI and Digital Content Solutions net revenues increased by $1.0 million, or 227%, in the third quarter of 2018, and increased $2.5 million, or 258%, in the first nine months of 2018, compared with the corresponding prior year periods.  These increases were due primarily to increases in net revenues from the media and entertainment market, which net revenues grew 158% and 197% in the three- and nine-month periods ended September 30, 2018, respectively, and to the addition of $0.3 million in net revenues generated by Wazee Digital, which we acquired in August 2018. The increase in the nine-month period was also due to a 374% increase in net revenues from the legal and compliance market, resulting from a project we completed in the first quarter of 2018. The increases in net revenues from the media and entertainment market in both periods were due primarily to growth in the number of accounts, as we continued to grow our business with existing customers in addition to adding new customers.

Digital Media Services net revenues relate to the content licensing and digital services offered by Wazee Digital, which we acquired in August 2018, and we did not record any Digital Media Services net revenues in the prior year period. This revenue relates primarily to the licensing of digital content on behalf of leading rights holders in the film, television, sports, and advertising industries. In addition, a portion of this revenue relates to the management and distribution of television broadcast content for live events. Revenues from Wazee Digital’s live events services fluctuate from period to period based on the timing of major sporting events, and our revenues in the three- and nine-month periods ended September 30, 2018 were positively impacted by an event that occurred during September 2018.

Cost of Revenues; Gross Profit and Gross Margin

	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30,		September 30,
	2018	2017	2018	2017
Cost of revenue	$1,570	$292	$2,953	$824
Gross profit	5,975	3,427	13,148	10,090
Gross margin	79%	92%	82%	92%

Cost of revenues and gross profit increased in the third quarter and nine months ended September 20, 2018 compared with the corresponding prior year periods due primarily to the increases in net revenues associated with our AI and Digital Content Solutions and our Digital Media Services. Gross Margin decreased year-over-year for both the three- and nine-month periods due to the higher proportion of net revenues from our AI and Digital Content Solutions and Digital Media Services, which generally carry lower gross margins than the Media Agency business.

Operating Expenses

	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30,		September 30,
	2018	2017	2018	2017
Sales and marketing	$4,586	$3,676	$15,476	$9,689
Research and development	5,218	3,466	14,892	9,613
General and administrative	12,436	15,740	26,727	24,722
Total operating expenses	$22,240	$22,882	$57,095	$44,024

Sales and Marketing. The increases in sales and marketing expenses for the third quarter and nine months ended September 30, 2018 compared with the corresponding prior year periods were due primarily to increased compensation and benefit costs as we increased our average month-end headcount by 52% for the third quarter and by 63% for the nine-month period compared with the corresponding prior year periods (excluding the headcount additions resulting from our recent acquisitions). We have made these additions to expand sales opportunities through direct and indirect sales channels. In addition, in the third quarter of 2018, we recorded $0.2 million in sales and marketing expenses attributable to our recent acquisitions.

Research and Development. The increases in research and development expenses in the third quarter and nine months ended September 30, 2018 compared with the corresponding prior year periods were due primarily to increased compensation and benefits costs as we increased our average month-end headcount by 38% for the third quarter and by 41% for the nine-month period compared with the prior year periods (excluding the headcount additions resulting from our recent acquisitions). The additions are primarily in software engineering, data science and product management, and are expected to expand the capabilities of our AI platform. Also, we recorded amortization expense of $0.3 million and $0.8 million in the three- and nine-month periods of 2018, respectively, related to the software technology we acquired in December 2017 to extend the capability of our Conductor technology. The three- and nine-month periods of 2018 also include research and development expenses of $0.1 million attributable to our recent acquisitions.

General and Administrative. The decrease in general and administrative expenses in the third quarter of 2018 was due primarily to a reduction in stock-based compensation expense of $7.5 million, offset in part by transaction expenses of $2.0 million related to our acquisitions, higher compensation and benefit costs as we increased our average month-end headcount by 26% in the third quarter of 2018 (excluding the headcount additions resulting from our acquisitions) and $0.3 million in general and administrative expenses attributable to our recent acquisitions. In the third quarter of 2017, our stock-based compensation expense included a charge of $8.2 million related to the vesting of certain performance stock options due to the achievement of the applicable performance criteria in September 2017, which did not recur in the third quarter of 2018.

The increase in general and administrative expenses in the nine months ended September 30, 2018 compared with the prior year period was due primarily to transaction expenses of $2.0 million related to our acquisitions, higher compensation and benefit costs as we increased our average month-end headcount by 32% compared with the prior year period (excluding headcount additions resulting from our recent acquisitions), higher corporate development costs, and occupancy costs associated with our overall headcount increase, offset in part by a reduction in stock-based compensation expense of $5.0 million.

We intend to continue to invest in our sales and marketing efforts and in the development of our AI capabilities and enhancement of our platform and services in order to grow our business. We also expect to incur additional expenses to complete the integration of our recent acquisitions, including enhancements to the integration of our aiWARE platform with Wazee Digital’s digital asset management solutions. As such, we expect that our sales and marketing, research and development expenses, and general and administrative expenses will continue to increase in the future to support the growth of our business.

Other Income (Expense), Net

Other income, net in the third quarter of 2018 and 2017 was comprised primarily of interest income on investments in money market funds and marketable securities totaling $0.2 million and $0.1 million, respectively. In the third quarter of 2018, the change in the fair value of warrants resulted in a gain of $0.1 million during the period.

Other income, net in the first nine months of 2018 was comprised primarily of $0.6 million in interest income on investments in money market funds and marketable securities. In the prior year period, other expense, net was comprised primarily of debt conversion costs of $16.0 million and amortization of debt discounts, debt issuance costs and interest expense totaling $4.2 million related to the Acacia Note and the Bridge Loan, offset in part by a gain of $7.1 million resulting from the change in fair value of the Primary Warrant liability.

Seasonality

Our Media Agency has historically experienced occasional seasonality, which is due primarily to the seasonal nature of some of our customers’ advertising activities. As such, our net revenues in our Media Agency are impacted by the timing of particular advertising campaigns of our major customers, which can and do vary from period to period.

We also anticipate that we will experience seasonality in our Digital Media Services, primarily related to the timing of major sporting events throughout the year. As such, our Digital Media Service revenues may fluctuate significantly from period to period.

In particular, we expect revenues for our live event services to decline sequentially in the fourth quarter of 2018 due to the absence of major sporting events.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents and marketable securities, which totaled $64.7 million as of September 30, 2018 (including $14.1 million in cash received from Media Agency clients and held for future payments to vendors) compared with total cash and cash equivalents and marketable securities of $69.1 million as of December 31, 2017 (including $6.1 million in cash received from Media Agency clients and held for future payments to vendors). The decrease in the combined balance of our cash and cash equivalents and marketable securities in the nine months ended September 30, 2018 was due primarily to cash used to fund our operations, as well as our acquisitions completed in the third quarter of 2018, offset in large part by the proceeds received from our common stock offering in June 2018.

Cash Flows

A summary of cash flows from our operating, investing and financing activities is shown in the table below.

	Nine Months Ended
(in thousands)	September 30,
	2018	2017
Cash used in operating activities	$(24,967)	$(20,370)
Cash provided by (used in) investing activities	7,201	(40,670)
Cash provided by financing activities	34,348	69,724
Net increase in cash and cash equivalents	$16,582	$8,684

Operating Activities

Our operating activities used cash of $25.0 million in the nine months ended September 30, 2018, compared with $20.4 million in the nine months ended September 30, 2017. Net cash used in operating activities consisted primarily of our net loss of $43.3 million, adjusted by $11.5 million in non-cash operating expenses, including $10.0 million in stock-based compensation expense. The cash used in operating activities reflects our business strategy, namely adding internal resources in software engineering and data science to expand the capabilities of our aiWARE platform and in sales and marketing to develop future revenues from our platform. We gauge the amount of cash utilized in these efforts using the adjusted EBITDAS metric presented below under the heading “Non-GAAP Financial Measure.” Our use of cash as measured by adjusted EBITDAS increased to $29.8 million in the nine months ended September 30, 2018 from $20.0 million in the nine months ended September 30, 2017, as we added more internal resources following our IPO in May 2017.

Our operating activities used cash of $20.4 million in the nine months ended September 30, 2017. Net cash used in operating activities consisted of our net loss of $46.8 million, adjusted by $26.4 million in non-cash operating expenses, including $13.6 million in stock-based compensation expense. Non-cash operating expense items included in our net loss for the nine months ended September 30, 2017 consisted primarily of the write-off of debt discounts and issuance costs of $10.1 million in connection with our IPO, costs of warrants issued at the time of our IPO of $5.8 million, amortization of debt discounts and issuance costs of $3.7 million and stock-based compensation expense of $13.6 million, offset in part by the change in fair value of the Primary Warrant of $7.1 million. We also used a portion of the proceeds of our IPO to reduce our accounts payable in order to enhance our relationships with vendors.

Investing Activities

Our investing activities provided cash of $7.2 million in the nine months ended September 30, 2018. Net cash provided by investing activities consisted primarily of proceeds from sales of marketable securities of $21.0 million, which were used to fund a portion of the cash used in our operating activities. We used $9.6 million in cash to fund a portion of the consideration for the acquisitions completed in the third quarter of 2018 and we used $3.5 million in cash to fund capital expenditures for the build-out and furnishing of our leased headquarters.

Our investing activities used cash of $40.7 million in the nine months ended September 30, 2017, due primarily to our purchases of $39.9 million of marketable securities as we invested a significant portion of the net proceeds received from the IPO and the exercise of the Primary Warrant by Acacia.

Financing Activities

Our financing activities provided cash of $34.3 million in the nine months ended September 30, 2018. Net cash provided by financing activities consisted of $32.8 million in net proceeds received from our common stock offering in June 2018 and $1.6 million from the exercise of stock options and purchases of shares under our Employee Stock Purchase Plan.

Our financing activities provided cash of $69.7 million in the nine months ended September 30, 2017 which consisted of the $32.6 million in net proceeds received from our IPO, the $29.3 million in proceeds received from the exercise of the Primary Warrant by Acacia, and $8.0 million in borrowings under the Bridge Loan.

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

As of September 30, 2018, we had no outstanding debt obligations.

We expect to use up to $1.3 million in cash in the next twelve months to fund the contingent payments in connection with our acquisitions of Performance Bridge and Machine Box if and to the extent any of such payments are earned.

We have generated significant losses since inception and expect to continue to generate losses for the foreseeable future. However, we believe that our current cash and cash equivalents and marketable securities balances will be sufficient to fund the contingent payments discussed above and our operations in the ordinary course of business for at least the next twelve months. We have no present agreements or commitments with respect to any material acquisitions of businesses or technologies or any other material capital expenditures. We will continue to evaluate potential acquisitions of and/or investments in companies or technologies that complement our business and may make such acquisitions and/or investments in the future. Accordingly, we may need to obtain additional sources of capital in the future to finance any such acquisitions and/or investments. We may not be able to obtain such financing on commercially reasonable terms, if at all. If we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing.

We currently have no available lines of credit for future borrowings.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

Non-GAAP Financial Measure

We have presented an adjusted EBITDAS measure in the discussion of our cash flows above. The items excluded from adjusted EBITDAS are detailed in the reconciliation below. Adjusted EBITDAS is not a financial measure calculated and presented in accordance with U.S. generally accepted accounting principles (“GAAP”) and should not be considered as an alternative to net income (loss), operating income (loss) or any other financial measures so calculated and presented, nor as an alternative to cash flow from operating activities as a measure of liquidity. Other companies (including our competitors) may define adjusted EBITDAS differently. We have presented adjusted EBITDAS because management believes it to be an important supplemental measure of performance that is commonly used by securities analysts, investors and other interested parties in the evaluation of companies in our industry, and believes that it provides a useful comparison of our current period financial results to our historical and future financial results. Management also uses this information internally for forecasting and budgeting. This non-GAAP measure may not be indicative of our historical operating results or predictive of our potential future results. Investors should not consider adjusted EBITDAS in isolation or as a substitute for analysis of our results as reported in accordance with GAAP.

	Three Months Ended		Nine Months Ended
(in thousands)	September 30,		September 30,
	2018	2017	2018	2017
Reconciliation of Net Loss to Adjusted EBITDAS:
Net loss	$(15,940)	$(19,369)	$(43,319)	$(46,811)
Provision for income taxes	5	2	17	5
Depreciation and amortization	555	57	1,383	176
Amortization of debt discounts and issuance costs	—	—	—	3,740
Cost of warrants issued	—	—	207	5,790
Write-off of debt discounts and debt issuance costs at IPO	—	—	—	10,132
Change in fair value of warrant liability	(108)	—	(93)	(7,114)
Interest expense	—	—	—	496
Stock-based compensation expense	4,838	11,708	9,963	13,611
Acquisition and integration-related costs	2,020	—	2,020	—
Adjusted EBITDAS	$(8,630)	$(7,602)	$(29,822)	$(19,975)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by Item 305 of Regulation S-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

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

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2017 contains a discussion of the most significant risks associated with our business. Certain of the risks described in our Annual Report on Form 10-K that pertain to our aiWARE platform also pertain to the digital asset management solutions of Wazee Digital, which we acquired in August 2018. In addition, we face risks related to the digital content licensing services offered by Wazee Digital, which are discussed below. There have been no other material changes to the risks described in our Annual Report on Form 10-K.

We face risks arising from our digital content licensing services, including potential liability resulting from claims by third parties for infringement or violation of copyrights, publicity or other rights, as well as indemnification claims by rights holders and customers.

We manage and license digital content on behalf of leading rights holders in the film, television, sports and advertising industries. We enter into agreements with rights holders under which they grant us the right to distribute and license their content to third parties, subject to certain restrictions and requirements, such as limitations on the type and/or duration of use and requirements to obtain clearances and consents from third parties related to the content. Under these agreements, the rights holders generally represent and warrant that they have the right to license the content to us and that the authorized use of the content will not infringe any third party copyrights, and agree to indemnify us for claims arising from breach of such representations and warranties. However, we, and/or our customers to which we sublicense the content, are generally responsible for obtaining all required clearances, permissions and consents with respect to any specific person, place, property or subject matter depicted in the content, each of which may be subject to trademarks, rights of publicity, property rights or other rights belonging to third parties, and we generally agree to indemnify the right holders with respect to claims arising from any failure to do so. In many cases, our agreements with rights holders also require that we include specific terms, conditions, covenants and obligations in our agreements with our customers.

In our license agreements with customers, we represent and warrant that we have the right to sublicense the content to them and that their authorized use of the content will not infringe any third party copyrights, and we agree to indemnify our customers for claims arising from breach of such representations and warranties. However, our customers are generally responsible for obtaining all necessary clearances, permissions and consents from third parties, unless we have expressly agreed to provide clearance services with respect to the content, and our customers generally agree to indemnify us for claims arising from their failure to do so.

If we or our customers fail to obtain all clearances, permissions and consents from third parties required for the customers’ use of licensed content, or if our customers otherwise use content in a manner not authorized by the terms of our agreements with the rights holders, then third parties may bring claims against us and the rights holders, and the rights holders may seek indemnification from us related to such claims. In some cases, we may not be entitled to a supporting indemnification by our customers, or we may not be successful in enforcing our rights to indemnification by our customers. In addition, third parties may bring claims against us and our customers for copyright infringement, and we may be required to indemnify our customers for such claims. Similarly, we may not be entitled to indemnification by the rights holders, or we may not be able to enforce our rights to indemnification by the rights holders.

While we use commercially reasonable efforts to ensure that we comply with all terms and conditions pertaining to the licensing and sublicensing of digital content, and to provide for appropriate protections related to third party claims in our agreements with right holders and customers, we may incur significant liabilities and costs in the event of claims for infringement or violation of copyrights, publicity or other rights, and/or indemnification claims by rights holders and customers. Regardless of their merit and outcome, intellectual property and indemnification claims are time consuming, expensive to litigate or settle and cause significant diversion of management attention and could severely harm our financial condition and reputation, and adversely affect our business.

We maintain insurance policies to cover potential intellectual property disputes. However, if an intellectual property claim or related indemnification claim, or a series of claims, is brought against us in excess of our insurance coverage or for uninsured liabilities, our business could suffer. In addition, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts or scope to protect us against all losses.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

On August 21, 2018, in connection with our acquisition of Performance Bridge, we issued a total of 349,072 shares of our common stock as partial consideration paid to the former stockholder of Performance Bridge.

On August 31, 2018, in connection with our acquisition of Wazee Digital, we issued a total of 491,157 shares of our common stock as partial consideration paid to the former stockholders of Wazee Digital and as payment of amounts owed pursuant to change in control agreements between Wazee Digital and certain employees.

On September 6, 2018, in connection with our acquisition of Machine Box, we issued a total of 101,319 shares of our common stock as partial consideration paid to the former stockholders of Machine Box.

No underwriters were involved in the foregoing issuances of securities. The securities were issued in reliance upon the exemption from the registration requirements of the Securities Act, as set forth in Section 4(a)(2) under the Securities Act, and Rule 506 of Regulation D promulgated thereunder.

All of the shares of common stock issued in connection with these acquisitions have been subsequently registered on a Registration Statement on Form S-3, which was filed with the Securities and Exchange Commission on September 28, 2018 and declared effective on October 5, 2018.

Use of Proceeds for Initial Public Offering of Common Stock

On May 17, 2017, we completed an IPO of our common stock, pursuant to which we issued and sold an aggregate of 2,500,000 shares of our common stock at a price to the public of $15.00 per share pursuant to a Registration Statement on Form S-1 (File No. 333-216726), which was declared effective by the SEC on May 11, 2017. The proceeds of this offering were used in accordance with the use of proceeds described in our final prospectus dated May 11, 2017, as filed with the SEC pursuant to Rule 424(b) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description of Exhibit

2.1

Agreement and Plan of Merger, dated as of August 13, 2018, by and among Veritone, Inc., Project West Acquisition Corporation, Wazee Digital, Inc. and West Victory Stockholder Representative, LLC (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 15. 2018).

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

Veritone, Inc.

November 13, 2018	By	/s/ Chad Steelberg
Chad Steelberg
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

November 13, 2018	By	/s/ Peter F. Collins
Peter F. Collins
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)