Form 10-K
period 2018-12-31
Veritone, Inc.
filed 2019-03-18
CIK 1615165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-38093

Veritone, Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-1161641
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

575 Anton Blvd., Suite 100, Costa Mesa, CA	92626
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (888) 507-1737

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, Par Value $0.001 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $156.3 million, calculated based upon the closing price of the registrant’s common stock as reported by the NASDAQ Global Market on such date.

As of March 8, 2019, 19,703,219 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information that is required to be included in Part III of this Annual Report on Form 10-K is incorporated by reference to the definitive proxy statement to be filed by the registrant within 120 days of December 31, 2018. Only those portions of the definitive proxy statement that are specifically incorporated by reference herein shall constitute a part of this Annual Report on Form 10-K.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we intend that such forward-looking statements be subject to the safe harbors created thereby. For this purpose, any statements made in this Annual Report on Form 10-K that are not historical or current facts may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “anticipates,” “believes,” “seeks,” “estimates,” “expects,” “intends,” “continue,” “can,” “may,” “plans,” “potential,” “projects,” “should,” “could,” “will,” “would” or similar expressions and the negatives of those expressions are intended to identify forward-looking statements. Such statements include, but are not limited to, any statements that refer to projections of our future financial condition and results of operations, capital needs and financing plans, competitive position, industry environment, potential growth and market opportunities, acquisition plans and strategies, compensation plans, governance structure and policies and/or the price of our common stock.

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

Moreover, we operate in an evolving environment. New risks and uncertainties emerge from time to time, and it is not possible for our management to predict all risks and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual future results to be materially different from those expressed or implied by any forward-looking statements.

Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. We qualify all of our forward-looking statements by these cautionary statements.

ii

PART I

Item 1. Business.

Overview

Veritone, Inc. (collectively with our subsidiaries, referred to as “Veritone,” “Company,” “we,” “our,” and “us”) is a provider of artificial intelligence (“AI”) computing solutions. We have developed aiWARE™, a proprietary AI operating system that integrates and orchestrates an open ecosystem of over 300 top performing cognitive engines, together with our suite of powerful applications, to reveal valuable multivariate insights from vast amounts of structured and unstructured data and conduct cognitive workflows based on these insights.

Our aiWARE platform incorporates proprietary technology to integrate and intelligently orchestrate a wide variety of cognitive engine capabilities to mimic human cognitive functions such as perception, prediction and problem solving in order to quickly, efficiently and cost effectively transform unstructured data into structured data. It stores the results in a time-correlated database, creating a rich, online, searchable index of the structured and unstructured data that users can use and analyze in near real-time through the platform’s suite of general and industry-specific applications to drive business processes and insights.

Our platform is based on an open architecture that enables new cognitive engines and applications to be added quickly and efficiently, resulting in a future proof, scalable and evolving solution that can be easily leveraged for a broad range of industries that capture or use audio, video and other unstructured data including, without limitation, the media and entertainment, legal and compliance, government and other vertical markets. Our aiWARE platform is offered through a software-as-a-service (“SaaS”) delivery model and can be deployed in a number of environments and configurations to meet customers’ needs.

We also operate a full service advertising agency, which we acquired at the time we were founded in 2014.  Our services include media planning and strategy, advertisement buying and placement, campaign messaging, clearance verification and attribution, and custom analytics.  Our advertising business leverages our aiWARE platform to help our clients improve their advertising placements and maximize the return on their advertising spending using real-time ad verification and analytics, which we believe gives us a competitive advantage over other advertising agencies.  Although we intend to focus on the development and growth of our aiWARE SaaS solutions, we plan to continue to invest in and grow our advertising business.

Acquisitions

In December 2017, we acquired the advanced data analytics software and related intellectual property assets of Atigeo Corporation, including a cooperative distributed inferencing (“CDI”) system — based on Hamiltonian models and other proprietary algorithms — that enables queries within huge bodies of unstructured data where straight computational, traditional machine learning and manual approaches are impractical, if not impossible. This strategic acquisition has added proprietary machine learning capabilities to our growing body of technology and intellectual property in data science and will help us further refine our conducted learning. We are currently working to apply our CDI technology to a number of use cases, including intelligent control of batteries and microgrids, medical imaging and cybersecurity.

In August 2018, we acquired Wazee Digital, Inc. (“Wazee Digital”), a leading provider of digital content management and licensing services. Wazee Digital’s offerings include Core, an enterprise level, cloud-native digital asset management platform used by content owners to store, retrieve and manage video and still images, and Digital Media Hub, an intuitive web portal through which content owners can offer secure, cloud-native global access to their content to key stakeholders, including news media and corporate partners.  These offerings serve customers primarily in the media and entertainment market, enabling these customers to more effectively monetize and enrich their content.

Wazee Digital also offers digital content licensing services, through which it manages and licenses content on behalf of leading rights holders in the film, television, sports, and advertising industries.  Content is licensed either through Wazee Digital’s own Commerce web portal or through customer-branded web portals.  Wazee Digital also provides services for live events, such as major sporting events, that allow content owners to capture and tag live television broadcast content and make it immediately available for global highlights, publishing and syndication.

We have integrated the cognitive functionality of our aiWARE platform with the Wazee Digital solutions and services, which allows us to provide our customers with unique capabilities to drive expanded revenue opportunities from their video, still image and audio assets.

In August 2018, we acquired S Media Limited, doing business as Performance Bridge Media (“Performance Bridge”), a leading podcast advertising agency, which has enhanced our advertising offerings to include more comprehensive podcast solutions. With this combination, we are one of the largest entities to offer comprehensive podcast and radio advertising solutions.

In September 2018, we acquired Machine Box, Inc. (“Machine Box”), a developer of state-of-the-art machine learning technologies, which have enhanced the capabilities of our aiWARE platform.  Machine Box’s technologies give organizations a suite of simple yet robust tools and models to create customized AI engines across multiple cognitive categories, including face and object recognition, data classification and personalized recommendation, which can be deployed to enhance new or existing business solutions. When coupled with aiWARE, developers, systems integrators and end customers are able to produce bespoke, end-to-end AI-informed solutions for their specific use cases.

We plan to continue to selectively pursue acquisitions and strategic investments in businesses and technologies that strengthen our business, enhance our capabilities and/or expand our market presence in our core vertical markets or in new markets.

aiWARE SaaS Solutions

aiWARE Overview

Our innovative aiWARE platform intelligently orchestrates an ecosystem of top performing cognitive engines within a single software solution to process information in volumes that can far exceed human cognitive capabilities. Our proprietary technology enables users to run comprehensive, multivariate queries, correlations and analyses in near real-time using cognitive engines across multiple categories, such as transcription, face recognition and object recognition, creating integrated and refined outputs. Our suite of general and industry-specific applications enables users to leverage the power of our aiWARE platform to perform key processes far more efficiently and with greater scalability than their existing manual processes.  Our solution can also ingest structured data for analysis in conjunction with the processed data. For example, our media users can use our system to identify instances where advertiser names or logos appear in a broadcast, and then correlate those instances with audience ratings data (such as Nielsen data) to measure the number of impressions generated by the ad, web traffic data (such as Google Analytics data) to estimate the traffic driven by the ad, or their own sales data, to provide actionable intelligence regarding their advertising campaigns.

Our aiWARE platform encompasses the following processes, which are discussed in more detail below:

•

Ingestion:  Our platform captures and ingests structured and unstructured data through various adapters that are specific to each ingestion source and normalizes the ingested data for further processing.

•

Orchestration and Processing: Once source data is captured into our platform through the ingestion process, it is transcoded and run through one or more cognitive engines depending on the information and analysis desired by the end user, which extract from and/or add useful metadata to the media. Our proprietary Conductor™ technology analyzes source data files and intelligently routes them to the most appropriate transcription engine(s) to optimize processing performance. We are working to extend Conductor’s capabilities to other cognitive classes, such as object recognition.

•

Proprietary Indexing and Storage: The metadata produced by our cognitive processing is indexed and stored in a temporal elastic database that correlates disparate metadata derived from various cognitive engines across our platform, as well as third-party datasets, providing comprehensive search capabilities.

•

Applications and Cognitive Analytics: Once the media has been indexed and stored, cognitive analytics can be deployed to uncover relationships, enable insights and recommend actions. We have developed a suite of core applications, and several industry targeted applications, to facilitate the use of our platform and enable users to discover patterns across a diverse set of media to correlate data, optimize objectives and provide near real-time insights.

In 2018, we enhanced our aiWARE architecture to enable the platform to support real-time cognitive processing for a growing number of use cases, particularly in the areas of compliance, public safety and surveillance.  The platform’s real-time framework enables users to leverage data in seconds, optimizing their workflows and compliance.  We have transitioned almost all of the content ingested and processed in the platform onto this improved framework.

Ingestion and Adapters

Data exists in a myriad of formats.  We have built a scalable, source and type agnostic ingestion process that utilizes adapters, which are lightweight, pluggable software modules that have been purpose-built on our real-time framework to capture audio or video media or other data from wherever it resides, to ingest it into our platform for further processing, actions and analytics. Adapters are specific to the ingestion source type and allow for media from that source to be processed through our recording infrastructure and flow through our platform. Our ingestion process includes an adapter module framework that enables aiWARE to dynamically load data from external sources and repositories (i.e. Microsoft OneDrive, DropBox, Box, Google Drive, HTTP/RTSP/RTMP Streams, IP-based cameras, etc.) automatically. Our solution enables external developers to write these adapters to extend the platform to be able to ingest additional data sources. We plan to continue to expand our current collection of adapters to enable the capture of an increasingly diverse array of data types and formats, whether industry-standard or proprietary, over time.

During 2018, we expanded the capabilities of aiWARE to ingest and process structured data such as public and private databases, enabling developers to create applications that can analyze such data and/or correlate it with unstructured data such as audio, video and photos, further expanding the universe of potential use cases for our customers.

Cognitive Engine Ecosystem

Our platform includes an open ecosystem that allows third-party developers to easily integrate additional cognitive engines within our platform, which makes our solution readily scalable for a broad range of processes and vertical markets. We continually seek to add new engines in a variety of cognitive categories to address the needs of particular customer use cases and ensure that users can access a broad selection of capabilities from multiple vendors across many classes of cognition, all of which can be accessed via a simple, easy-to-use and tightly integrated platform. Our goal is to create a broad ecosystem, offering all major cognitive engine capabilities through a single open and integrated platform. We believe that our aiWARE platform incorporates more cognitive engines, across more classes of cognition, than any competitive offering.

Our innovative AI ecosystem currently incorporates over 300 cognitive engines of various classes and types from multiple third-party vendors, including Google, IBM, Microsoft, Nuance and Amazon, among others, in addition to several of our own proprietary cognitive engines, including our Machine Box engines. These cognitive engines use advanced algorithms to capture and extract data for a variety of cognitive processes, including transcription, face detection, face recognition, object detection, object recognition, sentiment analysis, language translation, audio/video fingerprinting, geolocation, visual moderation, optical character recognition, logo recognition, metadata extraction, and media format transcoding, among others. By having a number of engines from different providers within the same class, we are able to benchmark the engines to identify the optimal engine for a user’s needs and in some cases use them together to provide better overall accuracy than any single engine can achieve.

Our acquisition of Machine Box brought us state-of-the-art machine learning technology that developers can use to train their own custom engines.  For example, Objectbox™, which we launched in February 2019, allows developers to train it with their own content containing the desired objects to be detected, resulting in a high level of accuracy.  The resulting customized cognitive engine can then be deployed within aiWARE, giving users a production-ready environment with object detection output leverageable in an AI-enabled application or custom workflow.

Conductor Technology

We have, and are developing, proprietary Conductor technology to analyze data and intelligently route it to the most appropriate cognitive engine(s) within a cognitive class to improve the performance of the data analysis process, enabling users to achieve higher accuracy and derive more robust intelligence from their data. For example, our Conductor for speech-to-text transcription uses multiple machine learning algorithms, including deep learning neural networks, to train, test and validate datasets to predict the best transcription engine for the user’s specific data, and in some cases to select and employ multiple engines, to maximize the accuracy of the transcription results. This capability enables our platform to produce higher transcription accuracy than a single engine solution, and is particularly important for use cases involving multi-language or multi-dialect voice recordings that require multiple transcription engines.

We are currently working to expand our Conductor technology to other cognitive classes and to develop inter-class capabilities. We believe that, in the future, the application of our proprietary inter-class Conductor technology will enable our aiWARE platform to derive contextual meaning from one cognitive class, such as object recognition, and apply this context and understanding to other classes of cognition, including transcription and facial recognition. We consider our Conductor technology to be a key competitive advantage for us, and we have filed patent applications covering various aspects of this technology.

Temporal Elastic Database

Once media has been processed on our aiWARE platform, we store the results of the cognitive engine processing in a scalable, time-correlated temporal elastic database, or TED. Utilizing this proprietary database, we have the unique ability to synthesize various disparate cognitive results in a cohesive, time-based format, allowing users to access multivariate intelligence previously unattainable from their audio or video media or other data. We can then dissect and analyze this information, producing a multi-dimensional index for ease of search, discovery and analytics. TED provides access to processed data through a dynamic multivariate toolset that enables queries of all elements within, around and derived from the data. Elements include, but are not limited to, cognitive engine outputs (transcripts, translations, recognized objects and faces, etc.), file metadata, structured datasets, and user-associated metadata such as content template outputs and freeform tags.

TED’s architecture leverages several commercial, open source, distributed and non-relational databases with proven scalability and performance characteristics. While storage agnostic, TED currently runs on Elasticsearch, leveraging the Apache Lucerne inverted index architecture.

Applications

We have developed our aiWARE Essentials, a suite of applications that comprise the base level services of our platform.  We have also developed several applications addressing specific customer use cases within our key markets.  The modular structure of our aiWARE platform enables rapid development of applications that unlock actionable insights from customer datasets that are relevant to the specific needs of different markets.  This allows us and third parties, including system integrators and end user customers, to quickly and easily build and deploy new applications on top of our aiWARE architecture.

aiWARE Essentials

Our aiWARE Essentials applications include the following:

•

CMS.  Content Management System (“CMS”) enables our users to ingest, process and search their media. The CMS application provides a common workflow for adding media sources through ingestion adapters. Cognitive workflows can be assigned to media sources, allowing the automated and customized processing of media from each distinct media source. Once media has been ingested into the CMS system, the media can be managed, reviewed, edited and further processed by cognitive engines within the application.

•

Discovery. Discovery allows users to create and execute direct searches against cognitive engine output, either through predefined queries called Watchlists, or via ad-hoc searches. Once a user has generated a search result from a Watchlist or ad-hoc search, they are able to take several permission-controlled actions. These actions include viewing the media snippet, downloading the snippet, editing the cognitive engine metadata, verifying content in the search results and sharing the search results and associated media clips individually or including them as part of a Collection.

•

Collections. Collections presents groupings of search results or Watchlists in shareable units called Collections. A Collection of search results can be titled and described, then shared externally, via email, link or embedded widget. Users can edit the search results within a Collection from the application before sharing.

•

Library. Library enables users to create libraries of reference training data such as known faces, objects, or audio files. Engines can then be trained against specific private or public libraries to facilitate specialized engine processing to maximize accuracy.

Attribute

Attribute is an AI-powered media attribution application that tracks the efficacy of advertising in broadcast radio and television. The application delivers customer behavior impact analytics from pre-recorded, native and organic mentions, enabling broadcasters to analyze the effect of an advertiser’s advertising placements. The application systematically verifies advertisements and mentions in broadcasts and correlates them with the advertiser’s Google Analytics website data. The correlated information is displayed in a media attribution dashboard. Attribute empowers broadcaster sales representatives and campaign managers to demonstrate an advertiser’s campaign effectiveness and reveal data-driven insights for optimization of ad placements to drive greater customer return on investment (“ROI”), helping to drive increases in customer advertising spending.

IDentify

Our IDentify application is a powerful AI-driven tool that enables law enforcement and judicial agencies to increase the speed and efficiency of investigative workflows.  IDentify allows users to upload and maintain booking and known offender databases in aiWARE and use facial recognition technology to automatically compare video and photographic evidence, such as footage from body cameras, dash cameras and CCTV surveillance cameras, with these databases to identify potential suspects for further investigation.  Users can optionally add detected but unknown faces to a persons of interest database for future digital evidence comparison.  Once users have reviewed and developed suspect lists from the processing results, they can share suspect information, including booking photo and information, with colleagues through the application.

Redact

Our Redact application enables law enforcement and judicial professionals to leverage AI to automate the redaction of faces and other sensitive information within video and image-based evidence, significantly streamlining their video evidence redaction workflows.  The application employs face detection technology to automatically detect faces in evidence for review and selection.  Users can define other sensitive items appearing in video evidence and choose to automatically track the defined items for redaction throughout the video or at a single time stamp.  The application then systematically obscures selected faces and sensitive data from the evidence.  Users can quickly download and share the redacted evidence, together with a report of all actions taken against redacted video evidence to support compliance with chain of custody requirements.

Veritone Developer Application

Our Veritone Developer application is a self-service development environment that empowers developers to create, submit and deploy cognitive engines and/or user applications directly into the aiWARE architecture. Veritone Developer enables cognitive engine developers to access our application programming interfaces (“APIs”) and developer toolkits to rapidly integrate their engines onto our aiWARE platform.  It also enables system integrators, end user customers or other application developers to access our APIs and developer toolkits to develop new private or public applications utilizing the metadata produced by our aiWARE platform.  This provides developers with a self-service mechanism to build on top of the core aiWARE architecture to satisfy specific use cases, or to create software products that can be distributed to Veritone’s user base as an extension of our core aiWARE offerings.

Other Industry Targeted Applications

We are currently developing an application that leverages our cognitive capabilities and Conductor technology to provide legal professionals with an effective means of searching voluminous sets of media and electronic documents to support their early case assessment efforts.  This application will allow users to rapidly ingest, process and search large volumes of audio, video, image and text-based documents, to identify and segregate relevant evidence for further review and analysis.  Once processed and reviewed through the application, users will be able to export the relevant subset of media and documents for transfer to their eDiscovery or case management platform for further processing and workflows.

We are also developing an application to address compliance use cases for regulated industries such as financial services, insurance and healthcare. This compliance application will enable customers to use aiWARE to monitor a wide range of electronic communications, together with trading data, with a correlation engine to identify potential compliance issues and route the data to compliance personnel via preconfigured workflows.

Deployment Models

Our aiWARE platform is available through multiple deployment options, including a fully cloud-based option on both commercial and secure government cloud instances, and a hybrid on-premises/cloud option.  We are continuing to enhance the platform’s architecture to allow for greater portability of the platform and flexibility to deploy it in virtually any environment, including private and additional public cloud environments and on-premises.

aiWARE is currently deployed on Amazon Web Services (AWS)’ commercial cloud in the United States and in the United Kingdom.  We also offer a secure, government cloud deployment of our platform within AWS’ secure government cloud, and are currently deploying our platform in Microsoft Azure’s secure government cloud, to support government and public safety related customers. In March 2019, we received an Authority to Operate (“ATO”) under the Federal Risk and Authorization Management Program (“FedRAMP”) for our government cloud-based platform.

Our hybrid on-premises/cloud version of aiWARE allows users to conduct cognitive processing using certain engines on a network-isolated basis behind the user’s firewall, so that only the metadata produced by those engines needs to be moved outside of the user’s network. Users may elect to conduct processing utilizing additional cloud-based engines and to utilize our cloud-based suite of applications to search and analyze the results. This version of aiWARE is ideal for users who want their original content to remain on their network for security or transmission cost reasons.

We intend to continue to enhance the portability of aiWARE in order to provide substantially all of the features and functionality of the platform within any environment to meet customers’ needs.

Digital Asset Management Solutions

Through our acquisition of Wazee Digital, we have expanded our offerings to include digital asset management solutions.  We have integrated the AI-powered cognitive capabilities of aiWARE into these solutions to enable customers to enrich and enhance the value of their content and expand their revenue opportunities.

Core

Core is an enterprise level, cloud-native digital asset management platform used by content owners, primarily in the media and entertainment market, to store, retrieve and manage video and still images.  The system’s robust and flexible data ingestion capabilities enable users to capture large amounts of assets across a broad range of audio, video and still image formats, and then use Core’s intuitive tagging, search and discovery functions to organize and use their content.  Users can also select assets for processing with preconfigured aiWARE workflows, with the resulting metadata displayed along the asset’s video timeline in the Core user interface.  When combined with aiWARE, Core leverages the power of the platform’s AI capabilities to automatically enrich the metadata of content to make it discoverable and unlock its value.

Core balances content owners’ needs for stringent content security and access. Core’s cloud storage capabilities provide a scalable and secure solution for storing petabytes of content, and the platform includes a robust set of administrative tools that allow customers to manage user access and workflows.  The workflow capabilities available in Core allow users to monitor and manage each asset, from metadata management and transformation to content transcoding and delivery.  Core’s publishing capability allows users to manage their content syndication process from a single platform, helping them enhance their social media presence.

Digital Media Hub

Digital Media Hub is an intuitive web portal through which rights holders can offer secure, cloud-native global access to their content to key stakeholders, including news media and corporate partners.  The web portal provides a central location for rights holders to ingest, organize and share content in a secure, permission-based cloud environment. With the portal’s tagging, search and discovery capabilities, users are able to access content quickly and use downloaded content immediately.  Digital Media Hub offers robust reporting tools to allow rights holders to track downloads and understand what content is most important to users.  Rights holders can customize the look and feel of Digital Media Hub to represent their own brands, and have the flexibility to configure their customer-branded portals for media asset purchases.

aiWARE Content Licensing and Media Services

Through our acquisition of Wazee Digital, we now offer digital content licensing services, through which we manage and license content on behalf of leading rights holders to end users in the film, television, sports, and advertising industries.  Content is licensed either through our own Commerce web portal, customer-branded web portals or other licensing arrangements.  Our Commerce web portal represents iconic archives from major brands and independent suppliers, and licensees rely on Commerce to acquire broadcast-quality digital assets for their productions, including films, documentaries and major advertising campaigns.

Commerce allows users to search and acquire broadcast-quality content with associated metadata on demand in a cloud platform.  Intuitive search functions minimize the amount of time required to find the right content.  Commerce offers enhanced video playback, accelerated downloads, and simple check-out.  aiWARE’s cognitive search capabilities enable richer and more efficient searching of content for desired images.  Users can create and manage their projects simply and efficiently in one platform, and can share search results, filters, collections and individual assets with others on their teams for effective project collaboration.

To augment our Core and Digital Media Hub solutions, we provide services for live events, such as major sporting events, that allow rights holders to capture live television broadcast content and make it immediately available for global highlights, publishing and syndication.  As soon as live event clips are ingested and tagged, rights holders can permission their most valuable highlights, moments, scenics, interviews and promotional content from the event and make them immediately accessible to a global audience.

Advertising

Our founders are pioneers in digital advertising and leaders in the industry, who founded several high-profile businesses in the media industry including AdForce (acquired by CMGi), 2CAN Media (acquired by CMGi) and dMarc Broadcasting (acquired by Google). At the time Veritone was founded in 2014, we acquired a full service media advertising agency, which is now our wholly owned subsidiary, Veritone One, Inc.  Our advertising business creates and places native and traditional advertising and specializes in host-endorsed and influencer advertising, providing outstanding service, technology and performance.  Our services include media planning and strategy, media buying and placement, campaign messaging, clearance verification and attribution, and custom analytics.

In August 2018, we acquired Performance Bridge Media, a leading podcast advertising agency, which has enhanced our advertising offerings to include more comprehensive podcast solutions. Performance Bridge helps achieve client goals utilizing a variety of tactics and channels, including influencer marketing, streaming audio/radio, social media, contextual and programmatic display, affiliate marketing, content marketing, digital out-of-home (“OOH”) advertising and paid search.

In 2018, we placed $145.4 million in media advertising for our advertising clients, which included
1-800 flowers.com, Inc., Casper Sleep, Inc., DraftKings, Inc., Dollar Shave Club, Inc., SimpliSafe, Inc., Tommy John, Inc., The Upside Travel Company, LLC, Uber Technologies, Inc., and many others.

Our advertising business leverages our aiWARE platform to help our clients improve their media placements and maximize the return on their advertising spending using real-time ad verification and media analytics, which we believe gives us a competitive advantage over other advertising agencies. Using our platform, we can manage, deliver, optimize, verify and quantify native and spot-based advertising campaigns and content distribution for our clients across multiple channels, including broadcast radio, satellite audio, streaming audio, broadcast and cable television, digital video services such as YouTube, and podcasting.

Target Markets

As the volume of data being created and collected continues to explode, we believe that AI technology will play an increasingly larger role in solving some of the world’s most complicated challenges.  We have identified numerous ways in which our aiWARE platform and related AI technology may be used to extract valuable insights from large volumes of data to solve real-world problems across a broad range of markets.  We are focused initially on the needs of customers in the media and entertainment, legal and compliance and government markets.  We intend to leverage the capabilities that we have developed for these key markets to expand into other markets in the future.

Media and Entertainment

We license our aiWARE solutions to leading media companies, including national radio and television broadcasters, major studios, networks and sports organizations.  These customers are leveraging our AI technologies to unlock value from their content, drive revenue and gain operational efficiencies in their businesses.

Our aiWARE platform, including our Essentials and Attribute applications, enable radio and television broadcasters to provide advertisers with near real-time insights and analytics into their advertising campaigns.  aiWARE transforms the way these media broadcasters conduct their business by implementing AI-powered applications in their ad tracking and verification workflows, enabling them to provide near real-time ad verification and integrated audience analytics.  Our Attribute application delivers additional analytics by correlating pre-recorded, native, and organic mentions in a broadcaster’s programming with an advertiser’s website traffic data.  aiWARE empowers broadcaster sales representatives and campaign managers to demonstrate an advertiser’s campaign effectiveness and reveal data-driven insights for optimization of ad placements to drive greater customer ROI, helping to drive increases in customer advertising spending.

Our aiWARE-enabled Core and Digital Media Hub offerings are used by leading media owners and broadcasters to manage, enrich and monetize their content.  Some of the world’s largest content owners rely on these products to store, manage, search, discover and distribute petabytes of content.  Media owners and broadcasters are leveraging aiWARE to enhance their post-production and media archive retrieval workflows.  Utilizing the aiWARE Essentials applications, these customers are able ingest their live and archived media into aiWARE and run an array of cognitive engines on the media to identify keywords, faces, logos and objects, enriching the content with additional metadata to allow it to be quickly and easily searched, analyzed, curated and shared in near real-time.  aiWARE can be integrated with existing digital asset management systems through our robust APIs, allowing customers to benefit from AI-powered search capabilities within their digital asset management systems.

We have developed workflows to address certain critical use cases for media and entertainment customers, to enable them to leverage the power of aiWARE to enhance the efficiency and effectiveness of their operations.  For example, we have developed a solution that enables broadcasters to automate their compliance with the Children’s Television Act, which prohibits the use of the program talent or other identifiers within a children’s program in commercials during that program. The solution automates what is currently a difficult, labor-intensive and costly process, helping them to improve the accuracy of their compliance efforts while reducing the time and costs required.

We also ingest and process publicly available media in aiWARE to enable such media to be searched and analyzed.  We license access to this public media index to media and other customers, including political organizations such as campaigns, political consultants, elected officials, committees, political action committees, or PACs, Super PACs and special interest groups.  Our public media index allows these political organizations to analyze public media, conduct research and provide access to previously inaccessible data, enabling them to quickly identify a candidate’s positions on key issues, identify flip-flopping or inconsistencies, monitor media coverage of issues and trending topics, and understand local voter sentiment.

Legal and Compliance

Within the Legal market, our AI technologies support eDiscovery, where audio and video content analysis is playing an increasingly important role in litigation. The eDiscovery segment includes a broad range of software and managed service providers with strong existing capabilities for identifying, collecting and producing electronically stored information primarily from text-based documents, including email. Historically, eDiscovery processing has disregarded audio and video files due to the high cost and complexity involved in automatically identifying relevant keywords, phrases or other details contained therein. Today, legal professionals must deal with escalating volumes of audio and video content resulting from recorded telephone calls, voice mails, video recordings and other sources.

The cognitive capabilities of aiWARE enable professionals to quickly search and analyze audio, video and structured data to identify particular words, phrases, sentiments and voices at a fraction of the cost of other legal eDiscovery solutions. We have integrated our platform with Relativity, an industry leading eDiscovery software platform, enabling Relativity users to leverage our AI capabilities to perform large-scale, automated analytics of audio and video files within the Relativity environment as part of their e-discovery efforts.  Our platform can also be integrated with other eDiscovery solutions through our open APIs to meet customers’ needs.  We are also developing an application to provide customers with an effective way to rapidly ingest, process and search large volumes of audio, video, image and text-based documents to identify and segregate relevant evidence for further review and analysis.  We have entered into agreements with major providers of eDiscovery services and solutions and multinational law firms, pursuant to which they are using our platform to analyze the vast amounts of audio and video data evidence in current litigation, which was previously too expensive to access and use effectively.

We have also identified a need of customers in a broad range of industries, such as the financial services, insurance, healthcare and other highly-regulated industries, to utilize AI technology to increase the effectiveness and efficiency of their compliance efforts. For example, our aiWARE platform could be leveraged by users in these industries to monitor electronic communications such as recorded telephone calls and e-mails, together with trading data, to identify compliance issues such as improper securities or financial product sales practices or off-label marketing of pharmaceuticals, in near real time. We are currently developing a compliance application to enable these customers to use aiWARE to monitor a wide range of electronic communications, together with trading data, with a correlation engine to identify potential compliance issues and route the data to compliance personnel via preconfigured workflows.  We are currently pursuing opportunities with major financial institutions, and outsourced call monitoring providers serving these customers, which would use our platform to process monitored audio recordings to identify regulatory or policy violations or other suspicious behavior.

Government

Our aiWARE platform enables law enforcement agencies and other government authorities to organize and gain insight from the large amount of audio, video and structured data they accumulate on a daily basis, including from police body cameras, police car recorders, interview room cameras, 911 audio tapes, surveillance cameras and a variety of other digital media technologies. As the volume of video data collected has grown enormously in recent years, so has the challenge of reviewing that data to assist in investigations. In most cases, due to the unstructured nature of this video data, it currently must be reviewed manually, a task that consumes huge amounts of time and causes delays in investigations. As a result, such data largely has not been used other than as back up to protect police and government agencies from potential claims. In addition to the challenges of using the huge volumes of video footage being collected, authorities are also faced with the daunting task of responding to requests for such information from the public. Many states have statutes that require public agencies to provide certain information, including in many cases audio and video files, and several states have passed laws mandating that video content must be stored and accessible for a specified number of months. Reviewing video footage to identify and authenticate the appropriate footage to be disclosed, and to redact faces and other sensitive information from the footage prior to disclosure, are currently time-consuming, largely manual processes. As a result, law enforcement and other public safety agencies are continuing to invest in solutions in this area.

We have recently released our IDentify and Redact applications, which are tailored specifically to address the needs in this market.  These applications are currently being used by multiple law enforcement agencies in the United States and United Kingdom under pilot licenses.

Other Vertical Markets and Applications

The open architecture, modularity and power of our aiWARE platform make it easy to scale and adapt our solutions to a variety of other vertical markets without significant cost or integration requirements. We are currently evaluating and/or developing industry-specific solutions for a broad range of customers to enable them to leverage our platform to analyze public and private audio, video and structured data. For example, we are currently adapting aiWARE to allow for integration with security and video management systems to enable use of our AI processing capabilities for customers’ surveillance requirements.

Sales and Marketing

As of February 28, 2019, we had 56 sales and marketing employees. The sales and marketing activities for our aiWARE SaaS solutions and our aiWARE content licensing and media services are focused on driving awareness and increasing brand recognition of our platform, technologies and services across our core vertical markets, gaining new customers and increasing revenue from our existing customers. In our advertising business, we continue to focus our sales efforts on expanding business with our existing advertising clients and gaining new clients.

aiWARE SaaS Solutions

We conduct sales and marketing activities related to our aiWARE SaaS solutions through a combination of our direct sales force and indirect channel partners such as value-added resellers (“VARs”), distributors, system integrators, managed services providers and referral partners.  Our direct sales organization is comprised of teams of account executives and sales managers, who are supported by sales development representatives, sales engineers and other inside sales and customer support personnel, currently located in the United States and the United Kingdom. These sales teams are generally organized based on their specialized knowledge and expertise within each of our target markets. We also have business development managers who are focused on identifying, developing and managing our relationships with strategic accounts, including technology and go-to-market partners and enterprise customers, across all of our target markets. Our sales team collaborates closely with our product management, product development and data science teams to evaluate and develop solutions to address the needs of customers.

We have also established, and we intend to continue to expand, an indirect sales channel comprised of VARs, distributors and referral partners. We have entered into agreements with channel partners located in the United States and internationally. These agreements generally provide the channel partners with discounts below our standard prices for platform licenses, processing and other services, have terms of one year which automatically renew on an annual basis, and are generally terminable by either party for convenience following a specified notice period. Substantially all of our agreements with channel partners are nonexclusive; however, we allow channel partners to register sales opportunities through our deal registration program, in which case we may grant a channel partner priority to pursue an opportunity for a specified period of time, subject to certain conditions.

We intend to expand our direct and indirect sales channels in the United States and internationally in order to aggressively pursue wider recognition for our technology and capabilities, and to drive greater market penetration in our key target markets.

From a marketing perspective, we are focused on increasing our brand name recognition within each of our target markets. Our marketing efforts include comprehensive multi-channel campaign strategy and execution, new product introduction education and sales enablement programs as well as thought leadership programs including press and analyst relations designed to reach both market influencers and the media.

aiWARE Content Licensing Services

We conduct sales and marketing activities relating to our digital content licensing services business through our direct sales force, which is comprised of representatives located in New York, Los Angeles and Denver who identify, develop and manage our relationships with strategic customers in the advertising, entertainment/documentary and network broadcasting industries. We maintain our Commerce web portal, where stock content and select libraries can be licensed and downloaded directly, but the majority of our business is driven through high-value libraries that require an approval process in order to gain access. We also cross-sell additional Veritone products and services, including media management and aiWARE, to our content licensor partners.

Advertising

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

Customers

We market and sell our aiWARE SaaS solutions to customers primarily in the media and entertainment, legal and compliance and government markets.  To date, we have generated most of our revenues from customers in the media and entertainment market.  During 2018, ten customers accounted for approximately 84.4% of the total revenues from our aiWARE SaaS solutions, of which two national radio broadcasting customers accounted for approximately 44.8% of our total revenues from these solutions.  As we grow our revenues from our aiWARE SaaS solutions, both within the media and entertainment market and across our other vertical markets, we believe that our dependence on any single customer or group of customers will be minimized.

In our advertising business, we target clients that make significant investments in advertising, particularly in native and spot-based advertising campaigns delivered over broadcast radio, satellite audio, streaming audio, digital video services and other social media channels and podcasting. During 2018, ten advertising clients accounted for approximately 52.2% of the total revenues from our advertising business.  We have continued to grow and diversify our advertising client base over the past two years, which has significantly reduced our dependency on a limited number of large clients.

No single customer accounted for 10% or more of our consolidated net revenues in 2018.

We believe that our relationships with our key customers are good. However, if our key customers discontinue or reduce their business with us, or suffer downturns in their businesses, it could have a significant negative impact on our financial results on a short-term basis. If we lose business from key customers and we are unable to sufficiently expand our customer base to replace the lost business, it would have a long-term negative impact on our business, financial condition and results of operations.

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

aiWARE SaaS Business. We believe the following competitive attributes are necessary for our aiWARE SaaS business to successfully compete in the AI industry for corporate, institutional and government customers:

•	Applications to enable the platform to be effectively leveraged for a wide variety of use cases;
•	Ability to seamlessly utilize multiple cognitive engines in the same and different classes;

•	Breadth and depth of cognitive capabilities;
•	Performance of cognitive engines, particularly accuracy and speed;
•	Availability of cloud-based and on-premises deployment models and functionality;
•	Ease of deployment and integration;
•	Platform scalability, reliability and security;
•	Ability to deploy state-of-the art AI capabilities;
•	Customer support;
•	Strength of sales and marketing efforts; and
•	Cost of deploying and using our products.

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
•

Data management and/or analytics vendors that offer solutions that recognize patterns, anomalies, and correlations from customer datasets, such as Alpine Data Labs, Alteryx, Angoss Software, Dell, FICO, IBM, Microsoft, Oracle, SAP and SAS;

•	System integrators that aggregate and integrate solutions from multiple underlying providers of cognitive services for clients, such as Accenture and Deloitte Consulting; and
•	SaaS software providers focused on a particular industry segment, such as eDiscovery, digital asset management or law enforcement.

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

Advertising Business. Competitors of our advertising services are mainly traditional advertising agencies that are either large full-service agencies or smaller niche agencies with a particular specialization or focus, such as radio media placement or podcast advertising. We believe that we currently are, and will continue to, compete successfully against our competitors on several key factors. We are a leader in endorsed radio and podcast advertising services and expect to be able to command more of our clients’ advertising budgets as we expand our media services further within digital and television. In addition, we leverage our platform to provide our clients with innovative technology that we believe provides them with better analytics and insights into their advertising campaigns than our competitors for better advertising performance and optimization. Lastly, due to our reputation and strength within the industry, we have exclusive relationships with most of our advertising clients for audio related media placement.

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

Research and Development

As of February 28, 2019, our research and development organization consisted of 93 employees, who are responsible for the design, development and testing of our AI and software solutions. The team is comprised of dedicated research employees, software engineers, quality engineers, data scientists, data engineers, site operations engineers, mobile app developers, product managers and user experience designers. We focus our efforts on developing new features and expanding the core technologies that further enhance the usability, functionality, reliability, performance and flexibility of our platform, as well as allow us to operate in new vertical markets. In addition, we contract with select third-party engineering services to support development and quality assurance testing.  We plan to continue to make significant investments in developing our AI technologies, expanding the functionality and capabilities of our aiWARE platform, and building new software capabilities.

Intellectual Property

We rely on a combination of patent, copyright, trademark and trade secret laws in the United States and other jurisdictions, as well as license agreements and other contractual protections, to protect our proprietary technology. We also rely on a number of registered and unregistered trademarks to protect our brand.

As of February 28, 2019, in the United States, we had 22 issued patents, which expire between 2027 and 2036, and had 39 patent applications pending for examination. As of such date, we also had 12 issued patents and 48 patent applications pending for examination in foreign jurisdictions (including international PCT applications), all of which are related to our U.S. patents and patent applications. In addition, as of February 28, 2019, in the United States, we had 30 registered trademarks and pending applications to register nine additional marks. As of such date, we also had 29 registered trademarks in foreign jurisdictions and five pending trademarks.  We seek to protect our intellectual property rights by implementing a policy that requires our employees and independent contractors involved in development of intellectual property on our behalf to enter into agreements acknowledging that all works or other intellectual property generated or conceived by them on our behalf are our property, and assigning to us any rights, including intellectual property rights, that they may claim or otherwise have in those works or property, to the extent allowable under applicable law.

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

Our customers utilize our aiWARE SaaS solutions and related services to process, analyze and store data, which may contain personal information that is subject to data protection and privacy laws in various jurisdictions.  For example, in providing certain solutions and related services to customers located in the Europe, we are deemed to be a data processor under the European Union General Data Protection Regulation (“GDPR”).  The GDPR creates a range of new compliance obligations and increases financial penalties for non-compliance, which can be up to four percent of global revenue or 20 million Euros, whichever is greater, and extends the scope of the EU data protection to all companies processing personal data of EU residents, regardless of the company’s location.  As a result, we are obligated to comply with the GDPR in processing personal data on behalf of our customers.  We are also obligated to comply with the GDPR as a data controller with respect to personal data of certain employees and individuals employed or engaged by our customers, vendors and service providers, which we receive and process in the course of our business.  Data protection regulations similar to the GDPR have been implemented in other jurisdictions, including in California and other states within the United States.

Employees

As of February 28, 2019, we had a total of 325 employees, of which 317 were full-time employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Company Information

We were incorporated as a Delaware corporation on June 13, 2014 under the name Veritone Delaware, Inc., and changed our name to Veritone, Inc. on July 15, 2014. Our corporate headquarters are located at 575 Anton Boulevard, Suite 100, Costa Mesa, California 92626. Our telephone number is (888) 507-1737. Our principal website address is www.veritone.com. The information provided on, or accessible through, our website is not a part of this Annual Report on Form 10-K, nor is such information incorporated by reference herein, and such information should not be relied upon in determining whether to make an investment in our common stock.

Available Information

This Annual Report on Form 10-K and our quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act, are available free of charge on the investor relations section of our website at investors.veritone.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We will also provide electronic or paper copies of such reports free of charge, upon request made to our Corporate Secretary at 575 Anton Boulevard, Suite 100, Costa Mesa, California 92626. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

We use our investor relations website as a channel of distribution for important company information. For example, webcasts of our earnings calls and certain events we participate in or host with members of the investment community are on our investor relations website. Additionally, we announce investor information, including news and commentary about our business and financial performance, SEC filings, notices of investor events, and our press and earnings releases, on our investor relations website. Investors and others can receive notifications of new information posted on our investor relations website in real time by signing up for email alerts. Further corporate governance information, including information regarding our board of directors, our board committee charters and code of ethics, is also available on our investor relations website under the heading “Governance.” The information provided on, or accessible through, our investor relations website is not a part of this Annual Report on Form 10-K, nor is such information incorporated by reference herein, and such information should not be relied upon in determining whether to make an investment in our common stock.

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

Risks Related to Our Business, Industry and Financial Condition

We are in the early stages of developing our aiWARE platform, and our effort to expand our aiWARE SaaS business may not succeed.

We did not commence licensing of our aiWARE platform until April 2015.  In order for us to grow our business and achieve profitability, we must expand our revenue base by entering into licensing agreements with additional customers and expanding our business with existing customers. We may not be able to succeed with respect to these efforts.

Many factors may adversely affect our ability to establish a viable and profitable licensing business for our aiWARE platform, including but not limited to:

•	Failure to add market-specific applications to our aiWARE platform with sufficient levels of capability to provide compelling benefits to users in our vertical markets;
•	Failure to add cognitive engines with sufficient levels of capability or trainability into our platform, difficulties integrating cognitive engines, or loss of access to cognitive engines;
•	Inability to expand the capabilities of our Conductor technology and extend it to other classes of cognitive engines;
•

Inability to expand the number of cognitive engines in different classes that can operate in a network-isolated manner, which would limit the capabilities of aiWARE available in our FedRAMP environment or under private cloud, on-premises and hybrid deployment models;

•	Difficulties in adding technical capabilities to our platform and ensuring future compatibility of additional third party providers;
•	Failure to articulate the perceived benefits of our solution, or failure to persuade potential customers that such benefits justify the additional cost over competitive solutions or technologies;
•	Introduction of competitive offerings by larger, better financed and more well-known companies;
•	Introduction of new products or technologies that have performance and/or cost advantages over our aiWARE platform;

•

Inability to enter into satisfactory agreements relating to the integration of our platform with products of other companies to pursue particular vertical markets, or the failure of such relationships to achieve their anticipated benefits;

•	Failure to provide adequate customer support;
•	Long sales cycles, particularly for customers in the government and law enforcement markets;
•	Failure to generate broad customer acceptance of or interest in our solutions;
•	Increases in costs or lack of availability of certain cognitive engines;
•	Challenges in operating our platform on secure government cloud platforms and complying with government security requirements;
•	Inability to continue to access public media at a reasonable cost; and
•	Higher data storage and computing costs.

If we fail to develop a successful licensing business for our aiWARE platform, or if we are unable to ramp up our operations in a timely manner or at all, our business, results of operations and financial condition will suffer.

The AI market is new and unproven, and it may decline or experience limited growth, which would adversely affect our ability to fully realize the potential of our platform.

The AI market is relatively new and evaluating the size and scope of the market is subject to a number of risks and uncertainties. We believe that our future success will depend in large part on the growth of this market. The utilization of our platform by customers is still relatively new, and customers may not recognize the need for, or benefits of, our platform, which may prompt them to cease use of our platform or decide to adopt alternative products and services to satisfy their cognitive computing search and analytics requirements. In order to expand our business and extend our market position, we intend to focus our marketing and sales efforts on educating customers about the benefits and technological capabilities of our platform and the application of our platform to the specific needs of customers in different markets. Our ability to access and expand the market that our platform is designed to address depends upon a number of factors, including the cost, performance and perceived value of our platform. Market opportunity estimates are subject to significant uncertainty and are based on assumptions and estimates, including our internal analysis and industry experience. Assessing the market for our solutions in each of the vertical markets we are competing in, or are planning to compete in, is particularly difficult due to a number of factors, including limited available information and rapid evolution of the market. The market for our platform, or for AI cognitive computing in general, may fail to grow significantly or be unable to meet the level of growth we expect. As a result, we may experience lower-than-expected demand for our products and services due to lack of customer acceptance, technological challenges, competing products and services, decreases in spending by current and prospective customers, weakening economic conditions and other causes. If the market for AI-based solutions does not experience significant growth, or if demand for our platform does not increase in line with our projections, then our business, results of operations and financial condition will be adversely affected.

We rely on third parties to develop cognitive engines for our platform and in some cases to integrate them with our platform.

A key element of our platform is the ability to incorporate and integrate cognitive engines developed by multiple third-party vendors, and we plan to continue to increase the number of third-party cognitive engines incorporated into our platform in order to enhance the performance and power of our platform. As we work to add new cognitive engines to our platform, we may encounter difficulties in identifying additional high-quality cognitive engines (particularly high performing, specialized engines), entering into agreements for their inclusion in our ecosystem on acceptable terms or at all and/or in coordinating and integrating their technologies into our system. We may incur additional costs to modify and adjust existing functionalities of our platform to accommodate multiple classes of cognitive engines, without the assurance that such costs can be recouped by the additional revenues generated by the new capabilities. As our platform becomes more complex due to the inclusion of various third-party cognitive engines, we may not be able to integrate them in a seamless or timely manner due to a number of factors, including incompatible software applications, lack of cooperation from developers, insufficient internal technical resources, platform security constraints, and the inability to secure the necessary licenses or legal authorizations required. In addition, we have established a self-service development environment in which such third party developers integrate their engines onto our platform, and we will be dependent in part upon their ability to do so effectively and quickly. We may not have full control over the quality and performance of third-party providers, and therefore, any unexpected deficiencies or problems arising from these third-party providers may cause significant interruptions in the operation of our platform. The failure of third party developers to integrate their cognitive engines seamlessly into our platform and/or provide reliable, scalable services may impact the reliability of our platform and harm our reputation and business, results of operations and financial condition.

Our competitors, partners or others may acquire third party technologies, which could result in them blocking us from using the technology in our platform, offering it for free to the public or making it cost prohibitive for us to continue to incorporate their technologies in our platform.

Our success depends in part on our ability to attract and incorporate high performing cognitive engines into our platform. If any third party acquires a cognitive engine that is on our platform, they may preclude us from using it as a component of our platform or make it more expensive for us to utilize, and if that engine has unique capabilities or a significant performance advantage over other engines and we are unable to identify a suitable replacement engine, the interruption could cause us to lose customers. It is also possible that a third party acquirer of such technology could offer the cognitive engines and technologies to the public as a free add-on capability, in which case certain of our customers would have less incentive to pay us for the use of our platform. If a key third party technology becomes unavailable to us or is impractical for us to continue to use, the functionality of our platform could be interrupted, and our expenses could increase as we search for an alternative technology. As a result, our business, results of operations and financial condition could be adversely affected through the loss of customers, reputational harm and/or from increased operating costs.

We may not be able to expand the capabilities of our proprietary Conductor technology to optimize our aiWARE platform.

We have enhanced the performance of our platform by adding our proprietary Conductor technology, which automates the selection of cognitive engines within a class from the engines available on our platform. Our Conductor technology is designed to optimize data processing by choosing the best cognitive engine or engines to deploy to optimize processing performance. Our Conductor technology currently only works with transcription engines. While we are working on expanding the capabilities of our Conductor technology and extending it to other cognitive classes, we cannot guarantee that such expansion will be completed on a timely basis or at all. We may not be able to develop the technology to effectively navigate and process multiple complex classes of cognitive engines, particularly those developed by third parties. Even if we are able to do so, we may not be able to develop Conductor technology for those other classes that achieves the expected performance, which would have an adverse effect on our customer experience and satisfaction. In addition, we expect to incur significant costs in the further development and deployment of our proprietary Conductor technology, and if we cannot achieve our expected performance goals, it could have an adverse effect on our financial condition and results of operations.

We expect to require additional capital to support our business, and this capital might not be available on acceptable terms, if at all.

We intend to continue to make investments to support our business and will require additional funds. In particular, we expect to seek additional funds to continue to develop and enhance our aiWARE SaaS solutions and services, expand our operations, including our sales and marketing organizations and our presence outside of the United States, improve our infrastructure or acquire complementary businesses, technologies, services, products and other assets. Accordingly, we expect to engage in equity and/or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we may secure in the future could involve debt service obligations and restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth, scale our infrastructure, develop product enhancements and to respond to business challenges could be significantly impaired, and our business, results of operations and financial condition may be adversely affected.

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

Our quarterly results, including the levels of our revenue, our operating expenses and other costs, and our operating margins, may fluctuate significantly in the future, and period-to-period comparisons of our results may not be meaningful. Accordingly, the results of any one period should not be relied upon as an indication of our future performance. In addition, our quarterly results may not fully reflect the underlying performance of our business. Factors that may cause fluctuations in our quarterly results include, but are not limited to:

•	the timing of new advertising program wins with our advertising customers;
•	our ability to retain our existing customers and to expand our business with our existing customers;
•	our ability to attract new customers, the type of customers we are able to attract, the size and needs of their businesses and the cost of acquiring these new customers;
•	the timing and level of market acceptance of products introduced by us and our competitors;
•

variations in the timing of licensing revenues from our aiWARE SaaS solutions as a result of factors such as the timing of large projects, sales cycles and trends impacting our target vertical markets;

•	variations in the timing of revenues from our content licensing services and our live event services as a result of factors such as timing of major sporting events throughout the year;
•	changes in our pricing policies or those of our competitors;
•	the timing of our recognition of revenue and the mix of our revenues during the period;
•	the amount and timing of operating expenses and other costs related to the maintenance and expansion of our business, infrastructure and operations;
•	the amount and timing of operating expenses and other costs associated with assessing or entering new vertical markets;

•	the amount and timing of operating expenses and other costs related to the development or acquisition of businesses, services, technologies or intellectual property rights;
•	the timing and impact of security breaches, service outages or other performance problems with our technology infrastructure and software solutions;
•	the timing and costs associated with legal or regulatory actions;
•	changes in the competitive dynamics of our industry, including consolidation among competitors, strategic partners or customers;
•	loss of our executive officers or other key employees;
•	industry conditions and trends that are specific to the vertical markets in which we sell or intend to sell our solutions; and
•	general economic and market conditions.

Fluctuations in quarterly results may negatively impact the value of our common stock, regardless of whether they impact or reflect the overall performance of our business. If our quarterly results fall below the expectations of investors or any securities analysts who follow our stock, or below any guidance we may provide, the price of our common stock could decline substantially.

If we are not able to enhance our products or introduce new products that achieve market acceptance and keep pace with technological developments, our business, results of operations and financial condition could be harmed.

Our ability to attract new customers and increase revenue from existing customers depends in part on our ability to enhance and improve our aiWARE platform and applications and introduce new products and features, including versions designed for operation on a network-isolated basis, behind the user’s firewall, or in a mobile user environment, as well as new applications to address additional customer use cases. The success of any enhancements or new products depends on several factors, including timely completion, adequate quality testing, actual performance quality, market-accepted pricing levels and overall market acceptance and demand. Enhancements and new products that we develop may not be introduced in a timely or cost-effective manner, may contain defects, may have interoperability difficulties with our platform, or may not achieve the market acceptance necessary to generate significant revenue. If we are unable to successfully enhance our aiWARE platform and applications to meet evolving customer requirements and develop new products and applications, or if our efforts to increase the usage of our aiWARE platform are more expensive than we expect, then our business, results of operations and financial condition could be harmed.

The success of our business depends on our ability to expand into new vertical markets and attract new customers in a cost-effective manner.

In order to grow our business, we plan to drive greater awareness and adoption of our aiWARE platform, applications and services from enterprises across new vertical markets, including the legal and compliance and government markets. We intend to increase our investment in sales and marketing, as well as in technological development, to meet evolving customer needs in these and other markets. There is no guarantee, however, that we will be successful in gaining new customers from any or all of these markets. We have limited experience in marketing and selling our aiWARE platform, applications and services generally, and in particular in these new markets, which may present unique and unexpected challenges and difficulties. For example, in order for us to offer our aiWARE SaaS solutions to certain government customers, we will be required to operate our aiWARE platform in a secure government or private cloud environment or an on-premises environment in order to enable our customers to maintain compliance with applicable regulations that govern the use, storage and transfer of certain government data. However, due to the secure nature of these environments, we may not be able to fully perform all functionalities and features of our aiWARE platform or make available all of the third party cognitive engines within our non-government cloud platform ecosystem, which may limit or reduce the performance and quality of our services. Furthermore, we may incur additional costs to modify our current platform to conform to customers’ or cloud providers’ requirements, and we may not be able to generate sufficient revenue to offset these costs. We will also be required to comply with certain regulations required by government customers, such as FedRAMP and Criminal Justice Information Services (“CJIS”), which will require us to incur significant costs, devote management time and modify our current platform and operations. If we are unable to comply with those regulations effectively and in a cost-effective manner, our financial results could be adversely affected.

We use a variety of marketing channels to promote our aiWARE platform, such as digital, print and social media advertising, email campaigns, industry events and public relations. If the costs of the marketing channels we use increase dramatically, then we may choose to use alternative and less expensive channels, which may not be as effective as the channels we currently use. As we add to or change the mix of our marketing strategies, we may need to expand into more expensive channels, which could adversely affect our business, results of operations and financial condition. In addition, we have limited experience marketing our aiWARE platform and we may not be successful in selecting the marketing channels that will provide us with exposure to customers in a cost-effective manner. As part of our strategy to penetrate the new vertical markets, we will incur marketing expenses before we are able to recognize any revenue in such markets, and these expenses may not result in increased revenue or brand awareness. We have made in the past, and may make in the future, significant expenditures and investments in new marketing campaigns, and these investments may not lead to the cost-effective acquisition of additional customers. If we are unable to maintain effective marketing programs, then our ability to attract new customers or enter into new vertical markets could be adversely affected.

If we are not able to develop a strong brand for our platform and increase market awareness of our company and our platform, then our business, results of operations and financial condition may be adversely affected.

We believe that the success of our platform will depend in part on our ability to develop a strong brand identity for our “Veritone”, “aiWARE”, “Conductor”, “Core”, “Digital Media Hub” and other service marks, and to increase the market awareness of our platform and its capabilities. The successful promotion of our brand will depend largely on our continued marketing efforts and our ability to ensure that our technology provides the expected benefits to our customers. We also believe that it is important for us to be thought leaders in the AI-based cognitive computing market. Our brand promotion and thought leadership activities may not be successful or produce increased revenue. In addition, independent industry analysts often provide reviews of our platform and of competing products and services, which may significantly influence the perception of our platform in the marketplace. If these reviews are negative or not as positive as reviews of our competitors’ products and services, then our brand may be harmed.

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

We expect that our ability to achieve profitability will require substantial growth in our business, which will put a strain on our management and financial resources. To manage this and our anticipated future growth effectively, we must continue to maintain and enhance our aiWARE platform and information technology infrastructure, as well as our financial and accounting systems and controls. We also must attract, train and retain a significant number of qualified software developers and engineers, data scientists, technical and management personnel, sales and marketing personnel, customer support personnel and professional services personnel. Failure to effectively manage our rapid growth could lead us to over-invest or under-invest in development and operations, result in weaknesses in our platform, systems or controls, give rise to operational mistakes, losses, loss of productivity or business opportunities and result in loss of employees and reduced productivity of remaining employees. Our growth could require significant capital expenditures and might divert financial resources from other projects such as the development of new products and services. If our management is unable to effectively manage our growth, our expenses might increase more than expected, our revenue could decline or grow more slowly than expected, and we might be unable to implement our business strategy. The quality of our products and services might suffer, which could negatively affect our reputation and harm our ability to retain and attract customers.

We intend to continue to pursue the acquisition of other companies, businesses or technologies, which could be expensive, divert our management’s attention, fail to achieve the expected benefits and/or expose us to other risks or difficulties.

As part of our growth strategy, we have acquired, and we intend to continue to acquire, businesses, services, technologies or intellectual property rights that we believe could complement, expand or enhance the features and functionality of our aiWARE platform and our technical capabilities, broaden our service offerings or offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not such acquisitions are consummated. Acquisitions also could result in dilutive issuances of equity securities, the incurrence of debt, contingent liabilities, amortization expenses, impairment of goodwill and/or purchased long-lived assets, and restructuring charges, any of which could adversely affect our operating results and financial condition. In addition, we may face risks or experience difficulties in:

•	effectively managing the combined business following the acquisition;
•	implementing operations, technologies, controls, procedures, and/or policies at the acquired company;
•	integrating the acquired company’s accounting, human resource, and other administrative systems, and coordination of product, engineering, and sales and marketing functions;
•	transitioning operations, users, and customers onto our existing platforms;
•

obtaining any required approvals on a timely basis, if at all, from governmental authorities, or conditions placed upon approval that could, among other things, delay or prevent us from completing a transaction, or otherwise restrict our ability to realize the expected financial or strategic goals of an acquisition or other strategic transaction;

•	cultural challenges associated with integrating employees from the acquired company into our organization, and retention of employees from the businesses we acquire;
•

liability for activities of the acquired company before the acquisition, including intellectual property infringement claims, privacy issues, violations of laws, commercial disputes, tax liabilities, and other known and unknown liabilities; and

•	litigation or other claims in connection with the acquisition of the acquired company, including claims from terminated employees, customers, former stockholders, or other third parties;

We also may not achieve the anticipated benefits from the acquired business and may incur unanticipated costs and liabilities in connection with any such acquisitions. Additionally, if we are unable to complete an acquisition, we could lose market share to competitors who are able to make such an acquisition. If any of these results occurs, our business and financial results could be adversely affected.

We have had a history of losses and we may be unable to achieve or sustain profitability.

We experienced net losses of $61.1 million, $59.6 million and $27.0 million in fiscal years 2018, 2017 and 2016, respectively. As of December 31, 2018, we had an accumulated deficit of approximately $170.4 million. We may not achieve profitability in the near future or at all. We expect to continue to expend substantial financial and other resources on, among other things:

•	investments to expand and enhance our platform and technology infrastructure, make improvements to the scalability, availability and security of our aiWARE platform, and develop new products;
•	sales and marketing, including expanding our direct sales organization and marketing programs, and expanding our programs directed at increasing our brand awareness among current and new customers;
•	hiring additional employees;
•	expansion of our operations and infrastructure, both domestically and internationally; and
•	general administration, including legal, accounting and other expenses related to being a public company.

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

Our future success depends, in part, on our ability to continue to attract and retain highly skilled personnel. We believe that there is, and will continue to be, intense competition for highly skilled management, engineering, data science, sales, marketing and other personnel with experience in our industry. We must provide competitive compensation packages and a high-quality work environment to hire, retain and motivate employees. If we are unable to retain and motivate our existing employees and attract qualified personnel to fill key positions, we may be unable to manage our business effectively, including the development, marketing and sale of our products, which could adversely affect our business, results of operations and financial condition. To the extent we hire personnel from competitors, we also may be subject to allegations that they have been improperly solicited or that they have divulged proprietary or other confidential information.

Volatility in, or lack of performance of, our stock price may also affect our ability to attract and retain key personnel. Many of our key personnel are, or will be, vested in a substantial number of shares of common stock or stock options. Employees may be more likely to terminate their employment with us if the shares they own or the shares underlying their vested options have significantly appreciated in value relative to the original purchase prices of the shares or the exercise prices of the options, or, conversely, if the exercise prices of the options that they hold are significantly above the trading price of our common stock. If we are unable to retain our employees, our business, results of operations and financial condition could be adversely affected.

We currently generate significant revenue from a limited number of key customers and the loss of any of our key customers may harm our business, results of operations and financial results.

Our ten largest customers by revenue accounted for approximately 38.8%, 60.5% and 72.2% of our net revenues in fiscal years 2018, 2017 and 2016, respectively.

To date, we have generated most of our aiWARE SaaS revenues from customers in the media and entertainment market.  During 2018, ten customers accounted for approximately 84.4% of the total revenues from our aiWARE SaaS solutions, and two national radio broadcasters represented 44.8% of such total revenues.

In our advertising business, ten customers accounted for approximately 52.2% of our total revenues from this business.  Our advertising business has experienced and may continue to experience volatility in net revenues from these largest customers, often due to reductions in their advertising budgets due to issues with their own business.

If any of our key customers decides to terminate or not to renew its contract with us or renews on less favorable terms, or suffers downturns in its business leading to a reduction in its marketing spending, and we are not able to gain additional customers or increase our revenue from other customers to offset the reduction of revenues, our business, results of operations and financial condition would be harmed.

Advertising clients periodically review and change their advertising requirements and relationships. If we are unable to remain competitive or retain key clients, our business, results of operations and financial position may be adversely affected.

The media placement industry is highly competitive, and certain advertising clients periodically put their advertising, marketing and corporate communications business up for competitive review. Clients also review the cost and benefit of servicing all or a portion of their advertising and marketing needs in-house. We have won and lost accounts in the past as a result of these reviews. In addition, from time to time, clients cancel media campaigns for their internal business reasons. Because our advertising contracts generally can be cancelled by our clients upon 30 to 90 days’ prior written notice, clients can easily change media providers or cancel media commitments on short notice without any penalty. In order to retain existing clients and win new clients, we must continue to develop solutions that meet client needs, provide quality and effective client service, and achieve clients’ requirements for return on advertising investment and pricing. In addition, our advertising business is primarily engaged in the placement of endorsed media, and we may face increased competition in this business in the future from other advertising agencies that provide a more comprehensive range of advertising services to their clients. To be able to offer a broader range of services, we would need to add additional capabilities, such as television buying, and we may not be able to do so effectively. To the extent that we are not able to remain competitive or retain key clients, our revenue may be adversely affected, which could have a material and adverse effect on our business, results of operations and financial position.

Our advertising business is dependent on growth in demand for endorsed media and the availability of sufficient media personalities to deliver such content.

Our advertising business is primarily engaged in the placement of endorsed media, which depends on the availability of media personalities to deliver the endorsed media content. The endorsed media market is still at a relatively early stage of development, and its future growth is uncertain. Our ability to grow our sales in this business will be dependent in part upon the level of interest in endorsed media among advertisers, and upon the number of available media personalities and our ability to identify and engage an increasing number of such personalities on a cost-effective basis. If demand for endorsed media fails to grow, or if we are unable to identify sufficient appropriate media personalities to deliver the endorsed media content, our ability to grow our advertising business would be impacted materially.

Acquiring and retaining advertising clients depends on our ability to avoid and manage conflicts of interest arising from other client relationships and attracting and retaining key personnel.

Our ability to acquire new advertising clients and to retain existing clients may, in some cases, be limited by clients’ perceptions of, or policies concerning, conflicts of interest arising from other client relationships. If we are unable to manage these client relationships and avoid potential conflicts of interest, our business, results of operations and financial position may be adversely affected.

Our ability to acquire new advertising clients and to retain existing clients is dependent in large part upon our ability to attract and retain our key personnel in that business, who are an important aspect of our competitiveness. If we are unable to attract and retain key personnel, our ability to provide our services in the manner clients have come to expect may be adversely affected, which could harm our reputation and result in a loss of clients, which could have a material adverse effect on our business, results of operations and financial position.

Interruptions or performance problems associated with our technology and infrastructure may adversely affect our business and operating results.

Our continued growth depends in part on the ability of customers to access our aiWARE SaaS solutions at any time and within an acceptable amount of time. We have experienced, and may in the future experience, disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, introductions of new applications and functionality, software errors and defects, capacity constraints due to an increasing number of users accessing our platform simultaneously, or security related incidents. In addition, from time to time we may experience limited periods of downtime due to cloud infrastructure failures or other technical difficulties (as well as maintenance requirements). Because we also incorporate diverse software and hosted services from many third-party vendors, we may encounter difficulties and delays in integrating and synthesizing these applications and programs, which may cause downtimes or other performance problems. It may become increasingly difficult to maintain and improve our performance, especially during peak usage times and as our platform becomes more complex and our user traffic increases. Certain of our customer contracts include service level obligations, including system uptime commitments and/or required response times in the case of technical issues. If our aiWARE SaaS solutions are unavailable or if our users are unable to access them within a reasonable amount of time or at all, we may be in breach of our contractual obligations, we may be required to issue credits or refunds to customers, and/or our customers may be entitled to terminate their contracts us, and our business would be adversely affected and our brand could be harmed. In the event of any of the factors described above, or certain other failures of our infrastructure, customer data may be permanently lost. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed, and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, customers may cease to use our aiWARE SaaS solutions and our business and operating results may be adversely affected.

Our business depends on customers increasing their use of our products and services, and we may experience loss of customers or decline in their use of our products and/or services.

Our ability to grow and generate revenue depends, in part, on our ability to maintain and grow our relationships with existing customers and convince them to increase their usage of our products and services. If our customers do not increase their use of our products and services, then our revenue may not grow and our results of operations may be harmed. Our revenue model for advertising contracts is generally structured as a percentage of the total fees for the advertisement. If our customers reduce their spending on the placement of advertisements with media vendors, or if they decide to use other marketing or selling strategies, we will experience a decline in our revenue. In addition, the revenue we receive under many of the contracts for our aiWARE SaaS solutions are based in part upon the customer’s usage of cognitive processing services and/or the volume of data maintained by the customer. It is difficult to accurately predict customers’ usage levels and the loss of customers or reductions in their usage levels may have a negative impact on our business, results of operations and financial condition. If a significant number of customers cease using, or reduce their usage of, our aiWARE SaaS solutions and services, then we may be required to spend significantly more on sales and marketing than we currently plan to spend in order to maintain or increase revenue from customers. These additional expenditures could adversely affect our business, results of operations and financial condition. Most of our customers do not have long-term contractual financial commitments to us and, therefore, most of our customers may reduce or cease their use of our platform at any time without penalty or termination charges.

We rely primarily upon AWS to operate our aiWARE SaaS solutions, and any disruption of or interference with our use of AWS or similar third party services would adversely affect our business operations.

We primarily use AWS to host our aiWARE SaaS solutions and for our storage needs. Users need to be able to access our platform at any time, without interruption or degradation of performance. AWS runs its own platform that we access, and we are, therefore, vulnerable to service interruptions at AWS. We do not have control over the operations of AWS, and we may experience interruptions, delays and outages in service and availability from time to time due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions and capacity constraints. In addition, if our security, or that of AWS, is compromised, our platform and systems are unavailable to our customers, or our customers are unable to use our platform and systems within a reasonable amount of time or at all, then our business, results of operations and financial condition could be adversely affected. In some instances, we may not be able to identify the cause or causes of these performance problems within a period of time acceptable to our customers.

AWS provides us with hosting, computing and storage capacity pursuant to agreements that may be cancelled by providing 30 days’ prior written notice, and in some cases, the agreements can be terminated immediately for cause without notice. If any of our agreements with AWS is terminated with little or no notice, we could experience interruptions on our platform and in our ability to make our platform available to customers, as well as delays and additional expenses in arranging alternative cloud infrastructure services.

While we have deployed our aiWARE platform to work on Microsoft’s Azure and AWS’ secure government clouds, the secure nature of these secure government clouds limits certain features of our aiWARE platform, which could impact a user’s experience on our platform and may make it harder to achieve broad acceptance of the cloud-based version of our platform among government users.

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

The use of our aiWARE platform involves the storage, transmission and processing of our customers’ private data, and this private media may contain confidential and proprietary information, including personal information, of our customers, their employees or third parties. The data processed and stored in our platform by customers in the government market may contain highly sensitive data that is subject to protection under government regulations, and we are obligated to comply with stringent requirements related to the security of such data, such as FedRAMP and CJIS security requirements.

Individuals or entities may attempt to penetrate our network or platform security, or that of our third-party hosting and storage providers, and could gain access to our customers’ data, which could result in the destruction, disclosure or misappropriation of proprietary or confidential information of our customers, their employees or third parties. If any of our customers’ data is accessed, disclosed, modified or destroyed without authorization, it could harm our reputation, those customers or other customers could terminate their agreements with us, or we could be exposed to civil and criminal liability, penalties and fines.

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

While we have implemented procedures and safeguards that are designed to prevent security breaches and cyber-attacks, they may not be able to protect against all attempts to breach our systems, and we may not become aware in a timely manner of any such security breach. Unauthorized access to or security breaches of our platform, network or computer systems, or those of our technology service providers or third party cognitive engine or application providers, could result in the loss of business, reputational damage, regulatory investigations and orders, litigation, indemnity obligations, damages for contract breach, civil and criminal penalties for violation of applicable laws, regulations or contractual obligations, and significant costs, fees and other monetary payments for remediation. If customers believe that our platform does not provide adequate security for the storage of sensitive information or its transmission over the Internet, our business will be harmed. If we experience security breaches or cyber-attacks or fail to comply with security requirements related to our secure government cloud environment, we may lose our ability to obtain or maintain a FedRAMP certification, which could result in the loss of business from customers in the government market.  Any of the foregoing could have a material adverse effect on our business, results of operations and financial position.

If we are not able to compete effectively, our business and operating results will be harmed.

While the market for AI-based systems for search and analysis of audio, video and other unstructured data is still in the early stages of development, we face competition from various sources, including large, well-capitalized technology companies such as Google, Microsoft, Amazon and IBM. These competitors may have better brand name recognition, greater financial and engineering resources and larger sales teams than we have. As a result, these competitors may be able to develop and introduce competing solutions and technologies that may have greater capabilities than ours or that are able to achieve greater customer acceptance, and they may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. In addition, we may also compete with smaller competitors, including developers of cognitive engines, who may develop their own solutions that perform similar services as our platform for specific use cases, as well as with systems integrations that aggregate and integrate cognitive solutions from multiple providers for their clients. We expect that competition will increase and intensify as we continue to expand our serviceable markets and the capabilities of our aiWARE platform and services. Increased competition may result in pricing pressures and require us to incur additional sales and marketing expenses, which could negatively impact our sales, profitability and market share.

If we are unable to develop and maintain successful relationships with consulting partners, our business, results of operations and financial condition could be adversely affected.

We believe that continued growth of our business depends in part upon identifying, developing and maintaining strategic relationships with consulting partners. As part of our growth strategy, we intend to further develop our relationships and business with consulting partners. If we fail to establish these relationships in a timely and cost-effective manner, or at all, then our business, results of operations and financial condition could be adversely affected. Additionally, even if we are successful at developing these relationships but there are problems or issues with the integrations, our reputation and ability to grow our business may be adversely affected.

Data protection and privacy laws and regulations could require us to make changes to our business, impose additional costs on us and reduce the demand for our software solutions.

Our customers utilize our aiWARE SaaS solutions and related services to process, analyze and store data, which may contain personal information that is subject to data protection and privacy laws in various jurisdictions.  Federal, state and foreign government bodies and agencies have adopted, or may in the future adopt, laws and regulations regarding the collection, use, processing, storage and disclosure of personal information, such as the GDPR and similar regulations adopted in other jurisdictions, including California and other states within the United States.  In addition to government regulation, privacy advocates and industry groups may propose various self-regulatory standards that may legally or contractually apply to our business.

The regulatory framework relating to privacy and data protection issues worldwide is evolving rapidly and is likely to remain uncertain for the foreseeable future. Because the interpretation and application of many privacy and data protection laws, regulations and applicable industry standards are uncertain, it is possible that these laws, regulations and standards may be interpreted and applied in a manner inconsistent with our existing privacy and data management practices. As we expand into new jurisdictions or verticals, we will need to understand and comply with various new requirements applicable in those jurisdictions or verticals. For example, we have entered into initial agreements and are actively pursuing opportunities to provide our aiWARE SaaS solutions to customers in Europe, particularly in the legal and compliance and government markets, which will involve processing of personal data.  In providing our aiWARE SaaS solutions and related services, we are deemed to be a data processor and are required to comply with the GDPR, as well as with additional obligations to our customers to support their compliance with the GDPR. The GDPR creates a range of new compliance obligations and increases financial penalties for non-compliance, which can be up to four percent of global revenue or 20 million Euros, whichever is greater, and extends the scope of the EU data protection to all companies processing personal data of EU residents, regardless of the company’s location. We are also required to comply with the GDPR as a data controller with respect to personal data of certain of our employees and individuals employed or engaged by our customers, vendors and other business partners, which we receive and process in the course of our business.

To the extent applicable to our business or the businesses of our customers, these laws, regulations and industry standards could have negative effects on our business, including by increasing our costs and operating expenses, and delaying or impeding our deployment of new core functionality and products. Compliance with these laws, regulations and industry standards requires significant management time and attention, and failure to comply could result in negative publicity, subject us to contractual liability, fines or penalties or result in demands that we modify or cease existing business practices. In addition, the costs of compliance with, and other burdens imposed by, such laws, regulations and industry standards may adversely affect our customers’ ability or desire to collect, use, process and store personal information using our software solutions, which could reduce overall demand for them. Even the perception of privacy and data security concerns, whether or not valid, may inhibit market acceptance of our software solutions in certain markets. Furthermore, privacy and data security concerns may cause our customers’ customers, vendors, employees and other industry participants to resist providing the personal information necessary to allow our customers to use our products and services effectively. Any of these outcomes could adversely affect our business and operating results.

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

As part of our growth strategy, we have opened an office in the United Kingdom, and are also planning to expand in other countries to help us increase our revenue from customers outside of the United States. We expect, in the future, to open additional foreign offices and hire employees to work at these offices in order to reach new customers and gain access to additional technical talent. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks in addition to those we already face in the United States. Because of our limited experience with international operations as well as developing and managing sales in international markets, our international expansion efforts may not be successful. In addition, we will face risks in doing business internationally that could adversely affect our business, including, but not limited to:

•	the difficulty of managing and staffing international operations and the increased operating, travel, infrastructure and legal compliance costs associated with numerous international locations;
•	the need to establish and manage additional instances of our aiWARE platform in other countries;
•	our ability to effectively price our products in competitive international markets;

•	the need to adapt and localize our products for specific countries;
•	the need to offer customer support in various languages;
•	difficulties in understanding and complying with U.S. laws, regulations and customs relating to U.S. companies operating in foreign jurisdictions;
•	difficulties in understanding and complying with local laws, regulations and customs in foreign jurisdictions, particularly in the areas of data privacy and personal privacy;
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

Our continuous access to public media may be restricted, disrupted or terminated, which would reduce the benefits of our platform for certain customers.

We continuously ingest and process large amounts of public media, creating a searchable index of such media, which we license to certain customers. Our ability to offer this service depends on our ability to continuously ingest and process large amounts of data available in the public media, and any interruption to our access to such public media will adversely affect the performance and quality of our platform for such users. Public media sources may change their policies to restrict access or implement procedures to make it more difficult or costly for us to maintain access. In February 2018, the U.S. Court of Appeals for the Second Circuit held in a recent case, Fox News v. TVEyes, that TVEyes’ indexing and keyword search capabilities constituted fair use, but that its display of portions of the public media identified in searches, as well as its downloading, emailing and date-time search capabilities, did not. This decision may limit our ability to display portions of the public media identified in searches in the absence of licenses to such media, which would significantly limit the capability and quality of our platform for some users, which in turn could cause us to lose customers. Furthermore, we may be forced to pay significant fees to certain public media sources in order to maintain access, which would adversely affect our financial condition and results of operations.

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

Our success depends, in part, on our ability to protect our brand and the proprietary methods and technologies that we develop under patent and other intellectual property laws of the United States and foreign jurisdictions so that we can prevent others from using our inventions and proprietary information. As of February 28, 2019, in the United States, we had 22 issued patents, which expire between 2027 and 2036, and had 39 patent applications pending for examination. As of such date, we also had 12 issued patents and 48 patent applications pending for examination in foreign jurisdictions (including international PCT applications), all of which are related to our U.S. patents and patent applications. We may not be issued any additional patents and any patents that have been issued or that may be issued in the future may not provide significant protection for our intellectual property. In addition, as of February 28, 2019, in the United States, we had 30 registered trademarks, and pending applications to register nine additional marks. As of such date, we also had 29 registered trademarks in foreign jurisdictions and five pending trademark applications.  If we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology and our business, results of operations and financial condition may be adversely affected.

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

We were founded in 2014 and launched our aiWARE platform in April 2015. As a result of our limited operating history, our ability to forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to plan for future growth. We have encountered and will encounter risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as:

•	market acceptance of our platform and new products;
•	reliability and scalability of our aiWARE platform and services;
•	adding new customers and new vertical markets;

•	retention of customers;
•	the successful expansion of our business;
•	competition;
•	our ability to control costs, particularly our product development and sales and marketing expenses;
•	the availability and terms of financing to meet our capital needs;
•	network outages or security breaches and any associated expenses;
•	executing acquisitions and integrating acquired businesses, technologies, services, products and other assets; and
•	general economic and political conditions.

If we do not address these risks successfully, our business, results of operations and financial condition may be adversely affected.

Our use of open source software could negatively affect our ability to sell our products and subject us to possible litigation.

Our aiWARE platform incorporates open source software, and we expect to continue to incorporate open source software in our aiWARE platform in the future. Few of the licenses applicable to open source software have been interpreted by courts, and there is a risk that these licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our products and platform. Moreover, although we have implemented policies to regulate the use and incorporation of open source software into our aiWARE platform, we cannot be certain that we have not incorporated open source software in our aiWARE platform in a manner that is inconsistent with such policies. If we fail to comply with open source licenses, we may be subject to certain requirements, including requirements that we offer our products that incorporate the open source software for no cost, that we make available source code for modifications or derivative works we create based upon, incorporating or using the open source software and that we license such modifications or derivative works under the terms of applicable open source licenses. If an author or other third party that distributes such open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from generating revenue from customers using products that contained the open source software and required to comply with onerous conditions or restrictions on these products. In any of these events, we and our customers could be required to seek licenses from third parties in order to continue offering our aiWARE SaaS solutions and to re-engineer or discontinue offering our products to customers in the event re-engineering cannot be accomplished on a timely basis. Any of the foregoing could require us to devote additional research and development resources to re-engineer our aiWARE SaaS solutions, could result in customer dissatisfaction and may adversely affect our business, results of operations and financial condition.

We could be subject to liability for historical and future sales, use and similar taxes, which could adversely affect our results of operations.

We conduct operations in multiple tax jurisdictions throughout the United States. In many of these jurisdictions, non-income-based taxes, such as sales and use taxes, are assessed on our operations. Our customers agree to pay the use taxes in the states and other jurisdictions where our services are subject to sales or use tax.  As a result, we have not billed or collected these taxes and, in accordance with generally accepted accounting principles in the United States ("U.S. GAAP"), we have not recorded a provision for our tax exposure in these jurisdictions. In the event these jurisdictions challenge our approach or our customers do not satisfy the sales or use tax obligation, such jurisdictions may assert tax assessments, penalties and/or interest, which could adversely affect our business, results of operations and financial condition.

Our business is subject to the risks of earthquakes, fire, floods and other natural catastrophic events, and to interruption by man-made problems such as power disruptions, computer viruses, data security breaches or terrorism.

Our corporate headquarters are located in Southern California, a region known for seismic activity. A significant natural disaster, such as an earthquake, fire or a flood, occurring at our headquarters, at one of our other facilities or where a business partner is located could adversely affect our business, results of operations and financial condition. Further, if a natural disaster or man-made problem were to affect AWS, our network service providers or Internet service providers, this could adversely affect the ability of our customers to use our aiWARE SaaS solutions. In addition, natural disasters and acts of terrorism could cause disruptions in our business, or the businesses of our customers or service providers. We also rely on our network and third-party infrastructure and enterprise applications and internal technology systems for our engineering, sales and marketing and operations activities. Although we maintain incident management and disaster response plans, in the event of a major disruption caused by a natural disaster or man-made problem, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our development activities, lengthy interruptions in service, breaches of data security and loss of critical data, any of which could adversely affect our business, results of operations and financial condition.

Risks Related to the Ownership of Our Securities and Our Public Company Operations

Our officers and directors have significant voting power over our company and may take actions that could conflict with the interests of our other stockholders.

As of February 28, 2019, our officers and directors collectively control approximately 25% of our voting securities. If any of our officers or directors purchases additional shares of common stock, the aggregate percentage of their equity ownership may increase further. As a result, these stockholders, if they act together, will be able to exercise significant influence over the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change of control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of our other stockholders. Due to such concentration of ownership, we may take actions with respect to our business that may conflict with the desire of other stockholders.

Furthermore, pursuant to a voting agreement (“Voting Agreement”) which will remain in effect until May 17, 2019, Acacia Research Corporation (“Acacia”) and entities affiliated with our executive officers and directors (the “Holders”) have the right to designate all nine directors on our board of directors (the “Board”). In addition, pursuant to the Voting Agreement, each of Acacia and the Holders has the right to appoint three designees to attend and participate in the meetings of our Board in a non-voting capacity. In addition, during the term of the Voting Agreement, so long as our Board includes three directors designated by Acacia, unless approved by a majority of our Board, including at least one director designated by Acacia, we cannot take any corporate action, and the Holders cannot take any stockholder action, to effect any (i) merger, consolidation or other business combination involving our company, (ii) sale, transfer or other disposition of any capital stock or assets of our company, or (iii) acquisition, license out of the ordinary course of business, or merger or other business combination with a subsidiary of our company, in each case of (i) through (iii), in which the transaction value exceeds $50 million.

As a result of these arrangements, Acacia and the Holders will be able to exercise significant influence over our business operations and on all matters requiring stockholder approval. This voting control may also discourage transactions involving a change-of-control of our company, including transactions in which our stockholders might otherwise receive a premium for their shares.

Our common stock price has been extremely volatile and could continue to fluctuate widely in price, which could result in substantial losses for investors.

The market price of our common stock has been, and we expect will continue to be, subject to extreme fluctuations over short periods of time. For example, from the completion of our IPO on May 12, 2017 through February 28, 2019, the closing price of our common stock has ranged from a low of $3.80 to a high of $65.91. These fluctuations may be due to various factors, many of which are beyond our control, including:

•	the volume and timing of our revenues and quarterly variations in our results of operations or those of others in our industry;
•	announcement of new contracts with customers or termination of contracts with customers;
•	announcement of acquisitions of other companies or businesses, or other significant strategic transactions;
•	the introduction of new services, content or features by us or others in our industry;
•	disputes or other developments with respect to our or others’ intellectual property rights;
•	media exposure of our products or of those of others in our industry;
•	changes in governmental regulations;

•	additions or departures of key personnel;
•	sales of our common stock;
•	speculative trading practices of certain market participants;
•	changes in earnings estimates or recommendations by securities analysts; and
•	general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

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

Further, we have registered all common stock issued and some of the common stock that may become issuable in the future in connection with the three acquisitions we consummated in the third quarter of 2018 and all common stock issuable under our 2014 Stock Option/Stock Issuance Plan, our 2017 Stock Incentive Plan, our 2018 Performance-Based Stock Incentive Plan and our Employee Stock Purchase Plan. As a result, these shares can be freely sold in the public market once issued. If a large number of these shares are sold in the public market, the sales could reduce our trading price.

In the future, we may also issue our securities if we need to raise additional capital or in connection with acquisitions. The number of shares of our common stock issued in connection with a financing or acquisition could constitute a material portion of our then-outstanding shares of our common stock.

If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.

As a public company, we are required to comply with the Sarbanes-Oxley Act and related rules implemented by the SEC.  The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act.  This report must contain, among other things, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective.  This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management.  In addition, we will be required to have our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting in the first annual report on Form 10-K following the date on which we are no longer an emerging growth company.

We have identified control deficiencies in our financial reporting process that constitute a material weakness for the year ended December 31, 2018. The material weakness related to the accounting for the three business acquisitions completed in the third quarter of 2018.  The identified control deficiencies resulted in a number of financial statement adjustments, including the initial value of the equity for one of the acquired businesses, the value of certain acquired intangible assets, and the value of deferred revenue as of the acquisition date.  The net impact of these adjustments on our financial statements for the year ended December 31, 2018 was not material.

We have initiated certain measures to remediate this material weakness and plan to implement additional appropriate measures in the future. However, there can be no assurance that we will be able to fully remediate this material weakness or that our remedial actions will prevent this weakness from re-occurring in the future.

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, and could have a material and adverse effect on our business, results of operations and financial condition and could cause a decline in the trading price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the Nasdaq Global Market.

We have incurred and will continue to incur increased costs as a result of being a public company, including costs related to compliance with the Sarbanes-Oxley Act and other regulations.

As a public company, we have incurred and will continue to incur significant legal, accounting, insurance and other expenses, including costs associated with public company reporting requirements. We also have incurred and will continue to incur costs associated with compliance with the Sarbanes-Oxley Act and related rules implemented by the SEC. We expect that we will need to continue to improve existing, and implement new, operational and financial systems, procedures and controls to manage our business effectively and to comply with these rules, which will increase our costs.  If we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.

We are an “emerging growth company” and a “smaller reporting company” under the U.S. federal securities laws, and the reduced reporting requirements applicable to emerging growth companies and smaller reporting companies could make our common stock less attractive to investors.

We are an “emerging growth company” and a “smaller reporting company” under U.S. federal securities laws. For as long as we continue to be an emerging growth company and/or a smaller reporting company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies or smaller reporting companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (to the extent we continue to qualify as an emerging growth company) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company until May 2022, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of any June 30 date before that time, in which case, we would no longer be an emerging growth company as of the following December 31. Even if we do not qualify as an emerging growth company, we may still qualify as a smaller reporting company, which would allow us to take advantage of many of the same exemptions from disclosure requirements that are applicable to emerging growth companies. Investors may not find our common stock attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

In addition to our principal executive offices, we lease office space in Los Angeles, Newport Beach and San Diego, California; Denver, Colorado; Binghamton and New York, New York; Arlington, Virginia; Seattle, Washington; and London, England.

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

Market Information and Holders

Our common stock is listed on the NASDAQ Global Market (“NASDAQ”) under the ticker symbol “VERI.”  As of February 28, 2019, we had 49 holders of record of our common stock based upon the records of our transfer agent, which do not include beneficial owners of common stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

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

Recent Sales of Unregistered Equity Securities

We had no sales of unregistered equity securities during the fourth quarter of 2018.

Purchases of Equity Securities

We made no purchases of our equity securities during the fourth quarter of 2018.

Performance Graph

As a smaller reporting company, we are not required to provide the performance graph required by Item 201(e) of Regulation S-K.

Item 6.	Selected Financial Data.

As a smaller reporting company, we are not required to provide the selected financial data required by Item 301 of Regulation S-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties. You should review the “Cautionary Note Regarding Forward-Looking Statements” on page ii and Item 1A (Risk Factors) of Part I of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a provider of AI solutions, including our proprietary AI operating system, aiWARE. Through our recent acquisition of Wazee Digital, we have expanded our offerings to include digital content management and licensing solutions. We also operate a full-service media advertising agency. Through our recent acquisition of Performance Bridge, we have expanded our advertising offerings to include more comprehensive podcast solutions.  Our business, products and services are discussed in detail in Item 1 (Business) of this Annual Report on Form 10-K.

The following is a discussion and analysis of certain factors that have affected our results of operations and financial condition during the periods included in the accompanying consolidated financial statements.  In this discussion, we refer to our media advertising agency (including Performance Bridge’s offerings) as our advertising business, our aiWARE platform and digital content management offerings collectively as our aiWARE SaaS solutions, and our content licensing and live events services as our aiWARE content licensing and media services.

Acquisitions

Performance Bridge

On August 21, 2018, we acquired all of the outstanding capital stock of Performance Bridge by means of a merger of one of our indirect, wholly owned subsidiaries with and into Performance Bridge, with Performance Bridge surviving the merger as our indirect, wholly owned subsidiary. We paid initial consideration of $5.2 million and expect to pay an additional $4.4 million in contingent earnout amounts based on Performance Bridge’s achievement of certain revenue milestones in its 2018 fiscal year. The initial consideration was comprised of $1.2 million paid in cash and $3.9 million paid by the issuance of a total of 349,072 shares of our common stock based on our closing stock price on August 21, 2018. The initial consideration was subject to adjustment based on a final calculation of Performance Bridge’s net assets at closing, which has been completed in the first quarter of 2019 and resulted in the issuance of an additional 6,482 shares of common stock to the former stockholder of Performance Bridge.  A portion of the initial consideration, consisting of $0.1 million in cash and 34,335 shares of common stock, was deposited into a third-party escrow account at closing and will be held in such account until August 21, 2020, to secure certain indemnification and other obligations of the former stockholder of Performance Bridge. The additional earnout consideration will be comprised of 20% cash ($0.9 million) and 80% shares of our common stock (approximately 600,000 shares) and is expected to be paid and issued in the first quarter of 2019.

We have incurred less than $0.1 million in transaction costs relating to this acquisition, which have been expensed as incurred and are included in general and administrative expenses in the accompanying statement of operations and comprehensive loss for the year ended December 31, 2018.

Wazee Digital

On August 31, 2018, we acquired all of the outstanding capital stock of Wazee Digital by means of a merger of one of our wholly owned subsidiaries with and into Wazee Digital, with Wazee Digital surviving the merger as our wholly owned subsidiary. We paid an aggregate purchase price of $12.6 million, comprised of $7.4 million paid in cash and $5.1 million paid by the issuance of a total of 491,157 shares of our common stock based on our closing stock price on August 31, 2018. A portion of the consideration, consisting of $0.9 million in cash and 60,576 shares of common stock, was deposited into a third-party escrow account at closing to secure certain indemnification and other obligations of the former stockholders of Wazee Digital.  A portion of such escrowed consideration was released in March 2019, and the balance will be held in such account until August 31, 2020.

We have incurred $1.9 million in transaction costs relating to this acquisition, which have been expensed as incurred. Also, we incurred severance expense of $0.3 million in connection with the resignation of a former Wazee Digital executive. Both the transaction costs and severance expense were included in general and administrative expenses in the accompanying statement of operations and comprehensive loss for the year ended December 31, 2018.

Machine Box

On September 6, 2018, we acquired all of the outstanding capital stock of Machine Box by means of a merger of one of our wholly owned subsidiaries with and into Machine Box, with Machine Box surviving the merger as our wholly owned subsidiary. We paid initial consideration of $1.5 million and we may pay up to an additional $3.0 million in contingent amounts if Machine Box achieves certain technical development and integration milestones within 12 months after the closing of the acquisition. The initial consideration was comprised of $0.4 million paid in cash and $1.1 million paid by issuance of a total of 128,300 shares of our common stock, of which $0.1 million in cash and 26,981 shares of common stock were held back from payment and issuance by us until September 6, 2020, to secure certain indemnification and other obligations of the former stockholders of Machine Box. The additional contingent payments (if earned) will be comprised of 20% cash and 80% shares of our common stock, and 20% of such payments will be held back to secure the indemnification obligations of the stockholders.

The fair value of the contingent amount totaled $2.9 million and is treated as compensation expense for post-combination services in accordance with the guidance in Accounting Standards Codification (“ASC”) 805, Business Combinations, as payment of such amount is conditioned upon the continued employment of certain key employees of Machine Box in addition to the achievement of certain performance milestones by Machine Box. The preliminary fair value of the contingent amount was determined using a probability-weighted expected payment model. This expense is being recognized as research and development expense over three separate intervals tied to the specific performance milestones during the twelve months following the acquisition.

We have incurred less than $0.1 million in transaction costs relating to this acquisition, which have been expensed as incurred and are included in general and administrative expenses in the accompanying statement of operations and comprehensive loss for the year ended December 31, 2018.

Atigeo Assets

In December 2017, we acquired the advanced data analytics software and related intellectual property assets of Atigeo Corporation for total cash consideration of approximately $3.0 million.

Key Performance Indicators

We track key performance indicators for each of our businesses.  For comparability, the key performance indicators discussed below reflect those that we have tracked historically and, except as indicated, exclude the results of the acquisitions that we completed in the third quarter of 2018, due to the timing of those acquisitions.  We are currently evaluating the key performance indicators that we will track for our combined businesses in 2019 and beyond.

Advertising Business

The key performance indicators for our advertising business include: (i) number of new clients, (ii) total number of clients with active advertising campaigns, (iii) average advertising spend per active client, and (iv) net revenue. Tracking the number of new and active clients provides us with insight regarding our ability to grow the market share of our advertising business by winning new clients, as well as regarding client churn. By tracking advertising spend by client, we can analyze spending trends, as well as our ability to grow advertising spend with existing clients.

The following table sets forth the results for each of the key performance indicators for our advertising business, excluding the results of Performance Bridge, for each of the last eight quarters ended December 31, 2018.  In addition, total advertising net revenues, including the results of Performance Bridge following the closing of that acquisition, are shown for the last two quarters of 2018.

	Quarter Ended
	Mar 31,	June 30,	Sept 30,	Dec 31,	Mar 31,	June 30,	Sept 30,	Dec 31,
	2017	2017	2017	2017	2018	2018	2018	2018
Net new advertising clients added during quarter	8	16	9	14	14	14	10	14
Clients with active advertising campaigns during quarter	39	45	49	57	60	74	78	76
Average advertising spend per active client during quarter (in 000's)	$670	$695	$649	$464	$490	$425	$540	$616
Net revenue during quarter (in 000's)	$2,899	$3,739	$3,288	$3,023	$3,121	$3,308	$4,296	$4,681
Total advertising net revenues during quarter, including acquisitions (in 000's)							$4,730	$5,986

Our advertising business has experienced and may continue to experience volatility in net revenues due to a number of factors, including: (i) the timing of new large client wins; (ii) loss of clients who choose to replace our services by bringing their advertising placement in-house; (iii) clients who experience reductions in their advertising budgets due to issues with their own business; (iv) losses of clients who change providers from time to time based largely on pricing; and (v) the seasonality of the campaigns for certain large clients. Our advertising business also relies on certain large key clients and has historically generated a significant portion of its net revenues from a few major clients. In 2018, our ten largest customers by revenue collectively accounted for approximately 52% of our advertising net revenues compared with 67% in 2017. As we continue to grow and diversify our client base, we expect that our average media spend per active client may decline, while our dependency on a limited number of large clients will also be minimized.

aiWARE SaaS Solutions

The key performance indicators for our aiWARE SaaS solutions include: (i) total number of customers on the platform; (ii) total number of accounts on the platform, (iii) number of active third-party cognitive engines on the platform, (iv) hours of data processed, (v) total contract value of new bookings, (vi) monthly recurring revenue under active agreements, and (vii) net revenue. As noted above, these key performance indicators reflect those that we have tracked related to our aiWARE platform in particular, prior to our acquisitions. We are currently evaluating the key performance indicators that we will track for our combined businesses in the future.

The following table sets forth the key performance indicators for our aiWARE SaaS solutions, excluding the results of our Wazee Digital and Machine Box acquisitions, for each of the last eight quarters ended December 31, 2018.   In addition, total aiWARE SaaS revenues, including the results of such acquisitions, are shown for the last two quarters of 2018.

	Quarter Ended
	Mar 31,	June 30,	Sept 30,	Dec 31,	Mar 31,	June 30,	Sept 30,	Dec 31,
	2017	2017	2017	2017	2018	2018	2018	2018
Total customers at quarter end	25	38	37	57	70	86	93	97
Total accounts on platform at quarter end	57	169	170	467	591	625	634	814
Active third-party cognitive engines at quarter end	48	69	122	151	184	214	252	287
Hours of data processed during quarter	367,000	438,000	711,000	1,357,000	2,805,000	2,729,000	2,830,000	3,566,000
Total contract value of new bookings received during quarter (in 000's)	$1,947	$151	$2,645	$360	$237	$583	$226	$898
Monthly recurring revenue under agreements in effect at quarter end (in 000's)	$110	$132	$135	$173	$169	$214	$191	$229
Net revenue during quarter (in 000's)	$209	$348	$431	$476	$1,267	$860	$1,077	$1,482
Total aiWARE SaaS net revenues during quarter, including acquisitions (in 000's)							$1,406	$2,426

Seasonality

Our advertising business has historically experienced occasional seasonality, which is due primarily to the seasonal nature of some of our client’s advertising activities. As such, our net revenues in our advertising business are impacted by the timing of particular advertising campaigns of our major clients, which can and do vary from period to period.

We also anticipate that we will experience seasonality in our aiWARE content licensing and media services, primarily related to the timing of major sporting events throughout the year. As such, revenues from these services may fluctuate significantly from period to period.

Common Stock Offerings

In May 2017, we completed an underwritten initial public offering (“IPO”) of 2,500,000 shares of our common stock at an IPO price per share to the public of $15.00, pursuant to which we raised net proceeds of approximately $32.6 million, after deducting underwriting discounts and commissions and offering costs of approximately $4.9 million.

In November 2017, we completed an offering of our common stock, pursuant to which we sold an aggregate of 1,121,250 shares of our common stock (which included the full exercise of the underwriters’ option to purchase additional shares) at $23.00 per share, for aggregate net proceeds of approximately $23.8 million after deducting underwriting discounts and commissions and offering costs of approximately $2.0 million.

In June 2018, we completed an offering of our common stock, pursuant to which we sold an aggregate of 1,955,000 shares of our common stock (which included the full exercise of the underwriters’ option to purchase additional shares) at $18.00 per share, for aggregate net proceeds of approximately $32.8 million after deducting underwriting discounts and commissions and offering costs of approximately $2.3 million.

Acacia Investment

In 2016, we entered into an Investment Agreement with Acacia that provided for Acacia to invest up to $50.0 million in our company, consisting of both debt and equity components. Pursuant to the Investment Agreement, we entered into a convertible secured promissory note that provided a total of $20.0 million in borrowings with an interest rate of 6.0% per annum (the “Acacia Note”). The Acacia Note was secured by substantially all of our assets. Upon the completion of our IPO in May 2017, the outstanding $20.0 million of principal and all accrued interest under the Acacia Note were converted into 1,523,746 shares of our common stock at a conversion price per share of $13.6088.

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

Bridge Loan Financing

In March 2017, we entered into a Note Purchase Agreement with Acacia and Veritone LOC I, LLC (“VLOC”), (collectively the “Bridge Loan Lenders”), which provided for an $8.0 million line of credit pursuant to secured convertible notes that accrued interest at the rate of 8% per year, compounded quarterly (the “Bridge Loan”). The Bridge Loan was secured by a security interest in substantially all of our assets, which was of equal priority to the security interest of Acacia under the Acacia Note. We borrowed the initial $2.0 million installment under the Bridge Loan in March 2017, and we borrowed the second $2.0 million installment in April 2017. Prior to the completion of our IPO, the Bridge Loan Lenders exercised their options to advance the $4.0 million remaining under the Bridge Loan. Upon the completion of our IPO, the $8.0 million of principal and all accrued interest under the Bridge Loan were automatically converted into 590,717 shares of our common stock at a conversion price per share of $13.6088.

In connection with the Bridge Loan, we issued 120,000 shares of our common stock to the Bridge Loan Lenders upon the execution of the Note Purchase Agreement. In addition, in connection with the funding of the $8.0 million principal amount of the Bridge Loan, we issued to the Bridge Loan Lenders an aggregate of 180,000 shares of our common stock and warrants to purchase an aggregate of 240,000 shares of our common stock, which have a ten-year life. Such warrants were automatically adjusted upon completion of the IPO to be exercisable to purchase an aggregate of 313,440 shares of our common stock (representing 1.5% of our fully diluted shares outstanding immediately following completion of our IPO) at an exercise price per share of $13.6088.

Redeemable Convertible Preferred Stock

Upon completion of our IPO in May 2017, our Series B preferred stock, which had a liquidation preference of $18.7 million, was automatically converted into 2,309,135 shares of our common stock, and our Series A preferred stock, which had a liquidation preference of $8.6 million, was automatically converted into 2,922,798 shares of our common stock.

Net Loss Carryforwards

As of December 31, 2018, we had federal and state income tax net operating loss carryforwards (“NOLs”) totaling approximately $122.3 million and $119.6 million, respectively. The U.S. federal and state NOLs will begin to expire in 2034 and 2019, respectively, unless previously utilized. The U.S. federal net operating loss carryforwards generated after January 1, 2018 may be carried forward indefinitely, but are subject to a utilization limitation of 80% of our taxable income in any tax year. In addition, we had federal and state research and development credit carryforwards totaling approximately $0.3 million each as of December 31, 2018. The federal research and development credit carryforwards will expire in 2036 if unused and the state research and development credit carryforward may be carried forward indefinitely.

In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” (generally defined as a cumulative change (by value) of more than 50% in the equity ownership of certain stockholders over a rolling three-year period) is subject to limitations on its ability to utilize its pre-change NOLs to offset post-change taxable income. Our existing NOLs may be subject to limitations arising from previous ownership changes, and our ability to utilize NOLs could be further limited by Section 382 of the Code. In addition, future changes in our stock ownership, some of which may be outside of our control, could result in an ownership change under Section 382 of the Code. The amount of such limitations, if any, has not been determined.

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

Management evaluated the development and selection of its critical accounting policies and estimates and believes that the following involve a higher degree of judgment or complexity and are most significant to reporting our results of operations and financial position and are therefore discussed as critical. The following critical accounting policies reflect the significant estimates and judgments used in the preparation of our consolidated financial statements. With respect to critical accounting policies, even a relatively minor variance between expected and actual experience can potentially have a materially favorable or unfavorable impact on subsequent results of operations. More information on these critical accounting policies and our significant accounting policies can be found in Note 2 to our audited consolidated financial statements included in Part II, Item 8 (Financial Statements and Supplementary Data).

Accounting for Business Combinations

As part of the purchase accounting for the three businesses we acquired in 2018, we estimated the fair values of the assets acquired and liabilities assumed.  The fair value estimates used to record the purchase price allocation in our financial statements as of and for the year ended December 31, 2018 are preliminary because we have not completed the analysis of the businesses’ income tax accounts as of their acquisition dates and are considering the impact that our purchase may have on those income tax accounts.  We expect to finalize the fair value estimates used in the purchase accounting within one year of the acquisition dates.

A fair value measurement is determined as the price we would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. In the absence of active markets for the identical assets or liabilities, such measurements involve developing assumptions based on market observable data and, in the absence of such data, internal information that is consistent with what market participants would use in a hypothetical transaction that occurs at the measurement date. In the context of purchase accounting, the determination of fair value often involves significant judgments and estimates by management, including the selection of valuation methodologies, estimates of future revenues, costs and cash flows, discount rates, and selection of comparable companies.  The estimated fair values reflected in the preliminary purchase accounting rely on management’s judgment and the expertise of a third-party valuation firm engaged to assist in concluding on the fair value measurements.

Impairment of Goodwill and Long-Lived Assets

Goodwill is not amortized but instead is tested at least annually for impairment, or more frequently when events or changes in circumstances indicate that goodwill might be impaired. Our annual impairment test is performed during the second quarter.  In assessing goodwill impairment, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that the fair value of such reporting unit is less than its carrying amount. Our qualitative assessment of the recoverability of goodwill considers various macro-economic, industry-specific and company-specific factors. These factors include: (i) severe adverse industry or economic trends; (ii) significant company-specific actions, including exiting an activity in conjunction with restructuring of operations; (iii) current, historical or projected deterioration of our financial performance; or (iv) a sustained decrease in our market capitalization below its net book value. If, after assessing the totality of events or circumstances, we determine it is unlikely that the fair value of such reporting unit is less than its carrying amount, then a quantitative analysis is unnecessary. However, if we conclude otherwise, or if we elect to bypass the qualitative analysis, then we are required to perform a quantitative analysis that compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered impaired; otherwise, a goodwill impairment loss is recognized for the lesser of: (a) the amount that the carrying amount of a reporting unit exceeds its fair value; or (b) the amount of the goodwill allocated to that reporting unit.

We review long-lived assets to be held and used, other than goodwill, for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If an evaluation of recoverability is required, the estimated undiscounted future cash flows directly associated with the asset are compared to the asset’s carrying amount. If the estimated future cash flows from the use of the asset are less than the carrying value, an impairment write-down would be recorded to reduce the asset to its estimated fair value.

Revenue Recognition

As described below, significant management judgment must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of revenue recognized or deferred for any period if management makes different judgments.

Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) all obligations have been performed pursuant to the terms of the agreement, (iii) amounts are fixed or determinable and (iv) collectability of amounts is reasonably assured.

We make estimates and judgments when determining whether the collectability of receivables from customers is reasonably assured. We assess the collectability of receivables based on a number of factors, including past transaction history and the creditworthiness of customers. If it is determined that collection is not reasonably assured, the revenue is recognized when collectability becomes reasonably assured, assuming all other revenue recognition criteria have been met, which is generally upon receipt of cash for transactions where collectability may have been an issue. Management’s estimates regarding collectability impact the actual revenues recognized each period and the timing of the recognition of revenues. Our assumptions and judgments regarding future collectability could differ from actual events and thus materially impact our financial position and results of operations.

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

Stock-Based Compensation Expense

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

We generally estimate the fair value of stock options, as well as purchase rights under our Employee Stock Purchase Plan (“ESPP”), using the Black-Scholes-Merton option pricing model.  We estimate the fair values of certain performance-based stock options granted under our 2018 Performance-Based Stock Incentive Plan (the “2018 Plan”), the vesting of which is conditioned upon the achievement of specified target stock prices for our common stock, utilizing a Monte Carlo simulation model based on the probability of targets being achieved.  Fair values are estimated separately for each tranche of such performance stock options that is tied to a particular stock price target.

Determining the appropriate fair value of stock options and ESPP awards at the grant date requires significant judgment, including estimating the volatility of our common stock, the expected term of awards, and the derived service periods for each tranche of performance stock options. For stock options granted prior to June 2018, we estimated volatility based on the historical volatility of the shares of a group of publicly traded peer companies, equally weighted, over the expected term. For the performance stock options granted in May 2018 (which were approved by stockholders in June 2018), and for all stock options granted thereafter, we included the historical volatility of our common stock along with the volatility of the peer group since our common stock had been trading publicly for over 12 months. In calculating estimated volatility, the volatility of our common stock has been given a 25% weighting, and the volatility of the peer group companies has been given a 75% weighting, with each peer company weighted equally. We will continue utilizing this combination and will periodically assess the weightings as additional historical volatility data for our own shares of common stock becomes available.

Beginning in the first quarter of 2018, we elected to recognize actual forfeitures as they occur and not estimate forfeitures in determining our stock-based compensation expense.

In June 2018, our stockholders approved the performance-based non-statutory stock options (each, a “Performance Option”) granted in May 2018 to our Chief Executive Officer (the “CEO Award”) and President (the “President Award”) under the 2018 Plan.  The numbers of shares underlying the CEO Award and the President Award are 1,809,900 and 1,357,425, respectively.  The CEO Award and the President Award will become exercisable in three equal tranches based on the achievement of specific market price goals for our common stock. For each tranche to become exercisable, the closing price per share of our common stock must meet or exceed the applicable stock price goal for a period of 30 consecutive trading days. The exercise price of each of the CEO Award and the President Award is $21.25 per share.  Each Performance Option will have a term of ten years following the grant date, subject to earlier termination in the case of cessation of the awardee’s continued service with the Company.

We engaged a third-party valuation specialist to value the CEO Award and the President Award and to determine the derived service period for each tranche of these awards.  The valuation specialist used a Monte Carlo simulation model which incorporated three key assumptions: dividend yield, risk-free interest rate; and estimated volatility.  The estimated volatility required the most judgment of those three assumptions, and it was weighted as 75% of the median volatility of 10 guideline public companies and 25% of the historical volatility for our company.  The estimated volatility was 73%.  If the selected volatility was higher, the fair value of the Performance Options would have increased.

Accounting for Income Taxes

We account for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are established for temporary differences between the financial statement carrying amounts and the tax bases of our assets and liabilities using statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse.

We assess the likelihood that the deferred tax assets will be recovered from future taxable income and, if recovery is not more likely than not, we establish a valuation allowance to reduce the deferred tax assets to the amounts expected to be realized. Realization of the deferred tax assets is dependent on us generating sufficient taxable income in future years to obtain a benefit from the reversal of temporary differences and from net operating losses. Due to uncertainties related to our ability to utilize our deferred tax assets in future periods, we have recorded a full valuation allowance against our net deferred tax assets, in the amount of $35.2 million, as of December 31, 2018. These assets consist primarily of NOLs.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and our valuation allowance. In assessing the need for a valuation allowance, management has considered both the positive and negative evidence available, including but not limited to, our prior history of net losses, projected future outcomes, industry and market trends and the nature of existing deferred tax assets. In management’s judgment, any positive indicators are outweighed by the uncertainties surrounding our estimates and judgments of potential future taxable income, due primarily to uncertainties surrounding the timing of realization of future taxable income. In the event that actual results differ from these estimates or we adjust these estimates should we believe we would be able to realize these deferred tax assets in the future, an adjustment to the valuation allowance would increase income in the period such determination was made.

The Tax Cuts and Jobs Act (the “Tax Reform”) was enacted in December 2017. Among other things, the primary provision of the Tax Reform impacting us is the reduction in the U.S. corporate income tax rate from 35% to 21%. The change in tax law required us to remeasure existing net deferred tax assets using the lower rate in the period of enactment, resulting in an income tax expense of approximately $10 million in the year ended December 31, 2017. This expense was fully offset by a corresponding reduction in our valuation allowance. In our consolidated financial statements for 2017, we reported provisional amounts for the income tax effects of the Tax Reform for which the accounting was incomplete but a reasonable estimate could be determined. We have completed our accounting related to the Tax Reform.  No further adjustments were made with respect to the previously recorded provisional amounts.

Recently Adopted Accounting Pronouncements

In the third quarter of 2018, we adopted Accounting Standards Update (“ASU”) No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions of assets or businesses and provide criteria to determine if a set of assets and activities is a business. The adoption of this update did not have a material impact on our consolidated financial position and results of operations for the year ended December 31, 2018.

In the first quarter of 2018, we adopted ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The standard is intended to simplify several areas of accounting for stock-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and treatment of forfeitures. We have elected to recognize actual forfeitures as they occur and not estimate forfeitures in determining our stock-based compensation expense. We recorded the cumulative impact of this new accounting standard as a charge to accumulated deficit as of January 1, 2018. The adoption of this update did not have a material impact on our condensed consolidated financial statements.

In connection with the Tax Reform, on December 22, 2017, the U.S. Securities and Exchange Commission Staff, or SEC Staff, issued guidance in Staff Accounting Bulletin No. 118 (“SAB 118”) to address certain fact patterns where the accounting for changes in tax laws or tax rates under ASC Topic 740 is incomplete upon issuance of an entity's financial statements for the reporting period in which the Tax Reform is enacted. As permitted in SAB 118, in 2017, we took a measurement period approach and reported certain provisional amounts, based on reasonable estimates, for certain tax effects in which the accounting under ASC 740 is incomplete. Such provisional amounts were subject to adjustment during a limited measurement period, not to extend beyond one year from the tax law enactment date, until the accounting under ASC 740 was complete. We have completed our accounting related to the Tax Reform. No further adjustments were made with respect to the previously recorded provisional amounts.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount that the entity expects to be entitled to receive when products are transferred to customers. Subsequently, the FASB has issued the following standards related to ASU 2014-09: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (“ASU 2016-08”); ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”); and ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12,” and together with ASU 2014-09, ASU 2016-08 and ASU 2016-10, the “new revenue standard”). The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. As an emerging growth company, we are not required to accelerate the application of the revenue standard to interim periods. The new revenue standard will be effective for our annual periods beginning after December 15, 2018 and to interim periods within annual reporting periods beginning after December 15, 2019.

We will apply the new revenue standards on a modified retrospective basis with an adjustment to retained earnings to recognize the cumulative effect of adoption. We are currently evaluating the impact this standard will have on our consolidated financial statements.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), a consensus of the FASB’s Emerging Issues Task Force, which provides guidance intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. This standard will be effective for us beginning in the first quarter of 2019, with early adoption permitted. We do not expect the adoption of this new standard to have a material impact on our consolidated statement of cash flows.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. An entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if the reporting unit had been acquired in a business combination. Instead, under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The FASB also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment. The amendments in this update will be effective for us beginning with fiscal year 2022, including interim periods, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of the amendments in this update is not expected to have a material impact on our consolidated financial position and results of operations.

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which provides expanded guidance to simplify the accounting for stock-based compensation by aligning the treatment of stock-based awards for nonemployees with that of stock-based awards for employees. This standard will be effective for us beginning in the first quarter of fiscal year 2019. We are currently evaluating the impact that the adoption of this new standard will have on our consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, as part of its disclosure framework project intended to improve the effectiveness of disclosures in the notes to the financial statements by updating certain disclosure requirements related to fair value measurements. The standard will be effective for us beginning in the first quarter of fiscal year 2020, with early adoption permitted. We are currently evaluating the impact that the adoption of this new standard will have on our consolidated financial statements.

Results of Operations

The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our net revenues for those periods. The period-to-period comparisons of our historical results are not necessarily indicative of the results that may be expected in the future.

(dollars in thousands)	Year Ended December 31,
	2018	2017
Net revenues	$27,047	$14,413
Cost of revenues	6,479	1,070
Gross profit	20,568	13,343
Operating expenses:
Sales and marketing	22,470	14,699
Research and development	22,095	13,970
General and administrative	37,993	31,436
Total operating expenses	82,558	60,105
Loss from operations	(61,990)	(46,762)
Other income (expense), net	908	(12,833)
Loss before provision for income taxes	(61,082)	(59,595)
Provision for income taxes	22	6
Net loss	(61,104)	(59,601)
Accretion of redeemable convertible preferred stock	—	(4,470)
Net loss attributable to common stockholders	$(61,104)	$(64,071)

	Year Ended December 31,
	2018	2017
Net revenues	100.0%	100.0%
Cost of revenues	24.0	7.4
Gross profit	76.0	92.6
Operating expenses:
Sales and marketing	83.1	102.0
Research and development	81.7	96.9
General and administrative	140.4	218.1
Total operating expenses	305.2	417.0
Loss from operations	(229.2)	(324.4)
Other income (expense), net	3.4	(88.9)
Loss before provision for income taxes	(225.8)	(413.5)
Provision for income taxes	0.1	—
Net loss	(225.9)	(413.5)
Accretion of redeemable convertible preferred stock	—	(31.0)
Net loss attributable to common stockholders	(225.9)	(444.5)

Year Ended December 31, 2018 Compared With Year Ended December 31, 2017

Net Revenues

	Year Ended
(dollars in thousands)	December 31,
	2018	2017	$ Change	% Change
Advertising	$17,146	$12,949	$4,197	32.4%
aiWARE SaaS Solutions	5,958	1,464	4,494	307.0%
aiWARE Content Licensing and Media Services	3,943	—	3,943	NM
Net revenues	$27,047	$14,413	$12,634	87.7%

The year-over-year increase in total net revenues was due primarily to the $7.0 million of revenues generated by Wazee Digital and Performance Bridge following our acquisition of those businesses in the third quarter of 2018.  Also contributing to the year-over-year increase was an increase in revenues generated from our aiWARE SaaS solutions (excluding acquisitions) of $3.2 million, or approximately 220%, compared with 2017, due primarily to growth in the number of accounts on our platform, as we continued to grow our business with existing customers and add new customers in the media and entertainment market. In addition, advertising revenues (excluding acquisitions) increased by $2.5 million, or approximately 19%, in 2018 compared with 2017, attributable to increased business with both existing and new clients. All of the revenues generated from aiWARE content licensing and media services in 2018 resulted from our acquisition of Wazee Digital, for which we had no corresponding revenue in 2017.

In late 2018, we released new applications on our aiWARE platform, including our Attribute application for use by customers in the media and entertainment market, and our IDentify and Redact applications, which address use cases primarily in the government market.  We are currently developing other industry-specific applications for the legal and compliance market, which we expect to release in approximately the first half of 2019.  We expect to generate additional revenues from these new applications in 2019.

Gross Profit and Margin

	Year Ended
(dollars in thousands)	December 31,
	2018	2017	$ Change	% Change
Cost of net revenue	$6,479	$1,070	$5,409	505.5%
Gross profit	20,568	13,343	7,225	54.1%
Gross margin	76.0%	92.6%

The decrease in gross margin in 2018 compared with 2017 reflects the overall change in the mix of our net revenues.  Our advertising revenues, which have gross margins exceeding 95%, represented 90% of our total revenues in 2017 and 63% of our total revenues in 2018.  With the higher proportion of net revenues from our aiWARE SaaS solutions and aiWARE content licensing and media services, which generally have lower gross margins than our advertising business, our overall gross margin decreased in 2018.  We expect this trend to continue over time as our aiWARE net revenues continue to comprise a higher proportion of our total net revenues.  In addition, our cost of revenues for 2018 included $0.8 million of expense related to the amortization of intangible assets acquired in 2018, which reduced our gross margin by approximately 300 basis points compared with 2017.

The gross margins associated with our aiWARE SaaS solutions are impacted by fees charged by our vendors for cloud infrastructure and to process and store media in our platform. Our arrangements with cloud infrastructure providers typically require us to pay fees that are based on computing time, data storage and transfer volumes, and reserved computing capacity. We also pay fees to third-party providers of cognitive engines, which are generally based upon the hours of media processed through their engines. The gross margins associated with our aiWARE content licensing and media services are impacted by royalties paid to content owners on revenues generated from our licensing of their content, and fees charged by vendors that provide products and services in support of our live event services.  In our advertising business, gross margin is impacted by production costs relating to advertising content.

Operating Expenses

	Year Ended
(dollars in thousands)	December 31,
	2018	2017	$ Change	% Change
Sales and marketing	$22,470	$14,699	7,771	52.9%
Research and development	22,095	13,970	8,125	58.2%
General and administrative	37,993	31,436	6,557	20.9%
Total operating expenses	$82,558	$60,105	22,453	37.4%

Sales and Marketing. The increase in sales and marketing expenses in absolute dollars in 2018 compared with 2017 was due primarily to higher personnel costs driven by an increase in average month-end headcount in 2018, and to the addition of sales and marketing expenses for Wazee Digital and Performance Bridge following completion of those acquisitions in the third quarter of 2018. As a percentage of net revenues, sales and marketing expenses declined to 83.1% in 2018 from 102% in 2017, due to the operating leverage provided by our higher revenue levels.

We intend to continue to invest in sales and marketing in order to drive greater awareness of our aiWARE SaaS solutions, pursue opportunities and gain customers in our target markets in order to grow our business. As such, we expect that our sales and marketing expenses will continue to increase in absolute dollars but will decrease as a percentage of net revenue as we grow revenues in the future.

Research and Development. The increase in research and development expense in 2018 compared with 2017 was attributable primarily to higher personnel costs resulting from an increase in average month-end headcount in 2018 as we continued to enhance our existing products and develop new products and functionality, and to the addition of research and development expense from Wazee Digital and Machine Box following completion of those acquisitions in the third quarter of 2018. Also, in 2018, research and development expense included amortization expense of $1.0 million related to a research-based technology that we acquired in December 2017. As a percentage of net revenues, research and development expense declined to 81.7% in 2018 from 96.9% in 2017, due to the operating leverage provided by our higher revenue levels.

We intend to continue to invest in the development of our AI capabilities and enhancement of our aiWARE SaaS solutions and services and expect that our research and development expense will continue to increase in absolute dollars but will decrease as a percentage of net revenue as we grow revenues in the future.

General and Administrative. The increase in general and administrative expenses in 2018 compared with 2017 was due to transaction costs of $2.1 million incurred in connection with our acquisitions in the third quarter of 2018; increased legal fees for intellectual property protection, corporate development and general corporate matters; higher occupancy costs; and higher personnel costs resulting from an increase in average month-end headcount in 2018. This increase was offset in part by a reduction of $3.1 million in stock-based compensation expense in 2018 due to an expense of $9.3 million recorded in 2017 related to the vesting of performance-based stock options that did not recur in 2018. As a percentage of net revenues, general and administrative expenses declined to 140.4% in 2018 from 218.1% in 2017, due to the operating leverage provided by our higher revenue levels.

We expect that we will incur additional general and administrative expenses in the future to support the growth of our business and meet the increased compliance requirements associated with international expansion and our operation as a public company.

Other Income (Expense), Net

Other income, net was $0.9 million in 2018, comprised primarily of interest income earned on our cash equivalents and our marketable securities portfolio.  Other expense, net was $12.8 million in 2017, comprised primarily of the following:

•

Interest expense, which included amortization of debt discounts and debt issuance costs, from the beginning of the year through the date that the related debt instruments were converted to common stock in connection with our IPO, resulted in net expense of $4.0 million;

•	Upon the exercise in full of the Primary Warrant in connection with our IPO, we issued to Acacia the 10% Warrant and recorded an expense of $5.8 million, representing the fair value of this warrant;
•	The net book value of debt discounts and issuance costs were written off when the related debt was converted into common stock in connection with our IPO, resulting in an expense of $7.3 million;
•	Common stock and warrants were issued to the Bridge Loan Lenders related to the Bridge Loan, and we recorded an expense of $2.9 million, representing the fair value of such shares and warrants; and
•	Upon the exercise of the Primary Warrant in connection with our IPO, the carrying value of this warrant, which was reflected as a liability, was reversed, resulting in a gain of $7.1 million.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents and marketable securities, which totaled $51.1 million as of December 31, 2018, compared with total cash and cash equivalents and marketable securities of $69.1 million as of December 31, 2017. The decrease in our cash and cash equivalents and marketable securities balances in 2018 was due primarily to the cash used to fund our operations and the acquisitions that we completed in the third quarter of 2018, offset by the proceeds received from our common stock offering in June 2018.

Cash Flow Analysis

A summary of our operating, investing and financing activities is shown in the following table:

	Year Ended
(in thousands)	December 31,
	2018	2017
Cash used in operating activities	$(42,227)	$(31,911)
Cash provided by (used in) investing activities	15,929	(44,327)
Cash provided by financing activities	34,292	93,705
Net increase in cash and cash equivalents	$7,994	$17,467

Cash Used in Operating Activities

Our operating activities used cash of $42.2 million in 2018 and $31.9 million in 2017. Our cash used in operating activities increased in 2018 compared with 2017, due primarily to higher personnel costs in sales and marketing and research and development to develop and expand sales of our aiWARE SaaS solutions. Our net loss in 2018 and 2017 included non-cash stock-based compensation expense of $15.5 million and $16.1 million, respectively. Our net loss in 2017 also included two additional categories of non-cash expenses: (1) net expenses related to our IPO that totaled $8.9 million, and (2) accrued interest expense, which was converted to common stock at the time of our IPO, and related amortization of debt discounts and debt issuance costs related to debt outstanding prior to our IPO, which totaled $4.0 million.

We gauge the amount of cash utilized in our operating activities using the adjusted EBITDAS metric presented below under the heading “Non-GAAP Financial Measure.” Our use of cash as measured by adjusted EBITDAS increased to $39.0 million in 2018 from $30.2 million in 2017.

Cash Provided by (Used in) Investing Activities

Our investing activities provided cash of $15.9 million in 2018 as we used the proceeds of maturing marketable securities to fund a portion of the cash used in operating activities.  We also used the proceeds of maturing marketable securities to fund the cash portion of the consideration paid for our acquisitions in 2018 and for various capital expenditures, including leasehold improvements, equipment and furnishings for our headquarters which we moved into in March 2018.  In 2017, we used a portion of the cash we raised in 2017 common stock offerings to purchase marketable securities as the common stock offering proceeds were intended to be used to support the future growth of our business.  Also, we used $3.0 million to purchase the assets of Atigeo Corporation in December 2017.

Cash Provided by Financing Activities

Our financing activities provided cash of $34.3 million in 2018, consisting primarily of $32.8 million in net proceeds from our common stock offering in June 2018.  Our financing activities provided cash of $93.7 million in 2017, consisting primarily of $56.5 million in net proceeds from common stock offerings ($32.6 million from our IPO and $23.9 million from a follow-on offering), $29.3 million in proceeds received from the exercise of the Primary Warrant, and $8.0 million in borrowings under the Bridge Loan.

Capital Resources

In June 2018, we entered into an Equity Distribution Agreement with JMP Securities LLC, as sales agent (“JMP Securities”), pursuant to which we may offer and sell, from time to time, through JMP Securities, shares of our common stock having an aggregate offering price of up to $50.0 million of which $47.5 million remains available for sale. Subject to the terms and conditions of the Equity Distribution Agreement and satisfaction of certain conditions, JMP Securities will use commercially reasonable efforts, consistent with its normal trading and sales practices, applicable state and federal law, rules and regulations, and the rules of The Nasdaq Global Market, to sell shares of our common stock from time to time based upon our instructions, including any price, time or size limits that we specify, in any method deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act. We will pay JMP Securities a commission of 3.0% of the aggregate gross proceeds from each sale of shares.

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

We expect to use up to $1.5 million in cash in the next twelve months to fund the cash portions of the contingent payments in connection with our acquisitions of Performance Bridge and Machine Box if and to the extent such payments are earned.

As of December 31, 2018, we had no outstanding debt obligations. We currently have no available lines of credit for future borrowings.

We have generated significant losses since inception and expect to continue to generate losses for the foreseeable future as we continue to make significant investments in developing and selling our aiWARE SaaS solutions. However, we believe that our current cash and cash equivalents and marketable securities balances will be sufficient to fund the contingent payments discussed above and our operations in the ordinary course of business for at least the next twelve months. We have no present agreements or commitments with respect to any material acquisitions of businesses or technologies or any other material capital expenditures. We will continue to evaluate potential acquisitions of and/or investments in companies or technologies that complement our business and may make such acquisitions and/or investments in the future. Accordingly, we may need to obtain additional sources of capital in the future to finance any such acquisitions and/or investments. We may not be able to obtain such financing on commercially reasonable terms, if at all. If we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing.

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

	Year Ended
(in thousands)	December 31,
	2018	2017
Reconciliation of Net Loss to Adjusted EBITDAS:
Net loss	$(61,104)	$(59,601)
Interest expense	—	496
Provision for income taxes	22	6
Depreciation and amortization	3,701	253
Amortization of debt discounts and issuance costs	—	3,740
Stock-based compensation expense	14,383	16,089
Issuance of warrants	207	5,790
Write-off of debt discounts and debt issuance costs at IPO	—	10,132
Change in fair value of warrant liability	(184)	(7,114)
Costs related to unsolicited acquisition proposal	116	—
Machine Box contingent payments	1,386	—
Acquisition and integration-related costs	2,427	—
Adjusted EBITDAS	$(39,046)	$(30,209)

Jumpstart Our Business Startups Act of 2012 (JOBS Act)

In April 2012, the JOBS Act was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of such extended transition period. Section 107 of the JOBS Act provides that we can elect to opt out of the extended transition period at any time, which election is irrevocable. Subject to certain conditions, as an emerging growth company, we may rely on certain exemptions and reduced reporting requirements under the JOBS Act, including without limitation, (i) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (ii) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more, (ii) the last day of the fiscal year following the fifth anniversary of our IPO, (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt over a three-year period, or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information required by Item 305 of Regulation S-K.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Veritone, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheet of Veritone, Inc. and subsidiaries (the “Company”) as of December 31, 2018, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provided a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2018.

Los Angeles, CA

March 18, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Veritone, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Veritone, Inc. (the “Company”) as of December 31, 2017, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit) and cash flows for the year ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Marcum LLP

/s/ Marcum LLP

We served as the Company’s auditor from 2016 to 2018.

Costa Mesa, California

March 9, 2018

VERITONE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share and share data)

	As of
	December 31,	December 31,
	2018	2017
ASSETS
Cash and cash equivalents	$37,539	$29,545
Marketable securities	13,565	39,598
Accounts receivable, net of allowance for doubtful accounts of $40 and $38, respectively	29,142	7,691
Expenditures billable to clients	2,695	4,163
Prepaid expenses and other current assets	3,579	2,808
Total current assets	86,520	83,805
Property, equipment and improvements, net	4,008	680
Intangible assets, net	20,480	3,154
Goodwill	5,509	139
Other assets	1,237	780
Total assets	$117,754	$88,558
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$28,714	$13,338
Accrued media payments	7,416	5,999
Client advances	9,639	3,477
Accrued compensation	6,570	3,117
Other accrued liabilities	3,746	1,325
Total current liabilities	56,085	27,256
Other liabilities	1,386	—
Total liabilities	57,471	27,256
Commitments and contingencies (Note 10)
Stockholders' equity
Common stock, par value $0.001 per share; 75,000,000 shares authorized; 19,335,220 and 16,158,883 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	19	16
Additional paid-in capital	230,674	170,728
Accumulated deficit	(170,411)	(109,307)
Accumulated other comprehensive income (loss)	1	(135)
Total stockholders' equity	60,283	61,302
Total liabilities and stockholders' equity	$117,754	$88,558

The accompanying notes are an integral part of these consolidated financial statements.

VERITONE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share and share data)

	Year Ended
	December 31,
	2018	2017
Net revenues	$27,047	$14,413
Cost of revenues	6,479	1,070
Gross profit	20,568	13,343
Operating expenses:
Sales and marketing	22,470	14,699
Research and development	22,095	13,970
General and administrative	37,993	31,436
Total operating expenses	82,558	60,105
Loss from operations	(61,990)	(46,762)
Other income (expense), net	908	(12,833)
Loss before provision for income taxes	(61,082)	(59,595)
Provision for income taxes	22	6
Net loss	(61,104)	(59,601)
Accretion of redeemable convertible preferred stock	—	(4,470)
Net loss attributable to common stockholders	$(61,104)	$(64,071)
Net loss per share attributable to common stockholders:
Basic and diluted	$(3.48)	$(6.20)
Weighted average shares outstanding attributable to common stockholders:
Basic and diluted	17,572,938	10,332,593
Comprehensive loss:
Net loss	(61,104)	(59,601)
Unrealized gain (loss) on marketable securities, net of income taxes	86	(134)
Foreign currency translation gain (loss), net of income taxes	50	(1)
Total comprehensive loss	$(60,968)	$(59,736)

The accompanying notes are an integral part of these consolidated financial statements.

VERITONE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

	Common Stock				Accumulated
			Additional		Other
			Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance as of December 31, 2016	2,620,803	$4	$(293)	$(45,236)	$—	$(45,525)
Common stock offerings, net	3,621,250	4	56,338	—	—	56,342
Conversion of Series B preferred stock	2,309,135	2	18,666	—	—	18,668
Conversion of Series A preferred stock	2,922,798	3	8,595	—	—	8,598
Exercise of Primary Warrant	2,150,335	2	29,261	—	—	29,263
Conversion of Acacia Note and accrued interest	1,523,746	1	20,736	—	—	20,737
Conversion of Bridge Loan and accrued interest	590,717	—	8,045	—	—	8,045
Common stock issued to Bridge Loan Lenders	300,000	—	3,666	—	—	3,666
Restricted stock issued, net of forfeitures and shares withheld for taxes upon vesting	22,963	—	(33)	—	—	(33)
Common stock repurchased	(7,500)	—	(56)	—	—	(56)
Exercise of options	80,829	—	131	—	—	131
Issuance of warrants	—	—	8,658	—	—	8,658
Beneficial conversion feature	—	—	554	—	—	554
Modification of warrants	—	—	371	—	—	371
Stock-based compensation expense	23,807	—	16,089	—	—	16,089
Accretion of redeemable convertible preferred stock	—	—	—	(4,470)	—	(4,470)
Net loss	—	—	—	(59,601)	—	(59,601)
Other comprehensive loss	—	—	—	—	(135)	(135)
Balance as of December 31, 2017	16,158,883	$16	$170,728	$(109,307)	$(135)	$61,302
Common stock offerings, net	1,955,000	2	32,768	—	—	32,770
Exercise of options	151,121	—	532	—	—	532
Common stock purchases under employee stock purchase plan	80,654	—	1,026	—	—	1,026
Common stock issued to service provider	7,412	—	—	—	—	—
Common stock issued upon vesting of restricted stock units	44,786	—	—	—	—	—
Forfeitures of restricted stock	(4,184)	—	—	—	—	—
Common stock issued for acquisitions	941,548	1	10,127	—	—	10,128
Stock-based compensation expense	—	—	15,493	—	—	15,493
Net loss	—	—	—	(61,104)	—	(61,104)
Other comprehensive gain	—	—	—	—	136	136
Balance as of December 31, 2018	19,335,220	$19	$230,674	$(170,411)	$1	$60,283

The accompanying notes are an integral part of these consolidated financial statements.

VERITONE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended
	December 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(61,104)	$(59,601)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,701	253
Amortization of debt discounts and issuance costs	—	3,740
Issuance of warrants	207	5,790
Write-off of debt discounts and debt issuance costs at IPO	—	10,132
Change in fair value of warrant liability	(184)	(7,114)
Provision for doubtful accounts	27	107
Stock-based compensation expense	15,493	16,089
Changes in assets and liabilities:
Accounts receivable	(15,531)	(2,964)
Expenditures billable to clients	1,468	(779)
Prepaid expenses and other current assets	(594)	(1,620)
Accounts payable	13,148	1,017
Accrued media payments	1,417	(778)
Client advances	6,162	1,636
Other accrued liabilities	(7,823)	2,181
Other liabilities	1,386	—
Net cash used in operating activities	(42,227)	(31,911)
Cash flows from investing activities:
Purchases of marketable securities	—	(39,850)
Proceeds from sales of marketable securities	26,000	—
Purchases of property, equipment and leasehold improvements	(3,718)	(664)
Licensing and purchase of software	(570)	(3,034)
Acquisition of businesses, net of cash acquired	(5,783)	—
Deposits for operating leases	—	(779)
Net cash provided by (used in) investing activities	15,929	(44,327)
Cash flows from financing activities:
Proceeds from common stock offerings, net	32,770	56,468
Proceeds from exercise of Primary Warrant	—	29,263
Proceeds received under the Bridge Loan Agreement	—	8,000
Proceeds from issuances of stock under employee stock plans	1,558	131
Debt issuance costs	—	(68)
Other	(36)	(89)
Net cash provided by financing activities	34,292	93,705
Net increase in cash and cash equivalents	7,994	17,467
Cash and cash equivalents, beginning of period	29,545	12,078
Cash and cash equivalents, end of period	$37,539	$29,545
Supplemental Disclosure of Cash Flow Information
Cash paid during periods for:
Taxes paid	$6	$6
Non-cash investing and financing activities:
Conversion of convertible notes payable, including accrued interest, to common stock	$—	$28,782
Conversion of redeemable convertible preferred stock to common stock	—	27,266
Unpaid deferred common stock offering costs	—	126
Shares issued for acquisition of businesses	10,128	—

VERITONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data and percentages)

NOTE 1. DESCRIPTION OF BUSINESS

Description of Business

Veritone, Inc., a Delaware corporation (“Veritone”) (together with its wholly owned subsidiaries, collectively, the “Company”), is a provider of artificial intelligence (“AI”) computing solutions. The Company has developed aiWARE TM, a proprietary AI operating system that integrates and orchestrates an open ecosystem of top performing cognitive engines, together with a suite of powerful applications, to reveal valuable multivariate insights from vast amounts of unstructured and structured data and conduct cognitive workflows based on these insights.  The Company’s aiWARE platform incorporates proprietary technology to integrate and intelligently orchestrate a wide variety of cognitive engine capabilities to mimic human cognitive functions such as perception, prediction and problem solving in order to quickly, efficiently and cost effectively transform unstructured data into structured data. It stores the results in a time-correlated database, creating a rich, online, searchable index of the unstructured and structured data that users can use and analyze in near real-time through the platform’s suite of general and industry-specific applications to drive business processes and insights.  aiWARE is based on an open architecture that enables new cognitive engines and applications to be added quickly and efficiently, resulting in a future proof, scalable and evolving solution that can be easily leveraged for a broad range of industries that capture or use audio, video and other unstructured data including, without limitation, the media and entertainment, legal and compliance, and government vertical markets.

In August 2018, the Company acquired Wazee Digital, Inc. (“Wazee Digital”), a provider of cloud-native digital content management and content licensing services, as discussed in more detail in Note 3. The Wazee Digital offerings serve customers primarily in the media and entertainment market, enabling these customers to more effectively monetize and enrich their content.

In addition, the Company operates a full-service advertising agency. The Company’s expertise in media buying, planning and creative development, coupled with its proprietary technology platform, enables the Company to analyze the effectiveness of advertising in a way that is simple, scalable and trackable. In August 2018, the Company acquired S Media Limited, doing business as Performance Bridge Media (“Performance Bridge”), a podcast advertising agency, as discussed in more detail in Note 3. The Performance Bridge offerings have enhanced the Company’s advertising offerings to include more comprehensive podcast solutions.

NOTE 2. PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”). The consolidated financial statements include the accounts of Veritone Inc. and all of its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Liquidity and Capital Resources

During 2018 and 2017, the Company generated negative cash flows from operations of $42,227 and $31,911, respectively, and incurred net losses of $61,104 and $59,601, respectively.  Also, the Company had an accumulated deficit of $170,411 as of December 31, 2018. Historically, the Company has satisfied its capital needs with the net proceeds from its sales of equity securities, its issuance of convertible debt, and the exercise of common stock warrants.  In June 2018, the Company raised $32.8 million through an underwritten offering of common stock.

The Company expects to continue to generate net losses for the foreseeable future as it makes significant investments in developing and selling its aiWARE SaaS solutions. Also, the Company will continue to evaluate potential acquisitions of, or investments in, companies or technologies that complement its business, which acquisitions may require the use of cash. Management believes that the Company’s existing balances of cash, cash equivalents and marketable securities, which totaled $51,104 as of December 31, 2018, will be sufficient to meet its anticipated cash requirements for at least twelve months from the date that these financial statements are issued.  However, the Company’s does not expect that its current cash, cash equivalents and marketable securities will be sufficient to support the development of its business to the point at which the Company has positive cash flows from operations, particularly if it uses cash to finance any acquisitions or investments in the future.  The Company plans to meet its future needs for additional capital through equity and/or debt financings.  Such equity financings may include sales of common stock under the Company’s equity distribution agreement pursuant to which the Company may offer and sell, from time to time, shares of its common stock having an aggregate available offering price of up to $47,500. Such financing may not be available on terms favorable to the Company or at all.  If the Company is unable to obtain adequate financing or financing on terms satisfactory to it when required, the Company’s ability to continue to support its business growth, scale its infrastructure, develop product enhancements and to respond to business challenges could be significantly impaired.

Use of Estimates

In the opinion of the Company’s management, the consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary to fairly state its financial position, results of operations and cash flows. The preparation of these consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

Business Combinations

The results of a business acquired in a business combination are included in the Company’s consolidated financial statements from the date of the acquisition. Purchase accounting results in assets and liabilities of an acquired business generally being recorded at their estimated fair values as of the acquisition date. Any excess consideration over the fair value of assets acquired and liabilities assumed is recognized as goodwill.

Transaction costs associated with business combinations are expensed as incurred and are included in general and administrative expenses in the consolidated statements of operations and comprehensive loss.

The Company performs valuations of assets acquired and liabilities assumed and allocates the purchase price to its respective assets and liabilities. Determining the fair value of assets acquired and liabilities assumed may require management to use significant judgment and estimates, including the selection of valuation methodologies, estimates of future revenues, costs and cash flows, discount rates, and selection of comparable companies. The Company engages the assistance of valuation specialists in concluding on fair value measurements in connection with determining fair values of assets acquired and liabilities assumed in a business combination.

Cash Equivalents and Marketable Securities

All highly liquid investments with maturities of three months or less at the date of purchase are classified as cash equivalents. The Company’s marketable securities have been classified and accounted for as available-for-sale securities. Management determines the appropriate classification of its investments at the time of purchase and reevaluates the classifications at each balance sheet date. Marketable securities are classified as short-term based on their availability for use in current operations. The Company’s marketable securities are carried at fair value, with unrealized gains and losses, net of income taxes, reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity, with the exception of unrealized losses believed to be other-than-temporary, which are reported in the Company’s consolidated statement of operations and comprehensive loss in the period in which such determination is made.

Accounts Receivable and Expenditures Billable to Clients

Accounts receivable consist primarily of amounts due from advertising clients and aiWARE customers under normal trade terms. Allowances for uncollectible accounts are recorded based upon a number of factors that are reviewed by the Company on an ongoing basis, including historical amounts that have been written off, an evaluation of current economic conditions, and an assessment of customer creditworthiness. A considerable amount of judgment is required in assessing the ultimate realization of accounts receivable.

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

The Company classifies its cash equivalents (including money market funds) and marketable securities within Level 1 or Level 2 of the fair value hierarchy on the basis of valuations using quoted market prices or alternate pricing sources and models utilizing market observable inputs, respectively. The Company’s money market funds are valued based on quoted prices for the specific securities in an active market and are therefore classified as Level 1. The Company’s marketable securities include government securities, commercial paper and corporate debt securities. These financial instruments are valued on the basis of valuations provided by a third-party pricing service.

The Company’s stock warrants are categorized as Level 3 within the fair value hierarchy.  Stock warrants have been recorded within other accrued liabilities and equity in the Company’s consolidated balance sheet for the years ended December 31, 2018 and 2017. The warrants have been recorded at their fair value using a probability weighted expected return model.  This model incorporates contractual terms, maturity, risk-free rates and volatility.  The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management with the assistance of a third-party valuation specialist.

The Company’s other financial instruments consist primarily of cash, accounts receivable and accounts payable.  The Company has determined that the carrying values of these financial instruments approximate fair value for the periods presented due to their short-term nature and the relatively stable current interest rate environment.

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

The Company assesses the recoverability of property, equipment and improvements whenever events or changes in circumstances indicate that their carrying value may not be recoverable. No property, equipment and improvements were impaired in the periods presented.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for under the acquisition method. Intangible assets include acquired developed technology, licensed technology, customer relationships, noncompete covenants, and trademarks and tradenames. Intangible assets are amortized on a straight-line basis over the applicable amortization period as set forth below.

The amortization periods for intangible assets are as follows:

•	Developed technology — 5 years
•	Customer relationships — 5 years
•	Noncompete agreements — 3 to 4 years
•	Trademarks and trade names — approximately 2 years
•	Licensed technology — lesser of the terms of the agreement, or estimated useful life

Intangible asset amortization expense is recorded to cost of revenues, sales and marketing, or research and development expense in the consolidated statements of operations and comprehensive loss.

Impairment of Goodwill and Long-Lived Assets

Goodwill is not amortized but instead is tested at least annually for impairment, or more frequently when events or changes in circumstances indicate that goodwill might be impaired. The Company’s annual impairment test is performed during the second quarter.  In assessing goodwill impairment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that the fair value of such reporting unit is less than its carrying amount. The Company’s qualitative assessment of the recoverability of goodwill considers various macro-economic, industry-specific and company-specific factors. These factors include: (i) severe adverse industry or economic trends; (ii) significant company-specific actions, including exiting an activity in conjunction with restructuring of operations; (iii) current, historical or projected deterioration of the Company’s financial performance; or (iv) a sustained decrease in the Company’s market capitalization below its net book value. If, after assessing the totality of events or circumstances, the Company determines it is unlikely that the fair value of such reporting unit is less than its carrying amount, then a quantitative analysis is unnecessary. However, if the Company concludes otherwise, or if it elects to bypass the qualitative analysis, then it is required to perform a quantitative analysis that compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered impaired; otherwise, a goodwill impairment loss is recognized for the lesser of: (a) the amount that the carrying amount of a reporting unit exceeds its fair value; or (b) the amount of the goodwill allocated to that reporting unit.

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

No impairment of goodwill or long-lived assets was recorded for the years ended December 31, 2018 and 2017.

Other Assets

Other assets consist primarily of security deposits for certain operating leases and collateral required as security for the Company’s corporate credit cards.

Revenue Recognition

The Company derives its revenues primarily from three sources: (1) advertising revenues, (2) subscription revenues, which are comprised primarily of subscription fees from customers for accessing the Company’s platforms delivered as software-as-a-service (“SaaS”), and (3) content licensing and media services revenues, which are comprised primarily of fees from customers for licenses to third-party content owners’ digital assets.

The Company commences revenue recognition when all of the following conditions are satisfied:

•	There is persuasive evidence of an arrangement;
•	The service has been or is being provided to the customer;
•	The collection of the fees is reasonably assured; and
•	The amount of fees to be paid by the customer is fixed or determinable.

Advertising Revenues

The Company’s advertising business places advertisements for clients, primarily with radio broadcasters, podcasters and digital media producers. The Company negotiates its commission rates with its clients. Under the most common billing arrangements, the Company bills clients for the gross cost of the advertisement, which is set by the broadcaster, less any discounts negotiated with the client off of the broadcaster’s standard commission rate. The Company remits to the broadcaster the gross amount less the standard commission set by the broadcaster. The gross cost of advertising billed to the client, less amounts payable to the broadcaster, are recorded net within advertising revenue, representing the Company’s commission. Advertising revenue is recognized when the advertisement is aired by the broadcaster in accordance with the client arrangement.

The Company’s clients are sometimes required to make a deposit or pre-pay the media advertising plan. Such amounts are reflected as client advances on the Company’s consolidated balance sheets until all revenue recognition criteria have been met.

aiWARE SaaS Revenues

aiWARE SaaS revenues include fixed fee subscription services and usage-based fee arrangements related to access and use of the Company’s aiWARE and digital content management platforms, which include applications and cognitive engines that are integrated components used by the customer as part of the overall aiWARE offering and therefore represent a single unit of accounting. These arrangements provide the right to access the platforms, are generally non-cancelable, and do not contain refund-type provisions. Customers under SaaS arrangements do not take possession of the software at any time during the term of the agreement. Subscription revenues are generally recognized ratably over the contract terms beginning on the commencement date of each contract, which is the date the Company’s service is made available to customers.  These agreements typically have terms ranging from one to three years, with renewal options and, in many cases, specify the amount of data or media feeds to be processed each month.  Each arrangement includes a fixed monthly fee for access to the platform and for the amount of data that will be processed and/or stored (if applicable), as well as the number and classes of cognitive engines that will be used to process the data and the number of licensed users.  If the contractual amount of processing is exceeded in a monthly period, fees for additional processing are billed based on the contractual rate. These additional processing fees are recognized in the period earned as the services have been provided.

In certain SaaS arrangements with broadcasters, the amount of monthly license fees payable under the SaaS agreement is variable based upon the total media spend for advertisements that the Company places on the broadcaster’s network during the month for the Company’s advertising clients. The Company records revenue from the monthly fees billed to broadcasters based on the relative selling prices of the SaaS and advertising services. For these arrangements, the Company recognizes the variable portion of SaaS revenues in the later of the month in which the SaaS service is provided or the associated advertisements are aired, at which time the fees become fixed or determinable.

Under certain SaaS arrangements, customers contract with the Company to provide cloud storage services. The cloud storage services are coterminous with the related SaaS arrangements and recognized in the period in which the service is provided.

aiWARE Content Licensing and Media Services

The Company enters into arrangements with customers to grant licenses and access to third-party content owners’ digital assets.  Revenue from licensing digital assets is recognized when the customer receives the right to use the digital assets and is billed based on prices set by the Company.  In certain situations, customers pay a fixed fee to license a specific amount of third-party content owners’ digital assets over a specified period of time, often with additional fees required for additional usage. In most cases the digital asset libraries are updated by the content owners throughout the contract period.  For these fixed fees, the Company recognizes revenue ratably over the term of the arrangement, which typically ranges from one to three years as the Company is contracted to provide access to the updated content throughout the contract period.

In addition, the Company offers other optional services such as obtaining talent and property clearances, which the customer can purchase from the Company or from other vendors on an as needed basis.  Revenue is recognized for these services in the period in which the service is performed and is recorded as a component of aiWARE content licensing and media services segment revenue.

Cost of Revenues

Cost of revenues related to the Company’s aiWARE SaaS solutions consist of fees charged by vendors for cloud infrastructure and to process and store media in the platform solution. The Company’s arrangements with cloud infrastructure providers typically require fees that are based on computing time, data storage and transfer volumes, and reserved computing capacity. The Company also pays fees to third-party providers of cognitive engines, which are generally based upon the hours of media processed through their engines. Cost of revenues related to the Company’s aiWARE content licensing and media services include royalties paid to content owners on revenues generated from the Company’s licensing of their content, and fees charged by vendors that provide products and services in support of the Company’s live event services and obtaining of talent and property clearances.  Cost of revenues also includes amortization expense primarily for developed technology acquired in business combinations.

In the Company’s advertising business, cost of revenues consists of production costs relating to advertising content.

Stock-Based Compensation

Stock-based compensation expense is estimated at the grant date based on the fair value of the award.

Prior to the Company’s initial public offering (“IPO”), the fair values of restricted stock awards were estimated at the date of grant by using both the option-pricing method and the probability-weighted expected return method. Following the Company’s IPO, the fair values of restricted stock and restricted stock unit awards granted by the Company are based on the closing market price of the Company’s common stock on the date of grant.

The Company generally estimates the fair value of stock options, as well as purchase rights under the Company’s Employee Stock Purchase Plan (“ESPP”), using the Black-Scholes-Merton option pricing model.  The Company estimates the fair values of certain performance-based stock options granted under the Company’s 2018 Performance-Based Stock Incentive Plan, the vesting of which is conditioned upon the achievement of specified target stock prices for the Company’s common stock, utilizing a Monte Carlo simulation model based on the probability of targets being achieved.  Fair values are estimated separately for each tranche of such performance stock options that is tied to a particular stock price target.

Determining the appropriate fair value of stock options and ESPP awards at the grant date requires significant judgment, including estimating the volatility of the Company’s common stock, the expected term of awards, and the derived service periods for each tranche of performance stock options. For stock options granted prior to June 2018, the Company estimated volatility based on the historical volatility of the shares of a group of publicly traded peer companies, equally weighted, over the expected term. For the performance stock options granted in May 2018 (which were approved by stockholders in June 2018), and for all stock options granted thereafter, the Company included the historical volatility of its own common stock along with the volatility of the peer group since the Company’s common stock had been trading publicly for over 12 months. In calculating estimated volatility, the volatility of the Company’s common stock has been given a 25% weighting, and the volatility of the peer group companies has been given 75% weighting, with each peer company weighted equally. The Company will continue utilizing this combination and will periodically assess the weightings as additional historical volatility data for its own shares of common stock becomes available.

The expected term for stock options other than performance-based stock options represents the period of time that stock options are expected to be outstanding and is determined using the simplified method. Under the simplified method, the expected term is calculated as the midpoint between the weighted average vesting date and the contractual term of the options. For performance-based stock options, the Company used a Monte Carlo simulation model to develop a derived service period.

The risk-free rate is based on the implied yield of U.S. Treasury notes as of the grant date with a remaining term approximately equal to the expected term of the award.

The assumptions used in the Company’s option-pricing model represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment.

On January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2016-09 – Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which was meant to simplify the treatment of estimated forfeitures related to stock-based compensation expense accounting. The Company has elected to recognize only actual forfeitures, as they occur, and not estimate forfeitures in its stock-based compensation expense.

The fair value of stock-based awards is amortized using the straight-line attribution method over the requisite service period of the award, which is generally the vesting period (other than performance-based stock options). For performance-based stock options, expense is recognized over a graded-vesting attribution basis over the derived service period of the award.

Segment Information

The Company reports segment information based on the internal reporting used by the chief operating decision maker for making decisions and assessing performance as the source of the Company’s reportable segments.  The Company’s reportable segments include Advertising, aiWARE SaaS Solutions, and aiWARE Content Licensing and Media Services, which was formed in 2018 as it is made up of a portion of Wazee Digital’s business that was acquired in 2018.  In making decisions and assessing performance, the chief operating decision maker evaluates net revenues of each reportable segment (see Note 7) but does not utilize other metrics such as total assets, net income (loss), capital expenditures, goodwill or other intangible assets financial information outside of net revenues by reportable segment  The Company evaluates the cost of revenues for aiWARE SaaS Solutions and aiWARE Content Licensing and Media Services on a combined but not allocated basis, and evaluates all operating expenses on a consolidated basis.  The Company’s presence is primarily in the United States of America and therefore does not have geographic segments to report.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred and are primarily included in sales and marketing expenses in the Company’s consolidated statements of operations and comprehensive loss. Advertising and marketing costs include online and print advertising, public relations, tradeshows, and sponsorships. For the years ended December 31, 2018 and 2017, the Company recorded expense of $1,564 and $1,252, respectively, for advertising and marketing costs.

Research and Development Costs and Software Development Costs

Research and development costs are expensed as incurred.

Costs related to the development of computer software to be sold, leased, or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers because the Company intends to license its aiWARE software in the future. In most instances, the Company’s products are released soon after technological feasibility has been established and, as a result, software development costs are expensed as incurred. No software development costs were capitalized in 2018 or 2017.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are established for temporary differences between the financial statement carrying amounts and the tax bases of the Company’s assets and liabilities using statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse.

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

Comprehensive Loss

Comprehensive loss consists of net loss and other gains and losses affecting equity that are excluded from net loss. These consist of unrealized gain (loss) on marketable securities, net of income tax, and foreign currency translation adjustments.

Significant Customers

The Company’s top ten customers accounted for approximately 38.8% and 60.5% of the Company’s net revenues for the years ended December 31, 2018 and 2017, respectively. No individual customer accounted for 10% or more of the Company’s net revenues for the year ended December 31, 2018. Revenues from two advertising business customers accounted for approximately 23.8% of the Company’s consolidated net revenues for the year ended December 31, 2017. One advertising client made up 41.4% of accounts receivable as of December 31, 2018,, and three advertising clients made up 33.2% of accounts receivable as of December 31, 2017.

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities and accounts receivable. The Company places its cash and cash equivalents with what management believes are quality financial institutions in the United States and performs periodic evaluations of the relative credit standing of these financial institutions in order to limit the amount of credit exposure with any one institution. At times, the value of the United States deposits exceeds federally insured limits. The Company has not experienced any losses in such accounts. The majority of the Company’s marketable securities are managed by an investment management firm, under the oversight of the Company’s senior financial management team. The portfolio manager invests the funds in accordance with the Company’s investment policy, which, among other things, limits the amounts that may be invested with one issuer. Such policy is reviewed periodically by the Company’s senior financial management team and the Audit Committee of the Company’s Board of Directors.

Recently Adopted Accounting Pronouncements

In the third quarter of 2018, the Company adopted ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions of assets or businesses and provide criteria to determine if a set of assets and activities is a business. The adoption of this update did not have a material impact on the Company’s consolidated financial position and results of operations for the year ended December 31, 2018.

Beginning in the first quarter of 2018, the Company adopted ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The standard is intended to simplify several areas of accounting for stock-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and treatment of forfeitures. The Company has elected to recognize actual forfeitures as they occur and not estimate forfeitures in determining its stock-based compensation expense. The Company recorded the cumulative impact of this new accounting standard as a charge to its accumulated deficit as of January 1, 2018. The adoption of this update did not have a material impact on the Company’s consolidated financial statements.

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Reform”) was enacted by the U.S. government. On December 22, 2017, the U.S. Securities and Exchange Commission Staff, or SEC Staff, issued guidance in Staff Accounting Bulletin No. 118 (“SAB 118”) to address certain fact patterns where the accounting for changes in tax laws or tax rates under ASC Topic 740 is incomplete upon issuance of an entity's financial statements for the reporting period in which the Tax Reform is enacted. As permitted in SAB 118, in 2017, the Company took a measurement period approach and reported certain provisional amounts, based on reasonable estimates, for certain tax effects in which the accounting under ASC 740 is incomplete. Such provisional amounts were subject to adjustment during a limited measurement period, not to extend beyond one year from the tax law enactment date, until the accounting under ASC 740 was complete. As of December 31, 2018, the Company has completed its accounting required due to the Tax Reform. No further adjustments were made with respect to the previously recorded provisional amounts.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount that the entity expects to be entitled to receive when products are transferred to customers. Subsequently, the FASB has issued the following standards related to

ASU 2014-09: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (“ASU 2016-08”); ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”); and ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12,” and together with ASU 2014-09, ASU 2016-08 and ASU 2016-10 the “new revenue standard”). The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. As an emerging growth company, the Company is not required to accelerate the application of the revenue standard to interim periods.  The new revenue standard will be effective for the Company beginning after December 15, 2018 and to interim periods within annual reporting periods beginning after December 15, 2019.

The Company will apply the new revenue standards on a modified retrospective basis with an adjustment to retained earnings to recognize the cumulative effect of adoption. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the FASB’s Emerging Issues Task Force), which provides guidance intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. This standard will be effective for the Company beginning in the first quarter of 2019, with early adoption permitted. The Company does not expect the adoption of this new standard to have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. An entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if the reporting unit had been acquired in a business combination. Instead, under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The FASB also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment. The amendments in this update will be effective for the Company beginning with fiscal year 2022, including interim periods, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of the amendments in this update is not expected to have a material impact on the Company's consolidated financial position and results of operations.

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which provides expanded guidance to simplify the accounting for stock-based compensation by aligning the treatment of stock-based awards for nonemployees with that of stock-based awards for employees. This standard will be effective for the Company beginning in the first quarter of fiscal year 2019. The Company is currently evaluating the impact that the adoption of this new standard will have on its consolidated financial statements.

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

NOTE 3. BUSINESS COMBINATIONS

Acquisition of Performance Bridge

On August 21, 2018, the Company acquired all of the outstanding capital stock of Performance Bridge by means of a merger of an indirect, wholly owned subsidiary of the Company with and into Performance Bridge, with Performance Bridge surviving the merger as an indirect, wholly owned subsidiary of the Company. The Company paid initial consideration of $5,158 and the Company expects to pay an additional $4,414 in contingent earnout amounts for certain revenue milestones achieved by Performance Bridge in its 2018 fiscal year (see Note 15). The initial consideration was comprised of $1,220 paid in cash and $3,938 paid by the issuance of a total of 349,072 shares of the Company’s common stock based on the Company’s closing stock price on August 21, 2018. The initial consideration was subject to adjustment based on a final calculation of Performance Bridge’s net assets at closing, which has been completed in the first quarter of 2019 and resulted in the issuance of an additional 6,482 shares of common stock to the former stockholder of Performance Bridge. A portion of the initial consideration, consisting of $120 in cash and 34,335 shares of common stock, was deposited into a third-party escrow account at closing and will be held in such account until August 21, 2020, to secure certain indemnification and other obligations of the former stockholder of Performance Bridge.

The Company incurred $46 in transaction costs relating to this acquisition, which have been expensed as incurred and are included in general and administrative expenses in the accompanying statement of operations and comprehensive loss for the year ended December 31, 2018.

The acquisition of Performance Bridge has expanded the Company’s advertising offerings to include more comprehensive podcast advertising solutions.

The following table summarizes the fair value of purchase price consideration to acquire Performance Bridge:

Acquisition consideration	Amount
Cash consideration at closing	$1,220
Equity consideration at closing	3,938
Contingent earnout	3,770
Total	$8,928

The following allocation of the purchase price as of the August 21, 2018 closing date under the acquisition method of accounting is preliminary as to the determination of deferred taxes as the information is not available at the time of this filing. The purchase price allocation is based upon an estimate of the fair value of the assets acquired and the liabilities assumed by the Company in the acquisition:

Preliminary purchase price allocation	Amount
Cash	$2,283
Accounts receivable	3,551
Prepaid and other current assets	23
Property and equipment	43
Intangible assets	5,800
Accounts payable	(1,402)
Accrued expenses and other current liabilities	(4,337)
Accrued compensation	(42)
Identifiable net assets acquired	$5,919
Goodwill	3,009
Total purchase price	$8,928

The following table presents details of the acquired intangible assets of Performance Bridge:

	Estimated Useful Life (in years)	Fair Value
Customer relationships	5.0	$5,100
Noncompete agreement	4.0	700
Total intangible assets		$5,800

Acquisition of Wazee Digital, Inc.

On August 31, 2018, the Company acquired all of the outstanding capital stock of Wazee Digital by means of a merger of a wholly owned subsidiary of the Company with and into Wazee Digital, with Wazee Digital surviving the merger as a wholly owned subsidiary of the Company.  The Company paid an aggregate purchase price of $12,552, comprised of $7,423 paid in cash and $5,129 paid by the issuance of a total of 491,157 shares of the Company’s common stock based on the Company’s closing stock price on August 31, 2018. A portion of the consideration, consisting of $925 in cash and 60,576 shares of common stock, was deposited into a third-party escrow account at closing and will be held in such account to secure certain indemnification and other obligations of the former stockholders of Wazee Digital. A portion of such escrowed consideration was released in March 2019, and the balance will be held in such account until August 31, 2020.

The Company incurred $1,998 in transaction costs relating to this acquisition, which have been expensed as incurred. Subsequent to the business combination, severance costs of $344 were recorded in connection with the resignation of a former Wazee Digital executive. Both the transaction costs and severance expense were included in general and administrative expenses in the accompanying statement of operations and comprehensive loss for the year ended December 31, 2018.

The acquisition of Wazee Digital has expanded the Company’s offerings to include digital content management and content licensing solutions.

The following table summarizes the fair value of purchase price consideration to acquire Wazee Digital:

Acquisition consideration	Amount
Cash consideration at closing	$7,423
Equity consideration at closing	5,129
Total	$12,552

The following is an allocation of the purchase price as of the August 31, 2018 closing date under the acquisition method of accounting and is preliminary as to the determination of deferred taxes as the information is not available at the time of this filing. The purchase price allocation is based upon an estimate of the fair value of the assets acquired and the liabilities assumed by the Company in the acquisition:

Preliminary purchase price allocation:	Amount
Cash	$975
Accounts receivable	2,396
Prepaid and other current assets	376
Property and equipment	292
Acquired intangible assets	13,300
Accounts payable	(825)
Accrued expenses and other current liabilities	(3,639)
Accrued compensation	(850)
Other long-term liabilities	(700)
Identifiable net assets acquired	$11,325
Goodwill	1,227
Total purchase price	$12,552

The following table presents details of the acquired intangible assets of Wazee Digital:

	Estimated Useful Life (in years)	Fair Value
Developed technology	5.0	$9,100
Customer relationships	5.0	4,200
Total intangible assets		$13,300

Acquisition of Machine Box, Inc.

On September 6, 2018, the Company acquired all of the outstanding capital stock of Machine Box, Inc. (“Machine Box”) by means of a merger of a wholly owned subsidiary of the Company with and into Machine Box, with Machine Box surviving the merger as a wholly owned subsidiary of the Company. The Company paid initial consideration of $1,484, and the Company may pay up to an additional $3,000 in contingent amounts if Machine Box achieves certain technical development and integration milestones within 12 months after the closing of the acquisition. The initial consideration was comprised of $423 paid in cash and $1,061 paid by issuance of a total of 128,300 shares of the Company’s common stock, based on the Company’s closing stock price on September 6, 2018, of which $80 in cash and 26,981 shares of common stock were held back from payment and issuance by the Company until September 6, 2020, to secure certain indemnification and other obligations of the former stockholders of Machine Box. The additional contingent payments (if earned) will be comprised of 20% cash and 80% shares of the Company’s common stock.

The fair value of the contingent amount totaled $2,880 and is treated as compensation expense for post-combination services as payment of such amount is conditioned upon the continued employment of certain key employees of Machine Box in addition to the achievement of certain performance milestones by Machine Box. The preliminary fair value of the contingent amount was determined using a probability-weighted expected payment model. This expense is being recognized as research and development expense over three separate intervals tied to the specific performance milestones during the 12 months following the acquisition.

The Company incurred $32 in transaction costs relating to this acquisition, which have been expensed as incurred and are included in general and administrative expenses in the accompanying statement of operations and comprehensive loss for the year ended December 31, 2018.

Machine Box is a developer of state-of-the-art machine learning technologies, which have enhanced the Company’s aiWARE platform capabilities.

The following table summarizes the fair value of purchase price consideration to acquire Machine Box:

Acquisition consideration	Amount
Cash consideration at closing	$423
Equity consideration at closing	1,061
Total	$1,484

The following is an allocation of the purchase price as of the September 6, 2018 closing date under the acquisition method of accounting and is preliminary as to the determination of deferred taxes as the information is not available at the time of this filing. The purchase price allocation is based upon an estimate of the fair value of the assets acquired and the liabilities assumed by the Company in the acquisition:

Preliminary purchase price allocation:	Amount
Cash	$25
Intangible assets	700
Accrued expenses	(375)
Identifiable net assets acquired	$350
Goodwill	1,134
Total purchase price	$1,484

The following table presents details of the acquired intangible assets of Machine Box:

	Estimated Useful Life (in years)	Fair Value
Developed technology	5.0	$500
Trademarks and tradenames	2.3	100
Noncompete agreement	3.0	100
Total intangible assets		$700

Assumptions in the Allocations of Purchase Price

Management prepared the purchase price allocations for the acquired businesses, and in doing so considered or relied in part upon a report of a third-party valuation expert to calculate the fair value of certain acquired assets and assumed liabilities of each acquired business, which would primarily include identifiable intangible assets and the contingent earn-out amounts. Determining the fair value of assets and liabilities requires management to make significant estimates and assumptions which are preliminary and subject to change upon finalization of the valuation analysis. The goodwill recognized is the excess of the purchase price over the fair value of net assets acquired. Certain liabilities and deferred taxes included in the purchase price allocations are based on management's best estimates of the amounts to be paid or settled and based on information available at the time the purchase price allocations were prepared. Updates to and/or completion of the Company’s evaluation of certain income tax positions may result in changes to the recorded amounts of assets and liabilities, with corresponding adjustments to goodwill amounts in subsequent periods. The Company does not expect to deduct any of the acquired goodwill for tax purposes.

Unaudited Supplemental Pro Forma Information

The following table presents unaudited pro forma combined financial information for each of the periods presented, as if the acquisition of Wazee Digital had occurred at the beginning of fiscal year 2017:

	Year Ended
	December 31,
	2018	2017
Net revenue - pro forma combined	$39,196	$33,719
Net loss - pro forma combined	(62,086)	(63,882)
Accretion of redeemable convertible preferred stock	—	(4,470)
Net loss attributable to common stockholders - pro forma combined	$(62,086)	$(68,352)

The following adjustments were included in the unaudited pro forma combined net revenues:

	Year Ended
	December 31,
	2018	2017
Net revenue	$27,047	$14,413
Add: Net revenue - acquired business	12,149	19,306
Net revenue - pro forma combined	$39,196	$33,719

The following unaudited adjustments were included in the unaudited pro forma combined net loss:

	Year Ended
	December 31,
	2018	2017
Net loss attributable to common stockholders	$(61,104)	$(64,071)
Add: Results of operations - acquired business	570	(1,737)
Less: Pro forma adjustments
Depreciation and amortization	1,552	2,544
Net loss - pro forma combined	$(62,086)	$(68,352)

Net loss per share - pro forma combined:
Basic and diluted	$(3.35)	$(6.06)

Shares used to compute net loss per share - pro forma combined:
Basic and diluted	18,515	11,275

The pro forma combined financial information is presented for illustrative purposes only and is not necessarily indicative of the consolidated results of operations of the consolidated business had the acquisition of Wazee Digital actually occurred at the beginning of fiscal year 2017 or of the results of future operations of the consolidated business. The unaudited pro forma financial information does not reflect any operating efficiencies or cost savings that may be realized from the integration of the acquired business.

NOTE 4. NET LOSS PER SHARE

Basic and diluted net loss per common share is presented in conformity with the two-class method in 2017. Holders of Series B and A preferred stock (as described in Note 10) were each entitled to receive cumulative dividends at a rate of eight percent per year, payable prior to any dividends on the Company’s common stock. In the event a dividend was paid on common stock, the holders of redeemable convertible preferred stock were entitled to a proportionate share of any such dividend as if they were holders of common stock on an as-converted to common stock basis.

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

The following table presents the computation of basic and diluted net loss per common share:

	Year Ended
	December 31,
	2018	2017
Numerator
Net loss	$(61,104)	$(59,601)
Accretion of redeemable convertible preferred stock	—	(4,470)
Net loss attributable to common stockholders	$(61,104)	$(64,071)
Denominator
Weighted-average common shares outstanding	17,683,459	10,515,411
Less: Weighted-average shares subject to repurchase	(110,521)	(182,818)
Denominator for basic and diluted net loss per share attributable to common stockholders	17,572,938	10,332,593
Basic and diluted net loss per share attributable to common stockholders	$(3.48)	$(6.20)

The Company reported net losses attributable to common stockholders for both periods presented and, as such, all potentially dilutive shares of common stock would have been antidilutive for such periods. The table below presents the weighted-average securities (in common equivalent shares) outstanding during the periods presented that have been excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would be anti-dilutive:

	Year Ended
	December 31,
	2018	2017
Common stock options and restricted stock units	8,625,088	3,148,931
Warrants to purchase common stock	1,232,734	1,120,053
	9,857,822	4,268,984

NOTE 5. FINANCIAL INSTRUMENTS

Cash, Cash Equivalents and Marketable Securities

The Company’s money market funds and marketable securities are categorized as Level 1 and 2, respectively, within the fair value hierarchy. The following table shows the cost, gross unrealized losses and fair value, with a breakdown by significant investment category, of the Company’s cash, cash equivalents and marketable securities as of December 31, 2018:

		Gross		Cash and
		Unrealized	Fair	Cash	Marketable
	Cost	Losses	Value	Equivalents	Securities
Cash	$13,337	$—	$13,337	$13,337	$—
Level 1:
Money market funds	24,202	—	24,202	24,202	—
Level 2:
U.S. government securities	2,500	(2)	2,498	—	2,498
Corporate debt securities	11,113	(46)	11,067	—	11,067
Subtotal	13,613	(48)	13,565	—	13,565
Total	$51,152	$(48)	$51,104	$37,539	$13,565

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

The following tables show information about the Company’s marketable securities that have been in a continuous unrealized loss position for less than 12 months and for 12 months or greater as of December 31, 2018 and 2017:

	December 31, 2018
	Continuous Unrealized Losses
	Less than	12 Months
	12 Months	or Greater	Total
Fair value of marketable securities	$13,565	$—	$13,565
Unrealized losses	$(48)	$—	$(48)

	December 31, 2017
	Continuous Unrealized Losses
	Less than	12 Months
	12 Months	or Greater	Total
Fair value of marketable securities	$39,576	$—	$39,576
Unrealized losses	$(134)	$—	$(134)

All marketable securities held by the Company as of December 31, 2018 will mature in one year or less.

The Company may sell certain of its marketable securities prior to their stated maturities for strategic reasons including, but not limited to, anticipation of credit deterioration and duration management. As of December 31, 2018, the Company considered the declines in market value of its marketable securities to be temporary in nature. The Company typically invests in highly-rated securities, and its investment policy generally limits the amounts that may be invested with any one issuer. The policy generally requires investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the securities portfolio.

There were no transfers between Level 1, Level 2 or Level 3 financial instruments in the year ended December 31, 2018.

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

In 2016, in connection with the Investment Agreement between the Company and Acacia Research Corporation (“Acacia”) and the convertible secured promissory note issued by the Company to Acacia (the “Acacia Note”), the Company issued three four-year warrants, each to purchase 51,437 shares of the Company’s common stock (the “Acacia Note Warrants”) and a five-year warrant (the “Primary Warrant”). The Company determined, using the Black-Scholes option-pricing model, that the fair values of the Acacia Note Warrants and the Primary Warrant were $841 and $8,064, respectively, at the time of issuance. The Company recorded the fair value of the Primary Warrant as a liability because its notional amount was not fixed, and recorded the Acacia Note Warrants as equity. In March 2017, each of the Primary Warrant and the Acacia Note Warrants was amended to provide that the exercise price thereof is equal to the lower of $13.6088 or the Company’s IPO price per share (which was $15.00). As of December 31, 2018 the Acacia Note Warrants were outstanding.

In connection with the funding of the Bridge Loan (see Note 8), in March 2017, April 2017 and May 2017, the Company issued to the Bridge Loan Lenders warrants to purchase shares of common stock (the “Bridge Loan Warrants”). Such warrants were automatically adjusted upon completion of the IPO. At issuance date, the Company determined the fair value of the Bridge Loan Warrants of $6,534 using the Black-Scholes option-pricing model. The Bridge Loan Warrants were recorded as equity and were outstanding at December 31, 2018.

The following table summarizes quantitative information with respect to the significant unobservable inputs used for the Bridge Loan Warrants that were categorized within the Level 3 fair value hierarchy at the time of issuance:

Volatility	70%
Risk-free rate	2.40%
Discount for lack of marketability	10%

In May 2017, upon exercise of the Primary Warrant, the Company issued to Acacia a five-year warrant to purchase 809,400 shares of the Company’s common stock (the “10% Warrant”) at an exercise price of $13.6088. At the issuance date, the fair value of the 10% Warrant under Level 3 measurement was $5,790 using the Black-Scholes option-pricing model and was classified as equity. The 10% Warrant was outstanding at December 31, 2018.

The following table summarizes quantitative information with respect to the significant unobservable inputs used for the Company’s 10% Warrant at issuance:

May 17, 2017
Volatility	70%
Risk-free rate	1.44%
Discount for lack of marketability	0%

In April 2018, in connection with the advisory agreement between the Company and a financial advisory firm, the Company issued such firm a five-year warrant to purchase up to 20,000 shares of the Company’s common stock (“April 2018 Warrant”). The April 2018 Warrant was fully vested and exercisable upon issuance and has an exercise price of $11.73 per share. The Company recorded these stock warrants at their fair value using the Black-Scholes option-pricing model. The holder is able to redeem the warrant for a number of shares equal to the in-the-money value of the warrant. The Company recorded the fair value of the award as a liability that is remeasured each reporting period. The April 2018 Warrant is outstanding at December 31, 2018.

The following table summarizes quantitative information with respect to the significant unobservable inputs that were used to value the April 2018 Warrant:

	December 31, 2018	April 6, 2018
Volatility	70%	70%
Risk-free rate	2.51%	2.58%
Term	4.25 years	5 years

The following table represents a roll-forward of the fair value of the April 2018 Warrant, which was recorded within other accrued liabilities in the consolidated balance sheet during the year ended December 31, 2018:

Balance, December 31, 2017	$—
Issuance of warrant	207
Change in fair value	(184)
Balance, December 31, 2018	$23

The expense at issuance of the April 2018 Warrant has been recorded in general and administrative expense and the change in fair value has been recorded in other income (expense), net in the Company’s consolidated statement of operations and comprehensive loss for the year ended December 31, 2018.

NOTE 6. GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

The following table presents the changes in the carrying amount of goodwill:

Carrying Amount
Balance as of December 31, 2017	$139
Acquisitions	5,370
Balance as of December 31, 2018	$5,509

Intangible Assets

The following table sets forth the Company’s finite-lived intangible assets resulting from business acquisitions and other purchases, which continue to be amortized:

		December 31, 2018			December 31, 2017
	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired software and technology	3.0	$3,576	$(1,613)	$1,963	$3,505	$(351)	$3,154
Licensed technology	3.0	500	(42)	458	—	—	—
Developed technology	5.0	9,600	(792)	8,808	—	—	—
Customer relationships	5.0	9,300	(733)	8,567	—	—	—
Trademarks and trade names	2.3	100	(15)	85	—	—	—
Noncompete agreements	3.8	800	(201)	599	—	—	—
Total	4.6	$23,876	$(3,396)	$20,480	$3,505	$(351)	$3,154

The following table presents amortization expense associated with the Company’s finite-lived intangible assets, which is included in the consolidated statements of operations as follows:

	Year Ended
	December 31,
	2018	2017
Cost of revenue	$920	$193
Sales and marketing	967	—
Research and development	1,076	—
General and administrative	13	8
Total	$2,976	$201

Amortization of finite-lived intangible assets in cost of revenue in the consolidated statements of operations results primarily from acquired developed technology.

The following table summarizes the future estimated annual amortization expense for these assets at December 31, 2018:

2019	$5,054
2020	5,143
2021	4,026
2022	3,887
2023	2,370
Total	$20,480

NOTE 7. CONSOLIDATED FINANCIAL STATEMENTS DETAILS

Consolidated Balance Sheets Details

Accounts Receivable, Net

Accounts receivable consisted of the following:

	As of
	December 31,	December 31,
	2018	2017
Accounts receivable — Advertising	$26,226	$7,087
Accounts receivable — aiWARE SaaS	2,418	642
Accounts receivable — aiWARE Content Licensing and Media Solutions	538	—
	29,182	7,729
Less: allowance for doubtful accounts	(40)	(38)
Accounts receivable, net	$29,142	$7,691

The amount that the Company invoices and collects from advertising clients includes the cost of the advertisement placed for them with broadcasters and the amount of the commission earned by the Company.  The average commission earned by the Company is less than 15% of the total amount invoiced and collected from the advertising clients.

Property, Equipment and Improvements, Net

Property, equipment and improvements consisted of the following:

	As of
	December 31,	December 31,
	2018	2017
Property and equipment	$2,019	$378
Leasehold improvements	2,875	27
Construction in progress	—	435
	4,894	840
Less: accumulated depreciation	(886)	(160)
Property, equipment and improvements, net	$4,008	$680

The construction in progress balance at December 31, 2017 consisted primarily of expenditures related to the build-out of office space at the Company’s headquarters, which was completed in the first half of 2018. Depreciation expense was $725 and $52 for the years ended December 31, 2018 and 2017, respectively.

Accounts Payable

Accounts payable consisted of the following:

	As of
	December 31,	December 31,
	2018	2017
Accounts payable — Advertising	$27,655	$12,421
Accounts payable — Other	1,059	917
Total	$28,714	$13,338

Accounts payable – advertising reflects the cost of advertisements placed with broadcasters on behalf of the Company’s advertising clients.

Consolidated Statements of Operations and Comprehensive Loss Details

Net Revenues

Net revenues for the periods presented were comprised of the following:

	Year Ended
	December 31,
	2018	2017
Advertising	$17,146	$12,949
aiWARE SaaS Solutions	5,958	1,464
aiWARE Content Licensing and Media Services	3,943	—
Total net revenues	$27,047	$14,413

During the years ended December 31, 2018 and 2017, the Company’s advertising business made $145,352 and $113,513 in gross media placements, of which $121,143 and $95,989, respectively, were billed directly to customers. Of the amounts billed directly to clients, $105,737 and $83,040 represented media-related costs netted against billings during the years ended December 31, 2018 and 2017, respectively.

Other Income (Expense), Net

Other income (expense), net for the periods presented was comprised of the following:

	Year Ended
	December 31,
	2018	2017
Interest income (expense), net	$803	$(4,025)
Stock warrants issued	—	(5,790)
Write-off of deferred debt discounts and issuance costs	—	(10,132)
Gain on fair value change of warrant liability	184	7,114
Other	(79)	—
Other income (expense), net	$908	$(12,833)

Interest expense, net for the year ended December 31, 2017 included amortization of deferred debt discounts and issuance costs of $3,740 related to the Company’s convertible notes payable.

NOTE 8. CONVERTIBLE NOTES PAYABLE

Acacia Note

In 2016, the Company borrowed a total of $20,000 under the Acacia Note. The Acacia Note had an interest rate of 6.0% per year, with interest payable at maturity in November 2017, and was secured by substantially all of the Company’s assets.

In conjunction with the Acacia Note, the Company issued to Acacia the Acacia Note Warrants to purchase a number of shares of the Company’s common stock that would be determined in the future depending upon a number of factors, including whether the Acacia Note was converted to the Company’s common stock or repaid at maturity. The Company also issued to Acacia the Primary Warrant. Under the Primary Warrant, Acacia could purchase shares of the Company’s common stock if certain events occurred in the future in an amount equal to $50,000 less the balance of the Acacia Note principal and accrued interest.

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

Bridge Loan

In March 2017, the Company entered into a Note Purchase Agreement with Acacia and Veritone LOC I, LLC (collectively the “Bridge Loan Lenders”), which provided for the Bridge Loan. The convertible promissory notes issued to the Bridge Loan Lenders pursuant to the Bridge Loan accrued interest at the rate of 8% per annum, compounded quarterly. The borrowings were due and payable on November 25, 2017, and the Company’s obligations under this facility were secured by a security interest in substantially all of the assets of the Company, which was of equal priority to the security interests of Acacia under the Acacia Note. The Company drew down the initial $2,000 installment under the Bridge Loan upon the execution of the Note Purchase Agreement. In April 2017, the Company borrowed an additional $2,000 under the Bridge Loan. In May 2017, the Bridge Loan Lenders funded the remaining undrawn amounts of $4,000 under the Bridge Loan, which increased the outstanding principal balance of the Bridge Loan to $8,000.

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

NOTE 9. COMMITMENTS AND CONTINGENCIES

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

Employment Agreements

In March 2017, the Company entered into a three-year employment agreement with Chad Steelberg, the Company’s Chief Executive Officer, pursuant to which the Company paid Mr. Steelberg’s salary by issuance of common stock at the end of each calendar quarter during the term of the agreement (following March 31, 2017). The number of shares of common stock issued at the end of each quarter was determined by dividing $125 by the fair market value (as defined in the agreement) of the Company’s common stock.  During the year ended December 31, 2017, Mr. Steelberg received 17,807 shares of common stock pursuant to this agreement.

In March 2018, the Compensation Committee of the Company’s Board of Directors and Mr. Steelberg agreed to amend the compensation terms of his employment agreement to provide that Mr. Steelberg will earn a base salary of $250 payable in cash, and Mr. Steelberg’s compensation no longer includes the issuance of common stock each quarter.

Leases

The Company leases facilities under operating lease arrangements expiring at various years through fiscal 2024. Certain of the Company’s leases contain standard rent escalation and renewal clauses. Under certain leases, the Company is required to pay operating expenses in addition to base rent.  Rent expense for lease payments is recognized on a straight-line basis over the lease term.

As of December 31, 2018, future minimum lease payments were as follows:

Minimum
Annual
Lease
Year Ending December 31,	Payments
2019	$2,279
2020	2,398
2021	2,211
2022	1,852
2023	1,680
Thereafter	1,730
Total minimum payments	$12,150

The total rent expense for all operating leases was $2,134 and $866 for the years ended December 31, 2018 and 2017, respectively.

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

NOTE 10. REDEEMABLE CONVERTIBLE PREFERRED STOCK

In connection with the ROIM Acquisition Corp. (“RAC”) and NextMedium, LLC (“NM”) transactions, the Company issued 2,666,667 and 3,000,000 shares of Series A-1 preferred stock and Series A preferred stock, respectively. In July 2014, the Company issued 3,092,781 shares of Series B preferred stock at $4.85 per share for gross proceeds of approximately $15,000. In July 2016, all outstanding shares of Series A-1 preferred stock were converted on a one-for-one basis into shares of Series A preferred stock.

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

In May 2017, the Board of Directors and the stockholders of the Company approved the decrease in the Company’s authorized preferred stock from 11,500,000 shares to 1,000,000 shares (par value $0.001 per share), effective immediately following the closing of the IPO upon the filing of the Company’s amended and restated certificate of incorporation.

NOTE 11. STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock Offerings

Initial Public Offering

On May 17, 2017, the Company completed its IPO. In connection with the IPO, the Company sold 2,500,000 shares of its common stock at $15.00 per share for aggregate net proceeds of $32,580, after deducting underwriting discounts, commissions and offering costs of $4,920.

Concurrent with the closing of the IPO, the following transactions were completed in accordance with the related agreements (see Notes 8 and 10 for additional information):

(a)	The Series B Preferred Stock, which had a liquidation preference of $18,668 and a net book value of $18,463, was automatically converted into 2,309,135 shares of the Company’s common stock;
(b)	The Series A Preferred Stock, which had a liquidation preference of $8,598 and a net book value of $6,272, was automatically converted into 2,922,798 shares of the Company’s common stock;
(c)	The Acacia Note, which had a principal balance of $20,000 and accrued interest of $737, was automatically converted into 1,523,746 shares of the Company’s common stock;
(d)

The Primary Warrant was automatically exercised by Acacia, which resulted in the issuance of 2,150,335 shares of the Company’s common stock to Acacia in exchange for cash proceeds of $29,263, and upon exercise of the Primary Warrant, the Company issued to Acacia the 10% Warrant;

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

Other Common Stock Offerings

On November 21, 2017, the Company completed an offering of its common stock, pursuant to which the Company sold an aggregate of 1,121,250 shares of its common stock (which included the full exercise of the underwriters’ option to purchase additional shares) at $23 per share for aggregate net proceeds of $23,762, after deducting underwriting discounts and commissions and offering costs of $2,027.

On June 25, 2018, the Company completed an offering of its common stock, pursuant to which the Company sold an aggregate of 1,955,000 shares of common stock (which included the full exercise of the underwriters’ option to purchase additional shares) at $18.00 per share, for aggregate net proceeds of approximately $32,780 after deducting underwriting discounts and commissions and offering costs of approximately $2,300.

Other Common Stock Transactions

In 2018, the Company issued a total of 941,548 shares of its common stock in connection with its acquisitions of Performance Bridge, Wazee Digital and Machine Box. See Note 3 for additional information.

In 2018, the Company issued an aggregate of 276,561 shares of its common stock in connection with the exercise of stock options, the vesting of restricted stock units under its stock incentive plans, and purchases under its Employee Stock Purchase Plan (the “ESPP”).  Also in 2018, the Company cancelled a total of 4,184 shares of its common stock in connection with the forfeiture of restricted stock due to terminations or in payment of withholding taxes.  In 2017, the Company issued an aggregate of 145,069 shares of its common stock in connection with the exercise of stock options and issuance of stock awards, and cancelled a total of 23,470 of its common stock in connection with the forfeiture of restricted stock due to terminations or in payment of withholding taxes.  See Note 12 for additional information.

In 2018 and 2017, the Company issued 7,412 shares and 6,000 shares of its common stock, respectively, to accredited investors in consideration for services rendered. The Company valued these stock issuances based on the closing price of its common stock on the issuance date and recorded the expense of $130 and $90 in general and administrative expenses in the Company’s consolidated statement of operations for the years ended December 31, 2018 and 2017, respectively.

In March and April 2017, the Company issued a total of 210,000 shares of its common stock to the Bridge Loan Lenders.  See Note 8 for additional information.

In January 2017, the Company repurchased 7,500 shares of its common stock at the estimated fair market value prior to the IPO from a former employee in connection with a settlement agreement.

Dividends on Common Stock

The Company has never declared or paid cash dividends on its common stock. The Company currently intends to retain all available funds and any future earnings for use in the operation of the business and does not anticipate paying any dividends on its common stock in the foreseeable future. Any future determination to declare dividends will be made at the discretion of the Company’s Board of Directors and will depend on the Company’s financial condition, operating results, capital requirements, general business conditions and other factors that the Board of Directors may deem relevant.

Reverse Split

In April 2017, the Company’s Board of Directors and stockholders approved a 0.6-for-1.0 reverse split of the Company’s common stock, which was effected on April 20, 2017 (the “Reverse Split”). In connection with the Reverse Split, each share of the Company’s issued and outstanding common stock was converted and combined into 0.6 shares of common stock. No fractional shares were issued in connection with the reverse split, and any fractional shares resulting from the Reverse Split were cashed out. The Company has reflected the effect of the Reverse Split in these consolidated financial statements as if it had occurred at the beginning of the earliest period presented. As a result of the Reverse Split, the conversion price of each series of preferred stock and the exercise prices of options and stock warrants were proportionally increased.

Increase in Authorized Shares of Common Stock

In May 2017, the Company’s Board of Directors and stockholders approved the increase in the Company’s authorized common stock to 75,000,000 shares from 38,500,000 shares (par value of $0.001 per share), effective immediately following the closing of the IPO upon the filing of the Company’s amended and restated certificate of incorporation. The authorized number of shares of common stock remains unchanged at 75,000,000 shares.

Common Stock Warrants

As of December 31, 2018 and 2017, the Company had a total of 1,297,151 and 1,524,573 warrants issued and outstanding, respectively. The Company issued a five-year warrant in April 2018 which enables the holder to purchase up to 20,000 shares of the Company’s common stock. In June 2018, the Company canceled the warrant issued to Westwood One (“WWO”), which enabled WWO to purchase up to 247,422 shares of the Company’s common stock.

The table below summarizes the warrants outstanding at December 31, 2018:

					Number of
				Exercise	Shares of
Description	Issuance Date	Vesting Terms	Life in Years	Price	Common Stock
10% Warrant	May 2017	50% on issuance; 50% in May 2018	5	$13.6088	809,400
Bridge Loan Warrants	Various 2017	Fully vested on issuance	10	$13.6088	313,440
Acacia Note Warrants	Various 2016	Fully vested on issuance	4	$13.6088	154,311
April 2018 Warrant	April 2018	Fully vested on issuance	5	$11.7300	20,000

NOTE 12. STOCK PLANS

2014 Stock Incentive Plan

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

2017 Stock Incentive Plan

In April 2017, the Company’s Board of Directors and stockholders approved and adopted the 2017 Stock Incentive Plan (the “2017 Plan”), which became effective on May 11, 2017. Under the 2017 Plan, employees, non-employee directors, consultants and advisors may be granted options, stock appreciation rights, stock awards and restricted stock units. The Company had initially reserved 2,000,000 shares of its common stock for issuance under the 2017 Plan. The share reserve increases automatically on the first trading day of January each calendar year by an amount equal to 3% of the total number of shares of common stock outstanding on the last trading day in December of the immediately preceding calendar year, up to an annual maximum of 750,000 shares. As of December 31, 2018, an aggregate of 941,827 shares of common stock were available for future grant under the 2017 Plan.

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

All Performance Options granted under the 2018 Plan will become exercisable in three equal tranches based on the achievement of specific market price goals for the Company’s common stock. For each tranche to become exercisable, the closing price per share of the Company’s common stock must meet or exceed the applicable stock price goal for a period of 30 consecutive trading days. The exercise price of each of the CEO Award and the President Award is $21.25 per share, which was the closing market price of the Company’s common stock on the Nasdaq Global Market on May 4, 2018, the last trading day prior to the date on which the Special Committee approved such awards (which was not a trading day).

As of December 31, 2018, an aggregate of 1,032,675 shares of common stock were available for future grant under the 2018 Plan.

The 2014 Plan, 2017 Plan and 2018 Plan are collectively referred to herein as the “Stock Plans.” The Stock Plans are administered by the compensation committee of the Board of Directors, which determines the recipients and the terms of the awards granted (with the exception of the CEO Award and President Award, which were approved by the Special Committee). All stock options granted under the Stock Plans have exercise prices equal to or greater than the fair market value of the Company’s common stock on the grant date, and expire ten years after the grant date, subject to earlier expiration in the event of termination of the optionee’s continuous service with the Company as further described in each Stock Plan.

Equity awards that have been granted under the 2014 Plan and 2017 Plan to employees (with the exception the Company’s Chief Executive Officer and President) and consultants generally vest over a period of four years (with certain limited exceptions), subject to the optionee’s continuous service with the Company. The restricted stock units awarded to members of the Company’s Board of Directors under the automatic grant program provisions of the 2017 Plan generally vest over a period of one year.

In May 2017, the Company granted under the 2014 Plan to the Company’s Chief Executive Officer, Chad Steelberg, and President, Ryan Steelberg, pursuant to the terms of their employment agreements, (i) options to purchase an aggregate of 2,089,638 shares of the Company’s common stock, which are subject to time-based vesting conditions, and (ii) options to purchase an aggregate of 1,044,818 shares of the Company’s common stock, which are subject to performance-based vesting conditions. The exercise price of all such stock options is $15.00 per share, which was the IPO price of the Company’s common stock. The time-based stock options vest in equal monthly increments over three years, subject to each executive’s continuous service with the Company, and subject to acceleration of vesting under certain circumstances as set forth in the option agreements. The weighted average grant date fair value of performance-based stock options granted under the 2014 Plan during the year ended December 31, 2017 was $8.88 per share. The weighted average remaining contractual term is 8.4 years. The performance-based stock options provided for the awards to vest upon the earlier of the first date on which the market capitalization of the Company’s common stock equaled or exceeded $400,000 over five consecutive business days, or five years after the IPO. In September 2017, the performance-based stock options vested in full, as the performance measure relating to the Company’s market capitalization was achieved. Total stock-based compensation expense of $9,282, which was calculated using the Black-Scholes option-pricing model, was recorded in 2017 for these performance-based stock options.

Stock-based Compensation

The Company recognizes stock-based compensation expense for awards granted under the Stock Plans ratably over the requisite service period.  For awards granted under the 2014 Plan and 2017 Plan, the service period is generally the vesting period. For the Performance Options granted under the 2018 Plan, a derived service period is estimated for each tranche under the Monte Carlo simulation model. The Company also recognizes stock-based compensation expense related to the Company’s ESPP ratably over each purchase interval.

The fair values of stock options granted under the 2014 Plan and 2017 Plan and purchase rights under the ESPP are determined as of the grant date using the Black-Scholes option-pricing model. The assumptions used in calculating the fair values of options granted during the years ended December 31, 2018 and 2017 are set forth in the table below:

	Year Ended	Year Ended
	December 31,	December 31,
	2018	2017
Expected term (in years)	6.01 - 6.07	5.83 - 6.31
Expected volatility	53% - 69%	52% - 65%
Risk-free interest rate	2.63% - 3.08%	1.79% - 2.20%
Expected dividend yield	—	—

The assumptions used in calculating the fair values of purchase rights granted under the ESPP during the year ended December 31, 2018 and 2017 are set forth in the table below:

	Year Ended	Year Ended
	December 31,	December 31,
	2018	2017
Expected term (in years)	0.5	0.5
Expected volatility	50.5% - 53.0%	53%
Risk-free interest rate	1.18% - 1.89%	1.15%
Expected dividend yield	—	—

The Company valued the CEO Award and the President Award granted under the 2018 Plan using a Monte Carlo simulation model. The grant date of such awards was June 29, 2018, the date that was such awards were approved by the Company’s stockholders. The following assumptions were used in the Monte Carlo simulation model for computing the grant date fair values of the CEO Award and the President Award:

Grant date stock price	$16.82
Dividend yield	—%
Risk-free interest rate	2.85%
Estimated volatility	73.0%

The fair value per share was determined for each of the three equal tranches of each award and is presented in the table below:

Tranche 1	$9.22
Tranche 2	$10.05
Tranche 3	$9.50

The total fair value of such awards is $30,375 and is being recorded as stock-based compensation expense over the derived service periods.

The stock-based compensation expense by type of award and by operating expense grouping are presented below:

	Year Ended
	December 31,
	2018	2017
Stock-based compensation expense by type of award:
Restricted stock units	$427	$327
Restricted stock awards	463	891
Common stock awards	—	375
Performance-based stock options under the 2018 Plan	3,799	—
Stock options	10,050	14,391
Employee stock purchase plan	754	105
Total	$15,493	$16,089

Stock-based compensation expense by operating expense grouping:
Sales and marketing	$1,018	$438
Research and development	2,278	464
General and administrative	12,197	15,187
	$15,493	$16,089

Restricted Stock Awards

The Company’s restricted stock activity for the year ended December 31, 2018 was as follows:

		Weighted
		Average Grant
	Shares	Date Fair Value
Unvested at December 31, 2017	147,456	$6.30
Forfeited	(1,975)	$7.50
Vested	(73,273)	$5.32
Unvested at December 31, 2018	72,208	$7.26

As of December 31, 2018, total unrecognized compensation cost related to restricted stock was $400, which is expected to be recognized over a period of 1.6 years. The weighted average grant date fair value per share of restricted stock granted was $15.47 for the year ended December 31, 2017. There was no restricted stock granted during the year ended December 31, 2018. The fair values of restricted stock vested during the years ended December 31, 2018 and 2017 totaled $1,022 and $2,185, respectively.

Restricted Stock Units

The Company’s restricted stock units activity for the year ended December 31, 2018 was as follows:

		Weighted
		Average Grant
	Shares	Date Fair Value
Unvested at December 31, 2017	35,576	$14.76
Granted	69,198	$13.46
Forfeited	(8,918)	$16.82
Vested	(46,713)	$14.74
Unvested at December 31, 2018	49,143	$12.57

As of December 31, 2018, total unrecognized compensation cost related to restricted stock units was $362, which is expected to be recognized over a period of 0.6 year. The weighted average grant date fair value per share of restricted stock units granted was $13.46 and $14.76 for the years ended December 31, 2018 and 2017. The fair values of restricted stock units vested during the years ended December 31, 2018 and 2017 totaled $901 and $0, respectively.

Performance-Based Stock Options Under 2018 Plan

The activity related to performance-based stock options granted under the 2018 Plan for the year ended December 31, 2018 was as follows:

Weighted-Average
			Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at December 31, 2017	—	$—	—	$—
Granted	3,167,325	$21.25
Outstanding at December 31, 2018	3,167,325	$21.25	9.35 years	$—
Exercisable at December 31, 2018	—	$—	—	$—

The weighted average grant date fair value of performance-based stock options granted under the 2018 Plan during the year ended December 31, 2018 was $9.59 per share. No performance-based stock options vested during the year ended December 31, 2018. At December 31, 2018, total unrecognized compensation expense related to performance-based stock options was $26,534 and is expected to be recognized over a weighted average period of 3.9 years.

Stock Options

The activity related to stock options granted under the 2014 Plan and 2017 Plan for the year ended December 31, 2018 was as follows:

		Weighted-Average
			Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at December 31, 2017	4,802,594	$13.89	9.17 years	$44,712
Granted	1,031,091	$13.19
Exercised	(151,121)	$3.63
Forfeited	(516,419)	$16.56
Expired	(11,454)	$14.23
Outstanding at December 31, 2018	5,154,691	$13.78	8.41 years	$707
Exercisable at December 31, 2018	2,743,923	$13.47	8.04 years	$677

The aggregate intrinsic value in the table above represents the difference between the fair market value of the Company’s common stock and the average option exercise price of in-the-money options multiplied by the number of such options. The weighted average grant date fair value per share of stock options granted was $7.40 and $8.95 for the years ended December 31, 2018 and 2017, respectively. The aggregate intrinsic value of the options exercised during the years ended December 31, 2018 and 2017 was $1,984 and $1,875, respectively. The total grant date fair value of stock options vested during the years ended December 31, 2018 and 2017 was $8,929 and $13,094, respectively.

At December 31, 2018, total unrecognized compensation expense related to stock options was $18,232 and is expected to be recognized over a weighted average period of 2.3 years.

Employee Stock Purchase Plan

In April 2017, the Company’s Board of Directors and stockholders approved and adopted the ESPP, which became effective on May 11, 2017. The ESPP is administered by the compensation committee of the Board of Directors and is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code. Under the ESPP, each offering period is generally 24 months with four, six-month purchase intervals, and new offering periods generally commence every six months, as determined by the compensation committee of the Board of Directors.

The purchase price for shares of the Company’s common stock under the ESPP will be established by the plan administrator prior to the start of the offering period, but will not be less than 85% of the lower of the fair market value of the Company’s common stock on (i) the first day of the offering period and (ii) the purchase date. Each purchase right granted to an employee will provide an employee with the right to purchase up to 1,000 shares of common stock on each purchase date within the offering period, subject to an aggregate limit of 200,000 shares purchased under the ESPP on each purchase date, and subject to the purchase limitations in each calendar year under Section 423 of the Internal Revenue Code.

The Company had initially reserved 1,000,000 shares of its common stock for issuance under the ESPP. The share reserve increases automatically on the first trading day of January each calendar year by an amount equal to 1% of the total number of shares of common stock outstanding on the last trading day in December of the immediately preceding calendar year, up to an annual maximum of 250,000 shares.

The ESPP contains a reset provision, which provides that, if the Company’s stock price on any purchase date under an offering period is less than the stock price on the start date of that offering period, then all employees participating in that offering period will be automatically transferred to the new offering period starting on the next business day following such purchase date, so long as the stock price on that start date is lower than the stock price on the start date of the offering period in which they are enrolled.  This reset feature was triggered under the ESPP on August 1, 2018 and, as a result, all employees participating in the ESPP were automatically transferred to the offering period that commenced on August 1, 2018. This reset constituted a modification pursuant to the guidance in ASC 718, Stock Based Compensation.  The Company engaged specialists to determine the incremental cost associated with the modification by calculating the expense related to the modified awards using the assumptions before and after the trigger date. The modification did not have a material effect on the Company’s stock-based compensation expense for the year ended December 31, 2018.

Employee payroll deductions accrued under the ESPP as of December 31, 2018 and 2017 totaled $448 and $253, respectively. During the year ended December 31, 2018 a total of 80,654 shares of common stock were purchased under the ESPP at a weighted average purchase price of $12.72.

NOTE 13. PROVISION FOR INCOME TAXES

The Tax Reform was enacted in December 2017. Impacts of the Tax Reform for the year ended December 31, 2017 included remeasuring federal deferred tax assets and liabilities due to the reduction of the U.S. corporate income tax rate from 35.0% to 21.0%.  In connection with the Tax Reform, the Securities and Exchange Commission issued guidance which allowed the Company a year to finalize the income tax effect of the Tax Reform. Other aspects of the Tax Reform did not take effect until 2018.

The Company has completed its accounting related to the Tax Reform. No further adjustments were made with respect to the previously recorded provisional amounts.

The components of the Company’s loss before the provision for income taxes consisted of the following:

	Year Ended
	December 31,
	2018	2017
United States of America	$(61,169)	$(59,595)
Foreign	87	—
Total	$(61,082)	$(59,595)

The provision for income taxes consisted of the following for the years ended December 31, 2018 and 2017:

	Year Ended
	December 31,
	2018	2017
Current
Federal	$—	$—
State	6	6
Foreign	16	—
Total Current Provision	22	6

Deferred
Federal	(12,146)	(7,216)
State	(4,809)	(1,210)
Foreign	—	—

Change in valuation allowance	16,955	8,426
Total deferred provision	—	—
Total provision	$22	$6

A reconciliation of the statutory U.S. federal income tax rate to the Company's effective tax rate for the years ended December 31, 2018 and 2017 is as follows:

	Year Ended
	December 31,
	2018	2017
Tax, computed at the federal statutory rate	21.00%	34.00%
State taxes, net of federal tax benefit	6.23	1.28
Mark to market adjustment on stock warrants	—	4.06
Meals, entertainment and other	(0.02)	1.67
Debt discount amortization	—	(2.42)
Loss on stock warrants issued	—	(3.30)
Loss on write-off of deferred debt discount	—	(5.78)
Change in valuation allowance	(27.25)	(12.61)
Rate change due to tax law change	—	(16.89)
Provision for income taxes	(0.04)%	0.01%

The significant components of the Company’s deferred income tax assets and liabilities as of December 31, 2018 and 2017 were as follows:

	Year Ended
	December 31,
	2018	2017
Net operating losses	$30,112	$13,844
Stock-based compensation	7,141	3,416
Accrued expenses	178	445
Research credits	547	490
Other - fixed assets and intangibles	—	13
Other	682	70
Gross deferred tax assets	38,660	18,278
Less: valuation allowance	(35,233)	(18,278)
Total deferred tax assets	3,427	—

Other - fixed assets and intangibles	(3,427)	—
Total deferred tax liabilities	(3,427)	—
Net deferred tax assets	$—	$—

The Company has evaluated the available positive and negative evidence supporting the realization of its gross deferred tax assets, including its cumulative losses, and the amount and timing of future taxable income, and has determined it is more likely than not that the assets will not be realized. Accordingly, the Company recorded a full valuation allowance as of December 31, 2018 and 2017 against its U.S. federal and state deferred tax assets as of December 31, 2018 and 2017.

The change in the valuation allowance for the years ended December 31, 2018 and 2017 is as follows:

	Year Ended
	December 31,
	2018	2017
Valuation allowance, at beginning of year	$18,278	$9,852
Increase in valuation allowance	16,955	8,426
Valuation allowance, at end of year	$35,233	$18,278

As of December 31, 2018, the Company has federal and state income tax net operating loss carryforwards of approximately $122,300 and $119,601, respectively. The U.S. federal and state net operating losses will begin to expire in 2034 and 2019, respectively, unless previously utilized. Net operating loss carryforwards generated after January 1, 2018 may be carried forward indefinitely, subject to the 80% taxable income limitation on the utilization of the carryforwards. In addition, the Company had federal and state research and development credit carryforwards of approximately $342 and $260, respectively, as of December 31, 2018. The federal research and development credit will begin to expire in 2036 if unused and the state research and development credit may be carried forward indefinitely. Certain tax attributes may be subject to an annual limitation in the event there has been or is a change of ownership as defined under Internal Revenue Code Section 382.

The Company is subject to taxation in the United States and various states. Its U.S. federal tax returns and state returns are open for examination for tax years 2014 and forward. Neither the Company nor any of its subsidiaries are currently under examination from tax authorities in the jurisdictions in which the Company does business.

NOTE 14. RELATED PARTY TRANSACTIONS

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

The Company reimbursed Chad Steelberg and Ryan Steelberg for the costs of their healthcare plans. During the years ended December 31, 2018 and 2017, the Company expensed $56 and $58 for the cost of such plans, respectively. As of December 31, 2018 and 2017, the Company has an accrual of $5 and $0, respectively, related to these healthcare plans.

There were no other related party transactions as of December 31, 2018 and 2017.

NOTE 15. SUBSEQUENT EVENTS.

As discussed above in Note 3, the Company has finalized the calculation of the contingent earnout payment and expects to pay an additional $4,414 to the former stockholder of Performance Bridge based on Performance Bridge’s achievement of certain revenue milestones in its 2018 fiscal year. The additional earnout payment will be comprised of 20% cash ($883) and 80% shares of the Company’s common stock (approximately 600,000 shares). The Company expects to make these earnout payments by the end of the first quarter of 2019.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

As previously reported in our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2018, on May 18, 2018, the Audit Committee of our Board of Directors approved the dismissal of Marcum LLP, and the engagement of Grant Thornton LLP, as our independent registered public accounting firm. There were no disagreements with Marcum LLP requiring disclosure pursuant to Item 304(a) of Regulation S-K in connection with such change in accountants.  There have also been no transactions or events during 2018 or during 2019 through the date of filing of this Annual Report on Form 10-K that are similar to those involved in the reportable event previously disclosed in such Current Report on Form 8-K pursuant to Item 304(a) of Regulation S-K. Accordingly, there are no transactions or events requiring disclosure in this Annual Report on Form 10-K pursuant to Item 304(b) of Regulation S-K.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2018 our disclosure controls and procedures were not effective as a result of the material weakness in our internal control over financial reporting related to accounting for infrequent complex transactions such as the three business combinations completed in the third quarter of 2018, as described below. Notwithstanding the foregoing, our management has concluded that the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in this Annual Report on Form 10-K in conformity with GAAP.

Limitations on Effectiveness of Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving the desired control objectives. Our management recognizes that any control system, no matter how well designed and operated, is based upon certain judgments and assumptions and cannot provide absolute assurance that its objectives will be met. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. Similarly, an evaluation of controls cannot provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected.

Management’s Report on Internal Control over Financial Reporting

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  This process includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of the internal control over financial reporting to future periods are subject to risk that the internal control may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Management’s Assessment of the Effectiveness of our Internal Control Over Financial Reporting

Management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2018.  In conducting its evaluation, management used the framework set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on our evaluation under such framework, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2018, due to a material weakness related to the accounting for infrequent complex transactions such as the three business acquisitions completed in the third quarter of 2018.  The identified control deficiencies resulted in a number of financial statement adjustments, including the initial value of the equity for one of the acquired businesses, the value of certain acquired intangible assets, and the value of deferred revenue as of the acquisition date.

We have initiated certain measures to remediate this material weakness and plan to implement additional appropriate measures in the future. However, there can be no assurance that we will be able to fully remediate this material weakness or that our remedial actions will prevent this weakness from re-occurring in the future.

Report of Independent Registered Public Accounting Firm

We are an “emerging growth company,” as defined in Rule 405 of the Securities Act and, accordingly, we are not required to provide the attestation report of our independent registered public accounting firm on our internal control over financial reporting required by Item 308(b) of Regulation S-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, other than the measures initiated to remediate the material weakness as disclosed above, that occurred during the fourth quarter of 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2018 and delivered to stockholders in connection with our 2019 annual meeting of stockholders.

Item 11.	Executive Compensation.

The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2018 and delivered to stockholders in connection with our 2019 annual meeting of stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2018 and delivered to stockholders in connection with our 2019 annual meeting of stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2018 and delivered to stockholders in connection with our 2019 annual meeting of stockholders.

Item 14.	Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2018 and delivered to stockholders in connection with our 2019 annual meeting of stockholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:
(1)	Financial Statements.

See the index of the consolidated financial statements that are filed as part of this Annual Report on Form 10-K included in Part II, Item 8 (Financial Statements and Supplementary Data) on page 50.

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

2.1

Agreement and Plan of Merger, dated as of August 13, 2018, by and among Veritone, Inc., Project West Acquisition Corporation, Wazee Digital, Inc. and West Victory Stockholder Representative, LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 15. 2018).

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

4.4

Form of Indenture (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3 (File No. 333-225394), filed with the Securities and Exchange Commission on June 1, 2018).

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

10.9*

Notice of Grant of Stock Option, together with Stock Option Agreement, relating to Stock Options granted to Christopher J. Oates on May 11, 2017 (incorporated by reference to Exhibit 10.39 to the Registrant’s Registration Statement on Form S-1 (No. 333-221570) filed on November 15, 2017).

10.10*	2017 Stock Incentive Plan (2017 Plan) (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1/A (No. 333-216726) filed on April 28, 2017).

10.11*

Form of Notice of Grant of Stock Option, together with Forms of Stock Option Agreement and Stock Purchase Agreement, for use with the 2017 Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 filed on June 26, 2017).

10.12*

Forms of Notice of Grant of Stock Option and Stock Option Agreement for use in connection with grants of stock options to Chad Steelberg and Ryan Steelberg under 2017 Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed on May 8, 2018).

10.13*

Form of Change in Control (CIC) Addendum to Stock Option Agreement for use in connection with grants of stock options to certain executive officers under 2017 Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed on May 8, 2018).

10.14*

Form of Restricted Stock Unit Agreement for use under our 2017 Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed on May 8, 2018).

10.15*

Form of Restricted Stock Unit Agreement for use in connection with the award of restricted stock units to directors pursuant to the automatic grant program under the 2017 Plan (incorporated by reference to Exhibit 99.5 to the Registrant’s Registration Statement on Form S-8 (No. 333-217990) filed on May 12, 2017).

10.16*	Form of Restricted Stock Unit Agreement for use in connection with the award of restricted stock units to executive officers under the 2017 Plan.

10.17*	Form of Notice of Grant of Stock Option and Stock Option Agreement for use in connection with the grant of stock options with performance-based vesting conditions under the 2017 Plan.

10.18*

2018 Performance-Based Stock Incentive Plan (2018 Plan) (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on June 1, 2018).

10.19*

CEO Award Agreement between Chad Steelberg and the Registrant evidencing the Performance Option granted to Chad Steelberg on May 6, 2018 under 2018 Plan and approved by the Registrant’s stockholders on June 29, 2018 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 5, 2018).

10.20*

President Award Agreement between Ryan Steelberg and the Registrant evidencing the Performance Option granted to Ryan Steelberg on May 6, 2018 under 2018 Plan and approved by the Registrant’s stockholders on June 29, 2018 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 5, 2018).

10.21*

Form of Award Agreement to be used under the 2018 Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 5, 2018).

Exhibit No.	Description of Exhibit
10.22*	Veritone, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.32 to the Registrant’s Registration Statement on Form S-1/A (No. 333-216726) filed on April 28, 2017).

10.23*

Employment Agreement, dated as of March 14, 2017, between the Registrant and Chad Steelberg (incorporated by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form  S-1/A (No. 333-216726) filed on April 21, 2017).

10.24*

Employment Agreement, dated as of March 14, 2017, among the Registrant, Veritone One, Inc. and Ryan Steelberg (incorporated by reference to Exhibit 10.25 to the Registrant’s Registration Statement on Form S-1/A (No. 333-216726) filed on April 21, 2017).

10.25*

Offer Letter with Peter F. Collins, dated October 10, 2016, as amended on January 23, 2017 (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (No. 333-216726) filed on March 15, 2017).

10.26*

Offer Letter with Jeffrey B. Coyne, dated October 13, 2016, as amended on January 23, 2017 (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (No. 333-216726) filed on March 15, 2017).

10.27*	Offer Letter with John A. Ganley, dated May 9, 2017 (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (No. 333-221570) filed on November 15, 2017).

10.28*

Form of Indemnification Agreement for directors and officers (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1/A (No. 333-216726) filed on April 28, 2017).

10.29

Investment Agreement dated August 15, 2016 between the Registrant and Acacia Research Corporation (Acacia) (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (No. 333-216726) filed on March 15, 2017).

10.30

Secured Promissory Note dated August 15, 2016 issued by the Registrant to Acacia (Acacia Note) (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (No.333-216726) filed on March 15, 2017).

10.31

Primary Common Stock Purchase Warrant dated August 15, 2016 issued to Acacia, together with form of 10% Warrant to Purchase (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (No. 333-216726) filed on March 15, 2017).

10.32

Common Stock Purchase Warrant dated August 15, 2016 (First Tranche Warrant A) issued to Acacia (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (No. 333-216726) filed on March 15, 2017).

10.33

Amended and Restated Security Agreement dated March 15, 2017 among the Registrant, Acacia and Veritone LOC I, LLC (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1/A (No. 333-216726) filed on April 21, 2017).

10.34	First Amendment to Acacia Note, dated March 14, 2017 (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1/A (No. 333-216726) filed on April 21, 2017).

10.35

Common Stock Purchase Warrant (First Tranche Warrant B), dated November 25, 2016, between the Registrant and Acacia Research Corporation (incorporated by reference to Exhibit 4.14 to the Registrant’s Registration Statement on Form S-3 (File No. 333-225394), filed with the Securities and Exchange Commission on June 1, 2018).

10.36

Common Stock Purchase Warrant (Second Tranche Warrant), dated November 25, 2016, between the Registrant and Acacia Research Corporation (incorporated by reference to Exhibit 4.15 to the Registrant’s Registration Statement on Form S-3 (File No. 333-225394), filed with the Securities and Exchange Commission on June 1, 2018).

10.37

First Amendment to Primary Common Stock Purchase Warrant, dated March 14, 2017, between the Registrant and Acacia (incorporated by reference to Exhibit 10.26 to the Registrant’s Registration Statement on Form S-1/A (No. 333-216726) filed on April 21, 2017).

10.38

First Amendment to First Tranche Warrant A, dated March 14, 2017, between the Registrant and Acacia (incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement on Form S-1/A (No. 333-216726) filed on April 21, 2017).

Exhibit No.	Description of Exhibit
10.39

First Amendment to First Tranche Warrant B, dated March 14, 2017, between the Registrant and Acacia (incorporated by reference to Exhibit 10.28 to the Registrant’s Registration Statement on Form S-1/A (No. 333-216726) filed on April 21, 2017).

10.40

First Amendment to Second Tranche Warrant, dated March 14, 2017, between the Registrant and Acacia (incorporated by reference to Exhibit 10.29 to the Registrant’s Registration Statement on Form S-1/A (No. 333-216726) filed on April 21, 2017).

10.41

Note Purchase Agreement, dated March 15, 2017, among the Registrant, Acacia and VLOC, LLC (incorporated by reference to Exhibit 10.30 to the Registrant’s Registration Statement on Form S-1/A (No. 333-216726) filed on April 21, 2017).

10.42

Form of Bridge Note, dated March 15, 2017 issued under the Note Purchase Agreement (incorporated by reference to Exhibit 10.31 to the Registrant’s Registration Statement on Form S-1/A (No. 333-216726) filed on April 21, 2017).

10.43

Form of Common Stock Purchase Warrant issued under the Note Purchase Agreement (incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1/A (No. 333-216726) filed on April 21, 2017).

10.44

Lease Agreement dated for reference purposes as of July 14, 2017, between the Registrant and PRII/MCC South Coast Property Owner, LLC, for premises located at 575 Anton Boulevard, Costa Mesa, California (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 filed on August 8, 2017).

10.45

Equity Distribution Agreement, dated June 1, 2018, between the Company and JMP Securities LLC (incorporated by reference to Exhibit 1.2 to the Registration Statement on Form S-3 (File No. 333-225394), filed with the Securities and Exchange Commission on June 1, 2018).

21.1	List of Subsidiaries.

23.1	Consent of Marcum LLP.

23.2	Consent of Grant Thornton LLP.

24.1	Power of Attorney (included on signature page).

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1+	Certifications pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*	Indicates a management contract or compensatory plan or arrangement.
+

The certifications furnished in Exhibit 32.1 shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act, or the Exchange Act (including this Quarterly Report on Form 10-Q), unless the Registrant specifically incorporates the foregoing information into those documents by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Veritone, Inc.

Date: March 18, 2019	By:	/s/ Chad Steelberg
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

SIGNATURE	TITLE	DATE

/s/ Chad Steelberg	Chief Executive Officer and Chairman of the Board	March 18, 2019
Chad Steelberg	(Principal Executive Officer)

/s/ Peter F. Collins	Executive Vice President and Chief Financial Officer	March 18, 2019
Peter F. Collins	(Principal Financial and Accounting Officer)

/s/ Ryan Steelberg	President and Director	March 18, 2019
Ryan Steelberg

/s/ Nathaniel L. Checketts	Director	March 18, 2019
Nathaniel L. Checketts

/s/ Jeff P. Gehl	Director	March 18, 2019
Jeff P. Gehl

/s/ G. Louis Graziadio, III	Director	March 18, 2019
G. Louis Graziadio, III

/s/ Paul A. Krieger	Director	March 18, 2019
Paul A. Krieger

/s/ Knute P. Kurtz	Director	March 18, 2019
Knute P. Kurtz

/s/ Nayaki R. Nayyar	Director	March 18, 2019
Nayaki R. Nayyar

/s/ Christopher J. Oates	Director	March 18, 2019
Christopher J. Oates