Form 10-K/A
period 2018-12-31
Veritone, Inc.
filed 2019-04-29
CIK 1615165

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2018 of Veritone, Inc. (“Company,” “Veritone,” “we,” “our,” and “us”), originally filed with the Securities and Exchange Commission (“SEC”) on March 18, 2019 (“Original Filing”). At the time that we filed the Original Filing, we intended to file a definitive proxy statement for our 2019 Annual Meeting of Stockholders within 120 days after the end of our fiscal year pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”), and to incorporate by reference the Part III information omitted from the Original Filing to such definitive proxy statement. We are filing this Amendment to amend Part III of the Original Filing to include the information required by and not included in Part III of the Original Filing because we now expect to file a definitive proxy statement for our 2019 Annual Meeting of Stockholders after such 120-day period. Part IV of the Original Filing is being amended solely to add as exhibits certain new certifications in accordance with Rule 13a-14 promulgated by the SEC under the Exchange Act.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing other than as expressly indicated in this Amendment. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings made with the SEC subsequent to March 18, 2019.

i

ii

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information Regarding Our Board of Directors

Members of the Board

The following individuals are currently serving on our Board of Directors (the “Board”):

Name	Principal Occupation	Age	Class	Term Expires	Director Since
Chad Steelberg	Chairman of the Board and Chief Executive Officer, Veritone, Inc.	47	III	2020	2014

Nathaniel L. Checketts	Chief Executive Officer, Rhone Apparel, Inc.	36	I	2021	2014

Jeff P. Gehl	Managing Partner, RCP Advisors, LLC	52	I	2021	2017

G. Louis Graziadio, III	President and Chief Executive Officer, Second Southern Corp.	69	III	2020	2016

Paul A. Krieger	Revenue Manager, Hortonworks Inc.	52	II	2019	2018

Knute P. Kurtz	Independent Investor	63	II	2019	2017

Nayaki R. Nayyar	President of Digital Services Management, BMC Software, Inc.	48	II	2019	2018

Christopher J. Oates	Managing Director, RimLight, LLC	50	I	2021	2014

Ryan Steelberg	President, Veritone, Inc.	45	III	2020	2014

Chad Steelberg is a co-founder of our company and has served as our Chief Executive Officer and Chairman of the Board since our inception in June 2014. From January 2007 to December 2012, he served as a board member of Brand Affinity Technologies, Inc., a technology and marketing services company. Prior to that, Mr. Steelberg served as the general manager of the Audio Division of Google Inc. from February 2006 to February 2007. From February 2002 to February 2007, he was the co-founder and Chief Executive Officer of dMarc Broadcasting, an advertising company that was acquired by Google Inc. in 2006. Prior to that, Mr. Steelberg was the co-founder and Chief Executive Officer of Adforce, a publicly traded centralized independent ad-serving company that was acquired by CMGi in 1999. We believe that Mr. Steelberg is qualified to serve on our Board based on his long and successful track record in identifying new market opportunities and creating disruptive technology-based companies. In addition, Mr. Steelberg’s intimate knowledge of the day-to-day management and operations of our company provides our Board with an in-depth understanding of our company.

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

Jeff P. Gehl has served as our director since May 2017. Since 2001, Mr. Gehl has been a Managing Partner of RCP Advisors, a private equity firm he co-founded. Mr. Gehl is responsible for leading RCP’s client relations and fund-raising activities, as well as its relationships with private equity fund managers in the Western United States, and he also serves as a member of the investment committees and advisory boards of various funds in which RCP is invested. Prior to co-founding RCP, he was involved in a number of private equity-financed companies, where he held senior positions in finance and operations. In addition, Mr. Gehl founded and served as Chairman and Chief Executive Officer of MMI, a technical staffing company, and acquired Big Ballot, Inc., a sports marketing firm. He also serves as a director of P10 Holdings, Inc., an asset management investment firm that is the parent company of RCP, and as a director of Super League Gaming, Inc., a leading amateur esports platform provider. Mr. Gehl received a Bachelor of Science degree in Business Administration from the University of Southern California’s Entrepreneur Program, where he received the “Entrepreneur of the Year” award in 1989. We believe that Mr. Gehl is qualified to serve on our Board based on his extensive experience in financing, developing and managing high-growth technology companies.

G. Louis Graziadio, III has served as our director since August 2016. Since March 1990, Mr. Graziadio has been President and Chief Executive Officer of Second Southern Corp., the managing partner of Ginarra Partners, L.L.C., a closely-held company involved in a wide range of investments and business ventures. Mr. Graziadio is also Chairman of the Board and Chief Executive Officer of Boss Holdings, Inc., a distributor of consumer goods. From August 2016 to June 2018, Mr. Graziadio served as the Executive Chairman of Acacia Research Corporation ("Acacia"), a leading patent licensing firm. From 1984 to 2000, Mr. Graziadio served as a director of Imperial Bancorp, the parent company of Imperial Bank, a Los Angeles-based commercial bank acquired by Comerica Bank in January 2001. Mr. Graziadio, and companies with which he is affiliated, are significant shareholders in numerous private and public companies in a number of different industries. Since 1978, Mr. Graziadio has been active in restructurings of both private and public companies, as well as corporate spin-offs and initial public offerings. Mr. Graziadio previously served as a director of True Religion Apparel, Inc., a publicly traded premium clothing company, from May 2005 until its sale in July 2013, and as a director of World Point Terminals, LP, a previously publicly traded company which owns, operates, develops, and acquires terminal assets relating to the storage of light refined products and crude oil, from August 2013 to August 2017. In addition, Mr. Graziadio is a member of the Pepperdine University Board and the Board of Visitors of the Graziadio School of Business and Management at Pepperdine University. He is also a founding member of the board of directors of the Los Angeles Fire Department Scholarship Fund. We believe that Mr. Graziadio is qualified to serve on our Board due to his extensive experience as a member of senior management at several different companies, as well as his expertise in the area of finance, investment and capital market transactions. In addition, his experience in serving on the boards of directors of public companies provides our Board with valuable skills and capability to help guide the governance of our company.

Paul A. Krieger has served as our director since August 2018. Mr. Krieger is Revenue Manager for Hortonworks, a data management software company. He joined Hortonworks in May 2016 as Senior Revenue Analyst, and was appointed Revenue Manager in April 2018. Mr. Krieger was previously a technical accounting consultant to Openwave Messaging, a provider of messaging solutions, from April 2015 to December 2015, and was a Senior Revenue Analyst at VMware, a leading provider of cloud infrastructure and business mobility solutions, from August 2010 to March 2015. He also has over 15 years of experience as an equity research analyst, providing forensic accounting, financial statement, and corporate governance analysis of public companies for investment management firms. We believe that Mr. Krieger is qualified to serve on our Board based on his extensive experience in accounting and financial reporting matters involving publicly traded software and technology companies, which provides our Board with valuable insight in their oversight of our company in these areas.

Knute P. Kurtz has served as our director since June 2017. Until his retirement in June 2016, Mr. Kurtz was the Managing Partner of the Orange County office of PricewaterhouseCoopers LLP (“PwC”). During his ten years in that role, Mr. Kurtz was responsible for leading all important market facing activities on behalf of PwC and overseeing the delivery of assurance, financial/tax and advisory services to public and private clients in the market. He was a member of PwC’s senior leadership for the Southern California, Phoenix and Las Vegas cluster of offices and also served as the Market Leader for PwC’s Private Company Services practice in that region. Prior to his role in the Southern California market, Mr. Kurtz served in various other leadership positions with PwC over a career that spanned 38 years and six offices throughout the United States. His professional experience includes serving as the lead advisor and audit partner to public and private clients in a number of different industry sectors and companies as diverse as Fortune 500 companies to high tech start-up entities. In addition to financial/audit services, he has extensive experience in capital market transactions including initial public offerings, mergers and acquisitions and debt offerings. His client work has also included advising audit committees and senior management on matters pertaining to corporate governance, risk assessments, internal controls and strategic initiatives. Mr. Kurtz currently serves as a director of Sunwest Bank, a privately-held regional bank. We believe that Mr. Kurtz is qualified to serve on our Board based on his extensive experience and knowledge in accounting and auditing matters involving publicly traded technology companies, which provide our Board with valuable insight in their oversight of our company in these areas.

Nayaki R. Nayyar has served as our director since October 2018. Since October 2016, Ms. Nayyar has served as President of Digital Services Management at BMC Software, Inc., a leading enterprise software solutions provider. Prior to joining BMC Software, Inc., Ms. Nayyar served as General Manager and Global Head of the Internet of Things (IoT) division of SAP SE, a leading provider of enterprise application software, from January 2016 to October 2016. She joined SAP SE in 2011, holding the positions of Senior Vice President, Corporate Strategy, from March 2011 to December 2011, and Senior Vice President, SAP Cloud, Customer Engagement, from January 2012 to December 2015. Ms. Nayyar also served as Vice President and Chief Technical Officer, Enterprise Architecture and Application Services, at Valero Energy Corporation, an international petroleum company, from August 2000 to February 2011. We believe that Ms. Nayyar is qualified to serve on our Board due to her technical expertise in enterprise cloud software and IoT technologies, and her extensive experience in leading large teams in complex global organizations through acquisitions, technology transitions and growth phases, which provide valuable insight to our Board with respect to our technology and growth strategies.

Christopher J. Oates has served as our director since July 2014. Since 2003, Mr. Oates has been the Founder and Managing Director of RimLight, LLC, a privately-held, actively managed investment and strategic advisory firm. Prior to the formation of RimLight, LLC, Mr. Oates held senior level strategic planning, finance and business development positions in both public and private companies where he specialized in the design and implementation of entry strategies for markets throughout Europe, South America and the Middle East, with a primary focus on China, Southeast Asia and the balance of the Asia-Pacific region. Mr. Oates is also Founder and Managing Partner of Nio Advisors, LLC, an international investment and strategic advisory firm servicing growth-based companies and select financial institutions. We believe that Mr. Oates is qualified to serve on our Board due to his extensive experience and knowledge in strategic transactions, business development and financial management of media and technology companies, which provide valuable insight to our Board with respect to our operations and growth strategies.

Ryan Steelberg is a co-founder of our company and has served as a director since our inception in June 2014 and as the President of our subsidiary, Veritone One, Inc., since June 2015. In March 2017, he was appointed as President of our company. From October 2007 to December 2014, he served as the President and Chief Executive Officer of Brand Affinity Technologies, Inc. Prior to that, Mr. Steelberg served as the Head of the Radio Division of Google Inc. from February 2006 to February 2007. From September 2002 to February 2007, he was the co-founder and President of dMarc Broadcasting, an advertising company that was acquired by Google Inc. in 2006. We believe that Mr. Steelberg is qualified to serve on our Board because of his extensive experience in the business development, marketing and management of enterprises in the media and digital technology industries. In addition, Mr. Steelberg’s intimate knowledge of our operations and technology provides our Board with an in-depth understanding of our company.

Other Directorships

Mr. Gehl currently serves on the board of directors of two other publicly reporting companies, P10 Holdings, Inc. and Super League Gaming, Inc. Mr. Gehl does not currently serve, and during the past five years has not served, on the board of directors of any other publicly reporting company or investment company.

Mr. Graziadio previously served on the boards of directors of two other publicly reporting companies, Acacia until June 2018, and World Point Terminals, LP until August 2017. Mr. Graziadio does not currently serve, and during the past five years has not served, on the board of directors of any other publicly reporting company or investment company.

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

Voting Agreement

In connection with an investment by Acacia in our securities in August 2016, we entered into a Voting Agreement with Acacia and certain stockholders (the “Holders”), including entities affiliated with Chad Steelberg and Ryan Steelberg (the “Voting Agreement”). Pursuant to the Voting Agreement, our Board consists of a total of nine authorized directors. Until May 17, 2019 (the “Voting Period”), Acacia has the right to nominate three directors to our Board, and the Holders, voting together as a group, have the right to nominate six directors to our Board. Chad Steelberg and Ryan Steelberg currently beneficially own the majority of the shares of our common stock held by the Holders, and accordingly, are able to designate all six of the Holders’ director nominees. During the Voting Period, Acacia and the Holders have agreed to vote all of their shares to elect the nine directors nominated by them pursuant to the Voting Agreement. In addition, pursuant to the Voting Agreement, each of Acacia and the Holders has the right to appoint three designees to attend and participate in the meetings of our Board in a non-voting capacity.

Executive Officers

We currently have five executive officers who serve at the pleasure of our Board and are elected on an annual basis:

Name	Age	Title
Chad Steelberg	47	Chief Executive Officer and Chairman of the Board
Ryan Steelberg	45	President
Peter F. Collins	54	Executive Vice President and Chief Financial Officer
Jeffrey B. Coyne	52	Executive Vice President, General Counsel and Secretary
John A. Ganley, Jr.	70	Executive Vice President, Human Resources

The biography of Chad Steelberg is presented on page 1, and the biography of Ryan Steelberg is presented on page 3. The biographies of our other executive officers are set forth below.

Peter F. Collins has served as our Executive Vice President and Chief Financial Officer since May 2017 and previously as our Senior Vice President and Chief Financial Officer from October 2016 to May 2017. From May 2014 to October 2016, Mr. Collins served as Chief Financial Officer at J Brand Holdings, LLC, a premium clothing company and a subsidiary of Fast Retailing Co., Ltd. From March 2007 to July 2013, Mr. Collins served as Chief Financial Officer of True Religion Apparel Inc., a publicly traded premium clothing company. From April 2004 to March 2007, he served as Divisional Vice President, Corporate Controller and Principal Accounting Officer for Nordstrom, Inc., a publicly traded department store chain. From 2002 to 2004, Mr. Collins served in various financial roles with Albertson’s, Inc., a supermarket chain, including Group Vice President and Controller. Prior to that, from 1998 until 2002, Mr. Collins was a partner with Arthur Andersen LLP, serving clients in the healthcare, retail, distribution and manufacturing industries.

Jeffrey B. Coyne has served as our Executive Vice President, General Counsel and Secretary since October 2016. From July 2004 to April 2016, Mr. Coyne served as Senior Vice President, General Counsel and Corporate Secretary, with responsibility for legal affairs and human resources, at Newport Corporation, a global supplier of advanced technology products that was acquired by MKS Instruments, Inc., and from June 2001 to July 2004, he served as Vice President, General Counsel and Corporate Secretary of Newport Corporation. Prior to that, Mr. Coyne was a partner in the Corporate and Securities Law Department of Stradling Yocca Carlson & Rauth, P.C. from January 2000 to June 2001, and was an associate attorney at such firm from February 1994 to December 1999. From November 1991 to February 1994, Mr. Coyne was an associate attorney at Pillsbury Madison & Sutro LLP (now Pillsbury Winthrop Shaw Pittman LLP), an international law firm. Mr. Coyne is a member of the State Bar of California.

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

Code of Ethics

Our Board has adopted a code of business conduct and ethics, which is applicable to our principal executive, financial and accounting officers and all persons performing similar functions. A copy of that code is available in the Investor Relations section of our principal corporate website at investors.veritone.com under the heading “Governance.” We will also provide an electronic or paper copy of the code of ethics, free of charge, upon request made to our Secretary. If any substantive amendments are made to the written code of ethics, or if any waiver (including any implicit waiver) is granted from any provision of the code of ethics to our principal executive, financial and accounting officers, we will disclose the nature of such amendment or waiver on our website at www.veritone.com or, if required, in a current report on Form 8-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely upon the review of copies of such reports furnished to us and written representations that no other reports were required during fiscal year 2018 or prior fiscal years, all of our officers, directors and greater than ten percent stockholders have complied with all applicable Section 16(a) filing requirements.

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

Overview

Our executive compensation plans and arrangements are overseen and administered by our Compensation Committee, which is comprised entirely of independent directors as determined in accordance with applicable NASDAQ and SEC rules. The Compensation Committee operates under a written charter adopted and reviewed annually by our Board. A copy of this charter is available on our website at investors.veritone.com under the heading “Governance.”

Our Compensation Committee has established an executive compensation program that is intended to fulfill three primary objectives: first, to attract and retain the high caliber executives required for the success of our business; second, to reward these executives for strong financial and operating performance; and third, to align their interests with those of our stockholders to incentivize them to create long-term stockholder value. The key components of the compensation of our executive officers are base salaries, cash incentives, and equity awards.

In December 2017, the Compensation Committee engaged a compensation consultant, Pearl Meyer & Partners, LLC (“Pearl Meyer”), to conduct a market study of executive compensation and make recommendations regarding the base salaries, cash incentive compensation and equity compensation for our executive officers. Pearl Meyer reviewed compensation data reported by a group of publicly traded software-as-a-service companies with annual revenues between $50 million and $150 million, with average revenues of approximately $100 million. The Compensation Committee determined that this group of companies, which has higher revenues than Veritone, was an appropriate peer group for this analysis, as it represented the size of companies with which we compete for executive talent. Specifically, Pearl Meyer reviewed base salaries, target cash incentives and annual equity compensation for the companies in this group.

In March 2018, the Compensation Committee reviewed the market data and recommendations that had been provided by Pearl Meyer and used such data and recommendations to establish compensation levels and plans for our executive officers for 2018. Such review indicated that the target total cash compensation and target total direct compensation of our executive officers were both significantly below the 50th percentile of the peer group. The Compensation Committee determined that it is important to provide compensation packages to our executive officers that represent target total direct compensation that is approximately equal to the 50th percentile of market, but that the mix of such compensation be weighted more heavily towards equity compensation to reduce our cash utilization and to align our executives’ compensation with the interests of our stockholders. The key components of the executive compensation program approved by the Compensation Committee in March 2018 are discussed in more detail below. This executive compensation program amended and superseded the compensation terms of the employment agreements that we entered into with Chad Steelberg and Ryan Steelberg in 2017 and the employment offer letters for our other executive officers.

As part of its review of executive compensation in 2018, the Compensation Committee also discussed with Pearl Meyer whether it would be in the best interests of Veritone and our stockholders to develop a separate performance-based equity incentive program for our Chief Executive Officer, our President, and our other executive officers and employees, to provide them with an additional incentive to drive increases in stockholder value. The Compensation Committee determined that such a program would tie a large portion of each participant’s total earnings potential to the achievement of challenging stockholder value targets, which would give them a powerful incentive to drive increases in stockholder value and strongly align their interests with the interests of our stockholders. Due to the potential interests of Chad Steelberg and Ryan Steelberg in such program, on the recommendation of the Compensation Committee, the Board appointed a special committee comprised of independent and disinterested members of the Board (the “Special Committee”), which had the exclusive authority to develop and negotiate such performance-based equity incentive program on behalf of our Board. In May 2018, our Board approved our 2018 Performance-Based Stock Incentive Plan (the “2018 Plan”) and the Special Committee approved awards of performance options to Chad Steelberg and Ryan Steelberg, subject to stockholder approval, which was received in June 2018. The 2018 Plan and the awards of performance options under that plan are discussed in more detail under the heading “2018 Performance-Based Stock Incentive Plan” below.

Base Salaries

Based on its review of executive compensation in March 2018, the Compensation Committee approved an annual base salary of $250,000 for each of our executive officers. These new base salaries became effective as of March 15, 2018. In November 2018, the Compensation Committee reviewed the base salaries of our executive officers and determined that no changes would be made to such base salaries for 2019.

Cash Incentives

In March 2018, the Compensation Committee established a cash incentive program for our executive officers, to link a significant portion of each executive’s total compensation to the achievement of pre-established performance goals. For 2018, each executive officer’s target incentive was set at $75,000 (30% of base salary). The target incentive amount would be payable in the event of achievement of 100% of the target levels for certain financial measures established by the Compensation Committee. For 2018, payout of the target cash incentives for all executive officers was conditioned upon achievement of the net revenue target set forth in the annual operating plan approved by our Board for 2018 (the “Revenue Goal”), with potential payouts of up to 200% of the target amount in the event of achievement of 150% of the Revenue Goal. Payouts would be prorated on a straight-line basis in the event of revenue achievement between 100% and 150% of the Revenue Goal. We did not achieve the Revenue Goal for 2018. Accordingly, no cash incentives were earned by our executive officers for 2018.

The Compensation Committee has established a cash incentive program for our executive officers for 2019 having a comparable structure to the 2018 program. The financial measures established by the Compensation Committee for 2019 were net revenue and earnings before interest expense, depreciation, amortization and stock-

based compensation expenses, adjusted to exclude certain acquisition, integration and financing-related costs, with each measure weighted equally. No changes have been made to the target incentive amounts for 2019.

Equity Incentives

We provide long-term incentive compensation to our executive officers through equity-based awards under our stock incentive plans, such as stock options, restricted stock and restricted stock units, which generally vest over multiple years. As discussed above, the Compensation Committee has determined that the mix of executive compensation should be weighted more heavily towards equity compensation to reduce our cash utilization and to align our executives’ compensation with the interests of our stockholders. Accordingly, the Compensation Committee takes into account the amount by which the cash compensation of our executives officers falls below the 50th percentile of market (based on the peer group data reviewed by the Compensation Committee) and generally sets annual equity compensation at levels necessary to bring target total direct compensation closer to the 50th percentile of market.

2014 Plan and 2017 Plan

Our 2014 Stock Option/Stock Issuance Plan (the “2014 Plan”) was approved by our Board and stockholders in 2014, and our 2017 Stock Incentive Plan (the “2017 Plan”) was approved by our Board and stockholders at the time of our IPO in May 2017. Under these plans, the Compensation Committee or our Board has authority to grant awards of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock and restricted stock units to our executive officers, directors, employees and consultants. Our Board has resolved not to make any further awards under the 2014 Plan following the completion of our IPO. The 2014 Plan will continue to govern all outstanding awards granted thereunder.

All stock options granted under the 2014 Plan and 2017 Plan have exercise prices equal to or greater than the fair market value of our common stock on the grant date, and expire 10 years after the grant date, subject to earlier expiration in the event of termination of the awardee’s continuous service with the company. All equity awards granted under the 2014 Plan and 2017 Plan vest in accordance with the vesting schedules established by the Compensation Committee at the time of award, subject to the awardee’s continued service with our company. The vesting of equity awards granted to our executive officers is subject to acceleration under certain circumstances as discussed under the heading “Payments Upon Termination of Employment or Change in Control” below.

In March 2018, the Compensation Committee granted a nonqualified stock option to each executive officer under our 2017 Plan. Chad Steelberg received an option to purchase 136,029 shares of common stock, Ryan Steelberg received an option to purchase 68,015 shares of common stock, and each of Messrs. Collins, Coyne and Ganley received an option to purchase 37,099 shares of common stock. Such options have an exercise price of $15.14, which was the closing price of our common stock on the grant date. Such options vest over a four-year period, with 25% of the shares underlying such options vesting on the first anniversary of the grant date, and the remaining shares underlying such options vesting in 36 equal monthly installments thereafter. The grant date value (determined using the Black-Scholes-Merton option pricing model) of the option granted to Chad Steelberg was approximately $1.1 million, the grant date value of the option granted to Ryan Steelberg was approximately $542,000, and the grant date value of the option granted to each of Messrs. Collins, Coyne and Ganley was approximately $295,000.

In February 2019, the Compensation Committee granted 15,000 nonqualified stock options to each of Messrs. Collins, Coyne and Ganley under the 2017 Plan, which options had grant date values of approximately $53,000 and substantially the same terms as the stock options granted to them in 2018. In addition, in February 2019, the Compensation Committee awarded to each of Messrs. Collins, Coyne and Ganley 16,845 restricted stock units having a total grant date value of approximately $95,000, which vest in full in January 2020, in order to achieve the desired target total direct compensation levels for such executive officers. The Compensation Committee has not granted additional equity awards to Chad Steelberg and Ryan Steelberg, in light of the performance-based stock options awarded to them in 2018 under the 2018 Plan, as discussed below.

2018 Performance-Based Stock Incentive Plan

In May 2018, our Board approved our 2018 Plan, and the Special Committee approved awards of performance-based stock options to Chad Steelberg (the “CEO Award”) and Ryan Steelberg (the “President Award”) under the 2018 Plan. The CEO Award, President Award and 2018 Plan were approved by our stockholders at our annual meeting of stockholders held in June 2018.

The CEO Award, the President Award and all awards granted to our other executive officers and employees under the 2018 Plan are 100% performance-based, vesting only upon the achievement of stock price milestones that would represent significant increases in our stock price. By tying a significant portion of the total earnings potential of our executive officers and other employees to the achievement of challenging stock price targets, the Board believes that the 2018 Plan gives our executive officers and other employees a powerful, long-term incentive to drive increases in stockholder value and strongly aligns their interests with our long-term goals and the interests of our stockholders. The 2018 Plan incentivizes executive officers and other employees to remain employed with us and to deliver strong performance over time.

All awards granted under the 2018 Plan consist of nonstatutory stock options, which will become exercisable in three equal tranches only if we achieve the following stock price goals:

Tranche	Stock Price Goal
1	$ 49.15 per share
2	$ 98.31 per share
3	$196.62 per share

Each tranche will be determined to be achieved if our stock price equals or exceeds the applicable stock price goal for thirty consecutive trading days. All stock options granted under the 2018 Plan have exercise prices equal to or greater than the fair market value of our common stock on the grant date, and expire 10 years after the grant date, subject to earlier expiration in the event of termination of an awardee’s service with the company.

The CEO Award and the President Award were approved by the Special Committee on May 6, 2018. The numbers of shares of common stock underlying the CEO Award and the President Award are 1,809,900 and 1,357,425, respectively, and the exercise price of such awards is $21.25 per share, which was the closing price of our common stock on May 4, 2018, the last trading day prior to the date of approval of the awards by the Special Committee (which was not a trading day). The vesting of the CEO Award is contingent upon Chad Steelberg being employed as our Chief Executive Officer, and the vesting of the President Award is contingent upon Ryan Steelberg being employed as President or in such other position as may be approved by the Compensation Committee. If Chad Steelberg’s service as Chief Executive Officer, or if Ryan Steelberg’s service as President (or such other position), is terminated by us (other than for misconduct), any outstanding and unexercisable portion of the award held by him will remain outstanding and eligible to become exercisable for a period of nine months following such termination. At that time, any portion of his award that has not become exercisable will be forfeited. The CEO Award and the President Award provide that any shares issued upon exercise thereof must be held by the executive officer for a minimum of six months, to further align the executive officer’s interests with the interests of our other stockholders following the exercise of such options.

On February 12, 2019, the Compensation Committee approved an award of 26,001 stock options to each of Messrs. Collins, Coyne and Ganley under the 2018 Plan. Such stock options have an exercise price of $5.65 per share, which was the closing price of our common stock on the grant date. The vesting of each such award is contingent upon the executive officer remaining employed by us. If the executive officer is terminated by us

(other than for misconduct), any outstanding and unexercisable portion of the award held by him will remain outstanding and eligible to become exercisable for a period of nine months following such termination. At that time, any portion of his award that has not become exercisable will be forfeited.

Generally Available Benefit Programs

Section 401(k) Plan

We make available a tax-qualified retirement plan that provides eligible employees, including our executives, with an opportunity to save for retirement on a tax advantaged basis. Participants are able to defer up to 80% of their eligible compensation, subject to applicable annual limits under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). Pre-tax contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participant’s directions. We do not currently make any matching contributions under the 401(k) plan.

Employee Stock Purchase Plan

We maintain an employee stock purchase plan (the “ESPP”), which is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code, to promote stock ownership by employees. Under the ESPP, eligible employees are able to acquire shares of our common stock by accumulating funds through payroll deductions. Eligible employees are able to select a rate of payroll deduction between 1% and 15% of their eligible compensation. The ESPP is implemented through a series of offering periods of up to 27 months, each having multiple purchase intervals, which are generally six months, unless otherwise determined by our Compensation Committee as the plan administrator.

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

Health Benefit Programs

Our executive officers are eligible to participate in our health benefit programs, including medical, dental, vision, long-term disability, life and accidental death and dismemberment insurance, flexible spending accounts and certain other benefits. We pay 100% of the premiums for the medical, dental, vision, long-term disability and life insurance elected by Messrs. Collins, Coyne and Ganley under these company-provided benefits (excluding the premiums for voluntary supplemental disability). Chad Steelberg and Ryan Steelberg do not currently participate in these benefit programs; however, we reimburse each of them for 100% of the costs for their separate healthcare plans.

Employment Agreements with Chad Steelberg and Ryan Steelberg

In March 2017, we entered into employment agreements with Chad Steelberg and Ryan Steelberg. Each employment agreement has an initial term of three years, which will be renewed automatically for additional one-year terms unless either we or the officer notifies the other party of the intent not to renew the agreement at least 90 days prior to the expiration of the then-current term. The employment agreements with Chad Steelberg and Ryan Steelberg are at-will agreements and may be terminated at any time and for any reason or without reason. However, if the officer is terminated other than for “cause” or resigns for “good reason” (as such terms are defined in their respective employment agreements), then the officer will be entitled to acceleration of the vesting of certain stock options, and, in the case of Ryan Steelberg, to certain cash severance payments, as discussed under the heading “Payments Upon Termination of Employment or Change in Control” below.

The employment agreements with Chad Steelberg and Ryan Steelberg had specified cash compensation levels for each executive officer (and in the case of Chad Steelberg, equity compensation in lieu of base salary), which were subject to periodic review and adjustment at the discretion of our Board or our Compensation Committee, and provided for grants of time-based and performance-based stock options to each executive officer in 2017. The executive compensation program established by the Compensation Committee in March 2018 has amended and superseded the compensation terms set forth in the employment agreements with Chad Steelberg and Ryan Steelberg.

Roles of Compensation Consultants in Determining Executive Compensation

The Compensation Committee has the authority to engage its own compensation consultants and other independent advisors to assist in designing and administering our executive compensation programs. As noted above, the Compensation Committee directly engaged Pearl Meyer in December 2017 to conduct a market study of executive compensation, which included a review and analysis of executive cash and equity compensation. For this market study, Pearl Meyer was requested by the Compensation Committee to present assessments of our compensation levels relative to our peer companies and to provide recommendations regarding the compensation levels and the structure of our cash and equity compensation plans. In March 2018, the Special Committee engaged Pearl Meyer to assist it in developing and negotiating the 2018 Plan and the grants of awards to Chad Steelberg and Ryan Steelberg thereunder.

The Compensation Committee has evaluated the relationships among the company, the Compensation Committee and Pearl Meyer, taking into account the following six factors: (i) the provision of other services to the company by Pearl Meyer, if any; (ii) the amount of fees received from the company by such consultant, as a percentage of its total revenue; (iii) the policies and procedures of such consultant that are designed to prevent conflicts of interest; (iv) any business or personal relationships of such consultant with a member of the Compensation Committee; (v) any company stock owned by such consultant; and (vi) any business or personal relationships of such consultant with any of the company’s executive officers, and has determined that no conflicts of interest have been raised by the work performed by such consultant in making recommendations relating to the company’s executive compensation.

Roles of Management in Determining Executive Compensation

The Compensation Committee periodically meets with our Chief Executive Officer and/or other executive officers to obtain recommendations with respect to compensation programs for executives and other employees. Our Chief Executive Officer makes recommendations to the Compensation Committee on the base salaries, target incentives and performance measures, and equity compensation for our executives and other key employees. The Compensation Committee considers, but is not bound to accept, management’s recommendations with respect to executive compensation. Our Chief Executive Officer and certain other executives attend most of the Compensation Committee’s meetings, but the Compensation Committee also holds private sessions outside the presence of members of management and non-independent directors. The Compensation Committee discusses our Chief Executive Officer’s compensation package with him, but makes decisions with respect to his compensation without him present. The Compensation Committee has delegated to management the authority to make certain decisions regarding compensation for employees other than executive officers. The Compensation Committee has not delegated any of its authority with respect to the compensation of executive officers.

Summary Compensation Table

The following table sets forth compensation earned during the fiscal years ended December 31, 2018 and 2017 by our principal executive officer, Chad Steelberg; our principal financial officer, Peter F. Collins; and our three other most highly compensated executive officers who were serving as executive officers at December 31, 2018; as well as the grant date fair values of share-based compensation awarded to such officers during such fiscal years, calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation – Stock Compensation (“ASC Topic 718”). These officers are referred to in this proxy statement as the “named executive officers.”

Name and Principal Position	Year	Salary ($)	Bonus(1) ($)	Option Awards(2) ($)	All Other Compen- sation(3) ($)	Total ($)
Chad Steelberg(4)	2018	$197,917	$—	$18,440,171	$31,691	$18,669,779
Chief Executive Officer	2017	375,000	250,000	13,922,795	30,071	14,577,866

Ryan Steelberg	2018	270,833	—	13,559,325	28,941	13,859,099
President	2017	279,735	250,000	13,922,795	27,899	14,480,429

Peter F. Collins	2018	239,773	—	295,428	9,758	544,959
Executive Vice President and Chief Financial Officer	2017	200,000	100,000	108,872	13,072	421,944

Jeffrey B. Coyne	2018	239,773	—	295,428	4,827	540,028
Executive Vice President, General Counsel and Secretary	2017	200,000	75,000	108,872	3,442	387,314

John A. Ganley, Jr.(5)	2018	239,773	—	295,428	7,632	542,833
Executive Vice President, Human Resources	2017	128,030	20,000	217,724	7,186	372,940

(1)	The bonuses earned by all named executive officers for 2017 were paid in March 2018. No bonus or nonequity incentive plan compensation was earned by any executive officer for 2018.

(2)

Reflects the grant date fair values of stock options awarded to each named executive officer in each year presented. The fair values of the stock options granted under our 2014 Plan and 2017 Plan were estimated as of the grant date using the Black-Scholes-Merton option pricing model. The fair values of the performance-based stock options granted to Chad Steelberg and Ryan Steelberg in 2018 under our 2018 Plan were estimated as of June 29, 2018, which was the date of approval of such awards by our stockholders (and, therefore, was deemed the grant date for accounting purposes) using a Monte Carlo Simulation Model. The assumptions used in the valuation of stock options are discussed in Note 2 under the heading “Stock-Based Compensation” and Note 12 to our consolidated financial statements included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2018, and in Note 10 to our consolidated financial statements included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2017. See additional information regarding the stock options awarded to our named executive officers in 2018 under the heading “Equity Incentives” above.

(3)

All other compensation consists of: (i) for Chad Steelberg and Ryan Steelberg, the amounts paid to them as reimbursement of the costs of separate healthcare plans; and (ii) for all other named executive officers, the amounts of Company-paid premiums for healthcare benefits in excess of the premiums that we customarily pay on behalf of non-executive employees for such healthcare benefits under our benefit programs.

(4)

The amount shown as salary for Chad Steelberg for 2017 reflects the aggregate value of shares of our common stock issued to him in lieu of a cash base salary pursuant to his employment agreement, as follows: (i) 10,121 shares of common stock issued on June 30, 2017, having a fair market value of $12.35 per share; (ii) 2,471 shares of common stock issued on September 29, 2017, having a fair market value of $50.57 per share; and (iii) 5,215 shares of common stock issued on December 29, 2017, having a fair market value of

$23.97. The number of shares issued on each date was determined by dividing $125,000 by the per share fair market value on the issuance date (rounded down to the nearest whole share), such fair market value representing the average of the closing prices for our common stock on the last five trading days through such date, in accordance with his employment agreement. For 2018, the Compensation Committee approved an annual cash base salary of $250,000 for Chad Steelberg, which became effective on March 15, 2018 and, accordingly, the amount shown as salary for Chad Steelberg for 2018 reflects his cash base salary earned from March 15, 2018 through December 31, 2018.

(5)	Mr. Ganley joined our company on May 9, 2017. The amounts set forth for the year 2017 reflect amounts earned by Mr. Ganley from such date through December 31, 2017.

Outstanding Equity Awards at 2018 Fiscal Year End

The table below sets forth information regarding outstanding equity awards held by each named executive officer as of December 31, 2018, including: (i) the numbers of shares of our common stock underlying exercisable and unexercisable stock options, and unearned performance-based stock options under our 2018 Plan, held by each named executive officer and the exercise prices and expiration dates thereof; and (ii) the number of shares of restricted stock held by each named executive officer, and the market value thereof, that had not vested as of December 31, 2018.

	Option Awards						Stock Awards
	Number of Securities Underlying Unexercised Options (#)			Number of Securities Underlying Unearned Options Under Equity Incentive Plan(1) (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares, Units or Other Rights That Have Not Vested(2) (#)	Market or Payout Value of Shares, Units or Other Rights That Have Not Vested(3) ($)
Name	Exercisable	Unexercisable
Chad Steelberg	522,409	—		—	$15.00	05/10/27	—	—
	551,432	493,387	(4)	—	$15.00	05/10/27	—	—
	—	136,029	(5)	—	$15.14	03/15/28	—	—
	—	—		1,809,900	$21.25	05/06/28	—	—

Ryan Steelberg	522,409	—		—	$15.00	05/10/27	—	—
	551,432	493,387	(4)	—	$15.00	05/10/27	—	—
	—	68,015	(5)	—	$15.14	03/15/28	—	—
	—	—		1,357,425	$21.25	05/06/28	—	—
	—	—		—	—	—	12,270	$46,626

Peter F. Collins	4,750	7,250	(6)	—	$15.00	05/10/27	—	—
	—	37,099	(5)	—	$15.14	03/15/28	—	—
	—	—		—	—	—	16,250	$61,750

Jeffrey B. Coyne	4,750	7,250	(6)	—	$15.00	05/10/27	—	—
	—	37,099	(5)	—	$15.14	03/15/28	—	—
	—	—		—	—	—	17,875	$67,925

John A. Ganley, Jr.	11,500	12,500	(7)	—	$15.00	05/10/27	—	—
	—	37,099	(5)	—	$15.14	03/15/28	—	—

(1)

Consists of performance-based stock options awarded to Chad Steelberg and Ryan Steelberg on May 6, 2018 by a Special Committee of our Board pursuant to our 2018 Plan, which awards and plan were approved by our stockholders on June 29, 2018. Such stock options will vest in three equal tranches based upon the achievement of stock price goals for our common stock of $49.15, $98.31 and $196.62 per share, respectively. See additional information regarding our 2018 Plan and such performance-based options awarded to Chad Steelberg and Ryan Steelberg under the heading “2018 Performance-Based Stock Incentive Plan” on page 9.

(2)

Consists of restricted stock awarded to certain named executive officers in 2016, which had not vested as of December 31, 2018. The unvested shares of restricted stock held by Ryan Steelberg as of December 31, 2018 will continue to vest in six equal monthly installments through June 25, 2019. Of the 16,250 unvested shares of restricted stock held by Mr. Collins as of December 31, 2018, 10,500 shares will vest in two equal annual installments on October 25, 2019 and 2020, and 5,750 shares will vest in 23 equal monthly installments through November 7, 2020. The unvested shares of restricted stock held by Mr. Coyne as of December 31, 2018 will vest in 22 equal monthly installments through October 24, 2020.

(3)

The market values of all restricted stock reflected in the table above have been calculated based on the closing price of our common stock on December 31, 2018 as reported on the NASDAQ Global Market, which was $3.80 per share.

(4)

Consists of stock options that were granted to the named executive officer on May 11, 2017, which had not vested as of December 31, 2018. Such unvested options will vest in 17 equal monthly installments through May 10, 2020.

(5)

Consists of stock options that were granted to the named executive officer on March 15, 2018, which had not vested as of December 31, 2018. 25% of the shares underlying such options vested on March 15, 2019, and the remaining shares will vest in 36 equal monthly installments thereafter through March 15, 2022.

(6)

Consists of stock options that were granted to the named executive officer on May 11, 2017, which had not vested as of December 31, 2018. Such unvested options will vest in 29 equal monthly installments through May 10, 2021.

(7)

Consists of stock options that were granted to the named executive officer on May 11, 2017, which had not vested as of December 31, 2018. Such unvested options will vest in 25 equal monthly installments through January 30, 2021.

The vesting of equity awards held by the named executive officers is subject to each officer’s continued service with our company, and is subject to acceleration under certain circumstances as discussed under the heading “Payments Upon Termination of Employment or Change in Control” below.

Payments Upon Termination of Employment or Change in Control

Acceleration of Vesting of Equity Awards

Stock Options

Pursuant to the terms of the employment agreements and stock option agreements with each of Chad Steelberg and Ryan Steelberg, in the event that the executive officer is terminated without cause (as defined in his employment agreement), then all unvested options held by the executive officer that are subject to time-based vesting conditions will immediately vest, and in the event that the executive officer resigns for good reason (as defined in his employment agreement), then 50% of any unvested options held by the executive officer that are subject to time-based vesting conditions will immediately vest. In addition, in the event of a change in control of Veritone (as defined in the stock option agreements), if any such unvested time-based stock options are not assumed by the acquirer in connection with the change in control, all such unvested options will immediately vest.

Pursuant to the stock option agreements entered into with Messrs. Collins, Coyne and Ganley with respect to stock options that are subject to time-based vesting conditions, in the event of a change in control of Veritone (as defined in the stock option agreements), if any such unvested time-based stock options are not assumed by the acquirer in connection with the change in control, or if the executive officer is terminated without cause (as defined in the stock option agreements) following the change in control, then all of such unvested stock options will immediately vest. In addition, if any such unvested stock option is assumed by the acquirer, then, immediately prior to the change in control, the stock option will become vested and exercisable for an additional number of shares equal to the lesser of (a) 25% of the number of shares initially subject to the option and (b) the number of shares that have not then vested pursuant to the original vesting schedule, and the remaining unvested stock options (if any) will vest in 12 equal monthly installments following the change in control, or over the remainder of the original vesting schedule, if shorter.

Pursuant to the terms of our 2018 Plan, in the event of a change in control of Veritone, vesting of the performance-based stock options granted under the 2018 Plan will not automatically accelerate. However, upon a change in control, the achievement of the applicable stock price goals with respect to such performance-based stock options will be determined based on the greater of (a) the last closing price of a share of our common stock before the effective time of the change in control or (b) the per share price (plus the per share value of any other consideration) received by our stockholders in the change in control, without regard to the requirement that the applicable stock price goal be met or exceeded for 30 consecutive trading days. Any exercisable portions of such awards may be assumed or substituted by the successor entity, and such awards will remain exercisable for the remainder of the term thereof. Any unexercisable portion of such awards will automatically terminate at the effective time of the change in control.

Restricted Stock

The restricted stock issuance agreement entered into with Ryan Steelberg in 2016 provides that in the event of a change in control of Veritone (as defined in the agreement), if the forfeiture restrictions with respect to any unvested restricted shares held by him are not assigned to the acquirer, the forfeiture restrictions will lapse and all unvested shares will vest in full immediately prior to the change in control. In addition, if such forfeiture restrictions are assigned to the acquirer, 75% of the restricted shares not then vested will vest immediately prior to the change in control, and the remaining 25% of the restricted shares will vest in 12 equal monthly installments following the change in control, or over the remainder of the original vesting schedule, if shorter. Such award will be fully vested in June 2019.

Pursuant to the employment offer letters (as amended) and restricted stock issuance agreements (as amended) entered into with Messrs. Collins and Coyne, in the event of a change in control of Veritone (as defined in the agreements), if the forfeiture restrictions with respect to any unvested restricted shares held by the executive officer are not assigned to the acquirer, the forfeiture restrictions will lapse and all unvested shares will vest in full immediately prior to the change in control. In addition, in the event that Mr. Collins or Mr. Coyne is terminated without cause (as defined in his employment offer letter), the vesting of a portion of his restricted shares will accelerate in order to compensate him for the taxes paid or payable for the shares which otherwise would be forfeited upon termination.

Other Payments Upon Termination

Pursuant to his employment agreement, if Ryan Steelberg is terminated without cause or resigns for good reason, he will be entitled to receive a lump sum severance payment equal to his base salary payable for the remainder of the term of his employment agreement.

Director Compensation

Overview

Our non-employee director compensation program is comprised of the following components:

•	Equity Awards: each non-employee director receives awards of restricted stock units (“RSUs”) under the automatic grant program for non-employee directors set forth in our 2017 Plan, including:

•

Annual RSU Award: on the date of each annual meeting of our stockholders, each director will be granted a number of RSUs having a grant date value equal to $75,000, which RSUs will vest on the first anniversary of the grant date (or the day immediately preceding the date of the next regular annual meeting following the grant date, if earlier); and

•

Initial RSU Award for New Directors: on the date of initial appointment or election to our Board, each new director will be granted a number of RSUs having a grant date value equal to a prorated portion of the $75,000 annual RSU award (such proration based on 365 days less the number of days elapsed from the date of our last annual meeting of stockholders to the date of such initial appointment or election), which RSUs will vest on the first anniversary of the grant date (or the day immediately preceding the date of the next regular annual meeting following the grant date, if earlier);

•	Board Fees: on an annual basis, each non-employee director receives an annual cash retainer for serving as a member of our Board in the amount of $25,000;

•

Committee Fees: on an annual basis, each non-employee director serving as a member of our Audit Committee, our Compensation Committee, or our Corporate Governance and Nominating Committee, receives an annual cash retainer in the amount of $7,500, $5,000, and $2,500, respectively. In addition, each non-employee director serving as Chairman of our Audit Committee, Chairman of our Compensation Committee, or Chairman of our Corporate Governance and Nominating Committee receives an additional annual cash retainer of $7,500, $5,000 and $2,500, respectively; and

•

Reimbursement of Expenses: directors are reimbursed for expenses incurred in attending Board and/or committee meetings or in connection with other business activities on behalf of our company. All such expenses must be in accordance with our travel and expense reimbursement policy.

The annual cash retainer fees are paid in quarterly installments. Our executive officers, Chad Steelberg and Ryan Steelberg, who also serve on our Board, do not receive any additional compensation for their service on our Board.

2018 Director Compensation

The table below sets forth cash compensation earned by each non-employee director, and the grant date fair values of equity awards granted to each non-employee director, during the fiscal year ended December 31, 2018. All compensation of Chad Steelberg and Ryan Steelberg is reported in the Summary Compensation Table on page 12 and has been excluded from the table below.

Name	Fees Earned or Paid in Cash(1) ($)	Stock Awards(2)(3) ($)	Total ($)
Nathaniel L. Checketts	$40,000	$75,000	$115,000
Jeff P. Gehl	42,500	75,000	117,500
G. Louis Graziadio, III	25,000	75,000	100,000
Paul A. Krieger(4)	8,560	62,872	71,432
Knute P. Kurtz	47,500	75,000	122,500
Nayaki R. Nayyar(5)	5,288	52,809	58,097
Christopher J. Oates	45,000	75,000	120,000
Edward J. Treska(6)	15,489	75,000	90,489
Frank E. Walsh, III(6)	16,236	75,000	91,236

(1)

Reflects cash retainer fees earned in 2018 by each non-employee director for service on our Board and committees of our Board, as applicable. The amounts reported for Messrs. Gehl, Kurtz and Oates include additional retainer fees for serving as the Chairman of the Corporate Governance and Nominating Committee, the Audit Committee and the Compensation Committee, respectively.

(2)

Reflects the grant date fair values of RSU awards granted to each non-employee director in 2018, calculated in accordance with ASC Topic 718. RSUs representing a right to receive 4,459 shares of our common stock were awarded to each of our non-employee directors who were serving on our Board at the time of our annual meeting of stockholders held on June 29, 2018, and the grant date fair value of such awards was determined based on our closing stock price on such date, which was $16.82 per share. RSUs representing a right to receive 6,116 shares of our common stock were awarded to Mr. Krieger in connection with his appointment to our Board on August 27, 2018, and the grant date fair value of such award was determined based on the closing price of our common stock on such date, which was $10.28 per share. RSUs representing a right to receive 6,332 shares of our common stock were awarded to Ms. Nayyar in connection with her appointment to our Board on October 15, 2018, and the grant date fair value of such award was determined based on the closing price of our common stock on such date, which was $8.34 per share. All RSUs awarded to non-employee directors in 2018 vest on the one-year anniversary of the grant date, or on the day immediately preceding the date of our 2019 annual meeting of stockholders, if earlier. The RSUs awarded in 2018 to Messrs. Treska and Walsh were forfeited upon their resignations from the Board.

(3)	The aggregate number of stock awards, consisting entirely of RSUs, and the aggregate number of stock options held by each non-employee director as of December 31, 2018 were as follows:

Name	Aggregate Number of Shares Underlying Outstanding Restricted Stock Units	Aggregate Number of Shares Underlying Outstanding Stock Options
Nathaniel L. Checketts	4,459	15,000
Jeff P. Gehl	4,459	—
G. Louis Graziadio, III	4,459	—
Paul A. Krieger	6,116	—
Knute P. Kurtz	4,459	—
Nayaki R. Nayyar	6,332	—
Christopher J. Oates	4,459	105,000

(4)	Mr. Krieger was appointed to the Board on August 27, 2018.

(5)	Ms. Nayyar was appointed to the Board on October 15, 2018.

(6)	Messrs. Treska and Walsh resigned from the Board on August 13, 2018 and August 24, 2018, respectively.

Acceleration of Vesting of Equity Awards Upon Termination or Change in Control

The RSU agreements entered into with each of our non-employee directors pursuant to the automatic grant provisions of our 2017 Plan provide that, in the event of a change in control of Veritone (as defined in the agreements), or in the event that the director’s service is terminated due to death or permanent disability, all unvested RSUs held by such director will immediately vest.

We entered into a stock option agreement with Mr. Oates in connection with our IPO in May 2017. The stock option agreement provides that, in the event that Mr. Oates is not nominated for reelection to our Board for any reason other than Mr. Oates’ misconduct (as defined in the agreement), or in the event of a change in control of Veritone (as defined in the agreement) in which Mr. Oates is not requested to continue as a director of our company or its successor for any reason other than his misconduct, then all of the unvested shares subject to such option will immediately vest in full.

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

Our amended and restated certificate of incorporation and our amended and restated bylaws also provide that we will indemnify our employees and agents to the fullest extent permitted by law. Our amended and restated bylaws also permit us to secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of his or her actions in this capacity, regardless of whether we would have the power to indemnify such person against such expense, liability or loss under the Delaware General Corporation Law. We have obtained directors’ and officers’ liability insurance.

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

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is currently comprised of four non-employee directors: Messrs. Checketts, Gehl, Kurtz and Oates, all of whom served on the Compensation Committee during 2018. None of the members serving on the Compensation Committee are or have been our officers or employees, and each member qualifies as an independent director as defined by Rules 5605(a)(2) and (d)(2) of the NASDAQ Listing Rules. No executive officer serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our Board or our Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth specified information with respect to the beneficial ownership of our common stock as of April 15, 2019 by: (1) each of our named executive officers; (2) each of our directors; (3) all of our executive officers and directors as a group; and (4) each person (or group of affiliated persons) who is known by us to beneficially own more than 5% of the outstanding shares of our common stock.

	Amount and Nature of Shares Beneficially Owned(2)
Name and Address of Beneficial Owners(1)	Number	Percentage
Officers and Directors
Chad Steelberg(3)(5)	5,597,274	25.8%
Ryan Steelberg(4)(5)	5,538,123	25.5%
Peter F. Collins(6)	62,817	*
Jeffrey B. Coyne(7)	58,913	*
John A. Ganley, Jr.(8)	27,820	*
Nathaniel L. Checketts(9)	20,000	*
Jeff P. Gehl(10)	103,256	*
G. Louis Graziadio, III(11)	219,130	1.1%
Paul A. Krieger	—	—
Knute P. Kurtz	5,576	*
Nayaki R. Nayyar	—	—
Christopher J. Oates(12)	144,691	*
All executive officers and directors as a group (12 persons)(13)	7,537,962	32.6%

5% Stockholders
Newport Coast Investments, LLC(5)	3,355,387	16.5%

Acacia Research Corporation(5)(14) 120 Newport Center Drive Newport Beach, CA 92660	1,756,903	8.2%

Banta Asset Management, LP(15) 517 30th Street Newport Beach, CA 92663	1,089,331	5.4%

*	Less than 1%

(1)	Unless otherwise indicated, the business address of each holder is c/o Veritone, Inc., 575 Anton Boulevard, Suite 100, Costa Mesa, CA 92626.

(2)

The beneficial ownership is calculated based on 20,342,572 shares of our common stock outstanding as of April 15, 2019. Beneficial ownership is determined in accordance with SEC rules. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options, warrants, restricted stock units and/or other rights held by that person that are exercisable and/or will be settled upon vesting within 60 days after April 15, 2019 are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage of each other person. To our knowledge, except pursuant to applicable community property laws or as otherwise indicated, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name, and none of such persons has pledged such shares as security for any obligation.

(3)

Includes (i) 3,355,387 shares of common stock held by Newport Coast Investments, LLC; (ii) 589,968 shares of common stock held by NCI Investments, LLC; (iii) 215,921 shares of common stock, and warrants to purchase 78,362 shares of common stock that are exercisable within 60 days after April 15, 2019, held by Steel Veritone Fund I, LLC; and (iv) 1,287,652 shares of common stock subject to outstanding options that are exercisable within 60 days after April 15, 2019. Chad Steelberg’s grantor trust is a managing member of Newport Coast Investments, LLC. As such, Chad Steelberg, as trustee of his grantor trust, has shared voting and dispositive power over all of the shares held by Newport Coast Investments, LLC. Chad Steelberg is the Manager of NCI Investments, LLC and Steel Veritone Fund I, LLC (and his grantor trust owns 50% of the membership interests of such entities) and, as such, Chad Steelberg has shared voting and dispositive power over all of the shares held by NCI Investments, LLC and the shares and warrants held by Steel Veritone Fund I, LLC.

(4)

Includes (i) 3,355,387 shares of common stock held of record by Newport Coast Investments, LLC; (ii) 589,968 shares of common stock held by NCI Investments, LLC; (iii) 215,921 shares of common stock, and warrants to purchase 78,362 shares of common stock that are exercisable within 60 days after April 15, 2019, held by Steel Veritone Fund I, LLC; (iv) 2,047 shares of restricted stock that were subject to our company’s repurchase right as of April 15, 2019; and (v) 1,267,814 shares of common stock subject to outstanding options that are exercisable within 60 days after April 15, 2019. Ryan Steelberg’s grantor trust is a managing member of Newport Coast Investments, LLC. As such, Ryan Steelberg, as trustee of his grantor trust, has shared voting and dispositive power over all of the shares held by Newport Coast Investments, LLC. Ryan Steelberg’s grantor trust owns 50% of the membership interests of NCI Investments, LLC and Steel Veritone Fund I, LLC and, as such, Ryan Steelberg may be deemed to have shared voting and dispositive power over the shares held by NCI Investments, LLC and the shares and warrants held by Steel Veritone Fund I, LLC.

(5)

As a result of the Voting Agreement, Acacia and certain other entities, including entities affiliated with Chad Steelberg and Ryan Steelberg (acting as a group), are able to designate and elect all nine of our directors on our Board until May 17, 2019.

(6)

Includes (i) 10,000 shares of common stock held by Mr. Collins and his spouse as trustees of a family trust; (ii) 14,750 shares of restricted stock that were subject to our company’s repurchase right as of April 15, 2019, and (iii) 17,070 shares of common stock subject to outstanding options that are exercisable within 60 days after April 15, 2019.

(7)

Includes (i) 13,813 shares of restricted stock that were subject to our company’s repurchase right as of April 15, 2019, and (ii) 17,070 shares of common stock subject to outstanding options that are exercisable within 60 days after April 15, 2019.

(8)	Includes 24,820 shares of common stock subject to outstanding options that are exercisable within 60 days after April 15, 2019.

(9)	Includes 15,000 shares of common stock subject to outstanding options that are exercisable within 60 days after April 15, 2019.

(10)

Includes (i) 29,400 shares of common stock held by Mr. Gehl as trustee of his living trust; and (ii) 43,184 shares of common stock, and warrants to purchase 15,672 shares of common stock that are exercisable within 60 days after April 15, 2019, held by BigBoy, LLC. Mr. Gehl is the Manager of BigBoy, LLC and has sole voting and dispositive power over all of the shares and warrants held by BigBoy, LLC.

(11)

Includes (a) 8,200 shares of common stock held by the George & Reva Graziadio Charitable Lead Annuity Trust; 3,300 shares of common stock held by Ginarra Partners, LLC; 16,636 shares of common stock held by Ginmarra Investors Fund 1, LLC; 9,550 shares of common stock held by the George & Reva Graziadio Grandchildren Trust II for the benefit of Mr. Graziadio’s minor children; 5,400 shares of common stock held by Mr. Graziadio as custodian for his minor children; 14,700 shares held by the Graziadio Dynasty Trust II; and 61,406 shares of common stock held by Boss Holdings, Inc., with respect to which Mr. Graziadio has sole voting and dispositive power; and (b) 1,800 shares held by Mr. Graziadio’s spouse, and 4,289 shares held by Western Metals Corporation, with respect to which Mr. Graziadio has shared voting and dispositive power. Mr. Graziadio disclaims beneficial ownership of all such shares, except to the extent of his or his minor children’s pecuniary interests in such shares. Does not include (i) 145,300 shares of common stock held by the Graziadio Family Trust u/d/t 11/13/75, as Mr. Graziadio does not have any voting or dispositive power over any of such shares, and Mr. Graziadio disclaims beneficial ownership of such shares, except to the extent of the pecuniary interest of his minor children in such shares; and (ii) 2,500 shares of common stock held by the George and Reva Graziadio Foundation, as Mr. Graziadio does not have any voting or dispositive power over any of such shares, and Mr. Graziadio disclaims beneficial ownership of such shares.

(12)

Includes (i) 25,457 shares of common stock held by RimLight, LLC; (ii) 49,484 shares of common stock held by NIO Advisors, LLC; and (iii) 64,750 shares of common stock subject to outstanding options that are exercisable within 60 days after April 15, 2019. Mr. Oates is a managing director of RimLight, LLC and, as such, may be deemed to have shared voting and dispositive power over the shares held by RimLight, LLC. Mr. Oates disclaims beneficial ownership of the shares of common stock held by RimLight, LLC, except to the extent of his pecuniary interest in any such shares. Mr. Oates is the sole manager and member of NIO Advisors, LLC.

(13)

Includes (i) an aggregate of 4,444,082 shares of common stock held indirectly by our executive officers and directors, as described in footnotes (1) through (12) above; (ii) warrants to purchase an aggregate of 94,034 shares of common stock that are exercisable within 60 days after April 15, 2019; (iii) an aggregate of 2,615,814 shares of common stock subject to outstanding options that are exercisable within 60 days after April 15, 2019; and (iv) 30,610 shares of restricted stock held by executive officers that were subject to our company’s repurchase right as of April 15, 2019.

(14)

Includes 1,120,431 shares of common stock issuable upon exercise of warrants that are exercisable within 60 days after April 15, 2019. The beneficial ownership information reflected in the table is based on the information included in the Schedule 13D Amendment No. 5 filed by the holder with the SEC on April 9, 2019, and our records.

(15)

The holder has sole voting and dispositive power with respect to 855,921 shares of common stock and has shared voting and dispositive power with respect to 233,410 shares of common stock. The beneficial ownership information reflected in the table is included in the Schedule 13G filed by the holder with the SEC on January 28, 2019.

Equity Compensation Plan Information at 2018 Fiscal Year End

The following table sets forth information with respect to securities authorized for issuance under our equity compensation plans as of December 31, 2018:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)(1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)(2)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a)) (c)(3)
Equity Compensation Plans Approved by Security Holders	8,371,159	$16.63	3,055,436
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	8,371,159		3,055,436

(1)

All of our equity compensation plans under which options, warrants and rights were outstanding or available for future issuance as of December 31, 2018 have been approved by security holders. The number of shares reflected in column (a) of the table above consists of: (i) outstanding options to purchase an aggregate of 8,322,016 shares of our common stock, which were granted under our 2014 Plan, 2017 Plan and 2018 Plan; and (ii) outstanding restricted stock units representing the right to receive upon vesting an aggregate of

49,143 shares of our common stock, which were issued under our 2017 Plan. The number of shares reflected in column (a) does not include 72,208 shares of restricted stock issued under our 2014 Plan, which were issued and outstanding but were subject to forfeiture in the event of termination of the holder’s service with Veritone as of December 31, 2018.

(2)

The weighted-average exercise price reflected in column (b) represents the weighted-average exercise price of all outstanding options. All outstanding restricted stock units were awarded without payment of any purchase price.

(3)

Consists of (i) an aggregate of 1,974,502 shares available for issuance under future grants made under our 2017 Plan and 2018 Plan as of December 31, 2018, and (ii) 1,080,934 shares available for future issuance under our ESPP as of December 31, 2018, of which 64,967 shares were subsequently issued on January 31, 2019 for the purchase interval that had been open as of December 31, 2018. At the time of the adoption of the 2017 Plan, the Board resolved not to make any further awards under our 2014 Plan. Our 2017 Plan provides that the number of shares reserved for issuance thereunder will increase automatically on the first trading day of January each calendar year by an amount equal to 3% of the total number of shares of common stock outstanding on the last trading day in December of the immediately preceding calendar year, up to an annual maximum of 750,000 shares. Our ESPP provides that the number of shares reserved for issuance thereunder will increase automatically on the first trading day of January each calendar year by an amount equal to 1% of the total number of shares of common stock outstanding on the last trading day in December of the immediately preceding calendar year, up to an annual maximum of 250,000 shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

The following is a description of transactions since January 1, 2017 to which we have been a party in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at the end of our last two completed fiscal years and in which any of our directors, executive officers or beneficial holders of more than 5% of our common stock, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest.

Investment by Acacia

On August 15, 2016, we entered into an Investment Agreement with Acacia that provided for Acacia to invest up to $50 million in our company, consisting of both debt and equity components. Pursuant to the Investment Agreement, we (i) entered into a convertible promissory note, which provided for up to $20 million in borrowings through two $10 million advances, each bearing interest at the rate of 6.0% per annum (the “Acacia Note”), and (ii) issued to Acacia a five-year warrant to purchase up to a number of shares of the Company’s common stock determined by dividing (x) $50,000, less all outstanding principal and accrued interest under the Acacia Note, by (y) an exercise price per share ranging from $13.3028 to $13.7323, with the actual exercise price per share to be determined by the amount of principal and accrued interest under the Acacia Note that were converted into shares of our common stock (the “Primary Warrant”). In conjunction with the issuance of the Acacia Note, in November 2016, we issued to Acacia three additional four-year warrants, each to purchase a number of shares of our common stock determined by dividing $0.7 million by an exercise price per share ranging from $8.0833 to $13.7323, with the actual exercise price to be determined by the type and/or valuation of our future equity financings. In March 2017, we amended the Primary Warrant and these other warrants to provide that the Primary Warrant would be automatically exercised in full upon the closing of our IPO, and the exercise prices per share of all of the warrants held by Acacia would be the lower of $13.6088 or our IPO price. As a result, upon completion of our IPO, each of the other warrants became exercisable to purchase 51,437 shares of common stock, or an aggregate of 154,311 shares of common stock, at an exercise price of $13.6088 per share.

In connection with our IPO in May 2017, pursuant to which we issued 2,500,000 shares of our common stock at a price to the public of $15.00 per share, (i) all outstanding amounts of principal and accrued interest under the Acacia Note were converted into 1,523,746 shares of our common stock at a conversion price of $13.6088 per share, and (ii) the Primary Warrant was automatically exercised to purchase 2,150,335 shares of our common stock at an exercise price of $13.6088 per share in exchange for cash proceeds of $29.3 million. Upon the exercise of the Primary Warrant in full, we issued to Acacia a warrant pursuant to which Acacia has the right to purchase 809,400 shares of common stock at an exercise price of $13.6088 per share (the “10% Warrant”). The 10% Warrant became exercisable by Acacia with respect to 50% of the shares as of its issuance date and with respect to 50% of the shares in May 2018.

Secured Convertible Note Financing

In March 2017, we entered into a Note Purchase Agreement with Acacia and Veritone LOC I, LLC (“VLOC” and collectively with Acacia, the “Lenders”), which provided an $8.0 million line of credit (the “Bridge Loan”) pursuant to secured convertible notes that accrued interest at the rate of 8% per annum, compounded quarterly, and were due and payable on November 25, 2017 (the “Bridge Notes”). In March and April 2017, we borrowed $2.0 million from each of the Lenders pursuant to the Bridge Notes and each of them exercised their option to advance the remaining $2.0 million available under each respective Bridge Note in accordance with their terms.

Upon completion of our IPO, all outstanding principal under the Bridge Notes, together with all interest accrued thereon, were automatically converted into an aggregate of 590,717 shares of our common stock at a conversion price of $13.6088 per share.

In connection with the Bridge Loan, we issued an aggregate of 120,000 shares of our common stock to the Lenders upon the execution of the Note Purchase Agreement. In addition, in connection with the funding of the $8.0 million principal amount of the Bridge Loan, we issued to the Lenders an aggregate of 180,000 shares of our common stock and warrants to purchase an aggregate of 240,000 shares of our common stock, which have terms of ten years following the date of issuance. Such warrants were automatically adjusted upon completion of the IPO to be exercisable to purchase an aggregate of 313,440 shares of our common stock at an exercise price of $13.6088 per share.

At the time of these transactions, the members of VLOC included entities controlled by Chad Steelberg and Ryan Steelberg (the “Founders”) and certain other holders of our common stock (who previously held shares of our preferred stock that were converted in full in connection with our IPO). Mr. Gehl was the Manager of VLOC and was deemed to beneficially own all of the securities held by VLOC. In March 2018, VLOC distributed all of the shares of our common stock owned by VLOC to its members.

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

The Voting Agreement will expire on May 17, 2019.

Investor Rights Agreement

On July 15, 2014, we entered into an Investor Rights Agreement (as amended, the “Rights Agreement”) with certain of our stockholders. Pursuant to the Rights Agreement, certain stockholders who previously held shares of our Series A preferred stock, Series A-1 preferred stock and Series B preferred stock have certain demand, Form S-3 and piggyback registration rights under the Rights Agreement with respect to the shares of common stock issued upon conversion of such preferred stock, subject to certain limitations. We are required to pay all expenses relating to any such registration by the holders of registrable securities under the Rights Agreement, subject to certain limitations. Such registration rights will expire for each holder upon the earlier of (i) such time as the holder holds less than one percent of our common stock and Rule 144 or another similar exemption under the Securities Act of 1933, as amended (the “Securities Act”) is available for the sale of such holder’s shares without limitation during a three-month period without registration and (ii) May 2022, the fifth anniversary of our IPO. The parties to the Rights Agreement include entities that are affiliated with the Founders, as well as entities that were previously affiliated with Christopher Oates and Nathaniel Checketts, two of our current directors.

In September 2018, certain of the holders exercised their registration rights under the Rights Agreement, and all shares of our common stock held by such holders at such time have been registered under the Securities Act pursuant to the Registration Statement on Form S-3 that we filed with the SEC on September 28, 2018, which was declared effective on October 5, 2018.

Policies and Procedures for Transactions with Related Persons

Our Board has adopted a written policy setting forth the policies and procedures for the review and approval or ratification of transactions with related persons. This policy covers, with certain exceptions set forth in Item 404 of Regulation S-K under the Securities Act, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we were or are to be a participant, where the amount involved exceeds $120,000 in any fiscal year and a related person had, has or will have a direct or indirect material interest, including without limitation, purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related person. In reviewing and approving any such transactions, our Audit Committee is tasked to consider all relevant facts and circumstances, including, but not limited to, whether the transaction is on terms comparable to those that could be obtained in an arm’s length transaction and the extent of the related person’s interest in the transaction. All of the transactions described in this section occurred prior to the adoption of this policy.

Director Independence

Our Board has determined that six of our nine directors, Messrs. Checketts, Gehl, Graziadio, Kurtz and Oates and Ms. Nayyar, are independent, as determined in accordance with the rules of NASDAQ and the SEC. In making such independence determination, our Board considered the relationships that each non-employee director has with us and all other facts and circumstances that Board deemed relevant in determining their independence.

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

Item 14. Principal Accounting Fees and Services.

Fees Billed by Grant Thornton LLP and Marcum LLP

The table below reflects the aggregate fees billed for audit, audit-related, tax and other services rendered by Grant Thornton LLP (“Grant Thornton”) for our fiscal year ended December 31, 2018 and by Marcum LLP (“Marcum”) for our fiscal year ended December 31, 2017. Grant Thornton did not provide any services for our fiscal year ended December 31, 2017.

Fee Category	Year Ended December 31, 2018 (Grant Thornton)	Year Ended December 31, 2017 (Marcum)
Audit Fees	$526,900	$687,700
Audit-Related Fees	84,000	2,163
Tax Fees	—	—
All Other Fees	—	—

Total Fees	$610,900	$689,863

Audit Fees

Audit fees billed by Grant Thornton for our fiscal year ended December 31, 2018 consisted of fees for professional services rendered for: (i) the audit of our annual consolidated financial statements; (ii) the review of our consolidated financial statements included in our quarterly reports on Form 10-Q; (iii) the review of our registration statements on Form S-3 and Form S-8 filed with the SEC in 2018; (iv) review of accounting matters related to our acquisitions of Wazee Digital, Inc., S Media Limited (doing business as Performance Bridge Media), and Machine Box, Inc. in the third quarter of 2018; and (v) services related to other reports filed with the SEC.

Audit fees billed by Marcum for our fiscal year ended December 31, 2017 consisted of fees for professional services rendered for: (i) the audit of our annual consolidated financial statements; (ii) the review of our consolidated financial statements included in our quarterly reports on Form 10-Q; (iii) the review of our registration statements on Form S-1 and Form S-8 filed with the SEC in 2017; and (iv) services related to other reports filed with the SEC.

Audit-Related Fees

Audit-related fees in both years related to financial accounting consultations.

Tax Fees

No tax related services were rendered by Grant Thornton or Marcum for 2018 or 2017.

All Other Fees

No other services were rendered by Grant Thornton or Marcum for 2018 or 2017.

Audit Committee Pre-Approval Policies and Procedures

Consistent with SEC rules, the Audit Committee has the responsibility for appointing, setting compensation for and overseeing the work of our independent registered public accounting firm. As such, the Audit Committee has established a policy of pre-approving all audit and permissible non-audit services provided to us by our independent registered public accounting firm. Prior to engagement, the Audit Committee pre-approves these services by category of service. The fees are budgeted and the Audit Committee requires the independent registered public accounting firm and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise that make it necessary to engage our independent registered public accounting firm for additional services not contemplated in the original pre-approval. In those instances, the Audit Committee requires specific pre-approval prior to engagement. All audit and audit-related services provided by Grant Thornton during 2018 were approved by the Audit Committee pursuant to this policy.

The Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting.

The Audit Committee reviewed and discussed the services, in addition to audit services, rendered by Grant Thornton during 2018, as well as the fees paid therefor, and has determined that the provision of such other services by Grant Thornton, and the fees paid therefor, were compatible with maintaining Grant Thornton’s independence.

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

(3)	Exhibits.

The following exhibits are filed (or incorporated by reference herein) as part of this Amendment No. 1 to Annual Report on Form 10-K/A:

Exhibit No.	Description of Exhibit

2.1	Agreement and Plan of Merger, dated as of August 13, 2018, by and among Veritone, Inc., Project West Acquisition Corporation, Wazee Digital, Inc. and West Victory Stockholder Representative, LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 15. 2018).

3.1	Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 23, 2017).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on May 23, 2017).

4.1	Specimen Stock Certificate evidencing the shares of the Registrant’s common stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A (No. 333-216726) filed on April 28, 2017).

4.2	Investor Rights Agreement dated July 15, 2014 among the Registrant and certain of its stockholders, together with Amendment No. 1 thereto (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (No. 333-216726) filed on March 15, 2017).

4.3	Voting Agreement dated August 15, 2016 between the Registrant and certain of its stockholders (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1 (No. 333-216726) filed on March 15, 2017).

4.4	Form of Indenture (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3 (File No. 333-225394), filed with the Securities and Exchange Commission on June 1, 2018).

10.1*	Veritone, Inc. 2014 Stock Option/Stock Issuance Plan (2014 Plan) (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (No. 333-216726) filed on March 15, 2017).

10.2*	Amendment to 2014 Plan dated April 27, 2017 (incorporated by reference to Exhibit 10.33 to the Registrant’s Registration Statement on Form S-1/A (No. 333-216726) filed on April 28, 2017).

10.3*	Form of Notice of Grant of Stock Option, together with Forms of Stock Option Agreement and Stock Purchase Agreement (for use with the 2014 Plan) (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (No. 333-216726) filed on March 15, 2017).

Exhibit No.	Description of Exhibit

10.4*	Form of Stock Issuance Agreement (for use with the 2014 Plan with 83(b) election) (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (No. 333-216726) filed on March 15, 2017).

10.5*	Form of Stock Issuance Agreement (annual vesting for use with 2014 Plan without 83(b) election) (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1/A (No. 333-216726) filed on April 28, 2017).

10.6*	Form of Notice of Grant of Stock Option, together with Forms of Stock Option Agreement and Stock Purchase Agreement, relating to Time-Based Option granted to each of Chad Steelberg and Ryan Steelberg on May 11, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 filed on June 26, 2017).

10.7*	Form of Notice of Grant of Stock Option, together with Forms of Stock Option Agreement and Stock Purchase Agreement, relating to Performance-Based Option granted to each of Chad Steelberg and Ryan Steelberg on May 11, 2017 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 filed on June 26, 2017).

10.8*	Form of Change in Control (CIC) Addendum to Stock Option Agreement for use in connection with the grant of stock options to certain executive officers under the 2014 Plan (incorporated by reference to Exhibit 10.38 to the Registrant’s Registration Statement on Form S-1 (No. 333-221570) filed on November 15, 2017).

10.9*	Notice of Grant of Stock Option, together with Stock Option Agreement, relating to Stock Options granted to Christopher J. Oates on May 11, 2017 (incorporated by reference to Exhibit 10.39 to the Registrant’s Registration Statement on Form S-1 (No. 333-221570) filed on November 15, 2017).

10.10*	2017 Stock Incentive Plan (2017 Plan) (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1/A (No. 333-216726) filed on April 28, 2017).

10.11*	Form of Notice of Grant of Stock Option, together with Forms of Stock Option Agreement and Stock Purchase Agreement, for use with the 2017 Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 filed on June 26, 2017).

10.12*	Forms of Notice of Grant of Stock Option and Stock Option Agreement for use in connection with grants of stock options to Chad Steelberg and Ryan Steelberg under 2017 Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed on May 8, 2018).

10.13*	Form of Change in Control (CIC) Addendum to Stock Option Agreement for use in connection with grants of stock options to certain executive officers under 2017 Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed on May 8, 2018).

10.14*	Form of Restricted Stock Unit Agreement for use under our 2017 Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed on May 8, 2018).

10.15*	Form of Restricted Stock Unit Agreement for use in connection with the award of restricted stock units to directors pursuant to the automatic grant program under the 2017 Plan (incorporated by reference to Exhibit 99.5 to the Registrant’s Registration Statement on Form S-8 (No. 333-217990) filed on May 12, 2017).

10.16(1)*	Form of Restricted Stock Unit Agreement for use in connection with the award of restricted stock units to executive officers under the 2017 Plan.

Exhibit No.	Description of Exhibit

10.17(1)*	Form of Notice of Grant of Stock Option and Stock Option Agreement for use in connection with the grant of stock options with performance-based vesting conditions under the 2017 Plan.

10.18*	2018 Performance-Based Stock Incentive Plan (2018 Plan) (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on June 1, 2018).

10.19*	CEO Award Agreement between Chad Steelberg and the Registrant evidencing the Performance Option granted to Chad Steelberg on May 6, 2018 under 2018 Plan and approved by the Registrant’s stockholders on June 29, 2018 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 5, 2018).

10.20*	President Award Agreement between Ryan Steelberg and the Registrant evidencing the Performance Option granted to Ryan Steelberg on May 6, 2018 under 2018 Plan and approved by the Registrant’s stockholders on June 29, 2018 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 5, 2018).

10.21*	Form of Award Agreement to be used under the 2018 Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 5, 2018).

10.22*	Veritone, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.32 to the Registrant’s Registration Statement on Form S-1/A (No. 333-216726) filed on April 28, 2017).

10.23*	Employment Agreement, dated as of March 14, 2017, between the Registrant and Chad Steelberg (incorporated by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1/A (No. 333-216726) filed on April 21, 2017).

10.24*	Employment Agreement, dated as of March 14, 2017, among the Registrant, Veritone One, Inc. and Ryan Steelberg (incorporated by reference to Exhibit 10.25 to the Registrant’s Registration Statement on Form S-1/A (No. 333-216726) filed on April 21, 2017).

10.25*	Offer Letter with Peter F. Collins, dated October 10, 2016, as amended on January 23, 2017 (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (No. 333-216726) filed on March 15, 2017).

10.26*	Offer Letter with Jeffrey B. Coyne, dated October 13, 2016, as amended on January 23, 2017 (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (No. 333-216726) filed on March 15, 2017).

10.27*	Offer Letter with John A. Ganley, dated May 9, 2017 (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (No. 333-221570) filed on November 15, 2017).

10.28*	Form of Indemnification Agreement for directors and officers (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1/A (No. 333-216726) filed on April 28, 2017).

10.29	Investment Agreement dated August 15, 2016 between the Registrant and Acacia Research Corporation (Acacia) (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (No. 333-216726) filed on March 15, 2017).

10.30	Secured Promissory Note dated August 15, 2016 issued by the Registrant to Acacia (Acacia Note) (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (No.333-216726) filed on March 15, 2017).

10.31	Primary Common Stock Purchase Warrant dated August 15, 2016 issued to Acacia, together with form of 10% Warrant to Purchase (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (No. 333-216726) filed on March 15, 2017).

Exhibit No.	Description of Exhibit

10.32	Common Stock Purchase Warrant dated August 15, 2016 (First Tranche Warrant A) issued to Acacia (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (No. 333-216726) filed on March 15, 2017).

10.33	Amended and Restated Security Agreement dated March 15, 2017 among the Registrant, Acacia and Veritone LOC I, LLC (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1/A (No. 333-216726) filed on April 21, 2017).

10.34	First Amendment to Acacia Note, dated March 14, 2017 (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1/A (No. 333-216726) filed on April 21, 2017).

10.35	Common Stock Purchase Warrant (First Tranche Warrant B), dated November 25, 2016, between the Registrant and Acacia Research Corporation (incorporated by reference to Exhibit 4.14 to the Registrant’s Registration Statement on Form S-3 (File No. 333-225394), filed with the Securities and Exchange Commission on June 1, 2018).

10.36	Common Stock Purchase Warrant (Second Tranche Warrant), dated November 25, 2016, between the Registrant and Acacia Research Corporation (incorporated by reference to Exhibit 4.15 to the Registrant’s Registration Statement on Form S-3 (File No. 333-225394), filed with the Securities and Exchange Commission on June 1, 2018).

10.37	First Amendment to Primary Common Stock Purchase Warrant, dated March 14, 2017, between the Registrant and Acacia (incorporated by reference to Exhibit 10.26 to the Registrant’s Registration Statement on Form S-1/A (No. 333-216726) filed on April 21, 2017).

10.38	First Amendment to First Tranche Warrant A, dated March 14, 2017, between the Registrant and Acacia (incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement on Form S-1/A (No. 333-216726) filed on April 21, 2017).

10.39	First Amendment to First Tranche Warrant B, dated March 14, 2017, between the Registrant and Acacia (incorporated by reference to Exhibit 10.28 to the Registrant’s Registration Statement on Form S-1/A (No. 333-216726) filed on April 21, 2017).

10.40	First Amendment to Second Tranche Warrant, dated March 14, 2017, between the Registrant and Acacia (incorporated by reference to Exhibit 10.29 to the Registrant’s Registration Statement on Form S-1/A (No. 333-216726) filed on April 21, 2017).

10.41	Note Purchase Agreement, dated March 15, 2017, among the Registrant, Acacia and VLOC, LLC (incorporated by reference to Exhibit 10.30 to the Registrant’s Registration Statement on Form S-1/A (No. 333-216726) filed on April 21, 2017).

10.42	Form of Bridge Note, dated March 15, 2017 issued under the Note Purchase Agreement (incorporated by reference to Exhibit 10.31 to the Registrant’s Registration Statement on Form S-1/A (No. 333-216726) filed on April 21, 2017).

10.43	Form of Common Stock Purchase Warrant issued under the Note Purchase Agreement (incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1/A (No. 333-216726) filed on April 21, 2017).

10.44	Lease Agreement dated for reference purposes as of July 14, 2017, between the Registrant and PRII/MCC South Coast Property Owner, LLC, for premises located at 575 Anton Boulevard, Costa Mesa, California (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 filed on August 8, 2017).

10.45	Equity Distribution Agreement, dated June 1, 2018, between the Company and JMP Securities LLC (incorporated by reference to Exhibit 1.2 to the Registration Statement on Form S-3 (File No. 333-225394), filed with the Securities and Exchange Commission on June 1, 2018).

Exhibit No.	Description of Exhibit

21.1(1)	List of Subsidiaries.

23.1(1)	Consent of Marcum LLP.

23.2(1)	Consent of Grant Thornton LLP.

24.1(1)	Power of Attorney (included on signature page).

31.1(1)	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2(1)	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.3(2)	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.4(2)	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1(1)	Certifications pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

101.INS(1)	XBRL Instance Document

101.SCH(1)	XBRL Taxonomy Extension Schema Document

101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(1)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement.
(1)	Previously filed with our Original Filing.
(2)	Filed with this Amendment No. 1 to Annual Report on Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Veritone, Inc.

Date: April 29, 2019	By:	/s/ Chad Steelberg
Chad Steelberg
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

	Name	Title	Date

	/s/ Chad Steelberg	Chief Executive Officer and Chairman of the Board	April 29, 2019
	Chad Steelberg	(Principal Executive Officer)

	/s/ Peter F. Collins	Executive Vice President and Chief Financial Officer	April 29, 2019
	Peter F. Collins	(Principal Financial and Accounting Officer)

	*	President and Director	April 29, 2019
Ryan Steelberg

	*	Director	April 29, 2019
Nathaniel L. Checketts

	*	Director	April 29, 2019
Jeff P. Gehl

	*	Director	April 29, 2019
G. Louis Graziadio, III

	*	Director	April 29, 2019
Paul A. Krieger

	*	Director	April 29, 2019
Knute P. Kurtz

	*	Director	April 29, 2019
Nayaki R. Nayyar

	*	Director	April 29, 2019
Christopher J. Oates

*By:	/s/ Peter F. Collins		April 29, 2019
Peter F. Collins Attorney-in-Fact