Form 10-Q
period 2019-03-31
Veritone, Inc.
filed 2019-05-09
CIK 1615165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of the Exchange Act.    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.001 per share	VERI	The NASDAQ Stock Market LLC

As of April 30, 2019, 20,342,572 shares of the registrant’s common stock were outstanding.

VERITONE, INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2019

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

The forward-looking statements included herein represent our management’s current expectations and assumptions based on information available as of the date of this report. These statements involve numerous known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that may cause or contribute to such differences include, but are not limited to, those discussed in more detail in Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of Part I of this Quarterly Report on Form 10-Q, and in Item 1 (Business) and Item 1A (Risk Factors) of Part I of our Annual Report on Form 10-K for the year ended December 31, 2018. Readers should carefully review these risks, as well as the additional risks described in other documents we file from time to time with the Securities and Exchange Commission. In light of the significant risks and uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that such results will be achieved, and readers are cautioned not to place undue reliance on such forward-looking information, which speak only as of the date of this report.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VERITONE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share and share data)

(Unaudited)

	As of
	March 31,	December 31,
	2019	2018
ASSETS
Cash and cash equivalents	$39,844	$37,539
Marketable securities	11,079	13,565
Accounts receivable, net of allowance for doubtful accounts of $68 and $40, respectively	26,401	29,142
Expenditures billable to clients	7,026	2,695
Prepaid expenses and other current assets	2,919	3,579
Total current assets	87,269	86,520
Long-term restricted cash	1,159	1,237
Property, equipment and improvements, net	3,814	4,008
Intangible assets, net	19,668	20,480
Goodwill	5,543	5,509
Other assets	49	—
Total assets	$117,502	$117,754
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$20,715	$28,714
Accrued media payments	13,343	7,416
Client advances	16,221	9,639
Accrued compensation	3,247	6,570
Other accrued liabilities	5,201	3,746
Total current liabilities	58,727	56,085
Other liabilities	1,276	1,386
Total liabilities	60,003	57,471
Commitments and contingencies (Note 8)
Stockholders' equity
Common stock, par value $0.001 per share; 75,000,000 shares authorized; 20,197,188 and 19,335,220 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	20	19
Additional paid-in capital	244,182	230,674
Accumulated deficit	(186,717)	(170,411)
Accumulated other comprehensive income	14	1
Total stockholders' equity	57,499	60,283
Total liabilities and stockholders' equity	$117,502	$117,754

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(in thousands, except per share and share data)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Net revenues	$12,125	$4,388
Cost of revenues	3,872	564
Gross profit	8,253	3,824
Operating expenses:
Sales and marketing	6,133	5,748
Research and development	6,938	4,528
General and administrative	11,690	6,778
Total operating expenses	24,761	17,054
Loss from operations	(16,508)	(13,230)
Other income, net	211	183
Loss before provision for income taxes	(16,297)	(13,047)
Provision for income taxes	9	2
Net loss	$(16,306)	$(13,049)
Net loss per share:
Basic and diluted	$(0.84)	$(0.81)
Weighted average shares outstanding:
Basic and diluted	19,511,220	16,069,549
Comprehensive loss:
Net loss	(16,306)	(13,049)
Unrealized gain (loss) on marketable securities, net of income taxes	35	(63)
Foreign currency translation adjustments, net of income taxes	(21)	(10)
Total comprehensive loss	$(16,292)	$(13,122)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITONE, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance as of December 31, 2018	19,335,220	$19	$230,674	$(170,411)	$1	$60,283
Common stock offerings, net	662,000	1	4,159	—	—	4,160
Exercise of options	20,050	—	30	—	—	30
Common stock purchases under employee stock purchase plan	64,967	—	294	—	—	294
Common stock issued for Machine Box earn-out	108,469	—	704	—	—	704
Machine Box holdback consideration	—	—	458	—	—	458
Performance Bridge contingent consideration	—	—	3,026	—	—	3,026
Stock-based compensation expense	—	—	4,803	—	—	4,803
Net loss	—	—	—	(16,306)	—	(16,306)
Other	6,482	—	34	—	13	47
Balance as of March 31, 2019	20,197,188	$20	$244,182	$(186,717)	$14	$57,499

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(16,306)	$(13,049)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,133	355
Change in fair value of warrant liability	13	—
Provision for doubtful accounts	25	28
Stock-based compensation expense	5,507	2,474
Other	(19)	—
Changes in assets and liabilities:
Accounts receivable	2,716	(2,023)
Expenditures billable to clients	(4,331)	(900)
Prepaid expenses and other current assets	637	541
Accounts payable	(7,999)	(1,753)
Accrued media payments	5,927	913
Client advances	6,582	1,763
Other accrued liabilities	1,593	(1,597)
Other liabilities	(110)	—
Net cash used in operating activities	(4,632)	(13,248)
Cash flows from investing activities:
Proceeds from sales of marketable securities	2,473	6,000
Capital expenditures	(98)	(1,693)
Intangible assets acquired	—	(70)
Net cash provided by investing activities	2,375	4,237
Cash flows from financing activities:
Proceeds from common stock offerings, net	4,160	(64)
Proceeds from exercise of stock options	30	—
Proceeds from issuances of stock under employee stock plans	294	556
Net cash provided by financing activities	4,484	492
Net increase (decrease) in cash, cash equivalents and restricted cash	2,227	(8,519)
Cash, cash equivalents and restricted cash, beginning of period	38,776	29,545
Cash, cash equivalents and restricted cash, end of period	$41,003	$21,026

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

In August 2018, the Company acquired Wazee Digital, Inc. (“Wazee Digital”), a provider of cloud-native digital content management and content licensing services, as discussed in more detail in Note 3. The Wazee Digital offerings serve customers primarily in the media and entertainment market. The Company has integrated its aiWARE platform with these offerings, providing these customers with unique capabilities to enrich and drive expanded revenue opportunities from their content.

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

NOTE 2. PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Preparation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial statements and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. Such unaudited condensed consolidated financial statements and accompanying notes are the representations of the Company’s management, who is responsible for their integrity and objectivity. The information included in this Form 10-Q should be read in conjunction with the information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 18, 2019. Interim results for the three months ended March 31, 2019 are not necessarily indicative of the results the Company will have for the full year ending December 31, 2019.

The accompanying condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which are normal and recurring, necessary to fairly state its financial position, results of operations and cash flows. All significant intercompany transactions have been eliminated in consolidation. The financial data and the other information disclosed in these notes to the condensed consolidated financial statements reflected in the three month period presented are unaudited. The December 31, 2018 balance sheet included herein was derived from the audited financial statements but does not include all disclosures or notes required by GAAP for complete financial statements.

Liquidity and Capital Resources

During 2018 and 2017, the Company generated negative cash flows from operations of $42,227 and $31,911, respectively, and incurred net losses of $61,104 and $59,601, respectively. In the three months ended March 31, 2019, the Company generated negative cash flow from operations of $4,632 and incurred a net loss of $16,306. Also, the Company had an accumulated deficit of $186,717 as of March 31, 2019. Historically, the Company has satisfied its capital needs with the net proceeds from its sales of equity securities, its issuance of convertible debt, and the exercise of common stock warrants. In June 2018, the Company raised net proceeds of $32,780 through an underwritten offering of its common stock, and in the first quarter of 2019, the Company has raised net proceeds of $4,160 through sales of its common stock under an equity distribution agreement entered into in June 2018.

The Company expects to continue to generate net losses for the foreseeable future as it makes significant investments in developing and selling its products and services. Also, the Company will continue to evaluate potential acquisitions of, or investments in, companies or technologies that complement its business, which acquisitions may require the use of cash.

Management believes that the Company’s existing balances of cash, cash equivalents and marketable securities, which totaled $50,923 as of March 31, 2019, will be sufficient to meet its anticipated cash requirements for at least twelve months from the date that these financial statements are issued.  However, the Company’s does not expect that its current cash, cash equivalents and marketable securities will be sufficient to support the development of its business to the point at which the Company has positive cash flows from operations, particularly if it uses cash to finance any acquisitions or investments in the future.  The Company plans to meet its future needs for additional capital through equity and/or debt financings. Such equity financings may include sales of common stock under the Company’s equity distribution agreement pursuant to which the Company may offer and sell, from time to time, shares of its common stock having an aggregate available offering price of up to $44,904. Such financing may not be available on terms favorable to the Company or at all.  If the Company is unable to obtain adequate financing or financing on terms satisfactory to it when required, the Company’s ability to continue to support its business growth, scale its infrastructure, develop product enhancements and to respond to business challenges could be significantly impaired.

Use of Accounting Estimates

The preparation of the accompanying condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the accompanying condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The principal estimates relate to revenue recognition, allowance for doubtful accounts, the valuation of stock awards and stock warrants, income taxes, and the allocation of net assets acquired from business acquisitions as well as contingent consideration, where applicable. Actual results could differ from those estimates.

Significant Customers

The Company’s top ten customers accounted for approximately 28.0% and 58.7% of the Company’s net revenues for the three months ended March 31, 2019 and 2018, respectively. No individual customer accounted for 10% or more of the Company’s net revenues for the three months ended March 31, 2019.

Significant Accounting Policies

During the three months ended March 31, 2019, there have been no material changes in the Company’s significant accounting policies from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2018.

Recently Adopted Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force), which provides guidance intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. This standard became effective for the Company beginning in the first quarter of 2019. The adoption of the standard did not have a material impact on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which provides guidance on the presentation of restricted cash or restricted cash equivalents and is intended to reduce the diversity in practice of such presentations. This standard requires amounts generally described as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts on the statement of cash flows. This standard became effective for the Company beginning in the first quarter of 2019. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount that the entity expects to be entitled to receive when products are transferred to customers. Subsequently, the FASB has issued the following standards related to ASU 2014-09: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (“ASU 2016-08”); ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”); and ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12,” and together with ASU 2014-09, ASU 2016-08 and ASU 2016-10 the “new revenue standard”). The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. As an emerging growth company, the Company is not required to accelerate the application of the revenue standard to interim periods.  The new revenue standard will be effective for the Company for annual reporting periods beginning after December 15, 2018 and to interim periods within annual reporting periods beginning after December 15, 2019.

The Company will apply the new revenue standard on a modified retrospective basis with an adjustment to retained earnings to recognize the cumulative effect of adoption. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. An entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if the reporting unit had been acquired in a business combination. Instead, under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The FASB also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. The amendments in this update are effective for the Company beginning with fiscal year 2022, including interim periods, with early adoption permitted. The adoption of the amendments in this update is not expected to have a material impact on the Company's consolidated financial position and results of operations.

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

NOTE 3. BUSINESS COMBINATIONS

Acquisition of Performance Bridge

On August 21, 2018, the Company acquired all of the outstanding capital stock of Performance Bridge by means of a merger of an indirect, wholly owned subsidiary of the Company with and into Performance Bridge, with Performance Bridge surviving the merger as an indirect, wholly owned subsidiary of the Company. The Company paid initial consideration of $5,158 and will pay a total of $3,909 in additional contingent earnout amounts for certain revenue milestones achieved by Performance Bridge in its 2018 fiscal year. The initial consideration was comprised of $1,220 paid in cash and the issuance of 349,072 shares of the Company’s common stock, valued at $3,938 based on the Company’s closing stock price on August 21, 2018. The initial consideration was subject to adjustment based on a final calculation of Performance Bridge’s net assets at closing, which was completed in the first quarter of 2019 and resulted in the issuance to the former stockholder of Performance Bridge of an additional 6,482 shares of common stock valued at $34 based on the closing price of the Company’s common stock on January 25, 2019, which was the date both parties agreed upon the final calculation. A portion of the initial consideration, consisting of $120 in cash and 34,335 shares of common stock, was deposited into a third-party escrow account at closing and will be held in such account until August 21, 2020, to secure certain indemnification and other obligations of the former stockholder of Performance Bridge. The additional earnout consideration was comprised of $883 paid in cash and 574,231 shares of the Company’s common stock, valued at $3,026 based on the closing price of the Company’s common stock on March 28, 2019, which are expected to be issued to the former stockholder of Performance Bridge in the second quarter of 2019. In the three months ended March 31, 2019, the value of the common stock that will be issued was transferred from other liabilities to additional paid-in capital once the specific number of shares to be issued was determined.

The acquisition of Performance Bridge has expanded the Company’s media agency offerings of comprehensive podcast solutions.

The following table summarizes the fair value of purchase price consideration to acquire Performance Bridge:

Acquisition consideration	Amount
Cash consideration at closing	$1,220
Equity consideration at closing	3,938
Working capital adjustment	34
Contingent earnout consideration	3,770
Estimated purchase price	$8,962

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

Preliminary purchase price allocation:	Amount
Cash	$2,283
Accounts receivable	3,551
Prepaid and other current assets	23
Property and equipment	43
Intangible assets	5,800
Accounts payable	(1,402)
Accrued expenses and other current liabilities	(4,337)
Accrued compensation	(42)
Identifiable net assets acquired	$5,919
Goodwill	3,043
Total purchase price	$8,962

The following table presents details of the acquired intangible assets of Performance Bridge:

	Estimated Useful Life (in years)	Fair Value
Customer relationships	5.0	$5,100
Noncompete agreement	4.0	700
Total intangible assets		$5,800

In the three months ended March 31, 2019, the Company recorded expense of $139 in general and administrative expenses, representing the difference between the fair value of the contingent earnout consideration recorded by the Company and the final amount of contingent earnout consideration to be paid by the Company.

Acquisition of Wazee Digital, Inc.

On August 31, 2018, the Company acquired all of the outstanding capital stock of Wazee Digital by means of a merger of a wholly owned subsidiary of the Company with and into Wazee Digital, with Wazee Digital surviving the merger as a wholly owned subsidiary of the Company.  The Company paid an aggregate purchase price of $12,552, comprised of $7,423 paid in cash and the issuance of a total of 491,157 shares of the Company’s common stock, valued at $5,129 based on the Company’s closing stock price on August 31, 2018. A portion of the consideration, consisting of $925 in cash and 60,576 shares of common stock, was deposited into a third-party escrow account at closing and will be held in such account to secure certain indemnification and other obligations of the former stockholders of Wazee Digital. A portion of such escrowed consideration was released in March 2019, and the balance will be held in such account until August 31, 2020.

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

Acquisition of Machine Box, Inc.

On September 6, 2018, the Company acquired all of the outstanding capital stock of Machine Box, Inc. (“Machine Box”) by means of a merger of a wholly owned subsidiary of the Company with and into Machine Box, with Machine Box surviving the merger as a wholly owned subsidiary of the Company. The Company paid initial consideration of $1,484, and the Company may pay up to an additional $3,000 in contingent amounts if Machine Box achieves certain technical development and integration milestones within 12 months after the closing of the acquisition, a portion of which was paid in the first quarter of 2019, as discussed below. The initial consideration was comprised of $423 paid in cash and issuance of a total of 128,300 shares of the Company’s common stock, valued at $1,061 based on the Company’s closing stock price on September 6, 2018, of which $80 in cash and 26,981 shares of common stock were held back from payment and issuance by the Company until September 6, 2020, to secure certain indemnification and other obligations of the former stockholders of Machine Box. The additional contingent payments (if earned) will be comprised of 20% cash and 80% shares of the Company’s common stock. In the three months ended March 31, 2019, the value of the common stock that was held back from the initial consideration was transferred from other liabilities to additional paid-in capital as the Company determined that such shares are likely to be issued.

The fair value of the contingent amount totaled $2,880 and is treated as compensation expense for post-combination services as payment of such amount is conditioned upon the continued employment of certain key employees of Machine Box in addition to the achievement of certain performance milestones by Machine Box. The preliminary fair value of the contingent amount was determined using a probability-weighted expected payment model. This expense is being recognized as research and development expense over three separate intervals tied to the specific performance milestones during the twelve months following the acquisition. In the three months ended March 31, 2019, the Company recorded compensation expense of $880 in research and development expense in connection with the additional contingent amounts.

In March 2019, the Company determined that Machine Box had achieved the technical development and integration milestones required to be completed as of March 6, 2019 and, as a result, the former Machine Box stockholders became entitled to receive an aggregate of $200 in cash and an aggregate of 135,583 shares of the Company’s common stock, valued at $880 based on the closing price of the Company’s common stock on March 6, 2019.  In March 2019, the Company paid to the former Machine Box stockholders an aggregate of $160 in cash and issued to them an aggregate of 108,469 shares of the Company’s common stock. The remaining $40 in cash and 27,114 shares of common stock were held back from payment and issuance by the Company until September 6, 2020, to secure certain indemnification and other obligations of the former stockholders of Machine Box. The value of the common stock that was held back was recorded to additional paid-in capital.

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

Assumptions in the Allocations of Purchase Price

Management prepared the purchase price allocations for the acquired businesses, and in doing so considered or relied in part upon a report of a third party valuation expert to calculate the fair value of certain acquired assets and liabilities of each acquired business, which would primarily include identifiable intangible assets and the contingent earn-out amounts. Determining the fair value of assets and liabilities requires management to make significant estimates and assumptions which are preliminary and subject to change upon finalization of the valuation analysis. The goodwill recognized is the excess of the purchase price over the fair value of net assets acquired. Certain liabilities and deferred taxes included in the purchase price allocations are based on management's best estimates of the amounts to be paid or settled and based on information available at the time the purchase price allocations were prepared. Updates to and/or completion of the Company’s evaluation of certain income tax positions may result in changes to the recorded amounts of assets and liabilities, with corresponding adjustments to goodwill amounts in subsequent periods. The Company does not expect to deduct any of the acquired goodwill for tax purposes.

NOTE 4. NET LOSS PER SHARE

The following table presents the computation of basic and diluted net loss per share:

	Three Months Ended
	March 31,
	2019	2018
Numerator
Net loss	$(16,306)	$(13,049)
Denominator
Weighted-average common shares outstanding	19,579,332	16,208,692
Less: Weighted-average shares subject to repurchase	(68,112)	(139,143)
Denominator for basic and diluted net loss per share	19,511,220	16,069,549
Basic and diluted net loss per share	$(0.84)	$(0.81)

Potentially dilutive securities that were not included in the calculation of diluted net loss per share because their effect would be anti-dilutive were as follows (in common equivalent shares):

	Three Months Ended
	March 31,
	2019	2018
Common stock options and restricted stock units	13,222,750	4,703,801
Warrants to purchase common stock	1,297,151	1,524,573
	14,519,901	6,228,374

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

The Company classifies its financial instruments within Level 1 or Level 2 of the fair value hierarchy on the basis of valuations using quoted market prices or alternate pricing sources and models utilizing market observable inputs, respectively. The Company’s money market funds are valued based on quoted prices for the specific securities in an active market and are therefore classified as Level 1. The Company’s government securities and corporate debt securities are valued on the basis of valuations provided by third-party pricing services, as derived from such services’ pricing models, and are therefore classified as Level 2. As of March 31, 2019, the Company has not made any adjustments to the prices obtained from its third-party pricing providers.

Cash and Cash Equivalents and Marketable Securities

The Company’s money market funds and marketable securities are categorized as Level 1 and 2, respectively, within the fair value hierarchy. The following table shows the cost, gross unrealized losses and fair value, with a breakdown by significant investment category, of the Company’s cash and cash equivalents and marketable securities as of March 31, 2019:

		Gross		Cash and
		Unrealized	Fair	Cash	Marketable
	Cost	Losses	Value	Equivalents	Securities
Cash	$19,224	$—	$19,224	$19,224	$—
Level 1:
Money market funds	20,622	(2)	20,620	20,620	—
Level 2:
Corporate debt securities	11,091	(12)	11,079	—	11,079
Total	$50,937	$(14)	$50,923	$39,844	$11,079

As of December 31, 2018, the Company’s cash and cash equivalents and marketable securities balances were as follows:

		Gross		Cash and
		Unrealized	Fair	Cash	Marketable
	Cost	Losses	Value	Equivalents	Securities
Cash	$13,337	$—	$13,337	$13,337	$—
Level 1:
Money market funds	24,202	—	24,202	24,202	—
Level 2:
U.S. government securities	2,500	(2)	2,498	—	2,498
Corporate debt securities	11,113	(46)	11,067	—	11,067
Subtotal	13,613	(48)	13,565	—	13,565
Total	$51,152	$(48)	$51,104	$37,539	$13,565

The following tables show information about the Company’s marketable securities that have been in a continuous unrealized loss position for less than 12 months and for 12 months or greater as of March 31, 2019 and December 31, 2018:

	March 31, 2019
	Continuous Unrealized Losses
	Less than	12 Months
	12 Months	or Greater	Total
Fair value of marketable securities	$9,968	$7,089	$17,057
Unrealized losses	$(4)	$(10)	$(14)

	December 31, 2018
	Continuous Unrealized Losses
	Less than	12 Months
	12 Months	or Greater	Total
Fair value of marketable securities	$13,565	$—	$13,565
Unrealized losses	$(48)	$—	$(48)

All marketable securities held by the Company as of March 31, 2019 will mature in one year or less.

The Company may sell certain of its marketable securities prior to their stated maturities for strategic reasons including, but not limited to, anticipation of credit deterioration and duration management. As of March 31, 2019, the Company considered the declines in market value of its marketable securities to be temporary in nature. The Company typically invests in highly-rated securities, and its investment policy generally limits the amounts that may be invested with any one issuer. The policy generally requires investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the securities portfolio.

There were no transfers between Level 1, Level 2 or Level 3 financial instruments in the three months ended March 31, 2019.

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

In April 2018, in connection with the advisory agreement between the Company and a financial advisory firm, the Company issued such firm a five-year warrant to purchase up to 20,000 shares of the Company’s common stock (“April 2018 Warrant”). The April 2018 Warrant was fully vested and exercisable upon issuance and has an exercise price of $11.73 per share. The Company recorded this stock warrant at its fair value using the Black-Scholes option-pricing model. The holder is able to redeem the warrant for a number of shares having a value equal to the in-the-money value of the warrant. The Company recorded the fair value of the warrant as a liability upon issuance, and such fair value is remeasured as of the end of each reporting period. The April 2018 Warrant was outstanding at March 31, 2019.

The following table summarizes quantitative information with respect to the significant unobservable inputs that were used to value the April 2018 Warrant:

	March 31, 2019	December 31, 2018
Volatility	70%	70%
Risk-free rate	2.23%	2.51%
Term	4 years	4.25 years

The following table represents a roll-forward of the fair value of the April 2018 Warrant, which was recorded within other accrued liabilities in the accompanying condensed consolidated balance sheet at March 31, 2019 :

Balance, December 31, 2018	$23
Change in fair value	13
Balance, March 31, 2019	$36

The adjustment to the fair value of the April 2018 Warrant was recorded in other income, net in the Company’s consolidated statement of operations and comprehensive loss for the three months ended March 31, 2019.

NOTE 6. GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

The following table presents the changes in the carrying amount of goodwill:

Carrying Amount
Balance as of December 31, 2018	$5,509
Performance Bridge working capital adjustment	34
Balance as of March 31, 2019	$5,543

Intangible Assets

Intangible assets, net consisted of the following:

		March 31, 2019			December 31, 2018
	Weighted	Gross		Net	Gross		Net
	Average Useful	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Life (in years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Acquired software and technology	3.0	$3,576	$(1,772)	$1,804	$3,576	$(1,613)	$1,963
Licensed technology	3.0	500	(83)	417	500	(42)	458
Developed technology	5.0	9,600	(1,120)	8,480	9,600	(792)	8,808
Customer relationships	5.0	9,300	(1,085)	8,215	9,300	(733)	8,567
Trademarks and trade names	2.3	100	(26)	74	100	(15)	85
Noncompete agreements	3.8	800	(122)	678	800	(201)	599
Total	4.6	$23,876	$(4,208)	$19,668	$23,876	$(3,396)	$20,480

The following table presents amortization expense associated with the Company’s finite-lived intangible assets, which is included in the consolidated statement of operations and comprehensive loss:

	Three Months Ended
	March 31,
	2019	2018
Cost of revenues	$370	$48
Sales and marketing	72	—
Research and development	256	255
General and administrative	143	3
Total	$841	$306

The following table presents future amortization of the Company’s finite-lived intangible assets at March 31, 2019:

2019 (9 months)	$3,926
2020	5,223
2021	4,102
2022	3,897
2023	2,520
Total	$19,668

NOTE 7. CONSOLIDATED FINANCIAL STATEMENTS DETAILS

Consolidated Balance Sheets Details

Cash, cash equivalents, and restricted cash

Cash, cash equivalents, and restricted cash consisted of the following:

	As of
	March 31,	December 31,
	2019	2018
Cash and cash equivalents	$39,844	$37,539
Long-term restricted cash	1,159	1,237
Total cash, cash equivalents and restricted cash	$41,003	$38,776

The Company’s restricted cash is held as collateral for the Company’s stand-by letter of credit and credit cards.

Accounts Receivable, Net

Accounts receivable consisted of the following:

	As of
	March 31,	December 31,
	2019	2018
Accounts receivable — Advertising	$22,772	$26,226
Accounts receivable — aiWARE SaaS Solutions	2,500	2,418
Accounts receivable — aiWARE Content Licensing and Media Services	1,197	538
	26,469	29,182
Less: allowance for doubtful accounts	(68)	(40)
Accounts receivable, net	$26,401	$29,142

The amount that the Company invoices and collects from advertising clients includes the cost of the advertisement placed for them with media vendors and the amount of the commission earned by the Company.  The average commission earned by the Company is less than 15% of the total amount invoiced and collected from the advertising clients.

Property, equipment and improvements, net

Property, equipment and improvements, net consisted of the following:

	As of
	March 31,	December 31,
	2019	2018
Property and equipment	$2,042	$2,019
Leasehold improvements	2,876	2,875
	4,918	4,894
Less: accumulated depreciation	(1,104)	(886)
Property, equipment and improvements, net	$3,814	$4,008

Depreciation expense was $292 and $49 for the three months ended March 31, 2019 and 2018, respectively.

Accounts Payable

Accounts payable consisted of the following:

	As of
	March 31,	December 31,
	2019	2018
Accounts payable — Advertising	$19,419	$27,655
Accounts payable — Other	1,296	1,059
Total	$20,715	$28,714

Accounts payable – Advertising reflects the cost of advertisements placed with media vendors on behalf of the Company’s advertising clients.

Consolidated Statement of Operations and Comprehensive Loss Details

Net Revenues

Net revenues for the periods presented were comprised of the following:

	Three Months Ended
	March 31,
	2019	2018
Advertising	$5,714	$3,121
aiWARE SaaS Solutions	2,754	1,267
aiWARE Content Licensing and Media Services	3,657	—
Total net revenues	$12,125	$4,388

During the three months ended March 31, 2019 and 2018, the Company made $37,300 and $29,420, respectively, in gross media placements, of which $34,731 and $25,573, respectively, were billed directly to clients. Of the amounts billed directly to clients, $30,425 and $22,510 represented media-related costs netted against billings during the three months ended March 31, 2019 and 2018, respectively.

Other Income, Net

Other income, net for the periods presented was comprised of the following:

	Three Months Ended
	March 31,
	2019	2018
Interest income, net	$169	$181
Change in fair value of warrant liability	(13)	—
Other	55	2
Other income, net	$211	$183

NOTE 8. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases facilities under operating lease arrangements expiring at various years through fiscal 2024. Certain of the Company’s leases contain standard rent escalation and renewal clauses. Under certain leases, the Company is required to pay operating expenses in addition to base rent.  Rent expense for lease payments is recognized on a straight-line basis over the lease term.

As of March 31, 2019, future minimum lease payments were as follows:

2019 (9 months)	$1,757
2020	2,398
2021	2,211
2022	1,852
2023	1,680
Thereafter	1,730
Total minimum payments	$11,628

The total rent expense for all operating leases was $745 and $331 for the three months ended March 31, 2019 and 2018, respectively.

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

NOTE 9. STOCKHOLDERS’ EQUITY

Common Stock Issuances

In the first quarter of 2019, the Company issued an aggregate of 662,000 shares of its common stock, which were sold pursuant to the Equity Distribution Agreement that was entered into between the Company and JMP Securities LLC in June 2018. The Company received net proceeds from such sales of $4,160 after deducting expenses of $178.

In January 2019, the Company issued 6,482 shares of common stock to the former stockholder of Performance Bridge. See Note 3 for additional information.

In March 2019, the Company issued 108,469 shares of common stock to the former stockholders of Machine Box. See Note 3 for additional information.

In the three months ended March 31, 2019, the Company issued an aggregate of 85,017 shares of its common stock in connection with the exercise of stock options and purchases under its Employee Stock Purchase Plan (the “ESPP”).

Common Stock Warrants

As of March 31, 2019 and December 31, 2018, the Company had outstanding warrants to purchase an aggregate of 1,297,151 shares of the Company’s common stock.

NOTE 10. STOCK PLANS

Stock-Based Compensation

During the three months ended March 31, 2019, the Company granted options to purchase an aggregate of 432,400 share of its common stock that are subject to time-based vesting conditions (“Time-Based Options”), and options to purchase an aggregate of 1,449,102 shares of its common stock that are subject to performance-based vesting conditions (“Performance Options”).

All Time-Based Options granted during the three months ended March 31, 2019 will vest over a period of four years. All Performance Options granted during the three months ended March 31, 2019 will become exercisable in three equal tranches based on the achievement of market price goals for the Company’s common stock of $49.15 per share, $98.31 per share and $196.62 per share, respectively. For each tranche to become exercisable, the closing price per share of the Company’s common stock must meet or exceed the applicable stock price goal for a period of 30 consecutive trading days.

The Company valued the Time-Based Options using the Black-Scholes Merton option pricing model.  The following assumptions were used to compute the grant date fair values of the Time-Based Options granted during the three months ended March 31, 2019:

Expected term (in years)	6.0
Expected volatility	68%
Risk-free interest rate	2.5%
Expected dividend yield	—

The Company valued the Performance Options using a Monte Carlo simulation model. The following assumptions were used in the Monte Carlo simulation model for computing the grant date fair values of the Performance Options granted during the three months ended March 31, 2019:

Estimated volatility	65%
Risk-free interest rate	2.7%
Dividend yield	—%
Cost of equity	14%

The fair value per share was determined for each of the three tranches of each Performance Option. The weighted average grant date fair value of the Performance Options granted during the three months ended March 31, 2019 was $2.54 per share. The total fair value of such Performance Options is $3,674 and is being recorded as stock-based compensation expense over an average derived service period of 6.4 years.

The assumptions used in calculating the fair values of purchase rights granted under the ESPP during the three months ended March 31, 2019 are set forth in the table below:

Expected term (in years)	0.5 - 2.0
Expected volatility	51% - 57%
Risk-free interest rate	1.3% - 2.2%
Expected dividend yield	—

The Company’s stock-based compensation expense recognized for the periods presented was as follows:

	Three Months Ended
	March 31,
	2019	2018
Stock-based compensation expense by type of award:
Restricted stock units	$198	$218
Restricted stock awards	160	48
Machine Box contingent common stock issuances	704	—
Performance-based stock options	1,935	—
Stock options	2,358	2,036
Employee stock purchase plan	152	172
Total	$5,507	$2,474

	Three Months Ended
	March 31,
	2019	2018
Stock-based compensation expense by operating expense grouping:
Sales and marketing	$243	$320
Research and development	1,084	241
General and administrative	4,180	1,913
	$5,507	$2,474

Equity Award Activity

Restricted Stock Awards

The Company’s restricted stock award activity for the three months ended March 31, 2019 was as follows:

		Weighted
		Average Grant
	Shares	Date Fair Value
Unvested at December 31, 2018	72,208	$7.26
Vested	(9,621)	$3.62
Unvested at March 31, 2019	62,587	$7.82

At March 31, 2019, total unrecognized compensation cost related to restricted stock was $240, which is expected to be recognized over a weighted average period of 1.8 years.

Restricted Stock Units

The Company’s restricted stock unit activity for the three months ended March 31, 2019 was as follows:

		Weighted
		Average Grant
	Shares	Date Fair Value
Unvested at December 31, 2018	49,143	$12.57
Granted	50,535	$5.65
Unvested at March 31, 2019	99,678	$9.06

At March 31, 2019, total unrecognized compensation cost related to restricted stock units was $450, which is expected to be recognized over a weighted average period of 0.6 years.

Performance-Based Stock Options

The activity during the three months ended March 31, 2019 related to stock options that are subject to performance-based vesting conditions tied to the future achievement of stock price goals by the Company was as follows:

		Weighted-Average
			Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at December 31, 2018	3,167,325	$21.25
Granted	1,449,102	$5.67
Forfeited	(10,296)	$5.65
Outstanding at March 31, 2019	4,606,131	$16.38	9.35 years	$—
Exercisable at March 31, 2019	—	$—	—	$—

The weighted average grant date fair value of performance-based stock options granted during the three months ended March 31, 2019 was $2.54 per share. No performance-based stock options vested during the three months ended March 31, 2019. At March 31, 2019, total unrecognized compensation expense related to performance-based stock options was $28,247 and is expected to be recognized over a weighted average period of 3.9 years.

Stock Options

The activity during the three months ended March 31, 2019 related to all other stock options was as follows:

		Weighted-Average
			Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at December 31, 2018	5,154,691	$13.78
Granted	432,400	$5.66
Exercised	(20,050)	$1.50
Forfeited	(72,195)	$12.30
Expired	(28,948)	$12.70
Outstanding at March 31, 2019	5,465,898	$13.21	8.28 years	$1,058
Exercisable at March 31, 2019	3,016,052	$13.71	7.83 years	$1,026

The aggregate intrinsic values in the table above represents the difference between the fair market value of the Company’s common stock and the average option exercise price of in-the-money options, multiplied by the number of such options. The weighted average grant date fair value of stock options granted during the three months ended March 31, 2019 and 2018 was $3.55 and $7.91 per share, respectively. The aggregate intrinsic value of the options exercised during the three months ended March 31, 2019 and 2018 was $74 and $692, respectively. The total grant date fair value of stock options vested during the three months ended March 31, 2019 and 2018 was $2,718 and $1,761, respectively. At March 31, 2019, total unrecognized compensation expense related to stock options was $16,883 and is expected to be recognized over a weighted average period of 2.2 years.

Employee Stock Purchase Plan

On January 31, 2019, a total of 64,967 shares of common stock were purchased under the Company’s ESPP. As of March 31, 2019, accrued employee contributions for future purchases under the ESPP totaled $141.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read together with the consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2018. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed under “Risk Factors,” set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018. See “Special Note Regarding Forward-Looking Statements” above at page 1.

Overview

Veritone, Inc. (collectively with our subsidiaries, referred to as “Veritone,” “Company,” “we,” “our,” and “us”) is a provider of artificial intelligence (“AI”) solutions, including our proprietary AI operating system, aiWARE™. Through our recent acquisition of Wazee Digital, Inc. (“Wazee Digital”), we have expanded our offerings to include digital content management and licensing services. We also operate a full-service media advertising agency. Through our recent acquisition of S Media Limited, doing business as Performance Bridge Media (“Performance Bridge”), we have expanded our advertising offerings to include more comprehensive podcast solutions.

The following is a discussion and analysis of certain factors that have affected our results of operations and financial condition during the periods included in the accompanying condensed consolidated financial statements. In this discussion, we refer to our media advertising agency, including Performance Bridge’s offerings, as our advertising business, our aiWARE platform and digital content management offerings, including Wazee Digital’s SaaS offerings, collectively as our aiWARE SaaS solutions, and our content licensing and live events services as our aiWARE content licensing and media services.

Acquisitions

Performance Bridge

On August 21, 2018, we acquired all of the outstanding capital stock of Performance Bridge by means of a merger of one of our indirect, wholly owned subsidiaries with and into Performance Bridge, with Performance Bridge surviving the merger as our indirect, wholly owned subsidiary. We paid initial consideration of $5.2 million and will pay a total of $3.9 million in additional contingent earnout amounts for certain revenue milestones achieved by Performance Bridge in its 2018 fiscal year. The initial consideration was comprised of $1.2 million paid in cash and the issuance of 349,072 shares of our common stock valued at $3.9 million based on our closing stock price on August 21, 2018. The initial consideration was subject to adjustment based on a final calculation of Performance Bridge’s net assets at closing, which was completed in the first quarter of 2019 and resulted in the issuance to the former stockholder of Performance Bridge of an additional 6,482 shares of common stock valued at less than $0.1 million based on the closing price of our common stock on January 25, 2019, which was the date both parties agreed upon the final calculation. A portion of the initial consideration, consisting of $0.1 million in cash and 34,335 shares of common stock, was deposited into a third-party escrow account at closing and will be held in such account until August 21, 2020, to secure certain indemnification and other obligations of the former stockholder of Performance Bridge. The additional earnout consideration was comprised of $0.9 million paid in cash and 574,231 shares of our common stock, valued at $3.0 million based on the closing price of our common stock on March 28, 2019, which are expected to be issued to the former stockholder of Performance Bridge in the second quarter of 2019. In the three months ended March 31, 2019, the value of the common stock that will be issued was transferred from other liabilities to additional paid-in capital once the specific number of shares to be issued was determined.

In the three months ended March 31, 2019, we recorded expense of $0.1 million in general and administrative expenses, representing the difference between the fair value of the contingent earnout consideration that we recorded and the final amount of contingent earnout consideration that we will pay to the former Performance Bridge stockholder.

Wazee Digital

On August 31, 2018, we acquired all of the outstanding capital stock of Wazee Digital by means of a merger of one of our wholly owned subsidiaries with and into Wazee Digital, with Wazee Digital surviving the merger as our wholly owned subsidiary.  We paid an aggregate purchase price of $12.6 million, comprised of $7.4 million paid in cash and the issuance of a total of 491,157 shares of our common stock valued at $5.1 million based on our closing stock price on August 31, 2018. A portion of the consideration, consisting of $0.9 million in cash and 60,576 shares of common stock, was deposited into a third-party escrow account at closing and will be held in such account to secure certain indemnification and other obligations of the former stockholders of Wazee Digital. A portion of such escrowed consideration was released in March 2019, and the balance will be held in such account until August 31, 2020.

Machine Box

On September 6, 2018, we acquired all of the outstanding capital stock of Machine Box, Inc. (“Machine Box”) by means of a merger of one of our wholly owned subsidiaries with and into Machine Box, with Machine Box surviving the merger as our wholly owned subsidiary. We paid initial consideration of $1.5 million, and we may pay up to an additional $3.0 million in contingent amounts if Machine Box achieves certain technical development and integration milestones within 12 months after the closing of the acquisition, a portion of which was paid in the first quarter of 2019, as discussed below. The initial consideration was comprised of $0.4 million paid in cash and the issuance of a total of 128,300 shares of our common stock, valued at $1.1 million based on our closing stock price on September 6, 2018, of which $0.1 million in cash and 26,981 shares of common stock were held back from payment and issuance by us until September 6, 2020, to secure certain indemnification and other obligations of the former stockholders of Machine Box. The additional contingent payments (if earned) will be comprised of 20% cash and 80% shares of our common stock. In the three months ended March 31, 2019, the value of the common stock that was held back from the initial consideration was transferred from other liabilities to additional paid-in capital as we determined that such shares are likely to be issued.

The fair value of the contingent amount totaled $2.9 million and is treated as compensation expense for post-combination services as payment of such amount is conditioned upon the continued employment of certain key employees of Machine Box in addition to the achievement of certain performance milestones by Machine Box. The preliminary fair value of the contingent amount was determined using a probability-weighted expected payment model. This expense is being recognized as research and development expense over three separate intervals tied to the specific performance milestones during the twelve months following the acquisition. In the three months ended March 31, 2019, we recorded compensation expense of $0.9 million in research and development expense in connection with the additional contingent amounts.

In March 2019, we determined that Machine Box had achieved the technical development and integration milestones required to be completed as of March 6, 2019 and, as a result, the former Machine Box stockholders became entitled to receive an aggregate of $0.2 million in cash and an aggregate of 135,583 shares of our common stock, valued at $0.9 million based on the closing price of our common stock on March 6, 2019.  In March 2019, we paid to the former Machine Box stockholders an aggregate of $160,000 in cash and issued to them an aggregate of 108,469 shares of our common stock. We held back the remaining $40,000 in cash and 27,114 shares of common stock from payment and issuance until September 6, 2020, to secure certain indemnification and other obligations of the former stockholders of Machine Box. The value of the common stock that was held back was recorded to additional paid-in capital.

Sales of Common Stock

During the first quarter of 2019, we sold an aggregate of 662,000 shares of our common stock pursuant to the Equity Distribution Agreement that we entered into with JMP Securities LLC in June 2018.  We received net proceeds from such sales of approximately $4.2 million, after deducting expenses of $0.2 million.  The terms of such Equity Distribution Agreement are discussed under the heading “Capital Resources” below.

Key Performance Indicators

We track key performance indicators (“KPIs”) for our advertising business and our aiWARE SaaS solutions business. We do not currently track KPIs for our aiWARE content licensing and media services.

The key performance indicators for our advertising business include: (i) number of new clients, (ii) total number of clients with active advertising campaigns, (iii) average advertising spend per active client, and (iv) net revenue. The key performance indicators for our aiWARE SaaS solutions business include: (i) total number of customers; (ii) total number of accounts on the platform, (iii) number of active cognitive engines on the platform, (iv) hours of data processed, (v) total contract value of new bookings, (vi) monthly recurring revenue under active agreements, and (vii) net revenue.

We have incorporated the Performance Bridge and Wazee Digital businesses, which we acquired in the third quarter of 2018, in tracking our performance against certain of these KPIs, where appropriate.  As our combined businesses evolve, we will continue to evaluate the KPIs that are most relevant to our businesses, and we anticipate that our KPIs may change over time.

Advertising KPI Results

The following table sets forth the results for each of the KPIs for our advertising business. For comparability, these KPI results are shown both including and excluding the results of the Performance Bridge business.  Performance Bridge’s results are included in each KPI for the two most recent full quarters, and with respect to net revenue, Performance Bridge’s results are also included for the portion of the third quarter of 2018 following the closing date of that acquisition.

	Quarter Ended
	Mar 31,	June 30,	Sept 30,	Dec 31,	Mar 31,
	2018	2018	2018	2018	2019
Including Performance Bridge (following acquisition):
Net new advertising clients added during quarter	14	14	10	14	14
Clients with active advertising campaigns during quarter	60	74	78	115	107
Average advertising spend per active client during quarter (in 000's)	$490	$425	$540	$478	$486
Net revenue during quarter (in 000's)	$3,121	$3,308	$4,730	$5,986	$5,714

Excluding Performance Bridge:
Net new advertising clients added during quarter	14	14	10	14	14
Clients with active advertising campaigns during quarter	60	74	78	76	71
Average advertising spend per active client during quarter (in 000's)	$490	$425	$540	$616	$604
Net revenue during quarter (in 000's)	$3,121	$3,308	$4,296	$4,681	$4,306

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

aiWARE SaaS Solutions KPI Results

The following table sets forth the results for each of the KPIs for our aiWARE SaaS solutions business. For comparability, these KPI results are shown both including and excluding results related to the Wazee Digital offerings. Results related to the Wazee Digital offerings are included in the following KPIs for the two most recent full quarters: (i) total number of customers, (ii) total accounts on the platform, (iii) total contract value of new bookings, and (iv) monthly recurring revenue under active agreements. Net revenue includes results related to the Wazee Digital offerings for the two most recent full quarters and the portion of the third quarter of 2018 following the closing date of that acquisition. The other KPIs are not applicable to the Wazee Digital offerings.

	Quarter Ended
	Mar 31,	June 30,	Sept 30,	Dec 31,	Mar 31,
	2018	2018	2018	2018	2019
Including Wazee Digital Offerings (following acquisition):
Total customers at quarter end	70	86	93	123	129
Total accounts on platform at quarter end	591	625	634	840	911
Active cognitive engines at quarter end	184	214	252	287	343
Hours of data processed during quarter	2,805,000	2,729,000	2,830,000	3,566,000	4,061,000
Total contract value of new bookings received during quarter (in 000's)	$237	$583	$226	$1,196	$1,316
Monthly recurring revenue under agreements in effect at quarter end (in 000's)	$169	$214	$191	$544	$494
Net revenue during quarter (in 000's)	$1,267	$860	$1,406	$2,426	$2,754

Excluding Wazee Digital Offerings:
Total customers at quarter end	70	86	93	97	103
Total accounts on platform at quarter end	591	625	634	814	885
Active cognitive engines at quarter end	184	214	252	287	343
Hours of data processed during quarter	2,805,000	2,729,000	2,830,000	3,566,000	4,061,000
Total contract value of new bookings received during quarter (in 000's)	$237	$583	$226	$898	$736
Monthly recurring revenue under agreements in effect at quarter end (in 000's)	$169	$214	$191	$229	$235
Net revenue during quarter (in 000's)	$1,267	$860	$1,077	$1,482	$1,635

As we grow our aiWARE SaaS solutions business, we expect that our KPI results will be impacted in different ways based on our customer profiles and the nature of their use of our aiWARE SaaS solutions in certain target markets.  For example, in the legal and government markets, use of our aiWARE SaaS solutions is often project-based and, accordingly, in a given period, we may experience significant increases or decreases in net revenue and in hours of data processed without any change in total customers, accounts or monthly recurring revenue.  In the media and entertainment market, as our existing customers expand their use of new applications and services available through aiWARE to gain additional insights from their data, our monthly recurring revenues and net revenues would increase while the associated number of customers, accounts and hours of data processed would remain unchanged.  As such, our results for different KPIs may fluctuate significantly within the same period, and the result for a particular KPI in one period may not be indicative of the results that we will achieve for that KPI in future periods.

Results of Operations

The following table sets forth items from our condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2019 and 2018, presented as a percentage of revenue:

	Three Months Ended
	March 31,
	2019	2018
Net revenues	100.0%	100.0%
Cost of revenues	31.9	12.9
Gross profit	68.1	87.1
Operating expenses:
Sales and marketing	50.6	131.0
Research and development	57.2	103.2
General and administrative	96.4	154.5
Total operating expenses	204.2	388.7
Loss from operations	(136.1)	(301.5)
Other income, net	1.7	4.2
Loss before provision for income taxes	(134.4)	(297.3)
Provision for income taxes	—	—
Net loss	(134.4)	(297.3)

Three Months Ended March 31, 2019 Compared with Three Months Ended March 31, 2018

Net Revenues

	Three Months Ended
(dollars in thousands)	March 31,
	2019	2018	$ Change	% Change
Advertising	$5,714	$3,121	$2,593	83.1%
aiWARE SaaS Solutions	2,754	1,267	1,487	117.4%
aiWARE Content Licensing and Media Services	3,657	—	3,657	NM
Net revenues	$12,125	$4,388	$7,737	176.3%

The increase in advertising net revenues was due in large part to the addition of $1.4 million in net revenues from Performance Bridge, which we acquired in the third quarter of 2018. Excluding the impact of the Performance Bridge acquisition, our advertising net revenues increased by $1.2 million, or 38%, in the first quarter of 2019 compared with the corresponding prior year period, due primarily to a combination of the addition of new clients and increased business with existing clients.

The increase in aiWARE SaaS solutions net revenues was due primarily to the addition of $1.1 million in net revenues from Wazee Digital, which we acquired in the third quarter of 2018.  Excluding the impact of the Wazee Digital acquisition, our aiWARE SaaS solutions net revenues increased $0.4 million, or 29%, in the first quarter of 2019 compared with the prior year period, due primarily to net revenues received from customers in the government market under pilot projects, and to higher net revenues from customers in the media and entertainment market, which were attributable primarily to an increase in the number of accounts on our aiWARE platform. These increases were offset in part by a decrease in net revenues from customers in the legal market due to a large project conducted during the first quarter of 2018 that did not recur in the first quarter of 2019.

All of the net revenues generated from aiWARE content licensing and media services in the first quarter of 2019 resulted from our acquisition of Wazee Digital, for which we had no corresponding net revenues in the first quarter of 2018.

Net revenues in our advertising business are impacted by the timing of particular advertising campaigns of our major clients, in many cases due to the seasonal nature of their advertising activities.  Net revenues from our aiWARE content licensing and media services are impacted by the timing of major sporting events throughout the year.  In our aiWARE SaaS solutions business, revenues from customers in certain markets, particularly in the legal market, are often project-based and are impacted by the timing of large projects.  As such, in general, we expect that our net revenues from these businesses and markets may fluctuate significantly from period to period.

Cost of Revenues; Gross Profit and Gross Margin

	Three Months Ended
(dollars in thousands)	March 31,
	2019	2018	$ Change	% Change
Cost of net revenue	$3,872	$564	$3,308	586.5%
Gross profit	8,253	3,824	4,429	115.8%
Gross margin	68%	87%

The decrease in gross margin in the first quarter of 2019 compared with the first quarter of 2018 reflects the overall change in the mix of our net revenues.  Our advertising revenues, which have gross margins exceeding 95%, represented 47% and 71% of our total revenues for the three months ended March 31, 2019 and 2018, respectively.  With the higher proportion of our net revenues from our aiWARE SaaS solutions and aiWARE content licensing and media services, which generally have lower gross margins than our advertising business, our overall gross margin decreased in the first quarter of 2019.  We expect this trend to continue over time as net revenues from our aiWARE SaaS solutions and aiWARE content licensing and media services continue to comprise a higher proportion of our total net revenues.  In addition, our cost of revenues for the first quarter of 2019 included $0.3 million of expense related to the amortization of intangible assets acquired in the third quarter of 2018, which reduced our gross margin by approximately 270 basis points compared with the first quarter of 2018.

Operating Expenses

	Three Months Ended
(dollars in thousands)	March 31,
	2019	2018	$ Change	% Change
Sales and marketing	$6,133	$5,748	$385	6.7%
Research and development	6,938	4,528	2,410	53.2%
General and administrative	11,690	6,778	4,912	72.5%
Total operating expenses	$24,761	$17,054	$7,707	45.2%

Sales and Marketing. The increase in sales and marketing expenses in absolute dollars for the first quarter of 2019 compared with the first quarter of 2018 was due primarily to the addition of $0.9 million of sales and marketing expenses for Wazee Digital and Performance Bridge, offset in part by spending reductions as we focused on sales and marketing activities that we believe would deliver the highest value. As a percentage of net revenues, sales and marketing expenses declined to 50.6% in the first quarter of 2019 from 131.0% in the prior year period, due to the increased operating leverage provided by our higher revenue level.

Research and Development. The increase in research and development expenses in absolute dollars in the first quarter of 2019 compared with the first quarter of 2018 was due primarily to the addition of $0.9 million of research and development expenses for Wazee Digital and Machine Box, $0.9 million in compensation expense associated with the Machine Box contingent consideration amounts, and $0.4 million in additional cash compensation expenses.  As a percentage of net revenues, research and development expenses declined to 57.2% in the first quarter of 2019 from 103.2% in prior year period, due to the increased operating leverage provided by our higher revenue level.

General and Administrative. The increase in general and administrative expenses in absolute dollars in the first quarter of 2019 compared with the first quarter of 2018 was due primarily to an increase in stock-based compensation expense of $2.2 million, attributable in large part to expense associated with the performance-based stock options granted in the second quarter of 2018, and the addition of $1.4 million of general and administrative expenses for Wazee Digital and Performance Bridge, as well as higher compensation expenses.  As a percentage of net revenues, general and administrative expenses declined to 96.4% in the first quarter of 2019 from 154.5% in the prior year period, due to the increased operating leverage provided by our higher revenue level.

We intend to continue to invest in the development of our AI capabilities and enhancement of our aiWARE SaaS solutions and services, and in our sales and marketing efforts in order to drive greater awareness of our offerings, gain new customers and grow our business.  We also expect that we will incur additional general and administrative expenses in the future to support the growth of our business.  However, we plan to manage our operating expenses prudently and to grow them at a rate less than the growth in our net revenues.  As such, we expect that our operating expenses will continue to increase in absolute dollars, but will decrease as a percentage of net revenues as we grow revenues in the future.

Other Income, Net

Other income, net in each of the first quarters of 2019 and 2018 was comprised primarily of interest income on investments in money market funds and marketable securities, which totaled $0.2 million in each period.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents and marketable securities, which totaled $50.9 million as of March 31, 2019, compared with total cash and cash equivalents and marketable securities of $51.1 million as of December 31, 2018. The decrease in the combined balance of our cash and cash equivalents and marketable securities in the three months ended March 31, 2019 was due primarily to cash used to fund our operations, offset in large part by the net proceeds of $4.2 million from sales of common stock during the quarter.

Cash Flows

A summary of cash flows from our operating, investing and financing activities is shown in the table below.

	Three Months Ended
(in thousands)	March 31,
	2019	2018
Cash used in operating activities	$(4,632)	$(13,248)
Cash provided by investing activities	2,375	4,237
Cash provided by financing activities	4,484	492
Net increase (decrease) in cash and cash equivalents	$2,227	$(8,519)

Operating Activities

Our operating activities used cash of $4.6 million in the three months ended March 31, 2019, due primarily to our net loss of $16.3 million, adjusted by $6.7 million in non-cash expenses, including $5.5 million in stock-based compensation expense, offset in part by cash received as client advances in our podcast advertising business. The cash used in operating activities reflects our business strategy, namely adding internal resources in software engineering and data science to expand the capabilities of our aiWARE platform and in sales and marketing to develop future revenues from our platform. We gauge the amount of cash utilized in these efforts using the adjusted EBITDAS metric presented below under the heading “Non-GAAP Financial Measure.” Our use of cash as measured by adjusted EBITDAS decreased to $9.3 million in the three months ended March 31, 2019 from $10.2 million in the three months ended March 31, 2018, as we leveraged the increase in net revenues to reduce our adjusted EBITDAS loss.

Our operating activities used cash of $13.2 million in the first quarter of 2018. The cash used in operating activities in the first quarter of 2018 reflects our business strategy, namely adding internal resources in software engineering and data science to expand the capabilities of our aiWARE platform and in sales and marketing to develop future revenues from our platform.

Investing Activities

Our investing activities provided cash of $2.4 million in the three months ended March 31, 2019. Net cash provided by investing activities consisted primarily of proceeds from maturing marketable securities, which were used to fund a portion of the cash used in our operating activities.

Our investing activities provided cash of $4.2 million in the three months ended March 31, 2018, due primarily to proceeds of $6.0 million from maturing marketable securities offset in part by capital expenditures of $1.7 million related to the build-out and furnishing of our leased headquarters.

Financing Activities

Our financing activities provided cash of $4.5 million in the three months ended March 31, 2019. Net cash provided by financing activities consisted of $4.2 million in net proceeds received from our sales of common stock and $0.3 million received from purchases of shares under our ESPP.

Our financing activities provided cash of $0.5 million in the three months ended March 31, 2018, due primarily to proceeds from purchases of shares under our ESPP, offset in part by payments of costs associated with our stock offering in November 2017.

Capital Resources

In June 2018, we entered into an Equity Distribution Agreement with JMP Securities LLC, as sales agent (“JMP Securities”), pursuant to which we may offer and sell, from time to time, through JMP Securities, shares of our common stock having an aggregate offering price of up to $50.0 million, of which $44.9 million remains available for sale as of the date of this filing. Subject to the terms and conditions of the Equity Distribution Agreement and satisfaction of certain conditions, JMP Securities will use commercially reasonable efforts, consistent with its normal trading and sales practices, applicable state and federal law, rules and regulations, and the rules of The Nasdaq Global Market, to sell shares of our common stock from time to time based upon our instructions, including any price, time or size limits that we specify, in any method deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act. We will pay JMP Securities a commission of 3.0% of the aggregate gross proceeds from each sale of shares.

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

As of March 31, 2019, we had no outstanding debt obligations.

We used $0.9 million in cash in April 2019 to fund the contingent payment to the former Performance Bridge stockholder, and we expect to use up to $0.3 million in cash in the next twelve months to fund the contingent payments in connection with our acquisition of Machine Box if and to the extent any of such payments are earned.

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

	Three Months Ended
(in thousands)	March 31,
	2019	2018
Reconciliation of Net Loss to Adjusted EBITDAS:
Net loss	$(16,306)	$(13,049)
Provision for income taxes	9	2
Depreciation and amortization	1,133	355
Stock-based compensation expense	4,803	2,474
Change in fair value of warrant liability	13	—
Machine Box contingent payments	917	—
Performance Bridge earn-out fair value adjustment	139	—
Adjusted EBITDAS	$(9,292)	$(10,218)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by Item 305 of Regulation S-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q due to the material weakness that was previously reported in our Annual Report on Form 10-K for the year ended December 31, 2018, related to accounting for infrequent complex transactions such as the three business combinations completed in the third quarter of 2018.  We have initiated measures to remediate such material weakness; however, it had not been remediated as of March 31, 2019.  Notwithstanding the foregoing, our management has concluded that our condensed consolidated financial statements for the periods covered by and included in this Quarterly Report are prepared in accordance with GAAP and fairly present, in all material respects, our financial position, results of operations and cash flows for each of the periods presented herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q, other than additional measures initiated to continue to remediate the material weakness disclosed above that was identified during the fourth quarter of 2018, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2018 contains a discussion of the most significant risks associated with our business. There have been no other material changes to the risks described in our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

We had no sales of unregistered equity securities during the first quarter of 2019.

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

Veritone, Inc.

May 9, 2019	By	/s/ Chad Steelberg
Chad Steelberg
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

May 9, 2019	By	/s/ Peter F. Collins
Peter F. Collins
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)