Form 10-Q
period 2019-06-30
Veritone, Inc.
filed 2019-08-08
CIK 1615165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of July 31, 2019, 22,223,453 shares of the registrant’s common stock were outstanding.

VERITONE, INC.

QUARTERLY REPORT ON FORM 10-Q

June 30, 2019

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VERITONE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share and share data)

(Unaudited)

	As of
	June 30,	December 31,
	2019	2018
ASSETS
Cash and cash equivalents	$40,275	$37,539
Marketable securities	4,998	13,565
Accounts receivable, net of allowance for doubtful accounts of $71 and $40, respectively	26,820	29,142
Expenditures billable to clients	4,806	2,695
Prepaid expenses and other current assets	3,625	3,579
Total current assets	80,524	86,520
Long-term restricted cash	1,135	1,237
Property, equipment and improvements, net	3,660	4,008
Intangible assets, net	18,823	20,480
Goodwill	5,420	5,509
Total assets	$109,562	$117,754
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$18,459	$28,714
Accrued media payments	12,414	7,416
Client advances	14,281	9,639
Accrued compensation	2,819	6,570
Other accrued liabilities	5,721	3,746
Total current liabilities	53,694	56,085
Other liabilities	1,369	1,386
Total liabilities	55,063	57,471
Commitments and contingencies (Note 8)
Stockholders' equity
Common stock, par value $0.001 per share; 75,000,000 shares authorized; 21,918,406 and 19,335,220 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	22	19
Additional paid-in capital	257,813	230,674
Accumulated deficit	(203,408)	(170,411)
Accumulated other comprehensive income	72	1
Total stockholders' equity	54,499	60,283
Total liabilities and stockholders' equity	$109,562	$117,754

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(in thousands, except per share and share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net revenues	$12,270	$4,168	$24,395	$8,556
Cost of revenues	4,562	820	8,434	1,384
Gross profit	7,708	3,348	15,961	7,172
Operating expenses:
Sales and marketing	6,448	5,142	12,581	10,890
Research and development	6,351	5,146	13,289	9,674
General and administrative	11,645	7,513	23,335	14,291
Total operating expenses	24,444	17,801	49,205	34,855
Loss from operations	(16,736)	(14,453)	(33,244)	(27,683)
Other income, net	51	133	262	316
Loss before provision for income taxes	(16,685)	(14,320)	(32,982)	(27,367)
Provision for income taxes	6	10	15	12
Net loss	$(16,691)	$(14,330)	$(32,997)	$(27,379)
Net loss per share:
Basic and diluted	$(0.80)	$(0.88)	$(1.64)	$(1.69)
Weighted average shares outstanding:
Basic and diluted	20,759,396	16,314,236	20,138,756	16,192,569
Comprehensive loss:
Net loss	(16,691)	(14,330)	(32,997)	(27,379)
Unrealized gain (loss) on marketable securities, net of income taxes	13	61	48	(2)
Foreign currency translation adjustments, net of income taxes	45	30	24	20
Total comprehensive loss	$(16,633)	$(14,239)	$(32,925)	$(27,361)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(Unaudited)

	Six Months Ended June 30, 2019
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance as of December 31, 2018	19,335,220	$19	$230,674	$(170,411)	$1	$60,283
Common stock offerings, net	1,668,663	2	12,213	—	—	12,215
Exercise of options	47,099	—	120	—	—	120
Common stock purchases under employee stock purchase plan	64,967	—	294	—	—	294
Common stock issued upon vesting of restricted stock units	35,609	—	—	—	—	—
Machine Box holdback consideration	—	—	620	—	—	620
Common stock issued for acquisitions	766,848	1	3,834	—	—	3,835
Stock-based compensation expense	—	—	10,058	—	—	10,058
Net loss	—	—	—	(32,997)	—	(32,997)
Other	—	—	—	—	71	71
Balance as of June 30, 2019	21,918,406	$22	$257,813	$(203,408)	$72	$54,499

	Three Months Ended June 30, 2019
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance as of March 31, 2019	20,197,188	$20	$244,182	$(186,717)	$14	$57,499
Common stock offerings, net	1,006,663	1	8,054	—	—	8,055
Exercise of options	27,049	—	90	—	—	90
Common stock issued upon vesting of restricted stock units	35,609	—	—	—	—	—
Machine Box holdback consideration	—	—	162	—	—	162
Common stock issued for acquisitions	651,897	1	70	—	—	71
Stock-based compensation expense	—	—	5,255	—	—	5,255
Net loss	—	—	—	(16,691)	—	(16,691)
Other	—	—	—	—	58	58
Balance as of June 30, 2019	21,918,406	$22	$257,813	$(203,408)	$72	$54,499

VERITONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(Unaudited)

	Six Months Ended June 30, 2018
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance as of December 31, 2017	16,158,883	$16	$170,728	$(109,307)	$(135)	$61,302
Common stock offerings, net	1,955,000	2	32,534	—	—	32,536
Common stock issued under employee stock plans, net	203,551	—	921	—	—	921
Stock-based compensation expense	—	—	5,125	—	—	5,125
Net loss	—	—	—	(27,379)	—	(27,379)
Other	—	—	—	—	18	18
Balance as of June 30, 2018	18,317,434	$18	$209,308	$(136,686)	$(117)	$72,523

	Three Months Ended June 30, 2018
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance as of March 31, 2018	16,254,054	$16	$173,817	$(122,479)	$(208)	$51,146
Common stock offerings, net	1,955,000	2	32,599	—	—	32,601
Common stock issued under employee stock plans, net	108,380	—	364	—	—	364
Stock-based compensation expense	—	—	2,528	—	—	2,528
Net loss	—	—	—	(14,330)	—	(14,330)
Other	—	—	—	123	91	214
Balance as of June 30, 2018	18,317,434	$18	$209,308	$(136,686)	$(117)	$72,523

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(32,997)	$(27,379)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,719	828
Costs of warrants issued	—	207
Change in fair value of warrant liability	50	15
Provision for doubtful accounts	44	22
Stock-based compensation expense	11,285	5,125
Other	(19)	—
Changes in assets and liabilities:
Accounts receivable	2,278	(3,914)
Expenditures billable to clients	(2,111)	(900)
Prepaid expenses and other current assets	413	(367)
Accounts payable	(10,255)	2,421
Accrued media payments	4,998	1,945
Client advances	4,642	1,148
Other accrued liabilities	2,364	(966)
Other liabilities	(17)	474
Net cash used in operating activities	(16,606)	(21,341)
Cash flows from investing activities:
Proceeds from sales of marketable securities	8,616	14,000
Capital expenditures	(208)	(2,899)
Intangible assets acquired	(477)	(70)
Acquisition of businesses, net of cash acquired	(883)	—
Net cash provided by investing activities	7,048	11,031
Cash flows from financing activities:
Proceeds from common stock offerings, net	11,778	32,536
Proceeds from exercise of stock options	120	—
Proceeds from issuances of stock under employee stock plans	294	921
Net cash provided by financing activities	12,192	33,457
Net increase in cash, cash equivalents and restricted cash	2,634	23,147
Cash, cash equivalents and restricted cash, beginning of period	38,776	29,545
Cash, cash equivalents and restricted cash, end of period	$41,410	$52,692

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITONE, INC.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except share and per share data and percentages)

(Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS

Description of Business

Veritone, Inc., a Delaware corporation (“Veritone”) (together with its wholly owned subsidiaries, collectively, the “Company”), is a provider of artificial intelligence (“AI”) based computing solutions. The Company has developed aiWARETM, a proprietary AI operating system that integrates and orchestrates an open ecosystem of top performing cognitive engines, together with a suite of powerful applications, to reveal valuable multivariate insights from vast amounts of unstructured and structured data and conduct cognitive workflows based on these insights.  The Company’s aiWARE platform incorporates proprietary technology to integrate and intelligently orchestrate a wide variety of cognitive engine capabilities to mimic human cognitive functions such as perception, prediction and problem solving in order to quickly, efficiently and cost effectively transform unstructured data into structured data. It stores the results in a time-correlated database, creating a rich, online, searchable index of the unstructured and structured data that users can use and analyze in near real-time through the platform’s suite of general and industry-specific applications to drive business processes and insights. aiWARE is based on an open architecture that enables new cognitive engines and applications to be added quickly and efficiently, resulting in a future proof, scalable and evolving solution that can be easily leveraged for a broad range of industries that capture or use audio, video and other unstructured data including, without limitation, the media and entertainment, legal and compliance, and government vertical markets.

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

NOTE 2. PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Preparation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial statements and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. Such unaudited condensed consolidated financial statements and accompanying notes are the representations of the Company’s management, who is responsible for their integrity and objectivity. The information included in this Form 10-Q should be read in conjunction with the information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 18, 2019. Interim results for the three and six months ended June 30, 2019 are not necessarily indicative of the results the Company will have for the full year ending December 31, 2019.

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

Liquidity and Capital Resources

During 2018 and 2017, the Company generated negative cash flows from operations of $42,227 and $31,911, respectively, and incurred net losses of $61,104 and $59,601, respectively. In the six months ended June 30, 2019, the Company generated negative cash flow from operations of $16,606 and incurred a net loss of $32,997. Also, the Company had an accumulated deficit of $203,408 as of June 30, 2019. Historically, the Company has satisfied its capital needs with the net proceeds from its sales of equity securities, its issuance of convertible debt, and the exercise of common stock warrants. In June 2018, the Company raised net proceeds of $32,780 through an underwritten offering of its common stock, and in the first six months of 2019, the Company raised net proceeds of $12,215 through sales of its common stock under an Equity Distribution Agreement dated June 1, 2018 (the “Equity Distribution Agreement”).

The Company expects to continue to generate net losses for the foreseeable future as it makes significant investments in developing and selling its products and services. Also, the Company will continue to evaluate potential acquisitions of, or investments in, companies or technologies that complement its business, which acquisitions may require the use of cash.

Management believes that the Company’s existing balances of cash, cash equivalents and marketable securities, which totaled $45,273 as of June 30, 2019, will be sufficient to meet its anticipated cash requirements for at least twelve months from the date that these financial statements are issued.  However, the Company’s does not expect that its current cash, cash equivalents and marketable securities will be sufficient to support the development of its business to the point at which the Company has positive cash flows from operations, particularly if it uses cash to finance any acquisitions or investments in the future.  The Company plans to meet its future needs for additional capital through equity and/or debt financings. Such equity financings may include sales of common stock under the Company’s Equity Distribution Agreement pursuant to which the Company may offer and sell, from time to time, shares of its common stock having an aggregate available offering price of up to $35,468. Such financing may not be available on terms favorable to the Company or at all.  If the Company is unable to obtain adequate financing or financing on terms satisfactory to it when required, the Company’s ability to continue to support its business growth, scale its infrastructure, develop product enhancements and to respond to business challenges could be significantly impaired.

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

Significant Customers

The Company’s top ten customers accounted for approximately 25.9% and 24.9% of the Company’s net revenues for the three and six months ended June 30, 2019, respectively. The Company’s top ten customers accounted for approximately 49.7% and 52.1% of the Company’s net revenues for the three and six months ended June 30, 2018, respectively. No individual customer accounted for 10% or more of the Company’s net revenues for the three and six months ended June 30, 2019.

Significant Accounting Policies

During the six months ended June 30, 2019, there have been no material changes in the Company’s significant accounting policies from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2018.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. An entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if the reporting unit had been acquired in a business combination. Instead, under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The FASB also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. The amendments in this update will be effective for the Company beginning with fiscal year 2022, including interim periods, with early adoption permitted. The adoption of the amendments in this update is not expected to have a material impact on the Company's consolidated financial statements.

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

NOTE 3. BUSINESS COMBINATIONS

Acquisition of Performance Bridge

On August 21, 2018, the Company acquired all of the outstanding capital stock of Performance Bridge by means of a merger of an indirect, wholly owned subsidiary of the Company with and into Performance Bridge, with Performance Bridge surviving the merger as an indirect, wholly owned subsidiary of the Company. The Company paid initial consideration of $5,158 and paid a total of $3,909 in additional contingent earnout amounts based on the achievement of certain revenue milestones by Performance Bridge in its 2018 fiscal year. The initial consideration was comprised of $1,220 paid in cash and the issuance of 349,072 shares of the Company’s common stock, valued at $3,938 based on the Company’s closing stock price on August 21, 2018. The initial consideration was subject to adjustment based on a final calculation of Performance Bridge’s net assets at closing, which was completed in the first quarter of 2019 and resulted in the issuance to the former stockholder of Performance Bridge of an additional 6,482 shares of common stock valued at $34 based on the closing price of the Company’s common stock on January 25, 2019, which was the date both parties agreed upon the final calculation of the adjustment. A portion of the initial consideration, consisting of $120 in cash and 34,335 shares of common stock, was deposited into a third-party escrow account at closing and will be held in such account until August 21, 2020, to secure certain indemnification and other obligations of the former stockholder of Performance Bridge. The additional earnout consideration was comprised of $883 in cash and 574,231 shares of the Company’s common stock, valued at $3,026 based on the closing price of the Company’s common stock on March 28, 2019, which were paid and issued to the former stockholder of Performance Bridge in the second quarter of 2019.

The acquisition of Performance Bridge has expanded the Company’s media agency offerings of comprehensive podcast solutions.

The following table summarizes the fair value of the purchase price consideration for the acquisition of Performance Bridge:

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

In the first quarter of 2019, the Company recorded expense of $139 in general and administrative expenses, representing the difference between the fair value of the contingent earnout consideration recorded by the Company and the final amount of contingent earnout consideration paid by the Company.

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

The following table summarizes the fair value of the purchase price consideration for the acquisition of Wazee Digital:

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

Preliminary purchase price allocation:	Amount
Cash	$975
Accounts receivable	2,396
Prepaid and other current assets	376
Property and equipment	292
Intangible assets	13,300
Accounts payable	(825)
Accrued expenses and other current liabilities	(3,516)
Accrued compensation	(850)
Other long-term liabilities	(700)
Identifiable net assets acquired	$11,448
Goodwill	1,104
Total purchase price	$12,552

The following table presents details of the acquired intangible assets of Wazee Digital:

	Estimated Useful Life (in years)	Fair Value
Developed technology	5.0	$9,100
Customer relationships	5.0	4,200
Total intangible assets		$13,300

Acquisition of Machine Box, Inc.

On September 6, 2018, the Company acquired all of the outstanding capital stock of Machine Box, Inc. (“Machine Box”) by means of a merger of a wholly owned subsidiary of the Company with and into Machine Box, with Machine Box surviving the merger as a wholly owned subsidiary of the Company. The Company paid initial consideration of $1,484, and agreed to pay up to an additional $3,000 in contingent amounts if Machine Box achieves certain technical development and integration milestones within 12 months after the closing of the acquisition, a portion of which was paid in the first six months of 2019, as discussed below. The initial consideration was comprised of $423 paid in cash and issuance of a total of 128,300 shares of the Company’s common stock, valued at $1,061 based on the Company’s closing stock price on September 6, 2018, of which $80 in cash and 26,981 shares of common stock were held back from payment and issuance by the Company until September 6, 2020, to secure certain indemnification and other obligations of the former stockholders of Machine Box. The additional contingent payments (if earned) will be comprised of 20% cash and 80% shares of the Company’s common stock.

The fair value of the contingent amount totaled $2,880 and is treated as compensation expense for post-combination services as payment of such amount is conditioned upon the continued employment of certain key employees of Machine Box in addition to the achievement of certain performance milestones by Machine Box. The preliminary fair value of the contingent amount was determined using a probability-weighted expected payment model. This expense is being recognized as research and development expense over three separate intervals tied to the specific performance milestones during the twelve months following the acquisition. The Company recorded compensation expense of $453 and $1,333 in research and development expense in connection with the additional contingent amounts in the three and six months ended June 30, 2019, respectively.

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

In June 2019, the Company determined that Machine Box had achieved the technical development and integration milestones required to be completed as of June 6, 2019 and, as a result, the former Machine Box stockholders became entitled to receive an aggregate of $200 in cash and an aggregate of 97,082 shares of the Company’s common stock, valued at $808 based on the closing price of the Company’s common stock on June 6, 2019.  The Company issued to the former Machine Box stockholders an aggregate of 77,666 shares of the Company’s common stock in June 2019, and paid to them an aggregate of $160 in cash in July 2019. The remaining $40 in cash and 19,416 shares of common stock were held back from payment and issuance by the Company until September 6, 2020, to secure certain indemnification and other obligations of the former stockholders of Machine Box. The value of the common stock that was held back was recorded to additional paid-in capital.

Machine Box is a developer of state-of-the-art machine learning technologies, which have enhanced the Company’s aiWARE platform capabilities.

The following table summarizes the fair value of the initial purchase price consideration for the acquisition of Machine Box:

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

NOTE 4. NET LOSS PER SHARE

The following table presents the computation of basic and diluted net loss per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Numerator
Net loss	$(16,691)	$(14,330)	$(32,997)	$(27,379)
Denominator
Weighted-average common shares outstanding	20,817,466	16,438,897	20,201,819	16,324,431
Less: Weighted-average shares subject to repurchase	(58,070)	(124,661)	(63,063)	(131,862)
Denominator for basic and diluted net loss per share	20,759,396	16,314,236	20,138,756	16,192,569
Basic and diluted net loss per share	$(0.80)	$(0.88)	$(1.64)	$(1.69)

Potentially dilutive securities that were not included in the calculation of diluted net loss per share because their effect would be anti-dilutive were as follows (in common equivalent shares):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Common stock options and restricted stock units	10,125,468	4,947,896	9,715,403	4,826,523
Warrants to purchase common stock	1,297,151	1,214,104	1,297,151	1,167,249
	11,422,619	6,162,000	11,012,554	5,993,772

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

The Company classifies its cash, cash equivalents and marketable securities within Level 1 or Level 2 of the fair value hierarchy on the basis of valuations using quoted market prices or alternate pricing sources and models utilizing market observable inputs, respectively. The Company’s money market funds are valued based on quoted prices for the specific securities in an active market and are therefore classified as Level 1. The Company’s government securities and corporate debt securities are valued on the basis of valuations provided by third-party pricing services, as derived from such services’ pricing models, and are therefore classified as Level 2. As of June 30, 2019, the Company has not made any adjustments to the prices obtained from its third-party pricing providers.

Cash and Cash Equivalents and Marketable Securities

The Company’s money market funds and marketable securities are categorized as Level 1 and 2, respectively, within the fair value hierarchy. The following table shows the cost, gross unrealized losses and fair value, with a breakdown by significant investment category, of the Company’s cash and cash equivalents and marketable securities as of June 30, 2019:

		Gross		Cash and
		Unrealized	Fair	Cash	Marketable
	Cost	Losses	Value	Equivalents	Securities
Cash	$16,258	$—	$16,258	$16,258	$—
Level 1:
Money market funds	24,017	—	24,017	24,017	—
Level 2:
Corporate debt securities	4,998	—	4,998	—	4,998
Total	$45,273	$—	$45,273	$40,275	$4,998

As of December 31, 2018, the Company’s cash and cash equivalents and marketable securities balances were as follows:

		Gross		Cash and
		Unrealized	Fair	Cash	Marketable
	Cost	Losses	Value	Equivalents	Securities
Cash	$13,337	$—	$13,337	$13,337	$—
Level 1:
Money market funds	24,202	—	24,202	24,202	—
Level 2:
U.S. government securities	2,500	(2)	2,498	—	2,498
Corporate debt securities	11,113	(46)	11,067	—	11,067
Subtotal	13,613	(48)	13,565	—	13,565
Total	$51,152	$(48)	$51,104	$37,539	$13,565

The Company had no marketable securities that have been in a continuous unrealized loss position for less than 12 months and for 12 months or greater as of June 30, 2019.

The following tables show information about the Company’s marketable securities that have been in a continuous unrealized loss position for less than 12 months and for 12 months or greater as of December 31, 2018:

	December 31, 2018
	Continuous Unrealized Losses
	Less than	12 Months
	12 Months	or Greater	Total
Fair value of marketable securities	$13,565	$—	$13,565
Unrealized losses	$(48)	$—	$(48)

All marketable securities held by the Company as of June 30, 2019 will mature in one year or less.

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

In April 2018, in connection with the advisory agreement between the Company and a financial advisory firm, the Company issued such firm a five-year warrant to purchase up to 20,000 shares of the Company’s common stock (“April 2018 Warrant”). The April 2018 Warrant was fully vested and exercisable upon issuance and has an exercise price of $11.73 per share. The Company recorded this stock warrant at its fair value using the Black-Scholes option-pricing model. The holder is able to redeem the warrant for a number of shares having a value equal to the in-the-money value of the warrant. The Company recorded the fair value of the warrant as a liability upon issuance, and such fair value is remeasured as of the end of each reporting period. The April 2018 Warrant was outstanding at June 30, 2019.

The following table summarizes quantitative information with respect to the significant unobservable inputs that were used to value the April 2018 Warrant:

	June 30, 2019	December 31, 2018
Volatility	70%	70%
Risk-free rate	1.76%	2.51%
Term	3.75 years	4.25 years

The following table represents a roll-forward of the fair value of the April 2018 Warrant, which was recorded within other accrued liabilities in the accompanying condensed consolidated balance sheet at June 30, 2019:

Balance, December 31, 2018	$23
Change in fair value	50
Balance, June 30, 2019	$73

Adjustments to the fair value of the April 2018 Warrant were recorded in other income, net in the Company’s consolidated statement of operations and comprehensive loss for the three and six months ended June 30, 2019.

There were no transfers between Level 1, Level 2 or Level 3 financial instruments in the six months ended June 30, 2019.

NOTE 6. GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

The following table presents the changes in the carrying amount of goodwill:

Carrying Amount
Balance as of December 31, 2018	$5,509
Performance Bridge working capital adjustment	34
Wazee Digital purchase accounting adjustment	(123)
Balance as of June 30, 2019	$5,420

Intangible Assets

Intangible assets, net consisted of the following:

		June 30, 2019			December 31, 2018
	Weighted	Gross		Net	Gross		Net
	Average Useful	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Life (in years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Acquired software and technology	1.3	$3,576	$(2,031)	$1,545	$3,576	$(1,613)	$1,963
Licensed technology	2.1	500	(125)	375	500	(42)	458
Developed technology	4.1	10,077	(1,613)	8,464	9,600	(792)	8,808
Customer relationships	4.1	9,300	(1,550)	7,750	9,300	(733)	8,567
Trademarks and trade names	1.4	100	(37)	63	100	(15)	85
Noncompete agreements	3.0	800	(174)	626	800	(201)	599
Total	3.6	$24,353	$(5,530)	$18,823	$23,876	$(3,396)	$20,480

The following table presents amortization expense associated with the Company’s finite-lived intangible assets, which is included in the consolidated statement of operations and comprehensive loss:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Cost of revenues	$535	$48	$905	$96
Sales and marketing	319	—	391	—
Research and development	256	256	512	517
General and administrative	212	3	355	5
Total	$1,322	$307	$2,163	$618

The following table presents future amortization of the Company’s finite-lived intangible assets at June 30, 2019:

2019 (6 months)	$2,697
2020	5,382
2021	4,261
2022	3,963
2023	2,520
Total	$18,823

NOTE 7. CONSOLIDATED FINANCIAL STATEMENTS DETAILS

Consolidated Balance Sheets Details

Cash, cash equivalents, and restricted cash

Cash, cash equivalents, and restricted cash consisted of the following:

	As of
	June 30,	December 31,
	2019	2018
Cash and cash equivalents	$40,275	$37,539
Long-term restricted cash	1,135	1,237
Total cash, cash equivalents and restricted cash	$41,410	$38,776

The Company’s restricted cash is held as collateral for the Company’s stand-by letter of credit and credit cards.

Accounts Receivable, Net

Accounts receivable consisted of the following:

	As of
	June 30,	December 31,
	2019	2018
Accounts receivable — Advertising	$23,167	$26,226
Accounts receivable — aiWARE SaaS Solutions	2,166	2,418
Accounts receivable — aiWARE Content Licensing and Media Services	1,558	538
	26,891	29,182
Less: allowance for doubtful accounts	(71)	(40)
Accounts receivable, net	$26,820	$29,142

The amount that the Company invoices and collects from advertising clients includes the cost of the advertisement placed for them with media vendors and the amount of the commission earned by the Company.  The average commission earned by the Company is less than 15% of the total amount invoiced and collected from the advertising clients.

Property, equipment and improvements, net

Property, equipment and improvements, net consisted of the following:

	As of
	June 30,	December 31,
	2019	2018
Property and equipment	$2,151	$2,019
Leasehold improvements	2,876	2,875
	5,027	4,894
Less: accumulated depreciation	(1,367)	(886)
Property, equipment and improvements, net	$3,660	$4,008

Depreciation expense was $263 and $555 for the three and six months ended June 30, 2019, respectively. Depreciation expense was $167 and $215 for the three and six months ended June 30, 2018, respectively.

Accounts Payable

Accounts payable consisted of the following:

	As of
	June 30,	December 31,
	2019	2018
Accounts payable — Advertising	$17,148	$27,655
Accounts payable — Other	1,311	1,059
Total	$18,459	$28,714

Accounts payable – Advertising reflects the cost of advertisements placed with media vendors on behalf of the Company’s advertising clients.

Consolidated Statement of Operations and Comprehensive Loss Details

Net Revenues

Net revenues for the periods presented were comprised of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Advertising	$5,842	$3,308	$11,556	$6,429
aiWARE SaaS Solutions	2,677	860	5,457	2,127
aiWARE Content Licensing and Media Services	3,751	—	7,382	—
Total net revenues	$12,270	$4,168	$24,395	$8,556

During the three and six months ended June 30, 2019, the Company made $52,973 and $103,755, respectively, in gross media placements, of which $48,676 and $97,744, respectively, were billed directly to clients. Of the amounts billed directly to clients, $43,125 and $86,712 represented media-related costs netted against billings during the three and six months ended June 30, 2019, respectively.

During the three and six months ended June 30, 2018, the Company made $31,451 and $60,872, respectively, in gross media placements, of which $26,322 and $51,895, respectively, were billed directly to clients. Of the amounts billed directly to clients, $23,014 and $45,464 represented media-related costs netted against billings during the three and six months ended June 30, 2018, respectively.

Other Income, Net

Other income, net for the periods presented was comprised of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Interest income, net	$160	$168	$329	$349
Change in fair value of warrant liability	(37)	(15)	(50)	(15)
Other	(72)	(20)	(17)	(18)
Other income, net	$51	$133	$262	$316

NOTE 8. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases facilities under operating lease arrangements expiring on various dates through fiscal year 2024. Certain of the Company’s leases contain standard rent escalation and renewal clauses. Under certain leases, the Company is required to pay operating expenses in addition to base rent.  Rent expense for lease payments is recognized on a straight-line basis over the lease term.

As of June 30, 2019, future minimum lease payments were as follows:

2019 (6 months)	$1,256
2020	2,414
2021	2,211
2022	1,852
2023	1,680
Thereafter	1,730
Total minimum payments	$11,143

The total rent expense for all operating leases was $735 and $1,479 for the three and six months ended June 30, 2019, respectively. The total rent expense for all operating leases was $501 and $833 for the three and six months ended June 30, 2018, respectively.

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

NOTE 9. STOCKHOLDERS’ EQUITY

Common Stock Issuances

During the first six months of 2019, the Company issued an aggregate of 1,668,663 shares of its common stock, which were sold pursuant to the Equity Distribution Agreement. The Company received net proceeds from such sales of $12,215 after deducting expenses of $428.

During the first six months of 2019, the Company issued an aggregate of 580,713 shares of common stock to the former stockholder of Performance Bridge. See Note 3 for additional information.

During the first six months of 2019, the Company issued 186,135 shares of common stock to the former stockholders of Machine Box. See Note 3 for additional information.

During the first six months of 2019, the Company issued an aggregate of 147,675 shares of its common stock in connection with the exercise of stock options and vesting of restricted stock units under its stock incentive plans and purchases under its Employee Stock Purchase Plan (the “ESPP”).

Common Stock Warrants

As of June 30, 2019 and December 31, 2018, the Company had outstanding warrants to purchase an aggregate of 1,297,151 shares of the Company’s common stock.

NOTE 10. STOCK PLANS

Stock-Based Compensation

During six months ended June 30, 2019, the Company granted options to purchase an aggregate of 555,346 shares of its common stock that are subject to time-based vesting conditions (“Time-Based Options”), and options to purchase an aggregate of 1,545,849 shares of its common stock that are subject to performance-based vesting conditions (“Performance Options”).

All Time-Based Options granted during the six months ended June 30, 2019 will vest over a period of four years. All Performance Options granted during the six months ended June 30, 2019 will become exercisable in three equal tranches based on the achievement of market price goals for the Company’s common stock of $49.15 per share, $98.31 per share and $196.62 per share, respectively. For each tranche to become exercisable, the closing price per share of the Company’s common stock must meet or exceed the applicable stock price goal for a period of 30 consecutive trading days.

The Company valued the Time-Based Options using the Black-Scholes Merton option pricing model.  The following assumptions were used to compute the grant date fair values of the Time-Based Options granted during the six months ended June 30, 2019:

Expected term (in years)	6.0 - 6.1
Expected volatility	66% - 68%
Risk-free interest rate	1.8% - 2.5%
Expected dividend yield	—

The Company valued the Performance Options using a Monte Carlo simulation model. The following assumptions were used in the Monte Carlo simulation model for computing the grant date fair values of the Performance Options granted during the six months ended June 30, 2019:

Estimated volatility	65%
Risk-free interest rate	2.7%
Dividend yield	—%
Cost of equity	14%

The fair value per share was determined for each of the three tranches of each Performance Option. The weighted average grant date fair value of the Performance Options granted during the six months ended June 30, 2019 was $2.57 per share. The total fair value of such Performance Options is $3,970 and is being recorded as stock-based compensation expense over an average derived service period of 6.4 years.

The assumptions used in calculating the fair values of purchase rights granted under the ESPP during the six months ended June 30, 2019 are set forth in the table below:

Expected term (in years)	0.5 - 2.0
Expected volatility	51% - 71%
Risk-free interest rate	1.3% - 2.5%
Expected dividend yield	—

The Company’s stock-based compensation expense recognized for the periods presented was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Stock-based compensation expense by type of award:
Restricted stock units	$299	$99	$497	$147
Restricted stock awards	96	135	256	353
Machine Box contingent common stock issuances	523	—	1,227	—
Performance-based stock options	2,020	53	3,956	53
Stock options	2,703	2,246	5,060	4,282
Employee stock purchase plan	137	118	289	290
Total	$5,778	$2,651	$11,285	$5,125

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Stock-based compensation expense by operating expense grouping:
Sales and marketing	$271	$248	$514	$568
Research and development	900	266	1,984	507
General and administrative	4,607	2,137	8,787	4,050
	$5,778	$2,651	$11,285	$5,125

Equity Award Activity

Restricted Stock Awards

The Company’s restricted stock award activity for the six months ended June 30, 2019 was as follows:

		Weighted
		Average Grant
	Shares	Date Fair Value
Unvested at December 31, 2018	72,208	$7.26
Vested	(31,245)	$6.95
Unvested at June 30, 2019	40,963	$7.50

At June 30, 2019, total unrecognized compensation cost related to restricted stock was $246, which is expected to be recognized over a weighted average period of 1.3 years.

Restricted Stock Units

The Company’s restricted stock unit activity for the six months ended June 30, 2019 was as follows:

		Weighted
		Average Grant
	Shares	Date Fair Value
Unvested at December 31, 2018	49,143	$12.57
Granted	150,211	$7.28
Forfeited	(1,000)	$8.81
Vested	(35,609)	$13.99
Unvested at June 30, 2019	162,745	$7.40

At June 30, 2019, total unrecognized compensation cost related to restricted stock units was $950, which is expected to be recognized over a weighted average period of 1.2 years.

Performance-Based Stock Options

The activity during the six months ended June 30, 2019 related to stock options that are subject to performance-based vesting conditions tied to the future achievement of stock price goals by the Company was as follows:

		Weighted-Average
			Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at December 31, 2018	3,167,325	$21.25
Granted	1,545,849	$5.74
Forfeited	(102,648)	$5.67
Outstanding at June 30, 2019	4,610,526	$16.40	9.11 years	$3,771
Exercisable at June 30, 2019	—	$—	—	$—

The weighted average grant date fair values of the performance-based stock options granted during the six months ended June 30, 2019 and 2018 were $2.57 and $9.59 per share, respectively. No performance-based stock options vested during the six months ended June 30, 2019 or

2018. At June 30, 2019, total unrecognized compensation expense related to performance-based stock options was $26,231 and is expected to be recognized over a weighted average period of 3.7 years.

Stock Options

The activity during the six months ended June 30, 2019 related to all other stock options was as follows:

		Weighted-Average
			Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at December 31, 2018	5,154,691	$13.78
Granted	555,346	$5.98
Exercised	(47,099)	$2.56
Forfeited	(183,892)	$12.45
Expired	(58,459)	$13.09
Outstanding at June 30, 2019	5,420,587	$13.13	8.08 years	$3,368
Exercisable at June 30, 2019	3,269,820	$13.94	7.65 years	$1,811

The weighted average grant date fair value of stock options granted during the six months ended June 30, 2019 and 2018 was $3.72 and $9.73 per share, respectively. The aggregate intrinsic value of the options exercised during the six months ended June 30, 2019 and 2018 was $177 and $1,698, respectively. The total grant date fair value of stock options vested during the six months ended June 30, 2019 and 2018 was $5,465 and $4,626, respectively. At June 30, 2019, total unrecognized compensation expense related to stock options was $13,924 and is expected to be recognized over a weighted average period of 2.1 years.

The aggregate intrinsic values in the tables above represents the difference between the fair market value of the Company’s common stock and the average option exercise price of in-the-money options, multiplied by the number of such options.

Employee Stock Purchase Plan

On January 31, 2019, a total of 64,967 shares of common stock were purchased under the Company’s ESPP. As of June 30, 2019, accrued employee contributions for future purchases under the ESPP totaled $277.

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

Overview

Veritone, Inc. (collectively with our subsidiaries, referred to as “Veritone,” “Company,” “we,” “our,” and “us”) is a provider of artificial intelligence (“AI”) solutions, including our proprietary AI operating system, aiWARE™. Through our acquisition of Wazee Digital, Inc. (“Wazee Digital”), we have expanded our offerings to include digital content management and licensing services. We also operate a full-service media advertising agency. Through our acquisition of S Media Limited, doing business as Performance Bridge Media (“Performance Bridge”), we have expanded our advertising offerings to include more comprehensive podcast solutions.

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

Acquisitions

Performance Bridge

On August 21, 2018, we acquired all of the outstanding capital stock of Performance Bridge by means of a merger of one of our indirect, wholly owned subsidiaries with and into Performance Bridge, with Performance Bridge surviving the merger as our indirect, wholly owned subsidiary. We paid initial consideration of $5.2 million and paid a total of $3.9 million in additional contingent earnout amounts based on the achievement of certain revenue milestones by Performance Bridge in its 2018 fiscal year. The initial consideration was comprised of $1.2 million paid in cash and the issuance of 349,072 shares of our common stock valued at $3.9 million based on our closing stock price on August 21, 2018. The initial consideration was subject to adjustment based on a final calculation of Performance Bridge’s net assets at closing, which was completed in the first quarter of 2019 and resulted in the issuance to the former stockholder of Performance Bridge of an additional 6,482 shares of common stock valued at less than $0.1 million based on the closing price of our common stock on January 25, 2019, which was the date both parties agreed upon the final calculation. A portion of the initial consideration, consisting of $0.1 million in cash and 34,335 shares of common stock, was deposited into a third-party escrow account at closing and will be held in such account until August 21, 2020, to secure certain indemnification and other obligations of the former stockholder of Performance Bridge. The additional earnout consideration was comprised of $0.9 million in cash and 574,231 shares of our common stock, valued at $3.0 million based on the closing price of our common stock on March 28, 2019, which were paid and issued to the former stockholder of Performance Bridge in the second quarter of 2019.

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

Machine Box

On September 6, 2018, we acquired all of the outstanding capital stock of Machine Box, Inc. (“Machine Box”) by means of a merger of one of our wholly owned subsidiaries with and into Machine Box, with Machine Box surviving the merger as our wholly owned subsidiary. We paid initial consideration of $1.5 million, and we agreed to pay up to an additional $3.0 million in contingent amounts if Machine Box achieves certain technical development and integration milestones within 12 months after the closing of the acquisition, a portion of which was paid in the first six months of 2019, as discussed below. The initial consideration was comprised of $0.4 million paid in cash and the issuance of a total of 128,300 shares of our common stock, valued at $1.1 million based on our closing stock price on September 6, 2018, of which $0.1 million in cash and 26,981 shares of common stock were held back from payment and issuance by us until September 6, 2020, to secure certain indemnification and other obligations of the former stockholders of Machine Box. The additional contingent payments (if earned) will be comprised of 20% cash and 80% shares of our common stock.

The fair value of the contingent amount totaled $2.9 million and is treated as compensation expense for post-combination services as payment of such amount is conditioned upon the continued employment of certain key employees of Machine Box in addition to the achievement of certain performance milestones by Machine Box. The preliminary fair value of the contingent amount was determined using a probability-weighted expected payment model. This expense is being recognized as research and development expense over three separate intervals tied to the specific performance milestones during the twelve months following the acquisition. We recorded compensation expense of $0.5 million and $1.3 million in research and development expense in connection with the additional contingent amounts in the three and six months ended June 30, 2019, respectively.

In March 2019, we determined that Machine Box had achieved the technical development and integration milestones required to be completed as of March 6, 2019 and, as a result, the former Machine Box stockholders became entitled to receive an aggregate of $0.2 million in cash and an aggregate of 135,583 shares of our common stock, valued at $0.9 million based on the closing price of our common stock on March 6, 2019.  In March 2019, we paid to the former Machine Box stockholders an aggregate of $160,000 in cash and issued to them an aggregate of 108,469 shares of our common stock. We held back $40,000 in cash and 27,114 shares of common stock from payment and issuance until September 6, 2020, to secure certain indemnification and other obligations of the former stockholders of Machine Box. The value of the common stock that was held back was recorded as additional paid-in capital.

In June 2019, we determined that Machine Box had achieved the technical development and integration milestones required to be completed as of June 6, 2019 and, as a result, the former Machine Box stockholders became entitled to receive an aggregate of $0.2 million in cash and an aggregate of 97,082 shares of our common stock, valued at $0.8 million based on the closing price of our common stock on June 6, 2019.  We issued to the former Machine Box stockholders an aggregate of 77,666 shares of our common stock in June 2019, and we paid to them an aggregate of $160,000 in cash in July 2019. We held back $40,000 in cash and 19,416 shares of common stock from payment and issuance until September 6, 2020, to secure certain indemnification and other obligations of the former stockholders of Machine Box. The value of the common stock that was held back was recorded as additional paid-in capital.

Sales of Common Stock

During the first six months of 2019, we sold an aggregate of 1,668,663 shares of our common stock pursuant to the Equity Distribution Agreement that we entered into with JMP Securities LLC in June 2018 (the “Equity Distribution Agreement”).  We received net proceeds from such sales of approximately $11.8 million, after deducting expenses of $0.4 million.  The terms of the Equity Distribution Agreement are discussed under the heading “Capital Resources” below.

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

Advertising KPI Results

The following table sets forth the results for each of the KPIs for our advertising business. For comparability, these KPI results are shown both including and excluding the results of the Performance Bridge business.  Performance Bridge’s results are included in each KPI for the three most recent full quarters, and with respect to net revenue, Performance Bridge’s results are also included for the portion of the quarter ended September 30, 2018 following the closing date of that acquisition.

	Quarter Ended
	Mar 31,	Jun 30,	Sept 30,	Dec 31,	Mar 31,	Jun 30,
	2018	2018	2018	2018	2019	2019
Including acquisition:
Net new advertising clients added during quarter	14	14	10	14	14	21
Clients with active advertising campaigns during quarter	60	74	78	115	107	108
Average advertising spend per active client during quarter (in 000's)	$490	$425	$540	$478	$486	$497
Net revenue during quarter (in 000's)	$3,121	$3,308	$4,730	$5,986	$5,714	$5,842

Excluding acquisition:
Net new advertising clients added during quarter	14	14	10	14	14	21
Clients with active advertising campaigns during quarter	60	74	78	76	71	71
Average advertising spend per active client during quarter (in 000's)	$490	$425	$540	$616	$604	$542
Net revenue during quarter (in 000's)	$3,121	$3,308	$4,296	$4,681	$4,186	$4,299

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

aiWARE SaaS Solutions KPI Results

The following table sets forth the results for each of the KPIs for our aiWARE SaaS solutions business. For comparability, these KPI results are shown both including and excluding results related to the Wazee Digital and Machine Box offerings. Results related to the Wazee Digital and Machine Box offerings are included in the following KPIs for the three most recent full quarters: (i) total number of customers, (ii) total accounts on the platform, (iii) total contract value of new bookings, (iv) monthly recurring revenue under active agreements and (v) net revenue. The results related to the Wazee Digital and Machine Box offerings are also included in net revenue for the portion of the quarter ended September 30, 2018 following the closing date of that acquisition. The other KPIs are not applicable to the Wazee Digital or Machine Box offerings.

	Quarter Ended
	Mar 31,	Jun 30,	Sept 30,	Dec 31,	Mar 31,	Jun 30,
	2018	2018	2018	2018	2019	2019
Including acquisitions:
Total customers at quarter end	70	86	93	123	129	136
Total accounts on platform at quarter end	591	625	634	840	911	941
Active cognitive engines at quarter end	184	214	252	287	343	357
Hours of data processed during quarter	2,805,000	2,729,000	2,830,000	3,566,000	4,061,000	4,015,050
Total contract value of new bookings received during quarter (in 000's)	$237	$583	$226	$1,196	$1,316	$1,362
Monthly recurring revenue under agreements in effect at quarter end (in 000's)	$169	$214	$191	$544	$494	$545
Net revenue during quarter (in 000's)	$1,267	$860	$1,406	$2,426	$2,754	$2,677

Excluding acquisitions:
Total customers at quarter end	70	86	93	97	103	107
Total accounts on platform at quarter end	591	625	634	814	885	913
Active cognitive engines at quarter end	184	214	252	287	343	357
Hours of data processed during quarter	2,805,000	2,729,000	2,830,000	3,566,000	4,061,000	4,015,050
Total contract value of new bookings received during quarter (in 000's)	$237	$583	$226	$898	$736	$765
Monthly recurring revenue under agreements in effect at quarter end (in 000's)	$169	$214	$191	$229	$235	$283
Net revenue during quarter (in 000's)	$1,267	$860	$1,077	$1,474	$1,639	$1,735

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

Results of Operations

The following table sets forth items from our condensed consolidated statement of operations and comprehensive loss for the three and six months ended June 30, 2019 and 2018, presented as a percentage of revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	37.2	19.7	34.6	16.2
Gross profit	62.8	80.3	65.4	83.8
Operating expenses:
Sales and marketing	52.6	123.4	51.6	127.3
Research and development	51.8	123.5	54.5	113.1
General and administrative	94.9	180.3	95.7	167.0
Total operating expenses	199.2	427.1	201.7	407.4
Loss from operations	(136.4)	(346.8)	(136.3)	(323.6)
Other income, net	0.4	3.2	1.1	3.7
Loss before provision for income taxes	(136.0)	(343.6)	(135.2)	(319.9)
Provision for income taxes	—	—	—	—
Net loss	(136.0)	(343.6)	(135.2)	(319.9)

Three and Six Months Ended June 30, 2019 Compared with Three and Six Months Ended June 30, 2018

Net Revenues

	Three Months Ended				Six Months Ended
(dollars in thousands)	June 30,				June 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Advertising	$5,842	$3,308	$2,534	76.6%	$11,556	$6,429	$5,127	79.7%
aiWARE SaaS Solutions	2,677	860	1,817	211.3%	5,457	2,127	3,330	157%
aiWARE Content Licensing and Media Services	3,751	—	3,751	NM	7,382	—	7,382	NM
Net revenues	$12,270	$4,168	$8,102	194.4%	$24,395	$8,556	$15,839	185%

Advertising net revenues increased in the second quarter and first six months of 2019 compared with the corresponding prior year periods, due primarily to the addition of $1.5 million and $3.1 million in net revenues generated by Performance Bridge for the three and six months ended June 30, 2019, respectively. Excluding the impact of the Performance Bridge acquisition, our advertising net revenues increased by $1.0 million, or 30%, in the second quarter of 2019 and $2.1 million, or 32%, in the first six months of 2019 compared with the corresponding prior year periods, due primarily to a combination of the addition of new clients and increased business with existing clients.

aiWARE SaaS Solutions net revenues increased in the second quarter and first six months of 2019 compared with the corresponding prior year periods due primarily to the addition of $0.9 million and $2.1 million in net revenues generated by Wazee Digital for the three and six months ended June 30, 2019, respectively. Excluding the impact of the Wazee Digital acquisition, our aiWARE SaaS solutions net revenues increased by $0.9 million, or 102%, in the second quarter of 2019 compared with the second quarter of 2018, due primarily to an increase of $0.7 million, or 83%, in net revenues in our media and entertainment market as we added new customers and expanded our services to some existing customers. Excluding the impact of the Wazee Digital acquisition, our aiWARE SaaS solutions net revenues increased by $1.2 million, or 59%, in the first six months of 2019 compared with the corresponding prior year period, due primarily to an increase of $1.1 million in net revenues from customers in our media and entertainment market and an increase of $0.5 million in net revenues from customers in our government market. These increases were offset in part by a decrease of $0.4 million in net revenues from customers in our legal market, due primarily to a large project in the 2018 period that did not recur in the current year period.

All of the net revenues generated from aiWARE content licensing and media services in the second quarter and first six months of 2019 resulted from our acquisition of Wazee Digital, for which we had no corresponding net revenues in the corresponding prior year periods.

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

Cost of Revenues; Gross Profit and Gross Margin

	Three Months Ended				Six Months Ended
(dollars in thousands)	June 30,				June 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Cost of net revenue	$4,562	$820	$3,742	456.3%	$8,434	$1,384	$7,050	509.4%
Gross profit	7,708	3,348	4,360	130.2%	15,961	7,172	8,789	122.5%
Gross margin	63%	80%			65%	84%

The decrease in gross margin in the three and six months ended June 30, 2019 compared with the corresponding prior year periods reflects the lower proportion of our total net revenues, represented by our advertising business.  Our advertising revenues represented 48% and 47% of our total net revenues for the three and six months ended June 30, 2019, respectively, compared with 79% and 75% of our total revenues for the three and six months ended June 30, 2018, respectively.  Our advertising business generally has gross margins exceeding 95%, significantly higher than the gross margins of our aiWARE SaaS solutions and aiWARE content licensing and media services businesses, and with a higher proportion of our net revenues from our aiWARE businesses, our overall gross margin decreased in the three and six months ended June 30, 2019.  We expect this trend to continue over time as net revenues from our aiWARE SaaS solutions and aiWARE content licensing and media services continue to comprise a higher proportion of our total net revenues.  In addition, our cost of revenues for the three and six months ended June 30, 2019 included $0.5 million and $0.8 million of expense, respectively, related to the amortization of intangible assets acquired in the third quarter of 2018, which reduced our gross margin by approximately 3.9% and 3.3% compared with the three and six months ended June 30, 2018, respectively.

Operating Expenses

	Three Months Ended				Six Months Ended
(dollars in thousands)	June 30,				June 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Sales and marketing	$6,448	$5,142	$1,306	25.4%	$12,581	$10,890	$1,691	15.5%
Research and development	6,351	5,146	1,205	23.4%	13,289	9,674	3,615	37.4%
General and administrative	11,645	7,513	4,132	55.0%	23,335	14,291	9,044	63.3%
Total operating expenses	$24,444	$17,801	$6,643	37.3%	$49,205	$34,855	$14,350	41.2%

Sales and Marketing. The increases in sales and marketing expenses in absolute dollars for the three and six months ended June 30, 2019 compared with the corresponding prior year periods were due primarily to the addition of $1.0 million and $1.9 million of sales and marketing expenses for Wazee Digital and Performance Bridge for the three and six months ended June 30, 2019, respectively, and to expenses of $0.4 million and $0.5 million in the three and six months ended June 30, 2019, respectively, related to amortization of customer relationships associated with those acquisitions. These increases were offset in part by spending reductions as we focused on sales and marketing efforts that we believe would deliver the highest value. As a percentage of net revenues, sales and marketing expenses declined to 52.6% and 51.6% in the three and six months ended June 30, 2019, respectively, from 123.4% and 127.3% in the corresponding prior year periods, due to the increased operating leverage provided by our higher revenue level.

Research and Development. The increase in research and development expenses in absolute dollars in the three months ended June 30, 2019 compared with the corresponding prior year period was due primarily to the addition of $0.9 million of research and development expenses for Wazee Digital and Machine Box and $0.6 million of amortization of intangibles and earn-out compensation expense associated with those acquisitions. As a percentage of net revenues, research and development expenses declined to 51.8% in the second quarter of 2019 from 123.5% in prior year period, due to the increased operating leverage provided by our higher revenue level.

The increase in research and development expenses in absolute dollars in the six months ended June 30, 2019 compared with the prior year period was due primarily to the addition of $1.7 million of research and development expenses for Wazee Digital and Machine Box, $1.1 million of amortization of intangibles and earn-out compensation expense associated with those acquisitions. As a percentage of net revenues, research and development expenses declined to 54.5% in the first six months of 2019 from 113.1% in prior year period, due to the increased operating leverage provided by our higher revenue level.

General and Administrative. The increase in general and administrative expenses in absolute dollars in the three months ended June 30, 2019 compared with the corresponding prior year period was due primarily to an increase in stock-based compensation expense of $2.4 million, related primarily to performance-based stock options and acquisition-related stock awards, and the addition of $1.3 million of general and administrative expenses for Wazee Digital and Performance Bridge.  As a percentage of net revenues, general and administrative expenses declined to 94.9% in the second quarter of 2019 from 180.3% in the prior year period, due to the increased operating leverage provided by our higher revenue level.

The increase in general and administrative expenses in the six months ended June 30, 2019 compared with the prior year period was due primarily to an increase in stock-based compensation expense of $4.6 million, related primarily to performance-based stock options and acquisition-related stock awards, and the addition of $2.8 million of general and administrative expenses for Wazee Digital and Performance Bridge. As a percentage of net revenues, general and administrative expenses declined to 95.7% in the first six months of 2019 from 167.0% in the prior year period, due to the increased operating leverage provided by our higher revenue level.

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

Other Income, Net

Other income, net, which totaled $0.1 million in each of the three month periods ended June 30, 2019 and 2018, and totaled $0.3 million in each of the six month periods ended June 30, 2019 and 2018, was comprised primarily of interest income on investments in money market funds and marketable securities.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents and marketable securities, which totaled $45.3 million as of June 30, 2019, compared with total cash and cash equivalents and marketable securities of $51.1 million as of December 31, 2018. The decrease in the combined balance of our cash and cash equivalents and marketable securities in the six months ended June 30, 2019 was due primarily to cash used to fund our operations, offset in large part by the net proceeds of $11.8 million received from sales of common stock during the first six months of 2019.

Cash Flows

A summary of cash flows from our operating, investing and financing activities is shown in the table below.

	Six Months Ended
(in thousands)	June 30,
	2019	2018
Cash used in operating activities	$(16,606)	$(21,341)
Cash provided by investing activities	7,048	11,031
Cash provided by financing activities	12,192	33,457
Net increase in cash and cash equivalents	$2,634	$23,147

Operating Activities

Our operating activities used cash of $16.6 million in the six months ended June 30, 2019, due primarily to our net loss of $33.0 million, adjusted by $14.0 million in non-cash expenses, including $11.3 million in stock-based compensation expense. The cash used in operating activities reflects our business strategy of investing in the development of our AI capabilities and enhancement of our aiWARE SaaS solutions and services to grow our business and future revenues. We gauge the amount of cash utilized in these efforts using the adjusted EBITDAS metric presented below under the heading “Non-GAAP Financial Measure.” Our use of cash as measured by adjusted EBITDAS decreased to $18.5 million in the six months ended June 30, 2019 from $21.2 million in the six months ended June 30, 2018, as we leveraged the increase in net revenues, offset by the operating costs associated with the businesses we acquired in the third quarter of 2018, to reduce our adjusted EBITDAS loss.

Our operating activities used cash of $21.3 million in the six months ended June 30, 2018. The cash used in operating activities in the first six months of 2018 reflected our business strategy, namely adding internal resources in software engineering and data science to expand the capabilities of our aiWARE platform and in sales and marketing to develop future revenues from our platform.

Investing Activities

Our investing activities provided cash of $7.0 million in the six months ended June 30, 2019. Net cash provided by investing activities consisted primarily of proceeds from maturing marketable securities, which were used to fund a portion of the cash used in our operating activities, offset in part by $0.9 million of cash paid to the former stockholder of Performance Bridge as additional earnout consideration and $0.5 million of cash to acquire software that we expect will enhance aiWARE.

Our investing activities provided cash of $11.0 million in the six months ended June 30, 2018, due primarily to proceeds of $14.0 million from maturing marketable securities offset in part by capital expenditures of $2.9 million related to the build-out and furnishing of our leased headquarters.

Financing Activities

Our financing activities provided cash of $12.2 million in the six months ended June 30, 2019. Net cash provided by financing activities consisted of $11.8 million in net proceeds received from our sales of common stock and $0.4 million received from the exercise of stock options and purchases of shares under our ESPP.

Our financing activities provided cash of $33.5 million in the six months ended June 30, 2018, due primarily to $32.9 million in net proceeds received from our common stock offering in June 2018 and $0.9 million received from the exercise of stock options and purchases of shares under our ESPP.

Capital Resources

In June 2018, we entered into an Equity Distribution Agreement with JMP Securities LLC, as sales agent (“JMP Securities”), pursuant to which we may offer and sell, from time to time, through JMP Securities, shares of our common stock having an aggregate offering price of up to $50.0 million, of which $35.5 million remains available for sale as of the date of this filing. Subject to the terms and conditions of the Equity Distribution Agreement and satisfaction of certain conditions, JMP Securities will use commercially reasonable efforts, consistent with its normal trading and sales practices, applicable state and federal law, rules and regulations, and the rules of The Nasdaq Global Market, to sell shares of our common stock from time to time based upon our instructions, including any price, time or size limits that we specify, in any method deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act. We will pay JMP Securities a commission of 3.0% of the aggregate gross proceeds from each sale of shares.

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

As of June 30, 2019, we had no outstanding debt obligations.

We used $0.2 million in cash in July 2019 to fund the second contingent payment, and we expect to use an additional $0.2 million in cash in the third quarter of 2019 to fund the final contingent payment, in connection with our acquisition of Machine Box.

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

	Three Months Ended		Six Months Ended
(in thousands)	June 30,		June 30,
	2019	2018	2019	2018
Reconciliation of Net Loss to Adjusted EBITDAS:
Net loss	$(16,691)	$(14,330)	$(32,997)	$(27,379)
Provision for income taxes	6	10	15	12
Depreciation and amortization	1,586	473	2,719	828
Stock-based compensation expense	5,255	2,651	10,058	5,125
Issuance of warrants	—	207	—	207
Change in fair value of warrant liability	37	15	50	15
Machine Box contingent payments	530	—	1,447	—
Machine Box earn-out fair value adjustment	70	—	70	—
Performance Bridge earn-out fair value adjustment	—	—	139	—
Adjusted EBITDAS	$(9,207)	$(10,974)	$(18,499)	$(21,192)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by Item 305 of Regulation S-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q due to the material weakness that was previously reported in our Annual Report on Form 10-K for the year ended December 31, 2018, related to accounting for infrequent complex transactions such as the three business combinations completed in the third quarter of 2018.  We have initiated measures to remediate such material weakness; however, it had not been remediated as of June 30, 2019.  Notwithstanding the foregoing, our management has concluded that our condensed consolidated financial statements for the periods covered by and included in this Quarterly Report are prepared in accordance with GAAP and fairly present, in all material respects, our financial position, results of operations and cash flows for each of the periods presented herein.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

On January 24, 2019, we issued a total of 6,482 shares of our common stock to the former stockholder of Performance Bridge as additional consideration based on a final calculation of Performance Bridge’s net assets at closing.

On March 6, 2019, we issued a total of 108,469 shares of our common stock as additional contingent consideration to the former stockholders of Machine Box.

On May 28, 2019, we issued a total of 574,231 shares of our common stock as additional earnout consideration to the former stockholder of Performance Bridge.

On June 6, 2019, we issued a total of 77,666 shares of our common stock as additional contingent consideration to the former stockholders of Machine Box.

No underwriters were involved in the foregoing issuances of securities.  The securities were issued in reliance upon the exemption from the registration requirements of the Securities Act, as set forth in Section 4(a)(2) of the Securities Act.

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

Veritone, Inc.

August 8, 2019	By	/s/ Chad Steelberg
Chad Steelberg
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

August 8, 2019	By	/s/ Peter F. Collins
Peter F. Collins
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)