Form 10-Q
period 2019-09-30
Veritone, Inc.
filed 2019-11-08
CIK 1615165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of October 31, 2019, 24,608,799 shares of the registrant’s common stock were outstanding.

VERITONE, INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2019

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VERITONE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share and share data)

(Unaudited)

	As of
	September 30,	December 31,
	2019	2018
ASSETS
Cash and cash equivalents	$49,188	$37,539
Marketable securities	-	13,565
Accounts receivable, net of allowance for doubtful accounts of $42 and $40, respectively	28,932	29,142
Expenditures billable to clients	6,167	2,695
Prepaid expenses and other current assets	4,752	3,579
Total current assets	89,039	86,520
Long-term restricted cash	1,156	1,237
Property, equipment and improvements, net	3,464	4,008
Intangible assets, net	17,474	20,480
Goodwill	7,241	5,509
Total assets	$118,374	$117,754
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$23,432	$28,714
Accrued media payments	10,605	7,416
Client advances	24,696	9,639
Accrued compensation	2,330	6,570
Other accrued liabilities	5,096	3,746
Total current liabilities	66,159	56,085
Other liabilities	1,417	1,386
Total liabilities	67,576	57,471
Commitments and contingencies (Note 8)
Stockholders' equity
Common stock, par value $0.001 per share; 75,000,000 shares authorized; 23,235,199 and 19,335,220 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	23	19
Additional paid-in capital	268,339	230,674
Accumulated deficit	(217,605)	(170,411)
Accumulated other comprehensive income	41	1
Total stockholders' equity	50,798	60,283
Total liabilities and stockholders' equity	$118,374	$117,754

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(in thousands, except per share and share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net revenues	$12,805	$7,545	$37,200	$16,101
Cost of revenues	4,757	1,570	13,191	2,953
Gross profit	8,048	5,975	24,009	13,148
Operating expenses:
Sales and marketing	6,609	4,586	19,190	15,476
Research and development	5,730	5,218	19,019	14,892
General and administrative	11,905	12,436	35,239	26,727
Total operating expenses	24,244	22,240	73,448	57,095
Loss from operations	(16,196)	(16,265)	(49,439)	(43,947)
Other income, net	184	329	446	645
Loss before provision (benefit) for income taxes	(16,012)	(15,936)	(48,993)	(43,302)
Provision (benefit) for income taxes	(1,815)	5	(1,799)	17
Net loss	$(14,197)	$(15,941)	$(47,194)	$(43,319)
Net loss per share:
Basic and diluted	$(0.64)	$(0.86)	$(2.26)	$(2.55)
Weighted average shares outstanding:
Basic and diluted	22,345,122	18,611,829	20,882,293	17,007,850
Comprehensive loss:
Net loss	(14,197)	(15,941)	(47,194)	(43,319)
Unrealized gain on marketable securities, net of income taxes	-	56	48	54
Foreign currency translation adjustments, net of income taxes	(24)	4	-	24
Total comprehensive loss	$(14,221)	$(15,881)	$(47,146)	$(43,241)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(Unaudited)

	Three Months Ended September 30, 2019
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance as of June 30, 2019	21,918,406	$22	$257,813	$(203,408)	$72	$54,499
Common stock offerings, net	1,103,937	1	5,315	—	—	5,316
Common stock issued under employee stock plans, net	83,304	—	308	—	—	308
Machine Box holdback consideration	—	—	140	—	—	140
Common stock issued for acquisitions	129,552	—	27	—	—	27
Stock-based compensation expense	—	—	4,736	—	—	4,736
Net loss	—	—	—	(14,197)	—	(14,197)
Other	—	—	—	—	(31)	(31)
Balance as of September 30, 2019	23,235,199	$23	$268,339	$(217,605)	$41	$50,798

	Nine Months Ended September 30, 2019
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance as of December 31, 2018	19,335,220	$19	$230,674	$(170,411)	$1	$60,283
Common stock offerings, net	2,772,600	3	17,528	—	—	17,531
Common stock issued under employee stock plans, net	230,979	—	722	—	—	722
Machine Box holdback consideration	—	—	760	—	—	760
Common stock issued for acquisitions	896,400	1	3,861	—	—	3,862
Stock-based compensation expense	—	—	14,794	—	—	14,794
Net loss	—	—	—	(47,194)	—	(47,194)
Other	—	—	—	—	40	40
Balance as of September 30, 2019	23,235,199	$23	$268,339	$(217,605)	$41	$50,798

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)

(in thousands, except share amounts)

(Unaudited)

	Three Months Ended September 30, 2018
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance as of June 30, 2018	18,317,434	$18	$209,308	$(136,685)	$(117)	$72,524
Common stock offerings, net	—	—	246	—	—	246
Common stock issued under employee stock plans, net	69,277	—	645	—	—	645
Common stock issued for acquisitions	941,548	1	11,854	—	—	11,855
Stock-based compensation expense	—	—	4,838	—	—	4,838
Net loss	—	—	—	(15,941)	—	(15,941)
Other	—	—	—	—	60	60
Balance as of September 30, 2018	19,328,259	$19	$226,891	$(152,626)	$(57)	$74,227

	Nine Months Ended September 30, 2018
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance as of December 31, 2017	16,158,883	$16	$170,728	$(109,307)	$(135)	$61,302
Common stock offerings, net	1,955,000	2	32,780	—	—	32,782
Common stock issued under employee stock plans, net	272,828	—	1,566	—	—	1,566
Common stock issued for acquisitions	941,548	1	11,854	—	—	11,855
Stock-based compensation expense	—	—	9,963	—	—	9,963
Net loss	—	—	—	(43,319)		(43,319)
Other	—	—	—	—	78	78
Balance as of September 30, 2018	19,328,259	$19	$226,891	$(152,626)	$(57)	$74,227

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(47,194)	$(43,319)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,337	1,383
Deferred income taxes, net	(1,821)	—
Costs of warrants issued	—	207
Change in fair value of warrant liability	(7)	(93)
Provision for doubtful accounts	54	25
Stock-based compensation expense	16,049	9,963
Other	(19)	—
Changes in assets and liabilities:
Accounts receivable	156	(8,327)
Expenditures billable to clients	(3,472)	(4,120)
Prepaid expenses and other current assets	(953)	(422)
Accounts payable	(5,282)	6,040
Accrued media payments	3,189	8,126
Client advances	15,057	5,004
Other accrued liabilities	1,447	(271)
Other liabilities	31	837
Net cash used in operating activities	(18,428)	(24,967)
Cash flows from investing activities:
Proceeds from sales of marketable securities	13,614	21,000
Capital expenditures	(282)	(3,543)
Intangible assets acquired	(477)	(629)
Acquisition of businesses, net of cash acquired	(883)	(9,627)
Net cash provided by investing activities	11,972	7,201
Cash flows from financing activities:
Proceeds from common stock offerings, net	17,302	32,782
Proceeds from exercise of stock options	120	—
Proceeds from issuances of stock under employee stock plans	602	1,566
Net cash provided by financing activities	18,024	34,348
Net increase in cash, cash equivalents and restricted cash	11,568	16,582
Cash, cash equivalents and restricted cash, beginning of period	38,776	29,545
Cash, cash equivalents and restricted cash, end of period	$50,344	$46,127

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

NOTE 2. PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Preparation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial statements and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. Such unaudited condensed consolidated financial statements and accompanying notes are the representations of the Company’s management, who is responsible for their integrity and objectivity. The information included in this Form 10-Q should be read in conjunction with the information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 18, 2019. Interim results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results the Company will have for the full year ending December 31, 2019.

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

Liquidity and Capital Resources

During 2018 and 2017, the Company generated negative cash flows from operations of $42,227 and $31,911, respectively, and incurred net losses of $61,104 and $59,601, respectively. In the nine months ended September 30, 2019, the Company generated negative cash flow from operations of $18,428 and incurred a net loss of $47,194. Also, the Company had an accumulated deficit of $217,605 as of September 30, 2019. Historically, the Company has satisfied its capital needs with the net proceeds from its sales of equity securities, its issuances of convertible debt, and the exercise of common stock warrants. In June 2018, the Company raised net proceeds of $32,780 through an underwritten offering of its common stock, and in the first nine months of 2019, the Company raised net proceeds of $17,531 through sales of its common stock under an Equity Distribution Agreement dated June 1, 2018 (the “Equity Distribution Agreement”).

The Company expects to continue to generate net losses for the foreseeable future as it makes significant investments in developing and selling its products and services. Also, the Company will continue to evaluate potential acquisitions of, or investments in, companies or technologies that complement its business, which acquisitions may require the use of cash.

Management believes that the Company’s existing balances of cash and cash equivalents, which totaled $49,188 as of September 30, 2019, will be sufficient to meet its anticipated cash requirements for at least twelve months from the date that these financial statements are issued.  However, the Company’s does not expect that its current cash and cash equivalents will be sufficient to support the development of its business to the point at which the Company has positive cash flows from operations, particularly if it uses cash to finance any acquisitions or investments in the future.  The Company plans to meet its future needs for additional capital through equity and/or debt financings. Such equity financings may include sales of common stock under the Company’s Equity Distribution Agreement pursuant to which the Company may offer and sell, from time to time, shares of its common stock having an aggregate available offering price of up to $27,679. Such financing may not be available on terms favorable to the Company or at all.  If the Company is unable to obtain adequate financing or financing on terms satisfactory to it when required, the Company’s ability to continue to support its business growth, scale its infrastructure, develop product enhancements and to respond to business challenges could be significantly impaired.

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

Significant Customers

The Company’s top ten customers accounted for approximately 30.1% and 23.4% of the Company’s net revenues for the three and nine months ended September 30, 2019, respectively. The Company’s top ten customers accounted for approximately 44.3% and 44.1% of the Company’s net revenues for the three and nine months ended September 30, 2018, respectively. No individual customer accounted for 10% or more of the Company’s net revenues for the three and nine months ended September 30, 2019 and the three and nine months ended September 30, 2018.

Significant Accounting Policies

During the nine months ended September 30, 2019, the Company’s significant accounting policies remained unchanged from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2018.

Revenue Recognition

The Company licenses content in exchange for advertising trade credits. Such credits can be redeemed by the Company for the purpose of radio or television advertising time and other advertising space. The Company records these transactions based on the value of the content that is licensed.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. An entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if the reporting unit had been acquired in a business combination. Instead, under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The

FASB also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. The Company adopted the amendments in this update early, as permitted by the update, beginning in the third quarter of 2019. The adoption of the amendments did not have a material impact on the Company's consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which provides expanded guidance to simplify the accounting for stock-based compensation by aligning the treatment of stock-based awards for nonemployees with that of stock-based awards for employees. The Company adopted this standard early, as permitted by this update, beginning in the third quarter of 2019. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”) and has subsequently issued several additional standards related to ASU 2014-09 (collectively, the “new revenue standard”), which amend the existing accounting standards for revenue recognition. The new revenue standard is based on principles that govern the recognition of revenue at an amount that the entity expects to be entitled to receive when products are transferred to customers. The new revenue standard may be applied retrospectively to each prior period presented, or retrospectively with the cumulative effect recognized as of the date of adoption.  As an emerging growth company, the Company is not required to accelerate the application of the new revenue standard to interim periods.  The Company will adopt the new revenue standard in the fourth quarter of 2019 effective for its fiscal year ending December 31, 2019.

In adopting the new revenue standard, the Company will use the modified retrospective method with an adjustment to accumulated deficit for the cumulative effect of adoption.  The Company has performed an assessment to determine the impact of the new revenue standard on its accounting policies and consolidated financial statements.  This assessment process has consisted of reviewing the Company’s current accounting policies and practices to identify potential differences that would result from applying the requirements of the new revenue standard to the Company’s contracts with customers.  The Company has evaluated its business to identify different revenue streams and reviewed individual customer contracts related to each of the identified revenue streams.  For advertising arrangements, the Company generally does not expect any changes in its recognition of revenue as the performance obligations are completed by the end of each reporting period.  For the Company’s aiWARE SaaS revenue arrangements, the Company expects changes in the timing of revenue recognition for only certain variable consideration arrangements.  For the majority of the Company’s content licensing revenue arrangements, the Company does not expect any changes in its recognition of revenue as the performance obligations are satisfied as soon as the licensed content is made available for download and use by the customer.  The Company is continuing to evaluate content licensing arrangements in which a customer pays a fixed fee to license a specific amount of content over a specified period of time to determine the impact of the new revenue standard on these arrangements.  The Company is completing its implementation of the new revenue standard and continuing to evaluate the impact of the new revenue standard on its consolidated financial statements.

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

The Company’s allocation of the purchase price as of the August 21, 2018 closing date under the acquisition method of accounting was preliminary until the Company had the information required to make a determination of deferred taxes.  In the third quarter of 2019, the Company updated the purchase price allocation based on its determination of the value of the deferred tax liability. The purchase price allocation is based upon an estimate of the fair value of the assets acquired and the liabilities assumed by the Company in the acquisition.  The preliminary and final purchase price allocations are presented in the table below:

Purchase price allocation:	Preliminary	Final
Cash	$2,283	$2,283
Accounts receivable	3,551	3,551
Prepaid and other current assets	23	23
Property and equipment	43	43
Intangible assets	5,800	5,800
Accounts payable	(1,402)	(1,402)
Accrued expenses and other current liabilities	(4,337)	(4,337)
Accrued compensation	(42)	(42)
Deferred tax liability	-	(1,575)
Identifiable net assets acquired	$5,919	$4,344
Goodwill	3,043	4,618
Total purchase price	$8,962	$8,962

The following table presents details of the acquired intangible assets of Performance Bridge:

	Estimated Useful Life (in years)	Fair Value
Customer relationships	5.0	$5,100
Noncompete agreement	4.0	700
Total intangible assets		$5,800

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

The allocation of the purchase price as of the August 31, 2018 closing date under the acquisition method of accounting is presented in the table below. The purchase price allocation is based upon an estimate of the fair value of the assets acquired and the liabilities assumed by the Company in the acquisition:

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

Acquisition of Machine Box, Inc.

On September 6, 2018, the Company acquired all of the outstanding capital stock of Machine Box, Inc. (“Machine Box”) by means of a merger of a wholly owned subsidiary of the Company with and into Machine Box, with Machine Box surviving the merger as a wholly owned subsidiary of the Company. The Company paid initial consideration of $1,484, and paid a total of $2,989 in additional contingent amounts based on Machine Box’s achievement of certain technical development and integration milestones within the 12 months after the closing of the acquisition, as further discussed below. The initial consideration was comprised of $423 paid in cash and issuance of a total of 128,300 shares of the Company’s common stock, valued at $1,061 based on the Company’s closing stock price on September 6, 2018, of which $80 in cash and 26,981 shares of common stock were held back from payment and issuance by the Company until September 6, 2020, to secure certain indemnification and other obligations of the former stockholders of Machine Box.

The fair value of the contingent amount, as determined as of the acquisition date, totaled $2,880, which amount has been treated as compensation expense for post-combination services as payment of such amount was conditioned upon the continued employment of certain key employees of Machine Box in addition to the achievement of certain performance milestones by Machine Box. The fair value of the contingent amount was determined using a probability-weighted expected payment model. This expense was recognized as research and development expense over three separate intervals tied to the specific performance milestones during the twelve months following the acquisition. The Company recorded compensation expense of $160 and $1,493 in research and development expense in connection with the additional contingent amounts in the three and nine months ended September 30, 2019, respectively.

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

In June 2019, the Company determined that Machine Box had achieved the technical development and integration milestones required to be completed as of June 6, 2019 and, as a result, the former Machine Box stockholders became entitled to receive an aggregate of $200 in cash and an aggregate of 97,082 shares of the Company’s common stock, valued at $808 based on the closing price of the Company’s common stock on June 6, 2019.  The Company issued to the former Machine Box stockholders an aggregate of 77,666 shares of the Company’s common stock in June 2019 and paid to them an aggregate of $160 in cash in July 2019. The remaining $40 in cash and 19,416 shares of common stock were held back from payment and issuance by the Company until September 6, 2020, to secure certain indemnification and other obligations of the former stockholders of Machine Box. The value of the common stock that was held back was recorded to additional paid-in capital.

In September 2019, the Company determined that Machine Box had achieved the technical development and integration milestones required to be completed as of September 6, 2019 and, as a result, the former Machine Box stockholders became entitled to receive an aggregate of $200 in cash and an aggregate of 161,939 shares of the Company’s common stock, valued at $701 based on the closing price of the Company’s common stock on September 6, 2019. In September 2019, the Company paid to the former Machine Box stockholders an aggregate of $160 in cash and issued to them an aggregate of 129,552 shares of the Company’s common stock. The remaining $40 in cash and 32,387 shares of common stock were held back from payment and issuance by the Company until September 6, 2020 to secure certain indemnification and other obligations of the former stockholders of Machine Box. The value of the common stock that was held back was recorded to additional paid-in capital.

Machine Box is a developer of state-of-the-art machine learning technologies, which have enhanced the Company’s aiWARE platform capabilities.

The following table summarizes the fair value of the initial purchase price consideration for the acquisition of Machine Box:

Acquisition consideration	Amount
Cash consideration at closing	$423
Equity consideration at closing	1,061
Total	$1,484

The Company’s allocation of the purchase price as of the September 6, 2018 closing date under the acquisition method of accounting was preliminary until the Company had the information required to make a determination of deferred taxes. In the third quarter of 2019, the Company updated the purchase price allocation based on the determination of the value of the deferred tax liability. The purchase price allocation is based upon an estimate of the fair value of the assets acquired and the liabilities assumed by the Company in the acquisition.  The preliminary and final purchase price allocations are presented in the table below:

Purchase price allocation:	Preliminary	Final
Cash	$25	$25
Intangible assets	700	700
Accrued expenses	(375)	(375)
Deferred tax liability	-	(246)
Identifiable net assets acquired	$350	$104
Goodwill	1,134	1,380
Total purchase price	$1,484	$1,484

The following table presents details of the acquired intangible assets of Machine Box:

	Estimated Useful Life (in years)	Fair Value
Developed technology	5.0	$500
Trademarks and tradenames	2.3	100
Noncompete agreement	3.0	100
Total intangible assets		$700

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

NOTE 4. NET LOSS PER SHARE

The following table presents the computation of basic and diluted net loss per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Numerator
Net loss	$(14,197)	$(15,941)	$(47,194)	$(43,319)
Denominator
Weighted-average common shares outstanding	22,382,973	18,710,064	20,936,860	17,128,380
Less: Weighted-average shares subject to repurchase	(37,851)	(98,235)	(54,567)	(120,530)
Denominator for basic and diluted net loss per share	22,345,122	18,611,829	20,882,293	17,007,850
Basic and diluted net loss per share	$(0.64)	$(0.86)	$(2.26)	$(2.55)

Potentially dilutive securities that were not included in the calculation of diluted net loss per share because their effect would be anti-dilutive were as follows (in common equivalent shares):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Common stock options and restricted stock units	10,079,101	8,123,145	9,837,968	6,575,578
Warrants to purchase common stock	1,297,151	1,297,151	1,297,151	1,211,025
	11,376,252	9,420,296	11,135,119	7,786,603

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

The Company classifies its cash, cash equivalents and marketable securities within Level 1 or Level 2 of the fair value hierarchy on the basis of valuations using quoted market prices or alternate pricing sources and models utilizing market observable inputs, respectively. The Company’s money market funds are valued based on quoted prices for the specific securities in an active market and are therefore classified as Level 1. The Company’s government securities and corporate debt securities are valued on the basis of valuations provided by third-party pricing services, as derived from such services’ pricing models, and are therefore classified as Level 2. As of September 30, 2019, the Company has not made any adjustments to the prices obtained from its third-party pricing providers.

Cash and Cash Equivalents and Marketable Securities

The Company’s money market funds and marketable securities are categorized as Level 1 and 2, respectively, within the fair value hierarchy.  The Company did not have any marketable securities as of September 30, 2019. The following table shows the cost, gross unrealized losses and fair value, with a breakdown by significant investment category, of the Company’s cash and cash equivalents as of September 30, 2019:

		Gross		Cash and
		Unrealized	Fair	Cash
	Cost	Losses	Value	Equivalents
Cash	$24,973	$—	$24,973	$24,973
Level 1:
Money market funds	$24,215	—	24,215	24,215
Total	$49,188	$-	$49,188	$49,188

As of December 31, 2018, the Company’s cash and cash equivalents and marketable securities balances were as follows:

		Gross		Cash and
		Unrealized	Fair	Cash	Marketable
	Cost	Losses	Value	Equivalents	Securities
Cash	$13,337	$—	$13,337	$13,337	$—
Level 1:
Money market funds	24,202	—	24,202	24,202	—
Level 2:
U.S. government securities	2,500	(2)	2,498	—	2,498
Corporate debt securities	11,113	(46)	11,067	—	11,067
Subtotal	13,613	(48)	13,565	—	13,565
Total	$51,152	$(48)	$51,104	$37,539	$13,565

The following tables show information about the Company’s marketable securities that had been in a continuous unrealized loss position for less than 12 months and for 12 months or greater as of December 31, 2018:

	December 31, 2018
	Continuous Unrealized Losses
	Less than	12 Months
	12 Months	or Greater	Total
Fair value of marketable securities	$13,565	$—	$13,565
Unrealized losses	$(48)	$—	$(48)

The Company may sell certain of its marketable securities prior to their stated maturities for strategic reasons including, but not limited to, anticipation of credit deterioration and duration management. The Company typically invests in highly rated securities, and its investment policy generally limits the amounts that may be invested with any one issuer. The policy generally requires investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the securities portfolio.

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

In April 2018, in connection with the advisory agreement between the Company and a financial advisory firm, the Company issued such firm a five-year warrant to purchase up to 20,000 shares of the Company’s common stock (“April 2018 Warrant”). The April 2018 Warrant was fully vested and exercisable upon issuance and has an exercise price of $11.73 per share. The Company recorded this stock warrant at its fair value using the Black-Scholes option-pricing model. The holder is able to redeem the warrant for a number of shares having a value equal to the in-the-money value of the warrant. The Company recorded the fair value of the warrant as a liability upon issuance, and such fair value is remeasured as of the end of each reporting period. The April 2018 Warrant was outstanding at September 30, 2019.

The following table summarizes quantitative information with respect to the significant unobservable inputs that were used to value the April 2018 Warrant:

	September 30, 2019	December 31, 2018
Volatility	70%	70%
Risk-free rate	1.55%	2.51%
Term	3.50 years	4.25 years

The following table represents a roll-forward of the fair value of the April 2018 Warrant, which was recorded within other accrued liabilities in the accompanying condensed consolidated balance sheet at June 30, 2019:

Balance, December 31, 2018	$23
Change in fair value	(7)
Balance, September 30, 2019	$16

Adjustments to the fair value of the April 2018 Warrant were recorded in other income, net in the Company’s consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2019.

There were no transfers between Level 1, Level 2 or Level 3 financial instruments in the nine months ended September 30, 2019.

NOTE 6. GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

The following table presents the changes in the carrying amount of goodwill:

Carrying Amount
Balance as of December 31, 2018	$5,509
Performance Bridge working capital adjustment	34
Performance Bridge purchase price allocation adjustment	1,575
Machine Box purchase price allocation adjustment	246
Wazee Digital purchase price allocation adjustment	(123)
Balance as of September 30, 2019	$7,241

Intangible Assets

Intangible assets, net consisted of the following:

	September 30, 2019				December 31, 2018
	Weighted Average	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Life (in years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Acquired software and technology	1.2	$4,053	$(2,290)	$1,763	$3,576	$(1,613)	$1,963
Licensed technology	1.9	500	(167)	333	500	(42)	458
Developed technology	3.9	9,600	(2,133)	7,467	9,600	(792)	8,808
Customer relationships	3.9	9,300	(2,015)	7,285	9,300	(733)	8,567
Trademarks and trade names	1.2	100	(48)	52	100	(15)	85
Noncompete agreements	2.8	800	(226)	574	800	(201)	599
Total	3.6	$24,353	$(6,879)	$17,474	$23,876	$(3,396)	$20,480

The following table presents amortization expense associated with the Company’s finite-lived intangible assets, which is included in the consolidated statement of operations and comprehensive loss:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Cost of revenues	$561	$32	$1,466	$96
Sales and marketing	528	18	1,269	18
Research and development	257	256	769	776
General and administrative	6	3	11	8
Total	$1,352	$309	$3,515	$898

The following table presents future amortization of the Company’s finite-lived intangible assets at September 30, 2019:

2019 (3 months)	$1,348
2020	5,382
2021	4,261
2022	3,963
2023	2,520
Total	$17,474

NOTE 7. CONSOLIDATED FINANCIAL STATEMENTS DETAILS

Consolidated Balance Sheets Details

Cash, cash equivalents, and restricted cash

Cash, cash equivalents, and restricted cash consisted of the following:

	As of
	September 30,	December 31,
	2019	2018
Cash and cash equivalents	$49,188	$37,539
Long-term restricted cash	1,156	1,237
Total cash, cash equivalents and restricted cash	$50,344	$38,776

The Company’s restricted cash is held as collateral for the Company’s stand-by letter of credit and credit cards.

Accounts Receivable, Net

Accounts receivable consisted of the following:

	As of
	September 30,	December 31,
	2019	2018
Accounts receivable — Advertising	$25,777	$26,226
Accounts receivable — aiWARE SaaS Solutions	2,721	2,418
Accounts receivable — aiWARE Content Licensing and Media Services	476	538
	28,974	29,182
Less: allowance for doubtful accounts	(42)	(40)
Accounts receivable, net	$28,932	$29,142

The amount that the Company invoices and collects from advertising clients includes the cost of the advertisement placed for them with media vendors and the amount of the commission earned by the Company.  The average commission earned by the Company is less than 15% of the total amount invoiced and collected from the advertising clients.

Property, equipment and improvements, net

Property, equipment and improvements, net consisted of the following:

	As of
	September 30,	December 31,
	2019	2018
Property and equipment	$2,232	$2,019
Leasehold improvements	2,876	2,875
	5,108	4,894
Less: accumulated depreciation	(1,644)	(886)
Property, equipment and improvements, net	$3,464	$4,008

Depreciation expense was $271 and $822 for the three and nine months ended September 30, 2019, respectively. Depreciation expense was $236 and $451 for the three and nine months ended September 30, 2018, respectively.

Accounts Payable

Accounts payable consisted of the following:

	As of
	September 30,	December 31,
	2019	2018
Accounts payable — Advertising	$20,820	$27,655
Accounts payable — Other	2,612	1,059
Total	$23,432	$28,714

Accounts payable – Advertising reflects the cost of advertisements placed with media vendors on behalf of the Company’s advertising clients.

Consolidated Statement of Operations and Comprehensive Loss Details

Net Revenues

Net revenues for the periods presented were comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Advertising	$6,291	$4,730	$17,847	$11,159
aiWARE SaaS Solutions	2,350	1,406	7,781	3,533
aiWARE Content Licensing and Media Services	4,164	1,409	11,572	1,409
Total net revenues	$12,805	$7,545	$37,200	$16,101

During the three and nine months ended September 30, 2019, the Company made $55,799 and $158,370, respectively, in gross media placements, of which $51,429 and $147,989 respectively, were billed directly to clients. Of the amounts billed directly to clients, $45,668 and $131,345 represented media-related costs netted against billings during the three and nine months ended September 30, 2019, respectively.

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

Other Income, Net

Other income, net for the periods presented was comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Interest income, net	$133	$246	$462	$596
Change in fair value of warrant liability	57	108	7	93
Other	(6)	(25)	(23)	(44)
Other income, net	$184	$329	$446	$645

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

As of September 30, 2019, future minimum lease payments were as follows:

2019 (3 months)	$669
2020	2,414
2021	2,211
2022	1,852
2023	1,680
Thereafter	1,730
Total minimum payments	$10,556

The total rent expense for all operating leases was $755 and $2,235 for the three and nine months ended September 30, 2019, respectively. The total rent expense for all operating leases was $586 and $1,419 for the three and nine months ended September 30, 2018, respectively.

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

NOTE 9. STOCKHOLDERS’ EQUITY

Common Stock Issuances

During the nine months ended September 30, 2019, the Company issued an aggregate of 2,772,600 shares of its common stock, which were sold pursuant to the Equity Distribution Agreement. The Company received net proceeds from such sales of $17,531 after deducting expenses of $601.

During the nine months ended September 30, 2019, the Company issued an aggregate of 580,713 shares of common stock to the former stockholder of Performance Bridge. See Note 3 for additional information.

During the nine months ended September 30, 2019, the Company issued 315,687 shares of common stock to the former stockholders of Machine Box. See Note 3 for additional information.

During the nine months ended September 30, 2019, the Company issued an aggregate of 231,758 shares of its common stock in connection with the exercise of stock options and vesting of restricted stock units under its stock incentive plans and purchases under its Employee Stock Purchase Plan (the “ESPP”), and cancelled a total of 779 shares of its common stock that were forfeited in payment of withholding taxes upon the vesting of restricted stock.

Common Stock Warrants

As of September 30, 2019 and December 31, 2018, the Company had outstanding warrants to purchase an aggregate of 1,297,151 shares of the Company’s common stock.

NOTE 10. STOCK PLANS

Stock-Based Compensation

During the nine months ended September 30, 2019, the Company granted options to purchase an aggregate of 607,596 shares of its common stock that are subject to time-based vesting conditions (“Time-Based Options”), and options to purchase an aggregate of 1,619,175 shares of its common stock that are subject to performance-based vesting conditions (“Performance Options”).

All Time-Based Options granted during the nine months ended September 30, 2019 will vest over a period of four years. All Performance Options granted during the nine months ended September 30, 2019 will become exercisable in three equal tranches based on the achievement of market price goals for the Company’s common stock of $49.15 per share, $98.31 per share and $196.62 per share, respectively. For each tranche to become exercisable, the closing price per share of the Company’s common stock must meet or exceed the applicable stock price goal for a period of 30 consecutive trading days.

The Company valued the Time-Based Options using the Black-Scholes Merton option pricing model.  The following assumptions were used to compute the grant date fair values of the Time-Based Options granted during the nine months ended September 30, 2019:

Expected term (in years)	6.0 - 6.1
Expected volatility	66% - 68%
Risk-free interest rate	1.5% - 2.5%
Expected dividend yield	—

The Company valued the Performance Options using a Monte Carlo simulation model. The following assumptions were used in the Monte Carlo simulation model for computing the grant date fair values of the Performance Options granted during the nine months ended September 30, 2019:

Estimated volatility	65%
Risk-free interest rate	2.7%
Dividend yield	—%
Cost of equity	14%

The fair value per share was determined for each of the three tranches of each Performance Option. The weighted average grant date fair value of the Performance Options granted during the nine months ended September 30, 2019 was $2.55 per share. The total fair value of such Performance Options is $4,122 and is being recorded as stock-based compensation expense over an average derived service period of 6.4 years.

The assumptions used in calculating the fair values of purchase rights granted under the ESPP during the nine months ended September 30, 2019 are set forth in the table below:

Expected term (in years)	0.5 - 2.0
Expected volatility	51% - 71%
Risk-free interest rate	1.3% - 2.5%
Expected dividend yield	—

The Company’s stock-based compensation expense recognized for the periods presented was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Stock-based compensation expense by type of award:
Restricted stock units	$251	$130	$748	$277
Restricted stock awards	47	59	303	412
Machine Box contingent common stock issuances	28	—	1,255	—
Performance-based stock options	2,000	1,846	5,956	1,900
Stock options	2,329	2,575	7,389	6,857
Employee stock purchase plan	109	228	398	517
Total	$4,764	$4,838	$16,049	$9,963

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Stock-based compensation expense by operating expense grouping:
Sales and marketing	$281	$246	$795	$814
Research and development	334	596	2,318	1,103
General and administrative	4,149	3,996	12,936	8,046
	$4,764	$4,838	$16,049	$9,963

Equity Award Activity

Restricted Stock Awards

The Company’s restricted stock award activity for the nine months ended September 30, 2019 was as follows:

		Weighted
		Average Grant
	Shares	Date Fair Value
Unvested at December 31, 2018	72,208	$7.26
Vested	(36,982)	$7.03
Unvested at September 30, 2019	35,226	$7.50

At September 30, 2019, total unrecognized compensation cost related to restricted stock was $199, which is expected to be recognized over a weighted average period of 1.1 years.

Restricted Stock Units

The Company’s restricted stock unit activity for the nine months ended September 30, 2019 was as follows:

		Weighted
		Average Grant
	Shares	Date Fair Value
Unvested at December 31, 2018	49,143	$12.57
Granted	150,211	$7.28
Forfeited	(7,300)	$8.81
Vested	(50,009)	$12.51
Unvested at September 30, 2019	142,045	$7.20

At September 30, 2019, total unrecognized compensation cost related to restricted stock units was $753, which is expected to be recognized over a weighted average period of 1.0 years.

Performance-Based Stock Options

The activity during the nine months ended September 30, 2019 related to stock options that are subject to performance-based vesting conditions tied to the future achievement of stock price goals by the Company was as follows:

		Weighted-Average
			Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at December 31, 2018	3,167,325	$21.25
Granted	1,619,175	$5.69
Forfeited	(216,477)	$5.66
Outstanding at September 30, 2019	4,570,023	$16.48	8.86 years	$—
Exercisable at September 30, 2019	—	$—	—	$—

The weighted average grant date fair values of the performance-based stock options granted during the nine months ended September 30, 2019 and September 30, 2018 were $2.55 and $9.59 per share, respectively. No performance-based stock options vested during the nine months ended September 30, 2019 or 2018. At September 30, 2019, total unrecognized compensation expense related to performance-based stock options was $24,001 and is expected to be recognized over a weighted average period of 3.5 years.

Stock Options

The activity during the nine months ended September 30, 2019 related to all other stock options was as follows:

		Weighted-Average
			Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at December 31, 2018	5,154,691	$13.78
Granted	607,596	$5.86
Exercised	(53,162)	$3.10
Forfeited	(288,429)	$11.15
Expired	(91,025)	$13.81
Outstanding at September 30, 2019	5,329,671	$13.13	7.83 years	$546
Exercisable at September 30, 2019	3,552,793	$13.91	7.46 years	$541

The weighted average grant date fair value of stock options granted during the nine months ended September 30, 2019 and 2018 was $3.65 and $7.90 per share, respectively. The aggregate intrinsic value of the options exercised during the nine months ended September 30, 2019 and 2018 was $183 and $1,964, respectively. The total grant date fair value of stock options vested during the nine months ended September 30, 2019 and 2018 was $8,056 and $6,711, respectively. At September 30, 2019, total unrecognized compensation expense related to stock options was $11,235 and is expected to be recognized over a weighted average period of 2.0 years.

The aggregate intrinsic values in the tables above represents the difference between the fair market value of the Company’s common stock and the average option exercise price of in-the-money options, multiplied by the number of such options.

Employee Stock Purchase Plan

During the nine months ended September 30, 2019, a total of 129,514 shares of common stock were purchased under the Company’s ESPP. As of September 30, 2019, accrued employee contributions for future purchases under the ESPP totaled $118.

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

Machine Box

On September 6, 2018, we acquired all of the outstanding capital stock of Machine Box, Inc. (“Machine Box”) by means of a merger of one of our wholly owned subsidiaries with and into Machine Box, with Machine Box surviving the merger as our wholly owned subsidiary. We paid initial consideration of $1.5 million, and paid a total of $3.0 million in additional contingent amounts based on Machine Box’s achievement of certain technical development and integration milestones within the 12 months after the closing of the acquisition, as further discussed below. The initial consideration was comprised of $0.4 million paid in cash and the issuance of a total of 128,300 shares of our common stock, valued at $1.1 million based on our closing stock price on September 6, 2018, of which $0.1 million in cash and 26,981 shares of common stock were held back from payment and issuance by us until September 6, 2020, to secure certain indemnification and other obligations of the former stockholders of Machine Box.

The fair value of the contingent amount, as determined as of the acquisition date, totaled $2.9 million, which amount has been treated as compensation expense for post-combination services as payment of such amount was conditioned upon the continued employment of certain key employees of Machine Box in addition to the achievement of certain performance milestones by Machine Box. The preliminary fair value of the contingent amount was determined using a probability-weighted expected payment model. This expense is being recognized as research and development expense over three separate intervals tied to the specific performance milestones during the twelve months following the acquisition. We recorded compensation expense of $0.2 million and $1.5 million in research and development expense in connection with the additional contingent amounts in the three and nine months ended September 30, 2019, respectively.

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

In September 2019, we determined that Machine Box had achieved the technical development and integration milestones required to be completed as of September 6, 2019 and, as a result, the former Machine Box stockholders became entitled to receive an aggregate of $0.2 million in cash and an aggregate of 161,939 shares of our common stock, valued at $0.7 million based on the closing price of our common stock on September 6, 2019. In September 2019, we paid to the former Machine Box stockholders an aggregate of $160,000 in cash and issued to them an aggregate 129,552 shares of our common stock. The remaining $40,000 in cash and 32,387 shares of common stock were held back from payment and issuance until September 6, 2020 to secure certain indemnification and other obligations of the former stockholders of Machine Box. The value of the common stock that was held back was recorded to additional paid-in capital.

Sales of Common Stock

During the three months ended September 30, 2019, we sold an aggregate of 1,103,937 shares of our common stock pursuant to the Equity Distribution Agreement that we entered into with JMP Securities LLC in June 2018 (the “Equity Distribution Agreement”).  We received net proceeds from such sales of approximately $5.3 million, after deducting commissions of $0.2 million paid to JPM Securities LLC.  The terms of the Equity Distribution Agreement are discussed under the heading “Capital Resources” below.

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

We have incorporated the Performance Bridge, Wazee Digital and Machine Box businesses, which we acquired in the third quarter of 2018, in tracking our performance against certain of these KPIs, where appropriate.  As our combined businesses evolve, we will continue to evaluate the KPIs that are most relevant to our businesses, and we anticipate that our KPIs may change over time.

Advertising KPI Results

The following table sets forth the results for each of the KPIs for our advertising business. For comparability, these KPI results are shown both including and excluding the results of the Performance Bridge business.  Performance Bridge’s results are included in each KPI for the four most recent full quarters, and with respect to net revenue, Performance Bridge’s results are also included for the portion of the quarter ended September 30, 2018 following the closing date of that acquisition.

	Quarter Ended
	Mar 31,	Jun 30,	Sept 30,	Dec 31,	Mar 31,	Jun 30,	Sept 30,
	2018	2018	2018	2018	2019	2019	2019
Including acquisition:
Net new advertising clients added during quarter	14	14	10	14	14	21	11
Clients with active advertising campaigns during quarter	60	74	78	115	107	108	111
Average advertising spend per active client during quarter (in 000's)	$490	$425	$540	$478	$486	$497	$505
Net revenue during quarter (in 000's)	$3,121	$3,308	$4,730	$5,986	$5,714	$5,842	$6,291

Excluding acquisition:
Net new advertising clients added during quarter	14	14	10	14	14	21	$11
Clients with active advertising campaigns during quarter	60	74	78	76	71	71	73
Average advertising spend per active client during quarter (in 000's)	$490	$425	$540	$616	$604	$542	$537
Net revenue during quarter (in 000's)	$3,121	$3,308	$4,296	$4,681	$4,186	$4,299	$4,473

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

aiWARE SaaS Solutions KPI Results

The following table sets forth the results for each of the KPIs for our aiWARE SaaS solutions business. For comparability, these KPI results are shown both including and excluding results related to the Wazee Digital and Machine Box offerings. Results related to the Wazee Digital and Machine Box offerings are included in the following KPIs for the four most recent full quarters: (i) total number of customers, (ii) total accounts on the platform, (iii) total contract value of new bookings, (iv) monthly recurring revenue under active agreements and (v) net revenue. The results related to the Wazee Digital and Machine Box offerings are also included in net revenue for the portion of the quarter ended September 30, 2018 following the closing date of that acquisition. The other KPIs are not applicable to the Wazee Digital or Machine Box offerings.

	Quarter Ended
	Mar 31,	Jun 30,	Sept 30,	Dec 31,	Mar 31,	Jun 30,	Sept 30,
	2018	2018	2018	2018	2019	2019	2019
Including acquisitions:
Total customers at quarter end	70	86	93	123	129	136	153
Total accounts on platform at quarter end	591	625	634	840	911	941	980
Active cognitive engines at quarter end	184	214	252	287	343	357	401
Hours of data processed during quarter	2,805,000	2,729,000	2,830,000	3,566,000	4,061,000	4,015,050	3,606,151
Total contract value of new bookings received during quarter (in 000's)	$237	$583	$226	$1,196	$1,316	$1,362	$1,384
Monthly recurring revenue under agreements in effect at quarter end (in 000's)	$169	$214	$191	$544	$494	$545	$547
Net revenue during quarter (in 000's)	$1,267	$860	$1,406	$2,426	$2,754	$2,677	$2,350

Excluding acquisitions:
Total customers at quarter end	70	86	93	97	103	107	$129
Total accounts on platform at quarter end	591	625	634	814	885	913	$952
Active cognitive engines at quarter end	184	214	252	287	343	357	$401
Hours of data processed during quarter	2,805,000	2,729,000	2,830,000	3,566,000	4,061,000	4,015,050	$3,606,151
Total contract value of new bookings received during quarter (in 000's)	$237	$583	$226	$898	$736	$765	$650
Monthly recurring revenue under agreements in effect at quarter end (in 000's)	$169	$214	$191	$229	$235	$283	$273
Net revenue during quarter (in 000's)	$1,267	$860	$1,077	$1,474	$1,639	$1,735	$1,427

As we grow our aiWARE SaaS solutions business, we expect that our KPI results will be impacted in different ways based on our customer profiles and the nature of their use of our aiWARE SaaS solutions in certain target markets.  For example, in the legal and government markets, use of our aiWARE SaaS solutions is often project-based and, accordingly, in a given period, we may experience significant increases or decreases in net revenue and in hours of data processed without any change in total customers, accounts or monthly recurring revenue.  In the media and entertainment market, as our existing customers expand their use of new applications and services available through aiWARE to gain additional insights from their data, our monthly recurring revenues and net revenues would increase while the associated number of customers, accounts and hours of data processed would remain unchanged. The timing of large contract renewals and the variable versus fixed fee nature of certain contracts will impact the contract value of new bookings from quarter to quarter. As such, our results for different KPIs may fluctuate significantly within the same period, and the result for a particular KPI in one period may not be indicative of the results that we will achieve for that KPI in future periods.

Results of Operations

The following table sets forth items from our condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2019 and 2018, presented as a percentage of revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	37.1	20.8	35.5	18.3
Gross profit	62.9	79.2	64.5	81.7
Operating expenses:
Sales and marketing	51.6	60.8	51.6	96.1
Research and development	44.7	69.2	51.1	92.5
General and administrative	93.0	164.8	94.7	166.0
Total operating expenses	189.3	294.8	197.4	354.6
Loss from operations	(126.6)	(215.6)	(132.9)	(272.9)
Other income, net	1.4	4.4	1.2	4.0
Loss before provision (benefit) for income taxes	(125.0)	(211.2)	(131.7)	(268.9)
Provision (benefit) for income taxes	(14.2)	0.1	(4.8)	0.1
Net loss	(110.8)	(211.3)	(126.9)	(269.0)

Three and Nine Months Ended September 30, 2019 Compared with Three and Nine Months Ended September 30, 2018

Net Revenues

	Three Months Ended				Nine Months Ended
(dollars in thousands)	September 30,				September 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Advertising	$6,291	$4,730	$1,561	33.0%	$17,847	$11,159	$6,688	59.9%
aiWARE SaaS Solutions	2,350	1,406	944	67.1%	7,781	3,533	4,248	120.2%
aiWARE Content Licensing and Media Services	4,164	1,409	2,755	195.5%	11,572	1,409	10,163	621.3%
Net revenues	$12,805	$7,545	$5,260	69.7%	$37,200	$16,101	$21,099	131%

Advertising net revenues increased in the third quarter and first nine months of 2019 compared with the corresponding prior year periods, due primarily to the additional $1.4 million and $4.5 million in net revenues generated by Performance Bridge for the three and nine months ended September 30, 2019, respectively. Excluding the impact of the Performance Bridge acquisition, our advertising net revenues increased by $0.2 million, or 4%, in the third quarter of 2019 and $2.2 million, or 21%, in the first nine months of 2019 compared with the corresponding prior year periods, due to a combination of the addition of new clients and increased business with existing clients.

aiWARE SaaS Solutions net revenues increased in the third quarter and first nine months of 2019 compared with the corresponding prior year periods due primarily to the additional of $0.5 million and $2.5 million in net revenues generated by Wazee Digital for the three and nine months ended September 30, 2019, respectively. Excluding the impact of the Wazee Digital acquisition, our aiWARE SaaS solutions net revenues increased by $0.3 million, or 30%, in the third quarter of 2019 compared with the third quarter of 2018, due primarily to an increase in net revenues in our media and entertainment market as we added new customers and expanded our services to some existing customers. Excluding the impact of the Wazee Digital acquisition, our aiWARE SaaS solutions net revenues increased by $1.6 million, or 50%, in the first nine months of 2019 compared with the corresponding prior year period, due primarily to an increase of $1.4 million in net revenues from customers in our media and entertainment market and an increase of $0.5 million in net revenues from customers in our government market. These increases were offset in part by a decrease in net revenues from customers in our legal market, due primarily to a large project in the 2018 period that did not recur in the current year period.

All of the net revenues generated from aiWARE content licensing and media services in all periods resulted from our acquisition of Wazee Digital at the end of August 2018.  We recorded revenues for the full three and nine months ended September 30, 2019, compared with revenues for only one month following the acquisition of Wazee Digital in the corresponding prior year periods.

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

Cost of Revenues; Gross Profit and Gross Margin

	Three Months Ended				Nine Months Ended
(dollars in thousands)	September 30,				September 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Cost of net revenue	$4,757	$1,570	$3,187	203.0%	$13,191	$2,953	$10,238	346.7%
Gross profit	8,048	5,975	2,073	34.7%	24,009	13,148	10,861	82.6%
Gross margin	63%	79%			65%	82%

The decrease in gross margin in the three and nine months ended September 30, 2019 compared with the corresponding prior year periods reflects the lower proportion of our total net revenues represented by our advertising business.  Our advertising revenues represented 49% and 48% of our total net revenues for the three and nine months ended September 30, 2019, respectively, compared with 63% and 69% of our total revenues for the three and nine months ended September 30, 2018, respectively.  Our advertising business generally has gross margins exceeding 95%, significantly higher than the gross margins of our aiWARE SaaS solutions and aiWARE content licensing and media services businesses, and with a higher proportion of our net revenues from our aiWARE businesses, our overall gross margin decreased in the three and nine months ended September 30, 2019.  We expect this trend to continue over time as net revenues from our aiWARE SaaS solutions and aiWARE content licensing and media services continue to comprise a higher proportion of our total net revenues.  In addition, our cost of revenues for the three and nine months ended September 30, 2019 included $0.6 million and $1.5 million of expense, respectively, related to the amortization of intangible assets acquired in the third quarter of 2018, which reduced our gross margin by approximately 4.1% and 3.8% compared with the three and nine months ended September 30, 2018, respectively.

Operating Expenses

	Three Months Ended				Nine Months Ended
(dollars in thousands)	September 30,				September 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Sales and marketing	$6,609	$4,586	$2,023	44.1%	$19,190	$15,476	$3,714	24.0%
Research and development	5,730	5,218	512	9.8%	19,019	14,892	4,127	27.7%
General and administrative	11,905	12,436	(531)	(4.3)%	35,239	26,727	8,512	31.8%
Total operating expenses	$24,244	$22,240	$2,004	9.0%	$73,448	$57,095	$16,353	28.6%

Sales and Marketing. The increase in sales and marketing expenses in absolute dollars for the three months ended September 30, 2019 compared with the corresponding prior year period was due primarily to an additional $1.1 million of sales and marketing expenses for Wazee Digital and Performance Bridge which were acquired at the end of August 2018 and an additional $0.5 million of expense related to the amortization of customer relationships associated with those acquisitions. As a percentage of net revenues, sales and marketing expenses declined to 51.6% in the three months ended September 30, 2019 from 60.8% in the corresponding prior year period, due to the increased operating leverage provided by our higher revenue level.

The increase in sales and marketing expenses in absolute dollars for the nine months ended September 30, 2019 compared with the corresponding prior year period was due primarily to an additional $3.3 million of sales and marketing expenses for Wazee Digital and Performance Bridge and an additional $1.3 million of expense related to the amortization of customer relationships associated with those acquisitions. These increases were offset in part by spending reductions as we focused on sales and marketing efforts that we believe deliver the highest value. As a percentage of net revenues, sales and marketing expenses declined to 51.6% in the nine months ended September 30, 2019 from 96.1% in the corresponding prior year period, due to the increased operating leverage provided by our higher revenue level.

Research and Development. The increase in research and development expenses in absolute dollars in the three months ended September  30, 2019 compared with the corresponding prior year period was due primarily to the addition of $0.4 million of research and development expenses for Wazee Digital and Machine Box, which were acquired at the end of August 2018, and $0.4 million of additional product development costs, offset by a $0.3 million reduction in earn-out compensation expense associated with the acquisition of Machine Box. As a percentage of net revenues, research and development expenses declined to 44.7% in the third quarter of 2019 from 69.2% in prior year period, due to the increased operating leverage provided by our higher revenue level.

The increase in research and development expenses in absolute dollars in the nine months ended September 30, 2019 compared with the prior year period was due primarily to the addition of $2.1 million of research and development expenses for Wazee Digital and Machine Box, $1.4 million of stock-based compensation primarily associated with the Machine Box earnout and $0.7 million of platform costs for product development. As a percentage of net revenues, research and development expenses declined to 51.1% in the first nine months of 2019 from 92.5% in prior year period, due to the increased operating leverage provided by our higher revenue level.

General and Administrative. The decrease in general and administrative expenses in the three months ended September 30, 2019 compared with the corresponding prior year period was due primarily to $2.1 million in advisory fees and legal fees that we incurred in the prior year period related to our acquisitions, which did not recur in the current year period, offset in part by the addition of $0.8 million in general and administrative expenses from the acquisitions of Wazee Digital and Performance Bridge, which were acquired at the end of August 2018, and an increase of $0.5 million in personnel costs due to headcount additions to support the growth of our business. As a percentage of net revenues, general and administrative expenses declined to 93.0% in the second quarter of 2019 from 164.8% in the prior year period, due to the increased operating leverage provided by our higher revenue level.

The increase in general and administrative expenses in absolute dollars in the nine months ended September 30, 2019 compared with the prior year period was due primarily to an increase in stock-based compensation expense of $4.7 million, related primarily to performance-based stock options and acquisition-related stock awards, and the addition of $3.7 million of general and administrative expenses for Wazee Digital and Performance Bridge. As a percentage of net revenues, general and administrative expenses declined to 94.7% in the first nine months of 2019 from 166.0% in the prior year period, due to the increased operating leverage provided by our higher revenue level.

We intend to continue to invest in the development of our AI capabilities and enhancement of our aiWARE SaaS solutions and services, and in our sales and marketing efforts in order to drive greater awareness of our offerings, gain new customers and grow our business.  However, we plan to manage our operating expenses prudently.  In November 2019, we realigned our business and functional teams to achieve operational efficiencies, implemented computing cost reductions, and completed enhancements to our aiWARE operating system that we expect will improve computing efficiency.  We believe that these initiatives will support the next phase of our growth strategy while reducing our expenses and improving our financial performance.

Other Income, Net

Other income, net, totaled $0.2 million and $0.4 million for the three and nine months ended September 30, 2019, respectively, and $0.3 million and $0.6 million for the three and nine months ended September 30, 2018, respectively, and was comprised primarily of interest income on investments in money market funds and marketable securities.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents, which totaled $49.2 million as of September 30, 2019, compared with total cash and cash equivalents and marketable securities of $51.1 million as of December 31, 2018. The decrease in the combined balance of our cash and cash equivalents and marketable securities in the nine months ended September 30, 2019 was due primarily to cash used to fund our operations, offset in large part by the net proceeds of $17.5 million received from sales of common stock during the first nine months of 2019.

Cash Flows

A summary of cash flows from our operating, investing and financing activities is shown in the table below.

	Nine Months Ended
(in thousands)	September 30,
	2019	2018
Cash used in operating activities	$(18,428)	$(24,967)
Cash provided by investing activities	11,972	7,201
Cash provided by financing activities	18,024	34,348
Net increase in cash, cash equivalents and restricted cash	$11,568	$16,582

Operating Activities

Our operating activities used cash of $18.4 million in the nine months ended September 30, 2019, due primarily to our net loss of $47.2 million, adjusted by $18.6 million in non-cash expenses, including $16.0 million in stock-based compensation expense, and an increase in cash advances from advertising clients. The cash used in operating activities reflects our business strategy of investing in the development of our AI capabilities and enhancement of our aiWARE SaaS solutions and services to grow our business and future revenues. We gauge the amount of cash utilized in these efforts using the adjusted EBITDAS metric presented below under the heading “Non-GAAP Financial Measure.” Our use of cash as measured by adjusted EBITDAS decreased to $28.1 million in the nine months ended September 30, 2019 from $29.8 million in the nine months ended September 30, 2018, as we leveraged the increase in net revenues, offset by the operating costs associated with the businesses we acquired in the third quarter of 2018, to reduce our adjusted EBITDAS loss.

Our operating activities used cash of $25.0 million in the nine months ended June 30, 2018. The cash used in operating activities in the first nine months of 2018 reflected our business strategy, namely adding internal resources in software engineering and data science to expand the capabilities of our aiWARE platform and in sales and marketing to develop future revenues from our platform.

Investing Activities

Our investing activities provided cash of $12.0 million in the nine months ended September 30, 2019. Net cash provided by investing activities consisted primarily of proceeds from maturing marketable securities, which were used to fund a portion of the cash used in our operating activities, offset in part by $0.9 million of cash paid to the former stockholder of Performance Bridge as additional earnout consideration and $0.5 million of cash to acquire software that we expect will enhance aiWARE.

Our investing activities provided cash of $7.2 million in the nine months ended September 30, 2018, due primarily to proceeds of $21.0 million from maturing marketable securities, offset in part by $9.6 million related to our acquisitions and capital expenditures of $3.5 million related to the build-out and furnishing of our leased headquarters.

Financing Activities

Our financing activities provided cash of $18.0 million in the nine months ended September 30, 2019. Net cash provided by financing activities consisted of $17.3 million in net proceeds received from our sales of common stock and $0.7 million received from the exercise of stock options and purchases of shares under our ESPP.

Our financing activities provided cash of $34.3 million in the nine months ended September 30, 2018, due primarily to $32.8 million in net proceeds received from our common stock offering in June 2018 and $1.6 million received from the exercise of stock options and purchases of shares under our ESPP.

Capital Resources

In June 2018, we entered into an Equity Distribution Agreement with JMP Securities LLC, as sales agent (“JMP Securities”), pursuant to which we may offer and sell, from time to time, through JMP Securities, shares of our common stock having an aggregate offering price of up to $50.0 million, of which $27.7 million remains available for sale as of the date of this filing. Subject to the terms and conditions of the Equity Distribution Agreement and satisfaction of certain conditions, JMP Securities will use commercially reasonable efforts, consistent with its normal trading and sales practices, applicable state and federal law, rules and regulations, and the rules of The Nasdaq Global Market, to sell shares of our common stock from time to time based upon our instructions, including any price, time or size limits that we specify, in any method deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act. We will pay JMP Securities a commission of 3.0% of the aggregate gross proceeds from each sale of shares.

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

As of September 30, 2019, we had no outstanding debt obligations.

We have generated significant losses since inception and expect to continue to generate losses for the foreseeable future. However, we believe that our current cash and cash equivalents balances will be sufficient to fund our operations in the ordinary course of business for at least the next twelve months. We have no present agreements or commitments with respect to any material acquisitions of businesses or technologies or any other material capital expenditures. We will continue to evaluate potential acquisitions of and/or investments in companies or technologies that complement our business and may make such acquisitions and/or investments in the future. Accordingly, we may need to obtain additional sources of capital in the future to finance any such acquisitions and/or investments. We may not be able to obtain such financing on commercially reasonable terms, if at all. If we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing.

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

	Three Months Ended		Nine Months Ended
(in thousands)	September 30,		September 30,
	2019	2018	2019	2018
Reconciliation of Net Loss to Adjusted EBITDAS:
Net loss	$(14,197)	$(15,941)	$(47,194)	$(43,319)
Provision (benefit) for income taxes	(1,815)	5	(1,799)	17
Depreciation and amortization	1,622	555	4,342	1,383
Stock-based compensation expense	4,736	4,838	14,794	9,963
Issuance of warrants	—	—	—	207
Change in fair value of warrant liability	(57)	(108)	(7)	(93)
Acquisition and integration-related costs	—	2,020		2,020
Machine Box contingent payments	160	—	1,609	—
Machine Box earn-out fair value adjustment	(79)	—	(9)	—
Performance Bridge earn-out fair value adjustment	—	—	139	—
Adjusted EBITDAS	$(9,630)	$(8,631)	$(28,125)	$(29,822)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by Item 305 of Regulation S-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q due to the material weakness that was previously reported in our Annual Report on Form 10-K for the year ended December 31, 2018, related to accounting for infrequent complex transactions such as the three business combinations completed in the third quarter of 2018.  We have initiated measures to remediate such material weakness; however, it had not been remediated as of September 30, 2019.  Notwithstanding the foregoing, our management has concluded that our condensed consolidated financial statements for the periods covered by and included in this Quarterly Report are prepared in accordance with GAAP and fairly present, in all material respects, our financial position, results of operations and cash flows for each of the periods presented herein.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

On September 6, 2019, we issued a total of 129,552 shares of our common stock as additional contingent consideration to the former stockholders of Machine Box.

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
10.1

Letter Agreement between the Company and John A. Ganley, Jr. dated September 16, 2019 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 20, 2019).

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

Veritone, Inc.

November 8, 2019	By	/s/ Chad Steelberg
Chad Steelberg
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

November 8, 2019	By	/s/ Peter F. Collins
Peter F. Collins
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)