Form 10-K
period 2019-12-31
Veritone, Inc.
filed 2020-03-11
CIK 1615165

to

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Securities registered pursuant to Section 12(g) of the Act:

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

As of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $141.6 million, calculated based upon the closing price of the registrant’s common stock as reported by the NASDAQ Global Market on such date.

As of March 6, 2020, 27,074,372 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information that is required to be included in Part III of this Annual Report on Form 10-K is incorporated by reference to the definitive proxy statement to be filed by the registrant within 120 days of December 31, 2019. Only those portions of the definitive proxy statement that are specifically incorporated by reference herein shall constitute a part of this Annual Report on Form 10-K.

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

The forward-looking statements included herein represent our management’s current expectations and assumptions based on information available as of the date of this report. These statements involve numerous known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that may cause or contribute to such differences include, but are not limited to, those discussed in more detail in Item 1 (Business) and Item 1A (Risk Factors) of Part I and Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of Part II of this Annual Report on Form 10-K. Readers should carefully review these risks, as well as the additional risks described in other documents we file from time to time with the Securities and Exchange Commission (“SEC”). In light of the significant risks and uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that such results will be achieved, and readers are cautioned not to place undue reliance on such forward-looking information, which speak only as of the date of this report.

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

PART I

Item 1. Business.

Overview

Veritone, Inc. (collectively with our subsidiaries, referred to as “Veritone,” “Company,” “we,” “our,” and “us”) is a provider of artificial intelligence (“AI”) computing solutions. We have developed aiWARE™, a proprietary AI operating system that integrates and orchestrates an open ecosystem of hundreds of top performing machine learning algorithms, or cognitive engines, together with our suite of powerful applications, to reveal valuable multivariate insights from vast amounts of structured and unstructured data and conduct cognitive workflows based on these insights.

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

Our platform is based on an open architecture that enables new cognitive engines and applications to be added quickly and efficiently, resulting in a future proof, scalable and evolving solution that can be easily leveraged for a broad range of industries that capture or use audio, video and other unstructured data including, without limitation, the media and entertainment, government, legal and compliance, and other vertical markets. Our aiWARE platform is offered primarily through a software-as-a-service (“SaaS”) delivery model and can be deployed in a number of environments and configurations to meet customers’ needs.

We expanded and enhanced our aiWARE SaaS solutions and services, and added content licensing and media services, through our acquisitions of Wazee Digital, Inc. (“Wazee Digital”) and Machine Box, Inc. (“Machine Box”) in 2018, as discussed in more detail under the heading “Acquisitions” below.

We also operate a full service advertising agency, which we acquired at the time we were founded in 2014 and expanded in 2018 through our acquisition of S Media Limited, doing business as Performance Bridge Media (“Performance Bridge”), as discussed below.  Our services include media planning and strategy, advertisement buying and placement, campaign messaging, clearance verification and attribution, and custom analytics.  Our advertising business leverages our aiWARE platform to help our clients improve their advertising placements and maximize the return on their advertising spending using real-time ad verification and analytics, which we believe gives us a competitive advantage over other advertising agencies.

In 2019, we launched our VeriAdsTM network, which enables broadcasters, podcasters and social media influencers to generate incremental advertising revenue from premium advertisers looking to expand their audience reach through new unique ad units and influencer avenues.  The VeriAds network leverages our aiWARE platform to programmatically manage clearance and verification of ads and to analyze programming content to identify new contextually relevant advertising opportunities.

Acquisitions

In December 2017, we acquired the advanced data analytics software and related intellectual property assets of Atigeo Corporation, including a cooperative distributed inferencing (“CDI”) system — based on Hamiltonian models and other proprietary algorithms — that enables queries within huge bodies of unstructured data where straight computational, traditional machine learning and manual approaches are impractical, if not impossible. This strategic acquisition has added proprietary machine learning capabilities to our growing body of technology and intellectual property in data science and will help us further refine our conducted learning. We are currently working to apply our CDI technology to a number of use cases, including intelligent control of batteries and microgrids, medical imaging and cybersecurity. We are also working to incorporate this technology into our aiWARE platform to enable users to utilize the technology and to enhance our cognitive processing capabilities, including the detection of anomalies in cognitive engine outputs.

In August 2018, we acquired Wazee Digital, a leading provider of digital content management and licensing services. Wazee Digital’s offerings include Core, an enterprise level, cloud-native digital asset management platform used by content owners to store, retrieve and manage video and still images, and Digital Media Hub, an intuitive web portal through which content owners can offer secure, cloud-native global access to their content to key stakeholders, including news media and corporate partners.  These offerings serve customers primarily in the media and entertainment market, enabling these customers to more effectively monetize and enrich their content.

Through our acquisition of Wazee Digital, we now also offer digital content licensing services, through which we manage and license content on behalf of leading rights holders in the film, television, sports, and advertising industries.  Content is licensed either through our own Commerce web portal or through customer-branded web portals.  We also provide services for live events, such as major sporting events, that allow content owners to capture and tag live television broadcast content and make it immediately available for global highlights, publishing and syndication.

We have integrated the cognitive functionality of our aiWARE platform with the Wazee Digital solutions and services, which allows us to provide our customers with unique capabilities to drive expanded revenue opportunities from their video, still image and audio assets.

In August 2018, we acquired Performance Bridge, a leading podcast advertising agency, which has enhanced our advertising offerings to include more comprehensive podcast solutions. With this combination, we are one of the largest entities to offer comprehensive podcast and radio advertising solutions.

In September 2018, we acquired Machine Box, a developer of state-of-the-art machine learning technologies that have enhanced the capabilities of our aiWARE platform.  Machine Box’s technologies give organizations a suite of simple yet robust tools and models to create customized AI engines across multiple cognitive categories, including face and object recognition, data classification and personalized recommendation, which can be deployed to enhance new or existing business solutions. When coupled with aiWARE, developers, systems integrators and end customers are able to produce bespoke, end-to-end AI-informed solutions for their specific use cases.

We plan to continue to selectively pursue acquisitions and strategic investments in businesses and technologies that strengthen our business, enhance our capabilities and/or expand our market presence in our core vertical markets or in new markets.

aiWARE SaaS Solutions

aiWARE Overview

Our innovative aiWARE platform intelligently orchestrates an ecosystem of top performing cognitive engines within a single software solution to process information in volumes that can far exceed human cognitive capabilities. Our proprietary technology enables users to run comprehensive, multivariate queries, correlations and analyses in near real-time using cognitive engines across multiple categories, such as transcription, face recognition and object recognition, creating integrated and refined outputs. Our suite of general and industry-specific applications enables users to leverage the power of our aiWARE platform to perform key processes far more efficiently and with greater scalability than their existing manual processes.  Our solution can also ingest structured data for analysis in conjunction with the processed data, allowing for even deeper insights. For example, broadcasters can use our system to identify instances where advertiser names or logos appear in a broadcast, and then correlate those instances with audience ratings data (such as Nielsen data) to measure the number of impressions generated by the ad, web traffic data (such as Google Analytics data) to estimate the traffic driven by the ad, or their own sales data, to provide actionable intelligence regarding their advertising campaigns.  Our public safety customers can use our system to analyze processing results, such as processed video footage from body worn cameras, in combination with structured data residing in their known offender databases and record management systems.

Our aiWARE platform encompasses the following processes, which are discussed in more detail below:

•

Ingestion:  Our platform captures and ingests structured and unstructured data through various adapters that are specific to each ingestion source and normalizes the ingested data for further processing.

•

Orchestration and Processing: Once source data is captured into our platform through the ingestion process, it is transcoded and run through one or more cognitive engines depending on the information and analysis desired by the end user, which extract from and/or add useful metadata to the media. Our proprietary Conductor™ technology analyzes source data files and intelligently orchestrates cognitive engine processing to optimize performance.  Our platform supports real-time cognitive processing for a growing number of use cases, particularly in the areas of compliance, public safety and surveillance, enabling users to leverage data in seconds, optimizing their workflows and compliance.

•

Proprietary Indexing and Storage: The metadata produced by our cognitive processing is indexed and stored in a temporal elastic database that correlates disparate metadata derived from various cognitive engines across our platform, as well as third-party datasets, providing comprehensive search capabilities.

•

Applications and Cognitive Analytics: Once the media has been processed, indexed and stored, cognitive analytics can be deployed to uncover relationships, enable insights and recommend actions. We have developed a suite of core applications, and several industry targeted applications, to facilitate the use of our platform and enable users to discover patterns across a diverse set of media to correlate data, optimize objectives and provide near real-time insights.  The modular structure of our aiWARE platform enables rapid development and deployment of applications that unlock actionable insights from customer datasets that are relevant to the specific needs of different markets.  This allows us and third parties, including system integrators and end user customers, to quickly and easily build and deploy new applications on top of our aiWARE architecture or integrate existing applications with the platform.

Ingestion and Adapters

Data exists in a myriad of formats.  We have built a scalable, source and type agnostic ingestion process that utilizes adapters, which are lightweight, pluggable software modules that have been purpose-built on our real-time framework to capture a wide range of unstructured data, such as audio files, video files, images and documents, from wherever they reside, to ingest them into our platform for further processing, actions and analytics.  Our adaptors also allow users to ingest and process structured data, such as public and private databases, enabling analysis and correlation of such data with unstructured data.  Adapters are specific to the ingestion source type and allow for media from that source to be processed through our infrastructure. Our ingestion process includes an adapter module framework that enables aiWARE to dynamically load data from external sources and repositories (i.e. Microsoft OneDrive, DropBox, Box, Google Drive, HTTP/RTSP/RTMP Streams, IP-based cameras, etc.) automatically.

We plan to continue to expand our current collection of adapters to enable the capture of an increasingly diverse array of data types and formats, whether industry-standard or proprietary, over time.  The open architecture of our solution also enables external developers to write these adapters to extend the platform to be able to ingest additional data sources and types for their particular use cases.

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

Our innovative AI ecosystem currently incorporates hundreds of cognitive engines across over 20 different cognitive capabilities from multiple third-party vendors, including Amazon, Google, IBM, Microsoft and Nuance, among others, in addition to several of our own proprietary cognitive engines, including our Machine Box engines. These cognitive engines use advanced algorithms to perform a variety of cognitive processes, including transcription, language translation, face detection, face recognition, object detection, object recognition, logo recognition, sentiment analysis, text keyword/topic analysis, audio/video fingerprinting, geolocation, visual moderation and optical character recognition, among others. By having a number of engines from different providers within the same class, we are able to benchmark the engines to identify the optimal engine for a user’s needs and in some cases use them together to provide better overall accuracy than any single engine can achieve.

Our acquisition of Machine Box brought us state-of-the-art machine learning technology that developers can use to train their own custom engines.  For example, Objectbox™ allows developers to train it with their own content containing the desired objects to be detected, resulting in a high level of accuracy.  The resulting customized cognitive engine can then be deployed within aiWARE, giving users a production-ready environment in which they can leverage the object detection outputs in an AI-enabled application or custom workflow.

Conductor Technology

We have developed proprietary Conductor technology to analyze data and intelligently orchestrate processing through cognitive engine(s) to improve the performance of the data analysis process, enabling users to achieve higher accuracy and/or derive more robust intelligence from their data. Our Conductor for speech-to-text transcription uses multiple machine learning algorithms, including deep learning neural networks, to train, test and validate datasets to predict the best transcription engine for the user’s specific data, and in some cases to select and employ multiple engines, to maximize the accuracy of the transcription results. This capability enables our platform to produce higher transcription accuracy than a single engine solution, and is particularly important for use cases involving multi-language or multi-dialect voice recordings that require multiple transcription engines.

Our Conductor technology allows us to orchestrate the correlation of data from multiple structured and unstructured data sources, together with the cognitive processing outputs from different cognitive classes, to improve data analysis. We are currently working to leverage our Conductor technology to develop further data correlation and analysis capabilities, including inter-class capabilities.  We believe that, in the future, the application of our proprietary Conductor technology will enable our aiWARE platform to derive contextual meaning from one cognitive class, such as object recognition, and apply this context and understanding to other classes of cognition, including transcription and facial recognition.

We consider our Conductor technology to be a key competitive advantage for us, and we have filed patent applications covering various aspects of this technology.

Temporal Elastic Database

Once media has been processed on our aiWARE platform, we store the results of the cognitive engine processing in a scalable, time-correlated temporal elastic database, or TED. This gives us the unique ability to synthesize various disparate cognitive results in a cohesive, time-based format, allowing users to access multivariate intelligence previously unattainable from their audio or video media or other data. We can then dissect and analyze this information, producing a multi-dimensional index for ease of search, discovery and analytics. TED provides access to processed data through a dynamic multivariate toolset that enables queries of all elements within, around and derived from the data and associated cognitive analysis. Elements include, but are not limited to, cognitive engine outputs (transcripts, translations, recognized objects and faces, etc.), file metadata, structured datasets, and user-associated metadata such as content template outputs and freeform tags. TED’s architecture leverages several commercial, open source, distributed and non-relational databases with proven scalability and performance characteristics.

Core Applications

We have developed a suite of core applications that comprise the base level services of our platform.  These core applications can be used independently for numerous use cases and also serve as a foundation for other applications that we and third parties have developed, or may develop in the future, to address specific customer use cases within our key markets.

Our aiWARE platform’s core applications include the following:

•

CMS.  Content Management System (“CMS”) enables our users to ingest, process and search their data. The CMS application provides a common workflow for adding data sources through ingestion adapters. Cognitive workflows can be assigned to data sources, allowing the automated and customized processing of data from each distinct source. Once data has been ingested into the CMS system, it can be managed, reviewed, edited and further processed by cognitive engines.

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

Deployment Models

Our aiWARE platform is available through multiple deployment options, including fully cloud-based options hosted by us in both commercial and secure government cloud environments, as well as other deployment models that can be configured to meet customers’ specific requirements.  We have made significant enhancements to the platform’s architecture, which have resulted in greater portability and operating efficiency of the platform.  Our current architecture gives us the flexibility to deploy aiWARE’s capabilities in virtually any environment, including private and additional public cloud environments and on-premises, with improved scalability and reliability.

aiWARE is currently deployed on the Amazon Web Services (“AWS”) commercial clouds in the United States and in the United Kingdom.  We also offer secure, government cloud deployments of our platform within the AWS and Microsoft Azure (“Azure”) secure government clouds, to support government and public safety customers. In March 2019, we received an Authority to Operate (“ATO”) under the Federal Risk and Authorization Management Program (“FedRAMP”) for our AWS government cloud-based platform.

We are also able to deploy aiWARE in a manner that allows users to utilize aiWARE’s cognitive processing capabilities and certain other functionality behind the user’s firewall, with or without any connection to our services in the cloud. This deployment option is ideal for users who want to enrich their data and employ AI-powered workflows within their own systems while retaining their content and the cognitive outputs on their network for security or transmission cost reasons.  Through this deployment model, users have the option to connect to our services in the cloud, either to provision cognitive processing and other services to run within their controlled environment, or to use our cloud-based engines or suite of applications to search and analyze the results.

We are continuing to enhance the portability of aiWARE in order to provide substantially all of the features and functionality of the platform within any environment to meet customers’ needs.

Solutions for Target Markets

As the volume of data being created and collected continues to explode, we believe that AI technology will play an increasingly larger role in solving some of the world’s most complicated challenges.  We have identified numerous ways in which our aiWARE platform and related AI technology may be used to extract valuable insights from large volumes of data to solve real-world problems across a broad range of markets.  We are focused initially on the needs of customers in the media and entertainment market and government, legal and compliance markets, and we have developed several applications and services addressing specific customer use cases within these target markets.  We intend to leverage the capabilities that we have developed for these key markets to expand into other markets in the future.

Media and Entertainment Market

We have developed solutions to address the needs of leading media companies, including national radio and television broadcasters, major studios, networks and sports organizations.  These customers are leveraging our AI technologies to unlock value from their content, drive revenue, enhance post-production and media archive retrieval workflows, and gain operational efficiencies in their businesses.

Through our acquisition of Wazee Digital, we have expanded our offerings to include digital asset management solutions.  We have integrated the AI-powered cognitive capabilities of aiWARE into these solutions to enable customers to enrich and enhance the value of their content and expand their revenue opportunities.  Some of the world’s largest content owners rely on these solutions to store, manage, search, discover and distribute petabytes of content.

Our applications used by customers in the media and entertainment market include the following:

•

aiWARE Essentials.  aiWARE Essentials is a bundled offering of our core applications, CMS, Discovery and Collections.  Utilizing aiWARE Essentials, radio and television broadcasters are able to ingest their live and archived media into aiWARE and run an array of cognitive engines on the media to identify keywords, faces, logos and objects, enriching the content with additional metadata to allow it to be quickly and easily searched, analyzed, curated and shared in near real-time. We have recently released enhanced analytics features within our Discovery application that allow users to customize their analytics dashboards and reports and generate live interactive charts with robust filtering capabilities. aiWARE Essentials transforms the way these media broadcasters conduct their business by implementing AI-powered applications in their ad tracking and verification workflows, enabling them to provide advertisers with near real-time ad verification and integrated audience analytics.

•

Attribute.  Attribute is an AI-powered media attribution application that tracks the efficacy of advertising in broadcast radio and television. The application delivers customer behavior impact analytics from pre-recorded, native and organic mentions, enabling broadcasters to analyze the effect of an advertiser’s advertising placements. The application systematically verifies advertisements and mentions in broadcasts and correlates them with the advertiser’s Google Analytics website data, and displays the correlated information in a media attribution dashboard. Attribute empowers broadcaster sales representatives and campaign managers to demonstrate an advertiser’s campaign effectiveness and reveal data-driven insights for optimization of ad placements to drive greater customer return on investment, helping to drive increases in customer advertising spending.

•

Core.  Core is an enterprise level, cloud-native digital asset management solution used by content owners to store, retrieve and manage video and still images.  The solution’s robust and flexible data ingestion capabilities enable users to capture large amounts of assets across a broad range of audio, video and still image formats, and then use Core’s intuitive tagging, search and discovery functions to organize and use their content.  When combined with aiWARE, Core leverages the power of the platform’s AI capabilities to automatically enrich the metadata of content to make it discoverable and unlock its value.  Workflows can be preconfigured within Core to automatically route ingested assets for cognitive processing, such as transcription, facial recognition or logo recognition processing, with the resulting metadata displayed along the asset’s video timeline in the Core user interface.

•

Digital Media Hub.  Digital Media Hub is an intuitive web portal powered by Core through which rights holders can offer secure, global access to their content to key stakeholders, including news media and corporate partners.  The web portal provides a central location for rights holders to ingest, organize and share content in a secure, permission-based cloud environment. With the portal’s tagging, search and discovery capabilities, users are able to access content quickly and use downloaded content immediately.  Digital Media Hub offers robust reporting tools to allow rights holders to track downloads and understand what content is most important to users.  Rights holders can customize the look and feel of Digital Media Hub to represent their own brands, and have the flexibility to configure their customer-branded portals for media asset purchases.

Customers in the media and entertainment market can also access our aiWARE cognitive capabilities through our open architecture and robust application programming interfaces (“APIs”).  For example, aiWARE can be easily integrated with content owners’ digital asset management systems, enhancing these systems with AI-enabled search capabilities and workflows.  In addition, podcast publishers can integrate aiWARE with their distribution platforms to programmatically transcribe and tag audio streams with topical, descriptive and time-correlated keyword metadata prior to publishing, allowing for advanced contextual ad targeting at scale.

Government, Legal and Compliance Markets

We have developed AI-powered solutions to address the needs of customers in the government, legal and compliance markets, including law enforcement and other government agencies, legal and judicial professionals, and companies and regulatory bodies in highly regulated industries.  Law enforcement and other government agencies accumulate large amounts of audio, video and structured data on a daily basis, including from police body cameras, police car recorders, interview room cameras, 911 audio tapes, surveillance cameras and a variety of other digital media technologies. Historically, in most cases, investigators have had to review audio and video data manually due to its unstructured nature, a task that consumes huge amounts of time and causes delays in investigations. In addition, public agencies are required to provide certain information, including in many cases audio and video files, in response to requests from the public.  Recently, statutes in several states have broadened the scope of information required to be disclosed and have shortened the time periods in which such disclosures must be made.  Reviewing video footage to identify and authenticate the appropriate footage to be disclosed, and to redact faces and other sensitive information from the footage prior to disclosure, have historically been time-consuming, largely manual processes. Today, law enforcement and other government agencies can leverage our aiWARE platform and applications to organize, review, analyze and gain insight from their various data sources to greatly enhance their investigative workflows and to support their public disclosure requirements.

Within the legal market, our AI technologies support eDiscovery, the process of identifying, collecting and producing electronically stored information (“ESI”), where audio and video content analysis is playing an increasingly important role in civil litigation and criminal proceedings. Historically, the eDiscovery process has been focused primarily on text-based documents such as emails, and audio and video files have often been excluded from production requirements due to the high cost and complexity involved in automatically identifying relevant keywords, phrases or other details contained therein. Today, legal and judicial professionals must deal with escalating volumes of audio and video content resulting from recorded telephone calls, voice mails, video recordings and other sources in meeting eDiscovery requirements.  For example, the new Article 245 (Discovery) of the Criminal Procedure Law of the State of New York, which became effective on January 1, 2020, expands the types of evidence that prosecutors are required to provide to defendants, including electronic recordings (such as 911 calls) and other electronically created or stored information related to the subject matter of the case, and requires that such ESI be provided within accelerated timeframes, generally 15 to 45 days after arraignment, to allow the defendant adequate time to properly investigate and respond to all of the prosecutor’s evidence.  Our aiWARE platform’s applications and cognitive capabilities enable users to quickly search and analyze large volumes of audio files, video files, text-based documents and other ESI to identify particular words, phrases, faces, objects and voices, and to redact sensitive information prior to production, greatly increasing the speed, reducing the cost, and improving the results of discovery processes.

Our applications used by customers in the government, legal and compliance markets include the following:

•

IDentify.  Our IDentify application is a powerful AI-driven tool that enables law enforcement and judicial agencies to increase the speed and efficiency of investigative workflows.  Historically, investigators have had to manually compare crime scene footage with booking database records to identify potential suspects, a very difficult and time-consuming process.  IDentify allows users to upload and maintain booking and known offender databases in aiWARE and use facial recognition technology to automatically compare video and photographic evidence, such as footage from body cameras, dash cameras and CCTV surveillance cameras, with these databases to identify potential suspects for further investigation.  Users can optionally add detected but unknown faces to a persons of interest database for future digital evidence comparison.  Once users have reviewed and developed suspect lists from the processing results, they can share suspect information, including booking photo and information, with colleagues through the application.  IDentify gives agencies a powerful tool to augment their investigative workflows, saving valuable time and resources and helping them solve cases faster.

•

Redact.  Our Redact application enables law enforcement and judicial agencies to leverage AI to automate the redaction of faces and other sensitive information within audio, video and image-based evidence, significantly streamlining their redaction workflows.  Historically, law enforcement and judicial personnel have had to manually review and redact faces and other sensitive information from this evidence prior to disclosure.  With the significant increases in recent years in the volumes of both digital evidence and public information requests, these manual redaction processes are extremely time consuming and costly, and are not scalable.  Redact employs AI technology to automatically detect when persons appear in evidence for review and selection.  Users can also define other sensitive items appearing in video evidence and choose to automatically track the defined items for redaction throughout the video or at a single time stamp.  The application then systematically obscures selected portions of the data in the evidence.  Users can quickly download and share the redacted evidence, together with a report of all actions taken against redacted video evidence to support compliance with chain of custody requirements. With Redact, agencies can complete their review and redaction of evidence in a fraction of the amount of time spent on manual processes, freeing up valuable resources while also complying with stringent disclosure requirements.

•

Illuminate.  Our Illuminate application provides users with an effective means of searching voluminous sets of media and electronic documents to support eDiscovery efforts, and particularly their early case assessment efforts. This application allows users to rapidly ingest, process and search large volumes of audio, video, image and text-based documents, to identify and segregate relevant evidence for further review and analysis.  Illuminate’s text analytics capabilities allow users to visually explore entities, such as the persons, organizations and locations identified in the data.  Once processed and reviewed through the application, users are able to transfer a relevant subset of media and documents to our Redact application if redaction is necessary, or export it for transfer to their eDiscovery or case management platform for further processing and workflows.

We have integrated our aiWARE platform with Relativity and other industry leading eDiscovery software platforms, enabling users to leverage our AI capabilities within these review platforms as part of their eDiscovery efforts.  We provide our aiWARE cognitive processing services, including speech-to-text transcription, translation and object detection processing, through these integrations to end customers, such as law firms, corporate legal departments and judicial agencies, and to leading managed services providers that host and manage eDiscovery solutions for end customers.

We have also identified a need of customers in a broad range of industries, such as the financial services, insurance, healthcare and other highly-regulated industries, to utilize AI technology to increase the effectiveness and efficiency of their compliance efforts.  For example, our aiWARE platform could be leveraged by users in these industries to monitor electronic communications such as recorded telephone calls and e-mails, together with transactional data, to identify compliance issues such as improper securities or financial product sales practices or off-label marketing of pharmaceuticals, in near real time. In the future, we plan to expand the capabilities of our Illuminate application, to be able to support these compliance workflows.

Other Markets

The open architecture, modularity and power of our aiWARE platform make it easy to scale and adapt our solutions to a variety of other vertical markets without significant cost or integration requirements. We are currently evaluating and/or developing industry-specific solutions for a broad range of customers to enable them to leverage our platform to analyze public and private structured and unstructured data. For example, in 2020, we expect to release an enhancement to aiWARE that will allow for integration with security and video management systems to enable use of our AI processing capabilities for customers’ surveillance requirements.

Developer Tools and Applications

We offer a self-service development environment that empowers developers to create cognitive engines and AI-powered workflows and applications, and to deploy and operate them within the aiWARE platform.  Developers, including engine providers, system integrators and end user customers, can access our APIs, developer tools, samples and documentation, to rapidly build private or public engines, workflows and applications on top of the core aiWARE architecture to satisfy specific use cases, or to create software products that can be distributed to our user base as an extension of our aiWARE offerings.

We have developed Veritone Automate Studio, a low-code workflow designer that empowers technical and business teams to design and operationalize AI-powered business processes at scale, without the need for in-depth coding skills or AI expertise. Automate Studio provides an intuitive drag-and-drop user interface to allow users to easily create advanced business logic on a digital canvas, and leverages aiWARE’s scalable, event-driven architecture and ecosystem of hundreds of cognitive engines, enabling users to deploy intelligent workflows as computational engines for scale, reliability and flexibility in supporting critical business processes.

Veritone Labs is the innovation sandbox for our products and services, bringing limited release and pre-commercialized AI-powered tools to the aiWARE developer community.  Our Veritone Labs team is currently developing Veritone Verify™, a multi-factor cognitive identification service that will enable IT teams and technology providers to secure their new and existing applications and provide a seamless user experience with a biometric authentication layer, with no AI expertise required.  Verify, which is powered by the aiWARE architecture and machine learning technology, captures a user’s face and voice biometric data, and converts it into secure, structured data that can be compared with the user profile directories for authentication. We expect to launch Verify commercially in 2020.

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

Media Agency Services

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

In August 2018, we acquired Performance Bridge, a leading podcast advertising agency, which has enhanced our advertising offerings to include more comprehensive podcast solutions. Through our combined Veritone One and Performance Bridge offerings, we help clients achieve their advertising goals utilizing a variety of tactics and channels, including host-endorsed and influencer advertising, affiliate marketing, content marketing, contextual and programmatic display, digital out-of-home (“OOH”) advertising and paid search, across radio, television, podcasting, streaming audio, social media and other digital media channels.

In 2019, we placed $216.5 million in media advertising for our advertising clients, which included 1-800 flowers.com, Inc., Audible, Inc., DraftKings, Inc., Express VPN International, Ltd., HelloFresh, LinkedIn Corporation, SimpliSafe, Inc., Uber Technologies, Inc., and many others.

We leverage our aiWARE platform to help our clients improve their media placements and maximize the return on their advertising spending using real-time ad verification and media analytics, which we believe gives us a competitive advantage over other advertising agencies. Using our platform, we can manage, deliver, optimize, verify and quantify native and spot-based advertising campaigns and content distribution for our clients across multiple channels, including broadcast radio, satellite audio, streaming audio, broadcast and cable television, podcasting, and digital video services such as YouTube.

VeriAds Network

In late 2019, we launched our VeriAdsTM network, which is comprised of three programs that enable radio and television broadcasters, podcasters and social media influencers to generate incremental advertising revenue from premium advertisers, and enable these advertisers to expand their audience reach through unique ad units and new influencer avenues. The VeriAds network includes the following programs:

•

Spot Network. Similar to traditional broadcast network programs, the Spot Network manages the liquidation and fulfillment of run-of-schedule and dayparted ad units for radio and television broadcasters.

•

MicroMentions™. With MicroMentions, we have introduced a unique new ad unit to the market, available exclusively through VeriAds.  MicroMentions is an on-demand live read solution that gives broadcasters the opportunity to execute 10, 15 or 30 second ads outside of their scheduled ad inventory on a guaranteed CPM (cost per thousand) basis.  MicroMentions leverages aiWARE to programmatically manage clearance and verification of, and provide near real-time analytics for, these live reads.

•

Influencer Bridge™. Influencer Bridge is a pay-per-performance advertising program that enables audio and video content creators, including podcast, Instagram and YouTube influencers, to monetize their content through CPA (cost per action) advertisements by pairing them with premium brands looking to expand their audience reach through new influencer avenues.  Using aiWARE, we can analyze content of podcast episodes and YouTube videos included in the Influencer Bridge program to help identify new contextually relevant advertising opportunities for premier brands based on the subject matter presented, as well as to provide insights for brand safety and content transparency.

Sales and Marketing

aiWARE SaaS Solutions

We conduct sales and marketing activities related to our aiWARE SaaS solutions through a combination of our direct sales force and indirect channel partners such as value-added resellers (“VARs”), distributors, system integrators, managed services providers and referral partners.  Our direct sales organization is comprised of teams of account executives and sales managers, who are supported by sales development representatives, sales engineers, solutions architects and other inside sales and customer support personnel, currently located in the United States and the United Kingdom. These sales teams are generally organized based on their specialized knowledge and expertise within each of our target markets. We also have business development managers who are focused on identifying, developing and managing our relationships with strategic accounts, including technology and go-to-market partners and enterprise customers, across all markets. Our sales team collaborates closely with our product management, product development and data science teams to evaluate and develop solutions to address the needs of customers.

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

From a marketing perspective, we are focused on increasing our brand name recognition within our target markets. Our marketing efforts include comprehensive multi-channel campaign strategy and execution, new product introduction education and sales enablement programs as well as thought leadership programs including press and analyst relations designed to reach both market influencers and the media.

aiWARE Content Licensing Services

We conduct sales and marketing activities relating to our digital content licensing services business through our direct sales force, which is comprised of representatives located in New York, Los Angeles and Denver, who identify, develop and manage our relationships with strategic customers in the advertising, entertainment/documentary and network broadcasting industries. We maintain our Commerce web portal, where stock content and select libraries can be licensed and downloaded directly, but the majority of our business is driven through high-value libraries that require an approval process in order to gain access. We also cross-sell additional Veritone products and services, including media management and aiWARE, to our content licensor partners.

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

Customers

We market and sell our aiWARE SaaS solutions to customers primarily in the media and entertainment, government, legal and compliance markets.  To date, we have generated most of our revenues from customers in the media and entertainment market.  During 2019, ten customers accounted for approximately 49% of the total revenues from our aiWARE SaaS solutions, of which two national radio broadcasting customers accounted for approximately 21% of our total revenues from these solutions.  As we continue to grow our revenues from our aiWARE SaaS solutions, both within the media and entertainment market and across our other vertical markets, we believe that our dependence on any single customer or group of customers will be minimized.

In our advertising business, we target clients that make significant investments in advertising, particularly in native and spot-based advertising campaigns delivered over broadcast radio, satellite audio, streaming audio, podcasting, digital video services and other social media channels. During 2019, ten advertising clients accounted for approximately 43% of the total revenues from our advertising business.  We have continued to grow and diversify our advertising client base over the past few years, which has reduced our dependency on a limited number of large clients.

In our content licensing services business, we target customers such as major sports networks, advertising agencies, and film production companies that require high value content for their broadcasts and projects.  During 2019, ten customers accounted for approximately 38% of the total revenues from our content licensing services business.

No single customer accounted for 10% or more of our consolidated net revenues in 2019.

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

Competition

The market for AI-enabled solutions is rapidly evolving and highly competitive, with new capabilities and solutions introduced by both large established players such as IBM, Google, Amazon and Microsoft seeking to harness the power of AI across multiple vertical markets or enterprise functions, as well as smaller emerging companies developing point solutions that generally only address a single cognitive category or a specific industry segment.

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

Competitors in our aiWARE SaaS business fall into the following primary categories:

•

Infrastructure-based cloud computing vendors offering cognitive processing services via APIs, such as IBM Watson via Bluemix, Microsoft Cognitive Services via Azure and Amazon Machine Learning via AWS; typically, these solutions provide raw computing and storage solutions in conjunction with cognitive categories such as translation, transcription and object detection from which customers can build their own solutions;

•	Smaller AI-focused vendors offering solutions within a single cognitive category such as facial recognition, object recognition, or natural language processing;
•	System integrators that aggregate and integrate solutions from multiple underlying providers of cognitive services for clients, such as Accenture and Deloitte Consulting; and
•

Providers of hardware and/or software solutions serving a particular market, which are incorporating into their solutions automated processing, search and/or data analytics capabilities that provide functionality similar to our industry targeted applications, including the following:

o	In the media and entertainment market, providers of digital asset management systems;
o	In the public safety market, providers of police body cameras and car recorders and associated content storage and management systems; and
o	In the legal market, providers of eDiscovery solutions and/or associated hosting and managed services.

Many of the same potential competitors listed above also participate in our AI ecosystem, enabling their services to be accessed by our customers through our platform. For example, we leverage cloud computing solutions and storage from Amazon AWS and Microsoft Azure, and also deploy and integrate cognitive engines from these vendors. Further, within our target vertical markets, we are collaborating with companies within the above categories to integrate our AI capabilities with their solutions.

Advertising Business. Competitors of our advertising services are mainly traditional advertising agencies that are either large full-service agencies or smaller niche agencies with a particular specialization or focus, such as radio media placement or podcast advertising, as well as large consulting firms in the media industry.  We also face competition from clients that have the resources and ability to service their advertising and marketing needs in-house. We believe that we currently are, and will continue to, compete successfully against our competitors on several key factors. We are a leader in endorsed radio and podcast advertising services and expect to be able to command more of our clients’ advertising budgets as we expand our media services further within digital and television. In addition, we leverage our platform to provide our clients with innovative technology that we believe provides them with better analytics and insights into their advertising campaigns than our competitors for better advertising performance and optimization.

Content Licensing Business.  In our content licensing business, we do not currently face significant competition from third parties, particularly in North America; however, many rights holders manage the licensing of their content in-house, and rights holders that we currently represent may choose to license their own content directly in the future.  As we expand our content licensing business internationally, we believe that we will face greater competition from third parties, including large global events and talent management companies.  We believe that we may also face more competition in North America in the future, as new representation companies emerge or expand their business in the region.  We believe that our ability to use the cognitive capabilities of aiWARE to enrich and enhance the searchability of content, and to leverage relationships with customers and vendors across our aiWARE SaaS and advertising businesses, gives us a competitive advantage over other representation companies and allows us to achieve greater benefits for rights holders than they can achieve through their own in-house efforts.

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

Research and Development

Our research and development organization is comprised of employees who are responsible for the design, development and testing of our AI and software solutions, including software engineers, quality engineers, data scientists, data engineers, product managers and user experience designers.  Our research and development organization is generally organized in teams, with one team focused on our core aiWARE architecture and capabilities and other teams focused on solutions and applications that address specific use cases in our key markets. We focus our efforts on developing new features and expanding the core technologies that further enhance the usability, functionality, reliability, performance and flexibility of our platform, as well as allow us to operate in new vertical markets.  In addition, we contract with select third-party engineering services to support development and quality assurance testing.  We plan to continue to make significant investments in developing our AI technologies, expanding the functionality and capabilities of our aiWARE platform, and building new software capabilities.

Intellectual Property

We rely on a combination of patent, copyright, trademark and trade secret laws in the United States and other jurisdictions, as well as license agreements and other contractual protections, to protect our proprietary technology. We also rely on a number of registered and unregistered trademarks to protect our brand.

As of February 29, 2020, in the United States, we had 26 issued patents, which expire between 2027 and 2038, and had 31 patent applications pending for examination. As of such date, we also had nine issued patents and 44 patent applications pending for examination in foreign jurisdictions (including international PCT applications), all of which are related to our U.S. patents and patent applications. In addition, we have registered, or have applied for registration of, numerous trademarks, including Veritone and aiWARE, in the United States and in several foreign jurisdictions.  We seek to protect our intellectual property rights by implementing a policy that requires our employees and independent contractors involved in development of intellectual property on our behalf to enter into agreements acknowledging that all works or other intellectual property generated or conceived by them on our behalf are our property, and assigning to us any rights, including intellectual property rights, that they may claim or otherwise have in those works or property, to the extent allowable under applicable law.

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

Our customers utilize our aiWARE SaaS solutions and related services to process, analyze and store data, which may contain personal information that is subject to data protection and privacy laws in various jurisdictions.  For example, in providing certain solutions and related services to customers located in Europe, we are deemed to be a data processor under the European Union General Data Protection Regulation (“GDPR”).  The GDPR applies to all companies processing personal data of EU residents, regardless of the company’s location.  As a result, we are obligated to comply with the GDPR in processing personal data on behalf of our customers.  We are also obligated to comply with the GDPR as a data controller with respect to personal data of certain employees and individuals employed or engaged by our current or prospective customers, vendors and service providers, which we receive and process in the course of our business.

We are also required to comply with the California Consumer Privacy Act (“CCPA”), which became effective on January 1, 2020, and the regulations implemented or to be implemented thereunder, with respect to personal information of California consumers that we collect and process, both directly and indirectly as a service provider to our customers.

Under the GDPR and/or the CCPA, as well as similar data protection regulations implemented in other jurisdictions, including in other states within the United States, we are required to maintain appropriate technical and organizational measures to ensure the security and protection of personal data and information, and we must comply (either directly or indirectly in support of our customers’ compliance efforts, as provided for in our contracts with customers) with a number of requirements with respect to individuals whose personal data or information we collect and process, including, among others, notification requirements and requirements to comply with requests from individuals to (i) opt out of collection, processing and/or sale of their data or information, (ii) delete their data or information, and (iii) receive copies of and other information regarding our collection and processing of their data or information.

Employees

As of February 29, 2020, we had a total of 277 employees, substantially all of which were full-time employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

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

Risks Related to Our Business, Industry and Financial Condition

We are still developing our aiWARE platform, and our effort to expand our aiWARE SaaS business may not succeed.

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

•	Failure to provide adequate customer support;
•	Long sales cycles, particularly for customers in the law enforcement and other government markets;
•	Failure to generate broad customer acceptance of or interest in our solutions;
•	Increases in costs or lack of availability of certain cognitive engines;
•	Challenges in operating our platform on secure government cloud platforms and complying with government security requirements; and
•	Higher data storage and computing costs.

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

The AI market is relatively new and evaluating the size and scope of the market is subject to a number of risks and uncertainties. We believe that our future success will depend in large part on the growth of this market. The utilization of our platform by customers is still relatively new, and customers may not recognize the need for, or benefits of, our platform, which may prompt them to cease use of our platform or decide to adopt alternative products and services to satisfy their cognitive computing, search and analytics requirements. In order to expand our business and extend our market position, we focus our marketing and sales efforts on educating customers about the benefits and technological capabilities of our platform and the application of our platform to the specific needs of customers in different markets. Our ability to access and expand the market that our platform is designed to address depends upon a number of factors, including the cost, performance and perceived value of our platform. Market opportunity estimates are subject to significant uncertainty and are based on assumptions and estimates, including our internal analysis and industry experience. Assessing the market for our solutions in each of the vertical markets we are competing in, or are planning to compete in, is particularly difficult due to a number of factors, including limited available information and rapid evolution of the market. The market for our platform, or for AI cognitive computing in general, may fail to grow significantly or be unable to meet the level of growth we expect. As a result, we may experience lower-than-expected demand for our products and services due to lack of customer acceptance, technological challenges, competing products and services, decreases in spending by current and prospective customers, weakening economic conditions and other causes. If the market for AI-based solutions does not experience significant growth, or if demand for our platform does not increase in line with our projections, then our business, results of operations and financial condition will be adversely affected.

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

In order to grow our business, we plan to drive greater awareness and adoption of our aiWARE platform, applications and services from enterprises across new vertical markets, including the legal and compliance and government markets. We intend to continue to invest in sales and marketing, as well as in technological development, to meet evolving customer needs in these and other markets. There is no guarantee, however, that we will be successful in gaining new customers from any or all of these markets. We have limited experience in marketing and selling our aiWARE platform, applications and services generally, and in particular in these new markets, which may present unique and unexpected challenges and difficulties. For example, in order for us to offer our aiWARE SaaS solutions to certain government customers, we are required to operate our aiWARE platform in a secure government cloud environment, and in some cases, in a private cloud environment or an on-

premises environment, in order to meet these customers’ requirements and to enable them to maintain compliance with applicable regulations that govern the use, storage and transfer of certain government data. However, due to the secure nature of these environments, at this time, not all of the functionalities, features and cognitive processing capabilities of our aiWARE platform are available in these environments, which may limit or reduce the performance and quality of our services. Furthermore, we may incur additional costs to modify our current platform to conform to customers’ or cloud providers’ requirements, and we may not be able to generate sufficient revenue to offset these costs. We are also required to comply with certain regulations required by government customers, such as FedRAMP and Criminal Justice Information Services (“CJIS”), which require us to incur significant costs, devote management time and modify our current platform and operations. If we are unable to comply with those regulations effectively and in a cost-effective manner, our financial results could be adversely affected.

We use a variety of marketing channels to promote our aiWARE platform, such as digital, print and social media advertising, email campaigns, industry events and public relations. If the costs of the marketing channels we use increase dramatically, then we may choose to use alternative and less expensive channels, which may not be as effective as the channels we currently use. As we add to or change the mix of our marketing strategies, we may need to expand into more expensive channels, which could adversely affect our business, results of operations and financial condition. In addition, we have limited experience marketing our aiWARE platform and we may not be successful in selecting the marketing channels that will provide us with exposure to customers in a cost-effective manner. As part of our strategy to penetrate new vertical markets, we will incur marketing expenses before we are able to recognize any revenue in such markets, and these expenses may not result in increased revenue or brand awareness. We have made in the past, and may make in the future, significant expenditures and investments in new marketing campaigns, and these investments may not lead to the cost-effective acquisition of additional customers. If we are unable to maintain effective marketing programs, then our ability to attract new customers or enter into new vertical markets could be adversely affected.

If we are not able to enhance our products or introduce new products that achieve market acceptance and keep pace with technological developments, our business, results of operations and financial condition could be harmed.

Our ability to attract new customers and increase revenue from existing customers depends in part on our ability to enhance and improve our aiWARE platform and applications and introduce new products and features, including enhancements necessary to provide substantially all of the features and functionality of the platform within a private cloud or on-premises environment, as well as new applications to address additional customer use cases. The success of any enhancements or new products depends on several factors, including timely completion, adequate quality testing, actual performance quality, market-accepted pricing levels and overall market acceptance and demand. Enhancements and new products that we develop may not be introduced in a timely or cost-effective manner, may contain defects, may have interoperability difficulties with our platform, or may not achieve the market acceptance necessary to generate significant revenue. If we are unable to successfully enhance our aiWARE platform and applications to meet evolving customer requirements and develop new products and applications, or if our efforts to increase the usage of our aiWARE platform are more expensive than we expect, then our business, results of operations and financial condition could be harmed.

Our competitors, partners or others may acquire third party technologies used in our platform, which could result in them blocking us from using the technology in our platform, offering it for free to the public or making it cost prohibitive for us to continue to incorporate their technologies in our platform, or these third party technology providers may otherwise terminate their relationships with us, which could adversely affect the functionality of our platform.

Our success depends in part on our ability to attract, incorporate and maintain high performing cognitive engines on our platform. If any third party acquires a cognitive engine that is on our platform, they may preclude us from using it as a component of our platform or make it more expensive for us to utilize.  In addition, a third-party engine provider may terminate its relationship with us, or may otherwise cease to make its cognitive engines available to us. In either case, if that engine has unique capabilities or a significant performance advantage over other engines and we are unable to identify a suitable replacement engine, the interruption could cause us to lose customers. It is also possible that a third party acquirer of such technology could offer the cognitive engines and technologies to the public as a free add-on capability, in which case certain of our customers would have less incentive to pay us for the use of our platform. If a key third party technology becomes unavailable to us or is impractical for us to continue to use, the functionality of our platform could be interrupted, and our expenses could increase as we search for an alternative technology. As a result, our business, results of operations and financial condition could be adversely affected through the loss of customers, reputational harm and/or from increased operating costs.

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

We believe that the success of our platform will depend in part on our ability to develop a strong brand identity for our “Veritone”, “aiWARE” and other service marks, and to increase the market awareness of our platform and its capabilities. The successful promotion of our brand will depend largely on our continued marketing efforts and our ability to ensure that our technology provides the expected benefits to our customers. We also believe that it is important for us to be thought leaders in the AI-based cognitive computing market. Our brand promotion and thought leadership activities may not be successful or produce increased revenue. In addition, independent industry analysts often provide reviews of our platform and of competing products and services, which may significantly influence the perception of our platform in the marketplace. If these reviews are negative or not as positive as reviews of our competitors’ products and services, then our brand may be harmed.

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

We experienced net losses of $62.1 million, $61.1 million and $59.6 million in fiscal years 2019, 2018 and 2017, respectively. As of December 31, 2019, we had an accumulated deficit of approximately $232.5 million. We may not achieve profitability in the near future or at all. We expect to continue to expend substantial financial and other resources on, among other things:

•	investments to expand and enhance our platform and technology infrastructure, make improvements to the scalability, availability and security of our aiWARE platform, and develop new products;
•	sales and marketing, including expanding our direct sales organization and marketing programs, and expanding our programs directed at increasing our brand awareness among current and new customers;
•	hiring additional employees;
•	expansion of our operations and infrastructure, both domestically and internationally; and
•	general administration, including legal, accounting and other expenses.

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

Our success depends largely upon the continued services of our Chief Executive Officer, Chad Steelberg, our President, Ryan Steelberg, and our other executive officers and senior management. We rely on our leadership team in the areas of strategy and implementation, research and development, operations, security, marketing, sales, support and general and administrative functions. We do not currently have any employment agreements with our executive officers or senior management team that require them to continue to work for us for any specified period, and, therefore, they could terminate their employment with us at any time. The loss of Chad Steelberg or Ryan Steelberg, or one or more of the members of our management team, could adversely impact our business and operations and disrupt our relationships with our key customers.

If we are unable to hire, retain and motivate qualified personnel, our business will suffer.

Our future success depends, in part, on our ability to continue to attract and retain highly skilled personnel. We believe that there is, and will continue to be, intense competition for highly skilled management, engineering, data science, sales, marketing and other personnel with experience in the businesses in which we operate. We must provide competitive compensation packages and a high-quality work environment to hire, retain and motivate employees. If we are unable to retain and motivate our existing employees and attract qualified personnel to fill key positions, we may be unable to manage our business effectively, including the development, marketing, sale and delivery of our products and services, which could adversely affect our business, results of operations and financial condition. To the extent we hire personnel from competitors, we also may be subject to allegations that they have been improperly solicited or that they have divulged proprietary or other confidential information.

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

Our ten largest customers by revenue accounted for approximately 24%, 39% and 61% of our net revenues in fiscal years 2019, 2018 and 2017, respectively.

To date, we have generated most of our aiWARE SaaS revenues from customers in the media and entertainment market.  During 2019, ten customers accounted for approximately 49% of the total revenues from our aiWARE SaaS solutions, and two national radio broadcasters represented 21% of such total revenues.  In our content licensing business, ten customers accounted for approximately 38% of the total revenues from this business in 2019.  In our advertising business, ten customers accounted for approximately 43% of our total revenues from this business in 2019.  Our advertising business has experienced and may continue to experience volatility in net revenues, often due to reductions in clients’ advertising budgets due to issues with their own businesses.

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

Recent and proposed laws regarding the use of facial recognition technology could have a material adverse effect on demand for certain of our products.

Certain of our SaaS products and services, particularly our IDentify face matching application for law enforcement agencies, utilize facial recognition technology.  Facial recognition technology has recently been the subject of increasing concern and criticism regarding the potential for the technology to misidentify individuals as criminal suspects, and to be used in ways that infringe on individual rights.  Recently, a proposal was made by the European Union to temporarily ban all uses of facial recognition technology in the European Union for a period of five years, and a bill was introduced in the U.S. Senate that would temporarily ban the use of facial recognition technology by Federal agencies, while regulations on the use of the technology are developed and implemented.  In addition, legislation has been introduced in several state legislatures, including Massachusetts, New Hampshire and South Carolina, that would ban the use of the technology by governmental agencies in those jurisdictions, and several U.S. cities, including San Francisco, California, Oakland, California and Somerville, Massachusetts, have already enacted such bans.  In the event that such bans are enacted, potential government customers for our IDentify solution in that jurisdiction would be prohibited from using the technology unless and until the ban is lifted.  If such bans are enacted in a significant number of jurisdictions, it would have a material adverse effect on the market for software solutions that utilize facial recognition technology, including our IDentify solution.

Similarly, data privacy laws have been enacted in a number of jurisdictions, including the European Union, California and Nevada, and have been introduced in several additional states, which regulate the collection of certain personal information regarding individuals, including their facial images, and the use of such data, including in facial recognition systems.  Such laws may have the effect of limiting the potential demand for our aiWARE platform for non-governmental use cases that utilize facial recognition technology, which could adversely impact our ability to grow our business in those areas.

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

•	litigation or other claims in connection with the acquisition of the acquired company, including claims from terminated employees, customers, former stockholders, or other third parties.

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

The media placement industry is highly competitive, and certain advertising clients periodically put their advertising, marketing and corporate communications business up for competitive review. Clients also review the cost and benefit of servicing all or a portion of their advertising and marketing needs in-house. We have won and lost accounts in the past as a result of these reviews. In addition, from time to time, clients cancel media campaigns for their internal business reasons. For example, we received total net revenues from one advertising client of $2.1 million in 2018 compared with only $0.8 million in 2019, and we do not expect to receive revenues from this client in 2020, due to a significant reduction in the client’s overall advertising spend resulting from adverse changes in its business. Because our advertising contracts generally can be cancelled by our clients upon 30 to 90 days’ prior written notice, clients can easily change media providers or cancel media commitments on short notice without any penalty. In order to retain existing clients and win new clients, we must continue to develop solutions that meet client needs, provide quality and effective client service, and achieve clients’ requirements for return on advertising investment and pricing. In addition, our advertising business is primarily engaged in the placement of endorsed media, and we may face increased competition in this business in the future from other advertising agencies that provide a more comprehensive range of advertising services to their clients. To be able to offer a broader range of services, we would need to add additional capabilities, such as television buying, and we may not be able to do so effectively. To the extent that we are not able to remain competitive or retain key clients, our revenue may be adversely affected, which could have a material and adverse effect on our business, results of operations and financial position.

Our advertising business is dependent on growth in demand for endorsed media and the availability of sufficient media personalities with appropriate program content to deliver endorsed media.

Our advertising business is primarily engaged in the placement of endorsed media, which depends on the availability of media personalities with appropriate program content to deliver endorsed media. The endorsed media market is still at a relatively early stage of development, and its future growth is uncertain. Our ability to grow our sales in this business will be dependent in part upon the level of interest in endorsed media among advertisers, and upon the number of available media personalities and our ability to identify and engage an increasing number of such personalities on a cost-effective basis. If demand for endorsed media fails to grow, or if we are unable to identify sufficient appropriate media personalities to deliver the endorsed media content, our ability to grow our advertising business would be impacted materially.

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

Our continued growth depends in part on the ability of customers to access our aiWARE SaaS solutions at any time and within an acceptable amount of time. We have experienced, and may in the future experience, disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, introductions of new applications and functionality, software errors and defects, capacity constraints due to an increasing number of users accessing our platform simultaneously, or security related incidents. In addition, from time to time we may experience limited periods of downtime due to cloud infrastructure failures or other technical difficulties (as well as maintenance requirements). Because we also incorporate diverse software and hosted services from many third-party vendors, we may encounter difficulties and delays in integrating and synthesizing these applications and programs, which may cause downtimes or other performance problems. It may become increasingly difficult to maintain and improve our performance, especially during peak usage times and as our platform becomes more complex and our user traffic increases. Certain of our customer contracts include service level obligations, including system uptime commitments and/or required response times in the case of technical issues. If our aiWARE SaaS solutions are unavailable or if our users are unable to access them within a reasonable amount of time or at all, we may be in breach of our contractual obligations, we may be required to issue credits or refunds to customers, and/or our customers may be entitled to terminate their contracts with us, and our business would be adversely affected and our brand could be harmed. In the event of any of the factors described above, or certain other failures of our infrastructure, customer data may be permanently lost. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed, and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, customers may cease to use our aiWARE SaaS solutions and our business and operating results may be adversely affected.

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

We rely primarily upon AWS and Microsoft Azure to operate our aiWARE SaaS solutions, and any disruption of or interference with our use of AWS, Microsoft Azure or similar third party services would adversely affect our business operations.

We primarily use AWS to host our aiWARE SaaS solutions and for our storage needs. We have also deployed our aiWARE platform on the Azure secure government cloud.  Users need to be able to access our platform at any time, without interruption or degradation of performance. AWS and Azure run their own platforms that we access, and we are, therefore, vulnerable to service interruptions at AWS and Azure. We do not have control over the operations of AWS or Azure, and we may experience interruptions, delays and outages in service and availability from time to time due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions and capacity constraints. In addition, if our security, or that of AWS or Azure, is compromised, our platform and systems are unavailable to our customers, or our customers are unable to use our platform and systems within a reasonable amount of time or at all, then our business, results of operations and financial condition could be adversely affected. In some instances, we may not be able to identify the cause or causes of these performance problems within a period of time acceptable to our customers.

AWS and Azure provide us with hosting, computing and storage capacity pursuant to agreements that may be cancelled under certain circumstances. If any of our agreements with AWS or Azure is terminated, we could experience interruptions on our platform and in our ability to make our platform available to customers, as well as delays and additional expenses in arranging alternative cloud infrastructure services.

While we have deployed our aiWARE platform to work on the AWS and Azure secure government clouds, the secure nature of these secure government clouds limits certain features of our aiWARE platform, which could impact a user’s experience on our platform and may make it harder to achieve broad acceptance of the cloud-based version of our platform among government users.

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

Our customers utilize our aiWARE SaaS solutions and related services to process, analyze and store data, which may contain personal information that is subject to data protection and privacy laws in various jurisdictions.  Federal, state and foreign government bodies and agencies have adopted, or may in the future adopt, laws and regulations regarding the collection, use, processing, storage and disclosure of personal information, such as the GDPR, the CCPA and similar regulations adopted in other jurisdictions, including other states within the United States.  In addition to government regulation, privacy advocates and industry groups may propose various self-regulatory standards that may legally or contractually apply to our business.

The regulatory framework relating to privacy and data protection issues worldwide is evolving rapidly and is likely to remain uncertain for the foreseeable future. Because the interpretation and application of many privacy and data protection laws, regulations and applicable industry standards are uncertain, it is possible that these laws, regulations and standards may be interpreted and applied in a manner inconsistent with our existing privacy and data management practices. As we expand into new jurisdictions or verticals, we will need to understand and comply with various new requirements applicable in those jurisdictions or verticals. For example, we have entered into agreements and are actively pursuing opportunities to provide our aiWARE SaaS solutions to customers in Europe, particularly in the legal and compliance and government markets, which involve processing of personal data.  In providing our aiWARE SaaS solutions and related services, we are deemed to be a data processor and are required to comply with the GDPR, which applies to all companies processing personal data of EU residents regardless of the company’s location, as well as with additional obligations to our customers to support their compliance with the GDPR.  We are also obligated to comply with the GDPR as a data controller with respect to personal data of certain employees and individuals employed or engaged by our current or prospective customers, vendors and service providers, which we receive and process in the course of our business.  The GDPR imposes financial penalties for non-compliance, which can be up to four percent of global revenue or 20 million Euros, whichever is greater.  We are also required to comply with the CCPA, which became effective on January 1, 2020, and the regulations implemented or to be implemented thereunder, with respect to personal information of California consumers that we collect and process, both directly and indirectly as a service provider to our customers.

Under the GDPR and/or the CCPA, as well as similar data protection regulations implemented in other jurisdictions, we are required to maintain appropriate technical and organizational measures to ensure the security and protection of personal data and information, and we must comply (either directly or indirectly in support of our customers’ compliance efforts, as provided for in our contracts with customers) with a number of requirements with respect to individuals whose personal data or information we collect and process, including, among others, notification requirements and requirements to comply with requests from individuals to (i) opt out of collection, processing and/or sale of their data or information, (ii) delete their data or information, and (iii) receive copies of and other information regarding our collection and processing of their data or information.

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

If we are unable to develop and maintain successful relationships with consulting and technology partners, our business, results of operations and financial condition could be adversely affected.

We believe that continued growth of our business depends in part upon identifying, developing and maintaining strategic relationships with consulting and technology partners. As part of our growth strategy, we intend to further develop our relationships and business with these partners. If we fail to establish these relationships in a timely and cost-effective manner, or at all, then our business, results of operations and financial condition could be adversely affected. Additionally, even if we are successful at developing these relationships but there are problems or issues with the integrations, our reputation and ability to grow our business may be adversely affected.

If we are not able to compete effectively, our business and operating results will be harmed.

While the market for AI-based systems for search and analysis of audio, video and other unstructured data is still in the early stages of development, we face competition from various sources, including large, well-capitalized technology companies such as Google, Microsoft, Amazon and IBM. These competitors may have better brand name recognition, greater financial and engineering resources and larger sales teams than we have. As a result, these competitors may be able to develop and introduce competing solutions and technologies that may have greater capabilities than ours or that are able to achieve greater customer acceptance, and they may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. In addition, we may also compete with smaller competitors, including developers of cognitive engines, who may develop their own solutions that perform similar services as our platform for specific use cases, as well as with systems integrators that aggregate and integrate cognitive solutions from multiple providers for their clients. We expect that competition will increase and intensify as we continue to expand our serviceable markets and the capabilities of our aiWARE platform and services. Increased competition may result in pricing pressures and require us to incur additional sales and marketing expenses, which could negatively impact our sales, profitability and market share.

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

There has been considerable patent and other intellectual property development activity in the AI industry, which has resulted in litigation based on allegations of infringement or other violations of intellectual property rights. Our future success depends, in part, on not infringing the intellectual property rights of others. In the future, we may receive claims from third parties, including our competitors, alleging that our platform and underlying technology infringe or violate such third party’s intellectual property rights, and we may be found to be infringing upon such rights. We may be unaware of the intellectual property rights of others that may cover some or all of our technology. In addition, in operating our platform, we rely significantly on software provided by third parties, including cognitive engines and applications, and we may become subject to similar infringement claims related to such third party software.  We may not have adequate indemnities from, or we may not be successful in enforcing our rights to indemnification by, such third party software providers.

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

Our success depends, in part, on our ability to protect our brand and the proprietary methods and technologies that we develop under patent and other intellectual property laws of the United States and foreign jurisdictions so that we can prevent others from using our inventions and proprietary information. As of February 29, 2020, in the United States, we had 26 issued patents, which expire between 2027 and 2038, and had 31 patent applications pending for examination. As of such date, we also had nine issued patents and 44 patent applications pending for examination in foreign jurisdictions (including international PCT applications), all of which are related to our U.S. patents and patent applications. We may not be issued any additional patents and any patents that have been issued or that may be issued in the future may not provide significant protection for our intellectual property. In addition, we have registered, or have applied for registration of, numerous trademarks, including Veritone and aiWARE, in the United States and in several foreign jurisdictions. If we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology and our business, results of operations and financial condition may be adversely affected.

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

Our ability to retain existing customers and attract new customers depends in part on our ability to maintain a consistently high level of customer service and technical support. Our customers depend on our service support team to assist them in utilizing our platform effectively and to help them to resolve issues quickly and to provide ongoing support. As we continue to develop our aiWARE platform, we release new features and functionality frequently, which increases the level of support required by our customers and requires continuous training of our customer support personnel.  If we are unable to hire and train sufficient support resources or are otherwise unsuccessful in assisting our customers effectively, it could adversely affect our ability to retain existing customers and could prevent prospective customers from adopting our platform. We may be unable to respond quickly enough to accommodate short-term increases in demand for customer support. We also may be unable to modify the nature, scope and delivery of our customer support to compete with changes in the support services provided by our competitors. Increased demand for customer support, without corresponding revenue, could increase our costs and adversely affect our business, results of operations and financial condition. Our sales are highly dependent on our business reputation and on positive recommendations from customers. Any failure to maintain high-quality customer support, or a market perception that we do not maintain high-quality customer support, could adversely affect our reputation, business, results of operations and financial condition.

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
•

difficulties with differing technical standards, data privacy and telecommunications regulations and certification requirements outside the United States, which could prevent customers from deploying our products or limit their usage;

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

The market price of our common stock has been, and we expect will continue to be, subject to extreme fluctuations over short periods of time. For example, from the completion of our initial public offering (“IPO”) on May 12, 2017 through February 29, 2020, the closing price of our common stock has ranged from a low of $2.16 to a high of $65.91. These fluctuations may be due to various factors, many of which are beyond our control, including:

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

The trading market for our common stock is influenced by the research and reports that securities or industry analysts may publish about us, our business, our market or our competitors. If any of the analysts who cover us adversely change their recommendations regarding our common stock or provide more favorable recommendations about our competitors, the market price of our common stock may decline. If any of the analysts who cover us were to cease coverage of us or fail to publish reports on us regularly, visibility of our company in the financial markets could decrease, which in turn could cause the market price or trading volume of our common stock to decline.

Substantial future sales of our common stock, or the perception in the public markets that these sales may occur, may depress our stock price.

Our common stock is traded on the NASDAQ Global Market (“NASDAQ”) and, despite certain increases of trading volume from time to time, there have been periods when our common stock could be considered thinly-traded, meaning that the number of persons interested in purchasing our common stock at or near bid prices at any given time may be relatively small. Equity or equity-related financing transactions that result in a large amount of newly issued shares that become readily tradable, or sales of significant numbers of shares by current stockholders, have placed, and in the future could place, downward pressure on the trading price of our stock. In addition, during times of lower trading volume, a stockholder who desires to sell a large number of shares of common stock may need to sell the shares in increments over time to mitigate any adverse impact of the sales on the market price of our stock.

If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, including shares issued upon the exercise of any outstanding options or warrants, the market price of our common stock could fall. Sales of a substantial number of shares of our common stock may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. In the event that the price of our stock falls, we may become involved in securities class action litigation that could divert management’s attention and harm our business.

Further, we have registered all common stock issued in connection with the three acquisitions we consummated in the third quarter of 2018, and we have registered, or intend to register, all common stock issuable under our 2014 Stock Option/Stock Issuance Plan, our 2017 Stock Incentive Plan, our 2018 Performance-Based Stock Incentive Plan and our Employee Stock Purchase Plan. As a result, these shares can be freely sold in the public market once issued. If a large number of these shares are sold in the public market, the sales could reduce our trading price.

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

We identified control deficiencies in our financial reporting processes, which constituted material weaknesses for the years ended December 31, 2018 and December 31, 2019. The material weakness identified for the year ended December 31, 2018 related to the accounting for infrequent complex transactions, such as the three business acquisitions completed in the third quarter of 2018, and the material weakness identified for the year ended December 31, 2019 related primarily to the accounting for advertising net revenues.  The identified control deficiencies resulted in a number of financial statement adjustments. The net impact of these adjustments on our financial statements for the applicable year was not material.

During 2019, we implemented measures to remediate the material weakness related to the accounting for infrequent complex transactions, and we have concluded that this material weakness had been fully remediated as of December 31, 2019. We have also initiated certain measures to remediate the material weakness related to accounting for advertising net revenues, and we may need to implement additional appropriate measures in the future. However, there can be no assurance that we will be able to fully remediate such material weakness, or that our remedial actions will prevent these weaknesses from re-occurring in the future.

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, and could have a material and adverse effect on our business, results of operations and financial condition and could cause a decline in the trading price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on NASDAQ.

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

We expect to incur increased costs as a public company, including costs relating to compliance with the Sarbanes-Oxley Act and other regulations, in the future.

When we are no longer an emerging growth company, we will be subject to additional reporting requirements as a public company, including the requirement to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act.  We expect that we will incur increased legal, accounting and other costs as we continue to improve existing, and implement new, operational and financial systems, procedures and controls to prepare for and comply with these additional requirements.

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

Our principal executive offices are located in Costa Mesa, California and are comprised of approximately 39,000 square feet of office space, which we lease under a lease expiring on December 31, 2024. Our effective base rental payments under this lease are approximately $114,000 per month, and we also pay certain operating expense charges relating to the space. Subject to meeting certain conditions, we have two options to extend the term for additional periods of five years each, and we have certain rights to lease other available space in the building.

In addition to our principal executive offices, we lease office space in Newport Beach and San Diego, California; Denver, Colorado; Binghamton and New York, New York; Seattle, Washington; and London, England.

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

Market Information and Holders

Our common stock is listed on the NASDAQ under the ticker symbol “VERI.”  As of February 29, 2020, we had 42 holders of record of our common stock based upon the records of our transfer agent, which do not include beneficial owners of common stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

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

Recent Sales of Unregistered Equity Securities

We had no sales of unregistered equity securities during the fourth quarter of 2019.

Purchases of Equity Securities

We made no purchases of our equity securities during the fourth quarter of 2019.

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

Overview

We are a provider of AI solutions, including our proprietary AI platform, aiWARE. Through our acquisition of Wazee Digital, we have expanded our offerings to include digital content management and content licensing services. We also operate a full-service media advertising agency. Through our acquisition of Performance Bridge, we have expanded our advertising agency offerings to include more comprehensive podcast solutions.  Our business, products and services are discussed in detail in Item 1 (Business) of this Annual Report on Form 10-K.

The following is a discussion and analysis of certain factors that have affected our results of operations and financial condition during the periods included in the accompanying consolidated financial statements.  In this discussion, we refer to our media advertising agency, including Performance Bridge’s offerings, as our advertising business, our content licensing and live events services as our aiWARE content licensing and media services, and our aiWARE platform and digital content management offerings, including Wazee Digital’s SaaS offerings, collectively as our aiWARE SaaS solutions.

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

Machine Box

On September 6, 2018, we acquired all of the outstanding capital stock of Machine Box by means of a merger of one of our wholly owned subsidiaries with and into Machine Box, with Machine Box surviving the merger as our wholly owned subsidiary. We paid initial consideration of $1.5 million and paid a total of $3.0 million in additional contingent amounts based on Machine Box’s achievement of certain technical development and integration milestones within the 12 months after the closing of the acquisition, as further discussed below. The initial consideration was comprised of $0.4 million paid in cash and the issuance of a total of 128,300 shares of our common stock, valued at $1.1 million based on our closing stock price on September 6, 2018, of which $0.1 million in cash and 26,981 shares of common stock were held back from payment and issuance by us until September 6, 2020, to secure certain indemnification and other obligations of the former stockholders of Machine Box.

The fair value of the contingent amount, as determined as of the acquisition date, totaled $2.9 million, and has been treated as compensation expense for post-combination services as payment of such amount was conditioned upon the continued employment of certain key employees of Machine Box in addition to the achievement of certain performance milestones by Machine Box. The preliminary fair value of the contingent amount was determined using a probability-weighted expected payment model. This expense was recognized as research and development expense over three separate intervals tied to the specific performance milestones during the twelve months following the acquisition. In 2019, we recorded compensation expense of $1.5 million in research and development expense in connection with the additional contingent amounts.

Machine Box achieved the technical development and integration milestones required to be completed within the 12 months after the closing of the acquisition and, as a result, in 2019, the former Machine Box stockholders became entitled to receive an aggregate of $0.6 million in cash and an aggregate of 394,604 shares of our common stock, valued at a total of $2.4 million based on the closing price of our common stock on each milestone date. In 2019, we paid to the former Machine Box stockholders an aggregate of $0.5 million in cash and issued to them an aggregate 315,687 shares of our common stock. The remaining $0.1 million in cash and 78,917 shares of common stock were held back from payment and issuance until September 6, 2020 to secure certain indemnification and other obligations of the former stockholders of Machine Box. The value of all common stock that has been held back from the issuance in connection with the acquisition was included in additional paid-in capital as of December 31, 2019.

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

The ‘net revenue during quarter’ amounts presented below were determined using the revenue recognition guidance of Topic 605, Revenue Recognition.  Beginning in 2020, our quarterly financial statements will be prepared using the guidance in Topic 606, Revenue from Contracts with Customers.  For additional information about our revenue recognition accounting policies, see Recently Adopted Accounting Pronouncements below.

Advertising KPI Results

The following table sets forth the results for each of the KPIs for our advertising business. Performance Bridge’s results are included in each KPI for the five most recent full quarters, and with respect to net revenue, Performance Bridge’s results are also included for the portion of the quarter ended September 30, 2018 following the closing date of that acquisition.

	Quarter Ended
	Mar 31,	Jun 30,	Sept 30,	Dec 31,	Mar 31,	Jun 30,	Sept 30,	Dec 31,
	2018	2018	2018	2018	2019	2019	2019	2019
Net new advertising clients added during quarter	14	14	10	14	14	21	11	15
Clients with active advertising campaigns during quarter	60	74	78	115	107	108	111	108
Average advertising spend per active client during quarter (in 000's)	$490	$425	$540	$478	$486	$497	$505	$567
Net revenue during quarter (in 000's)	$3,121	$3,308	$4,730	$5,986	$5,714	$5,842	$6,291	$6,517

Our advertising business has experienced and may continue to experience volatility in net revenues due to a number of factors, including: (i) the timing of new large client wins; (ii) loss of clients who choose to replace our services by bringing their advertising placement in-house; (iii) clients who experience reductions in their advertising budgets due to issues with their own businesses; (iv) losses of clients who change providers from time to time based largely on pricing; and (v) the seasonality of the campaigns for certain large clients. Our advertising business also relies on certain large key clients and has historically generated a significant portion of its net revenues from a few major clients. In 2019, our ten largest customers by revenue collectively accounted for approximately 43% of our advertising net revenues compared with 52% in 2018. As we continue to grow and diversify our client base, we expect that our dependency on a limited number of large clients will be minimized.

aiWARE SaaS Solutions KPI Results

The following table sets forth the results for each of the KPIs for our aiWARE SaaS solutions business. Results related to the Wazee Digital and Machine Box offerings are included in the following KPIs for the five most recent full quarters: (i) total number of customers, (ii) total accounts on the platform, (iii) total contract value of new bookings, (iv) monthly recurring revenue under active agreements and (v) net revenue. The results related to the Wazee Digital and Machine Box offerings are also included in net revenue for the portion of the quarter ended September 30, 2018 following the closing dates of those acquisitions. The other KPIs are not applicable to the Wazee Digital or Machine Box offerings.

	Quarter Ended
	Mar 31,	Jun 30,	Sept 30,	Dec 31,	Mar 31,	Jun 30,	Sept 30,	Dec 31,
	2018	2018	2018	2018	2019	2019	2019	2019
Total customers at quarter end	70	86	93	123	129	136	153	172
Total accounts on platform at quarter end	591	625	634	840	911	941	980	1,069
Active third-party cognitive engines at quarter end	184	214	252	287	343	357	401	403
Hours of data processed during quarter	2,805,000	2,729,000	2,830,000	3,566,000	4,061,000	4,015,000	3,606,000	3,773,000
Total contract value of new bookings received during quarter (in 000's)	$237	$583	$226	$1,196	$1,316	$1,362	$1,384	$2,522
Monthly recurring revenue under agreements in effect at quarter end (in 000's)	$169	$214	$191	$544	$494	$545	$547	$568
Net revenue during quarter (in 000's)	$1,267	$860	$1,406	$2,426	$2,754	$2,677	$2,350	$2,872

As we grow our aiWARE SaaS solutions business, we expect that our KPI results will be impacted in different ways based on our customer profiles and the nature of their use of our aiWARE SaaS solutions in certain target markets.  For example, in the government, legal and compliance markets, use of our aiWARE SaaS solutions is often project-based and, accordingly, in a given period, we may experience significant increases or decreases in net revenue and in hours of data processed without any change in total customers, accounts or monthly recurring revenue.  In the media and entertainment market, as our existing customers expand their use of new applications and services available through aiWARE to gain additional insights from their data, our monthly recurring revenues and net revenues would increase while the associated number of customers, accounts and hours of data processed would remain unchanged. The timing of large contract renewals and the variable versus fixed fee nature of certain contracts will impact the contract value of new bookings from quarter to quarter. As such, our results for different KPIs may fluctuate significantly within the same period, and the result for a particular KPI in one period may not be indicative of the results that we will achieve for that KPI in future periods.

Common Stock Offerings

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

Sales of Common Stock

During the fourth quarter of 2019, we sold an aggregate of 2,432,830 shares of our common stock pursuant to the Equity Distribution Agreement that we entered into with JMP Securities LLC (“JMP Securities”) in June 2018 (the “Equity Distribution Agreement”).  We received net proceeds from such sales of approximately $6.8 million, after deducting commissions of $0.2 million paid to JMP Securities.  During the full year ended December 31, 2019, we sold an aggregate of 5,205,430 shares of our common stock pursuant to the Equity Distribution Agreement, resulting in net proceeds of approximately $24.4 million, after deducting commissions of $0.8 million.  The terms of the Equity Distribution Agreement are discussed under the heading “Capital Resources” below.

Common Stock Warrants

As of December 31, 2019 and December 31, 2018, we had outstanding warrants to purchase an aggregate of 1,297,151 shares of our common stock.

Net Loss Carryforwards

As of December 31, 2019, we had federal and state income tax net operating loss carryforwards (“NOLs”) totaling approximately $162.9 million and $158.0 million, respectively. The U.S. federal and state NOLs will begin to expire in 2034 and 2020, respectively, unless previously utilized. NOLs generated after January 1, 2018 may be carried forward indefinitely, subject to the 80% taxable income limitation on the utilization of the carryforwards.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events that affect amounts reported in our consolidated financial statements and related notes, as well as the related disclosure of contingent assets and liabilities at the date of the financial statements. Management evaluates its accounting policies, estimates and judgments on an on-going basis. Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions and conditions.

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

Accounting for Business Combinations

As part of the purchase accounting for the three businesses we acquired in 2018, we estimated the fair values of the assets acquired and liabilities assumed. A fair value measurement is determined as the price we would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. In the absence of active markets for the identical assets or liabilities, such measurements involve developing assumptions based on market observable data and, in the absence of such data, internal information that is consistent with what market participants would use in a hypothetical transaction that occurs at the measurement date. In the context of purchase accounting, the determination of fair value often involves significant judgments and estimates by management, including the selection of valuation methodologies, estimates of future revenues, costs and cash flows, discount rates, and selection of comparable companies.  The fair values reflected in the purchase accounting rely on management’s judgment and the expertise of a third-party valuation firm engaged to assist in concluding on the fair value measurements.

Impairment of Goodwill and Long-Lived Assets

Goodwill is not amortized but instead is tested at least annually for impairment, or more frequently when events or changes in circumstances indicate that goodwill might be impaired. Our annual impairment test is performed during the second quarter.  In assessing goodwill impairment, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that the fair value of a reporting unit is less than its carrying amount. Our qualitative assessment of the recoverability of goodwill considers various macro-economic, industry-specific and company-specific factors. These factors include: (i) severe adverse industry or economic trends; (ii) significant company-specific actions, including exiting an activity in conjunction with restructuring of operations; (iii) current, historical or projected deterioration of our financial performance; or (iv) a sustained decrease in our market capitalization below its net book value. If, after assessing the totality of events or circumstances, we determine it is unlikely that the fair value of a reporting unit is less than its carrying amount, then a quantitative analysis is unnecessary. However, if we conclude otherwise, or if we elect to bypass the qualitative analysis, then we are required to perform a quantitative analysis that compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered impaired; otherwise, a goodwill impairment loss is recognized for the lesser of: (a) the amount that the carrying amount of a reporting unit exceeds its fair value; or (b) the amount of the goodwill allocated to that reporting unit.

We conducted a quantitative analysis of our goodwill assets as of December 31, 2019, due to the decrease in the market price of our common stock, and we determined that our goodwill assets were not impaired.

We review long-lived assets to be held and used, other than goodwill, for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If an evaluation of recoverability is required, the estimated undiscounted future cash flows directly associated with the asset are compared with the asset’s carrying amount. If the estimated future cash flows from the use of the asset are less than the carrying value, an impairment charge would be recorded to write down the asset to its estimated fair value.

Revenue Recognition

We recognize revenue under our contracts with customers in accordance with ASU 2014-09, Revenue from Contracts with Customers (“Topic 606”). We derive our revenues primarily from three sources: (1) advertising revenues, (2) content licensing revenues, which are comprised primarily of fees from customers for licenses to third-party content owners’ digital assets, and (3) subscription revenues, which are comprised primarily of subscription and related fees from customers for access to and use of our platforms and associated services delivered as software-as-a-service (“SaaS”).

We recognize revenue to depict the transfer of control of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. We follow a five-step process to determine revenue recognition, as follows:

•	Identify the contracts(s) with a customer;
•	Identify the performance obligations in the contract;
•	Determine the transaction price;
•	Allocate the transaction price to the performance obligations in the contract; and
•	Recognize revenue when (or as) performance obligations are satisfied.

We enter into contracts with customers that may include promises to transfer multiple services.  We evaluate these services to determine whether they represent distinct, separately identifiable performance obligations that should be accounted for separately or as a single performance obligation.  For contracts containing multiple performance obligations, to meet the allocation objective of Topic 606, we allocate the transaction price to each performance obligation on a relative standalone selling price (“SSP”) basis.  The SSP is the price at which we would sell a promised service separately to a customer.  For certain arrangements, the determinations regarding whether a contract contains multiple performance obligations and, if so, the SSP of each performance obligation, may require judgment by management.

Advertising Revenues

Our advertising business places advertisements for clients, primarily with radio broadcasters, podcasters and digital media producers. We receive commissions, at varying rates negotiated with our clients, as consideration for all services that we perform in conjunction with such media placements. Under the most common billing arrangements, we bill clients for the gross cost of the advertisement, which is set by the broadcaster, less any discounts negotiated with the client off of the broadcaster’s standard commission rate. We remit to the broadcaster the gross amount less the standard commission set by the broadcaster. The amount billed to the client, less the amount payable to the broadcaster, represents our commission and is recognized as advertising revenue.

All significant services that we perform under our contracts with advertising clients in conjunction with media placements, including planning and placing media and verifying that advertisements have aired, represent a single performance obligation as such services are highly interrelated.  Our commission, which represents the transaction price, is recognized as revenue at a point in time when the advertisement is aired, which is the point at which we have an enforceable right to payment of our commission.

Our clients are sometimes required to make a deposit or prepay the gross costs of advertisements, including our commission. Such amounts are reflected as client advances on our consolidated balance sheet until all revenue recognition criteria have been met.

aiWARE Content Licensing Revenues

We have agreements with third-party owners of digital assets pursuant to which we license those assets to customers and remit royalties to the content owners.  In licensing such third-party digital assets, we host public and private content libraries on our platform to enable customers to view and search for digital assets to be licensed, establish and negotiate with customers the scope and term of, and the prices for, licenses to those digital assets, and make the licensed digital assets available to the customers.  We are considered the principal under most agreements that have this range of services due to obtaining control prior to transfer of the assets, and we record the revenue from the customer gross of royalties due to the content owner. In limited cases, we do not obtain control prior to transfer of the assets, and accordingly, we record revenues net of royalties due to the content owner.

We license digital assets under (i) individual license agreements, pursuant to which the customer licenses a particular digital asset (or set of digital assets) for a specified license fee, and (ii) bulk license agreements, pursuant to which the customer pays a fixed fee to have access to view and search third-party owners’ content and to license a specified number of minutes of that content in each year over the term of the contracts, which typically range from one to three years, with certain contracts specifying usage-based license fees for additional digital assets that may be licensed by the customer.

Under individual license agreements, we have a single performance obligation, which is to make the licensed digital assets available to the customer, generally by download.  We recognize the license fees charged for the digital assets as revenue when the licensed digital assets are made available to the customer.

Under bulk license agreements, our obligations include hosting the content libraries for access and searching by the customer, updating the libraries with new content provided by the content owner, and making assets selected by the customer available for download, throughout the term of the contract.  All of these services are highly interdependent and constitute a single performance obligation comprised of a series of distinct services transferred to the customer in a similar manner throughout the contract term.  The predominant item in the single performance obligation is a license providing a right to access the content library throughout the license period. For these arrangements, we recognize the total fixed fees under the contract as revenue ratably over the term of the contract as the performance obligation is satisfied, as this best depicts the pattern of control transfer.  If the customer selects digital assets in excess of the amount included in the fixed fees under the contract, we constrain the variable consideration until the usage occurs and recognize such usage-based license fees as the digital assets are made available to the customer, consistent with the usage-based royalty accounting of Topic 606.

aiWARE SaaS Revenues

We have agreements with customers under which we provide customers with access to and use of our aiWARE and digital content management platforms.  Under most agreements, we provide access to the platform, specified applications and associated data ingestion, hosting and/or processing services, and provide standard user support. Fees for these services typically take the form of a fixed monthly subscription fee, with certain contracts specifying usage-based fees for data processing services in excess of the data processing services included as part of such subscription services. Fees for excess usage-based data processing services are accounted for as variable consideration.  In certain cases, the fixed monthly subscription fee may adjust during each monthly period of the contract based on changes in the monthly volume of services, at the rates established in the contract.  These contracts typically have terms ranging from one to three years, with renewal options, and do not contain refund-type provisions.  All significant services provided as part of these subscription arrangements are highly interdependent and constitute a single performance obligation comprised of a series of distinct services transferred to the customer in a similar manner throughout the contract term (collectively, the “subscription services”), with the exception of the additional usage-based services, which represent a separate performance obligation as discussed below.  The fixed subscription fees are recognized as revenue ratably over the contract term, at the applicable monthly rate, as the performance obligation is satisfied, as this best depicts the pattern of control transfer. If a portion of the term of a contract is cancellable, we determine the transaction price for, and recognize revenue ratably over, the non-cancellable portion of the term of the contract.

We also make data processing, storage and transfer services available to customers through our aiWARE and digital content management platforms under usage-based arrangements with no minimum fees, either separately or in addition to subscription services as described above.  Fees are charged for actual usage of such services at the rates specified in the contract for each particular service.  Each of these distinct services represents an individual performance obligation. When sold in connection with subscription services, we consider the allocation guidance of Topic 606.

Variable consideration for usage-based data processing, storage and transfer services is recognized in the month in which it is earned, as the payment terms relate to a specific outcome (amount of data processed, stored or transferred) of delivering the distinct time increment (the month) of services, and represents the fees to which we expect to be entitled for providing the services, and allocating the variable fees in this way is consistent with the allocation objective of Topic 606.

We typically invoice our aiWARE SaaS customers monthly, and invoices are due and payable within 30 days following the date of invoice.  Amounts that have been invoiced are recorded in accounts receivable or in deferred revenue, depending on whether transfer of control to customers of the promised services has occurred.

Remaining Performance Obligations

As of December 31, 2019, the aggregate amount of the transaction prices under our contracts allocated to our remaining performance obligations was $7,182, approximately 71% of which we expect to recognize as revenue over the next twelve months, and the remainder thereafter. This aggregate amount excludes amounts allocated to remaining performance obligations under contracts that have an original duration of one year or less and variable consideration that is allocated to remaining performance obligations.

Stock-Based Compensation Expense

We record stock-based compensation expense associated with restricted stock, restricted stock units and stock options granted under our stock incentive plans, and purchase rights granted under our Employee Stock Purchase Plan (“ESPP”).  We have granted stock options with time-based vesting conditions, as well as performance-based stock options, the vesting of which is conditioned upon the achievement of specified target stock prices for our common stock (“Performance Options”).  All Performance Options will become exercisable in three equal tranches based on the achievement of specific market price targets for our common stock. For each tranche to become exercisable, the closing price per share of our common stock must meet or exceed the applicable stock price target for a period of 30 consecutive trading days.  All stock options have terms of ten years following the grant date, subject to earlier termination in the case of cessation of the awardee’s continued service.

Stock-based compensation expense is estimated at the grant date based on the fair value of the award. Prior to our IPO in May 2017, the fair values of restricted stock awards were estimated at the date of grant by using both the option-pricing method and the probability-weighted expected return method. Following our IPO, the fair values of restricted stock and restricted stock unit awards are based on the closing market price of our common stock on the date of grant.

We estimate the fair values of stock options having time-based vesting conditions, as well as purchase rights under our ESPP, using the Black-Scholes-Merton option pricing model.  We estimate the fair values of Performance Options utilizing a Monte Carlo simulation model to estimate when the stock price targets will be achieved and the Black-Scholes-Merton option pricing model.  A fair value is estimated for each tranche of such Performance Options that is tied to a particular stock price target.

Determining the appropriate fair values of stock options and ESPP purchase rights at the grant date requires significant judgment, including estimating the volatility of our common stock, the expected term of awards, and the derived service periods for each tranche of Performance Options. In determining fair values prior to June 2018, we estimated volatility based on the historical volatility of the shares of a group of publicly traded peer companies, equally weighted, over the expected term. Since June 2018, we have included the historical volatility of our common stock along with the volatility of the peer group, as our common stock has had longer trading history. In calculating estimated volatility, the volatility of our common stock has been given a 25% weighting, and the volatility of the peer group companies has been given a 75% weighting, with each peer company weighted equally. We will continue utilizing this combination and will periodically assess the weightings as additional historical volatility data for our own shares of common stock becomes available.

We engaged a third-party valuation specialist to assist us in valuing and determining the derived service periods of Performance Options awarded in 2019 and 2018.  The valuation specialist used a Monte Carlo simulation model which incorporated three key assumptions: dividend yield, risk-free interest rate; and estimated volatility.  The estimated volatility required the most judgment of those three assumptions, and it was weighted as 75% of the median volatility of the peer group and 25% of the historical volatility for our company.  The estimated volatility used in valuing Performance Options was 65% and 73% for 2019 and 2018, respectively. If the selected volatility was higher than the estimated volatility, the fair value of the Performance Options would have increased.

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

We assess the likelihood that the deferred tax assets will be recovered from future taxable income and, if recovery is not more likely than not, we establish a valuation allowance to reduce the deferred tax assets to the amounts expected to be realized. Realization of the deferred tax assets is dependent on us generating sufficient taxable income in future years to obtain a benefit from the reversal of temporary differences and from net operating losses. Due to uncertainties related to our ability to utilize our deferred tax assets in future periods, we have recorded a full valuation allowance against our net deferred tax assets, in the amount of $49.0 million, as of December 31, 2019. These assets consist primarily of NOLs.

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

Recently Adopted Accounting Pronouncements

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). The JOBS Act permits emerging growth companies to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have elected to use the extended transition period for complying with new or revised accounting standards under Section 107 of the JOBS Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies.

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force), which provides guidance intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. This standard became effective for us beginning in 2019. The adoption of the standard did not have a material impact on our consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which provides guidance on the presentation of restricted cash or restricted cash equivalents and is intended to reduce the diversity in practice of such presentations. This standard requires amounts generally described as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts on the statement of cash flows. This standard became effective for us beginning in 2019. The adoption of this standard did not have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. An entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if the reporting unit had been acquired in a business combination. Instead, under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The FASB also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. We adopted the amendments in this update early, as permitted by the update, in 2019. The adoption of the amendments did not have a material impact on our consolidated financial statements.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which provides expanded guidance to simplify the accounting for stock-based compensation by aligning the treatment of stock-based awards for nonemployees with that of stock-based awards for employees. We adopted this standard early, as permitted by this update, beginning in 2019. The adoption of this standard did not have a material impact on our consolidated financial statements.

Effective for our fiscal year ended December 31, 2019, we adopted the provisions and expanded disclosure requirements described in Topic 606 for our annual financial statements.  We adopted the standard using the modified retrospective method.  Accordingly, the results for the prior comparable periods were not adjusted to conform to the current year measurement and recognition of results. As of the beginning of 2019, the impact of the adoption of Topic 606 was not material.  However, in adopting Topic 606, we have modified our revenue recognition policy in the following ways:

•

Some multi-year contracts include fixed annual price increases.  Historically, we recognized revenue based on the price allocated to each year.  Now, we recognize the aggregate fixed price as revenue ratably over the full term of the contract.

•

Historically, certain variable consideration was recognized one month in arrears when the amount became known.  These revenues are now recognized in the month in which the service is provided based on an estimate of the amount that we expect to be entitled to receive for the services.  These revenues do not represent a material portion of our total net revenues.

During the year ended December 31, 2019, our quarterly financial statements were prepared using the prior revenue recognition standard, Topic 605, Revenue Recognition.  Beginning in the first quarter of 2020, our quarterly financial statements will be presented using Topic 606.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments under this pronouncement will change the way all leases with duration of one year or more are treated. Under this guidance, lessees will be required to capitalize virtually all leases on the balance sheet as a right-of-use asset and an associated financing lease liability or capital lease liability. The right-of-use asset represents the lessee’s right to use, or control the use of, a specified asset for the specified lease term. The lease liability represents the lessee’s obligation to make lease payments arising from the lease, measured on a discounted basis. Based on certain characteristics, leases are classified as financing leases or operating leases. Financing lease liabilities, those that contain provisions similar to capitalized leases, are amortized in the same manner as capital leases are amortized under current accounting rules, as amortization expense and interest expense in the statement of operations. Operating lease liabilities are amortized on a straight-line basis over the life of the lease as lease expense in the statement of operations. This standard will be effective for us beginning with the first quarter of fiscal year 2021. We are currently evaluating the impact this standard will have on our policies and procedures pertaining to our existing and future lease arrangements, disclosure requirements and consolidated financial statements.

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

In December 2019, the FASB issued ASU 2019-12 to simplify the accounting in ASC 740, Income Taxes. This standard removes certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. The guidance also clarifies and simplifies other areas of ASC 740. This standard will be effective for us beginning in the first quarter of our fiscal year 2022. We are currently evaluating the impact that this standard will have on our financial statements and related disclosures as well as the timing of adoption.

Results of Operations

The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our net revenues for those periods. The period-to-period comparisons of our historical results are not necessarily indicative of the results that may be expected in the future.

(dollars in thousands)	Year Ended December 31,
	2019	2018
Net revenues	$49,648	$27,047
Cost of revenues	17,289	6,479
Gross profit	32,359	20,568
Operating expenses:
Sales and marketing	25,305	22,470
Research and development	23,801	22,095
General and administrative	47,324	37,993
Total operating expenses	96,430	82,558
Loss from operations	(64,071)	(61,990)
Other income, net	541	908
Loss before provision for income taxes	(63,530)	(61,082)
(Benefit from) provision for income taxes	(1,452)	22
Net loss	$(62,078)	$(61,104)

	Year Ended December 31,
	2019	2018
Net revenues	100.0%	100.0%
Cost of revenues	34.8	24.0
Gross profit	65.2	76.0
Operating expenses:
Sales and marketing	51.0	83.1
Research and development	47.9	81.7
General and administrative	95.3	140.5
Total operating expenses	194.2	305.2
Loss from operations	(129.0)	(229.2)
Other income, net	1.1	3.5
Loss before provision for income taxes	(127.9)	(225.8)
(Benefit from) provision for income taxes	(2.9)	0
Net loss	(125.0)	(225.9)

Year Ended December 31, 2019 Compared With Year Ended December 31, 2018

Net Revenues

	Year Ended
(dollars in thousands)	December 31,
	2019	2018	$ Change	% Change
Advertising	$24,364	$17,146	$7,218	42.1%
aiWARE Content Licensing and Media Services	14,631	3,943	10,688	271.1%
aiWARE SaaS Solutions	10,653	5,958	4,695	78.8%
Net revenues	$49,648	$27,047	$22,601	83.6%

The year-over-year increase in advertising net revenues was due primarily to an increase of $4.8 million in net revenues generated by Performance Bridge, which we acquired at approximately the end of August 2018, as we recorded revenues from this business for the full year of 2019, compared with revenues for only approximately four months in 2018 following the closing of the acquisition. Excluding the impact of the Performance Bridge acquisition, our advertising net revenues increased by $2.4 million, or 16%, in 2019 compared with 2018, due to a combination of the addition of new clients and increased business with existing clients.

All of the net revenues generated from aiWARE content licensing and media services in each period resulted from our acquisition of Wazee Digital at the end of August 2018.  We recorded revenues for the full year of 2019, compared with revenues for only four months in 2018 following the acquisition.

The year-over-year increase in aiWARE SaaS Solutions net revenues was due in large part to an increase of $2.5 million in net revenues generated by Wazee Digital, as we recorded revenues from this business for the full year of 2019, compared with revenues for only four months in 2018. Excluding the impact of the Wazee Digital acquisition, our aiWARE SaaS solutions net revenues increased by $2.2 million, or 47%, in 2019 compared with 2018, due primarily to an increase of $2.0 million in net revenues from customers in the media and entertainment market and an increase of $0.5 million in net revenues from customers in the government market. These increases were offset in part by a $0.3 million decrease in net revenues from customers in the legal market, due primarily to a project in 2018 that did not recur in 2019.

Net revenues in our advertising business are impacted by the timing of particular advertising campaigns of our major clients, in many cases due to the seasonal nature of their advertising activities.  Net revenues from our aiWARE content licensing and media services are impacted by the timing of major sporting events throughout the year.  In our aiWARE SaaS solutions business, revenues from customers in certain markets, particularly in the legal market, are often project-based and are impacted by the timing of projects.  As such, in general, we expect that our net revenues from these businesses and markets may fluctuate significantly from period to period.

Gross Profit and Margin

	Year Ended
(dollars in thousands)	December 31,
	2019	2018	$ Change	% Change
Cost of revenues	$17,289	$6,479	$10,810	166.8%
Gross profit	32,359	20,568	11,791	57.3%
Gross margin	65.2%	76.0%

The decrease in gross margin in 2019 compared with 2018 reflects the lower proportion of our total net revenues represented by our advertising business.  Our advertising revenues represented 49% of our total revenues in 2019, compared with 63% of our total revenues in 2018.  Our advertising business generally has gross margins exceeding 95%, significantly higher than the gross margins of our aiWARE content licensing and media services and aiWARE SaaS solutions businesses, and with the higher proportion of our net revenues from our aiWARE businesses, our overall gross margin decreased in 2019.  We expect this trend to continue over time as net revenues from our aiWARE content licensing and media services and aiWARE SaaS solutions businesses continue to comprise a higher proportion of our total net revenues.  In addition, our cost of revenues for 2019 included an increase of $1.1 million in expense related to the amortization of intangible assets acquired in 2018.

In our advertising business, gross margin is impacted by production costs relating to advertising content. In our aiWARE content licensing and media services business, gross margins are impacted by royalties paid to content owners on revenues generated from our licensing of their content, and fees charged by vendors that provide products and services in support of our live event services.  The gross margins associated with our aiWARE SaaS solutions are impacted by fees charged by our vendors for cloud infrastructure, computing and storage services and engine processing services related to the operation of our platforms. Our arrangements with cloud infrastructure providers typically require us to pay fees that are based on computing time, data storage and transfer volumes, and reserved computing capacity. We also pay fees to third-party providers of cognitive engines, which are generally based upon the hours of media processed through their engines.

Operating Expenses

	Year Ended
(dollars in thousands)	December 31,
	2019	2018	$ Change	% Change
Sales and marketing	$25,305	$22,470	2,835	12.6%
Research and development	23,801	22,095	1,706	7.7%
General and administrative	47,324	37,993	9,331	24.6%
Total operating expenses	$96,430	$82,558	13,872	16.8%

Sales and Marketing. The increase in sales and marketing expenses in absolute dollars in 2019 compared with 2018 was due primarily to an additional $3.1 million of sales and marketing expenses for Wazee Digital and Performance Bridge, which we acquired in August 2018, and an additional $0.9 million of expense related to the amortization of customer relationships associated with these acquisitions.  These increases were offset in part by a decrease of $1.2 million, primarily due to lower compensation and consulting costs. As a percentage of net revenues, sales and marketing expenses declined to 51% in 2019 from 83% in 2018, due to the increased operating leverage provided by our higher revenue level.

Research and Development. The increase in research and development expense in absolute dollars in 2019 compared with 2018 was attributable primarily to the addition of $1.6 million of research and development expenses for Wazee Digital, which we acquired at approximately the end of August 2018, and an increase of $0.7 million in platform costs for product development. These increases were offset in part by a decrease of $0.7 million in compensation expenses. As a percentage of net revenues, research and development expense declined to 48% in 2019 from 82% in 2018, due to the increased operating leverage provided by our higher revenue level.

General and Administrative. The increase in general and administrative expenses in absolute dollars in 2019 compared with 2018 was due primarily to an increase in stock-based compensation expense of $4.9 million, related primarily to performance-based stock options, the addition of $3.9 million of general and administrative expenses for Wazee Digital and Performance Bridge, and additional personnel costs to support our business growth plans. These increases were offset in part by transaction costs of $2.1 million incurred in 2018 in connection with our acquisitions, which did not recur in 2019. As a percentage of net revenues, general and administrative expenses declined to 95% in 2019 from 140% in 2018, due to the increased operating leverage provided by our higher revenue level.

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

Other Income, Net

Other income, net totaled $0.5 million and $0.9 million in 2019 and 2018, respectively, and was comprised primarily of interest income earned on investments in money market funds and marketable securities.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents, which totaled $44.1 million as of December 31, 2019, compared with total cash and cash equivalents and marketable securities of $51.1 million as of December 31, 2018. The decrease in our cash and cash equivalents and marketable securities balances in 2019 was due primarily to the cash used to fund our operations, offset in large part by $24.4 million in proceeds from common stock offerings.

Cash Flow Analysis

A summary of our operating, investing and financing activities is shown in the following table:

	Year Ended
(in thousands)	December 31,
	2019	2018
Cash used in operating activities	$(30,117)	$(41,770)
Cash provided by investing activities	11,961	15,929
Cash provided by financing activities	24,615	34,292
Net increase in cash, cash equivalents and restricted cash	$6,459	$8,451

Cash Used in Operating Activities

Our operating activities used cash of $30.1 million in 2019, due primarily to our net loss of $62.1 million, adjusted by $25.2 million in non-cash expenses, including $20.7 million in stock-based compensation expense, and an increase in prepayments by our advertising clients. The cash used in operating activities reflects our business strategy of investing in the development of our AI capabilities and enhancement of our aiWARE SaaS solutions and services to grow our business and future revenues. We gauge the amount of cash utilized in these efforts using the Adjusted EBITDAS metric presented below under the heading “Non-GAAP Financial Measure.” Our use of cash as measured by Adjusted EBITDAS decreased to $36.2 million in 2019 from $39.0 million in 2018, as we leveraged the increase in net revenues, offset by the operating costs associated with the businesses we acquired in 2018, to reduce our Adjusted EBITDAS loss.

Our operating activities used cash of $41.8 million in 2018. The cash used in operating activities in 2018 reflected our business strategy, namely adding internal resources in software engineering and data science to expand the capabilities of our aiWARE platform and in sales and marketing to develop future revenues from our platform.

Cash Provided by Investing Activities

Our investing activities provided cash of $12.0 million in 2019. Net cash provided by investing activities consisted primarily of proceeds from maturing marketable securities, which were used to fund a portion of the cash used in our operating activities, offset in part by $0.9 million of cash paid to the former stockholder of Performance Bridge as additional earnout consideration and $0.5 million of cash to acquire software that we expect will enhance aiWARE.

Our investing activities provided cash of $15.9 million in 2018, due primarily to proceeds of $26.0 million from maturing marketable securities, offset in part by $5.8 million related to our acquisitions and capital expenditures of $3.7 million related to the build-out and furnishing of our leased headquarters.

Cash Provided by Financing Activities

Our financing activities provided cash of $24.6 million in 2019. Net cash provided by financing activities consisted of $23.9 million in net proceeds received from our sales of common stock and $0.8 million received from the exercise of stock options and purchases of shares under our ESPP.

Our financing activities provided cash of $34.3 million in 2018, due primarily to $32.8 million in net proceeds received from our common stock offering in June 2018 and $1.6 million received from the exercise of stock options and purchases of shares under our ESPP.

Capital Resources

In June 2018, we entered into an Equity Distribution Agreement with JMP Securities as sales agent, pursuant to which we may offer and sell, from time to time, through JMP Securities, shares of our common stock having an aggregate offering price of up to $50.0 million, of which $21.7 million remains available for sale as of the date of this filing. Subject to the terms and conditions of the Equity Distribution Agreement and satisfaction of certain conditions, JMP Securities will use commercially reasonable efforts, consistent with its normal trading and sales practices, applicable state and federal law, rules and regulations, and the rules of The Nasdaq Global Market, to sell shares of our common stock from time to time based upon our instructions, including any price, time or size limits that we specify, in any method deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act. We pay JMP Securities a commission of 3.0% of the aggregate gross proceeds from each sale of shares.

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

As of December 31, 2019, we had no outstanding debt obligations. We have no present agreements or commitments with respect to any material acquisitions of businesses or technologies or any other material capital expenditures.

We have generated significant losses since inception and expect to continue to generate losses for the foreseeable future. We believe that our current cash and cash equivalents balances will be sufficient to fund our operations in the ordinary course of business for at least the next twelve months from the date of this filing.  However, we do not expect that our current cash and cash equivalents will be sufficient to support the development of our business to the point at which we have positive cash flows from operations. We plan to meet our future needs for additional capital through equity and/or debt financings.  Equity financings may include sales of common stock under the Equity Distribution Agreement. We currently have no available lines of credit for future borrowings. Future equity or debt financing may not be available on favorable terms or at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when required, our ability to continue to support our business growth, scale our infrastructure, develop product enhancements and respond to business challenges could be significantly impaired. If we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing.

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

	Year Ended
(in thousands)	December 31,
	2019	2018
Reconciliation of Net Loss to Adjusted EBITDAS:
Net loss	$(62,078)	$(61,104)
(Benefit from) provision for income taxes	(1,452)	22
Depreciation and amortization	5,947	3,701
Stock-based compensation expense	19,402	14,383
Issuance of warrants	—	207
Change in fair value of warrant liability	(16)	(184)
Costs related to unsolicited acquisition proposal	—	116
Machine Box contingent payments	1,600	1,386
Performance Bridge earn-out fair value adjustment	139	—
Acquisition and integration-related costs	—	2,427
Business realignment severance expense	279	—
Adjusted EBITDAS	$(36,179)	$(39,046)

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Veritone, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Veritone, Inc.  and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Los Angeles, California

March 11, 2020

VERITONE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share and share data)

	As of
	December 31,	December 31,
	2019	2018
ASSETS
Cash and cash equivalents	$44,065	$37,539
Marketable securities	-	13,565
Accounts receivable, net of allowance for doubtful accounts of $29 and $40, respectively	21,352	29,142
Expenditures billable to clients	10,286	2,695
Prepaid expenses and other current assets	5,409	3,579
Total current assets	81,112	86,520
Long-term restricted cash	1,170	1,237
Property, equipment and improvements, net	3,214	4,008
Intangible assets, net	16,126	20,480
Goodwill	6,904	5,509
Total assets	$108,526	$117,754
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$16,996	$28,714
Accrued media payments	16,551	7,416
Client advances	19,193	9,639
Accrued compensation	2,486	6,570
Other accrued liabilities	4,510	3,746
Total current liabilities	59,736	56,085
Other liabilities	1,379	1,386
Total liabilities	61,115	57,471
Commitments and contingencies (Note 8)
Stockholders' equity
Common stock, par value $0.001 per share; 75,000,000 shares authorized; 25,670,737 and 19,335,220 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	26	19
Additional paid-in capital	279,828	230,674
Accumulated deficit	(232,489)	(170,411)
Accumulated other comprehensive income (loss)	46	1
Total stockholders' equity	47,411	60,283
Total liabilities and stockholders' equity	$108,526	$117,754

The accompanying notes are an integral part of these consolidated financial statements.

VERITONE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share and share data)

	Year Ended
	December 31,
	2019	2018
Net revenues	$49,648	$27,047
Cost of revenues	17,289	6,479
Gross profit	32,359	20,568
Operating expenses:
Sales and marketing	25,305	22,470
Research and development	23,801	22,095
General and administrative	47,324	37,993
Total operating expenses	96,430	82,558
Loss from operations	(64,071)	(61,990)
Other income, net	541	908
Loss before (benefit from) provision for income taxes	(63,530)	(61,082)
(Benefit from) provision for income taxes	(1,452)	22
Net loss	$(62,078)	$(61,104)
Net loss per share:
Basic and diluted	$(2.85)	$(3.48)
Weighted average shares outstanding:
Basic and diluted	21,797,714	17,572,938
Comprehensive loss:
Net loss	(62,078)	(61,104)
Unrealized gain on marketable securities, net of income taxes	48	86
Foreign currency translation (loss) gain, net of income taxes	(3)	50
Total comprehensive loss	$(62,033)	$(60,968)

The accompanying notes are an integral part of these consolidated financial statements.

VERITONE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance as of December 31, 2017	16,158,883	$16	$170,728	$(109,307)	$(135)	$61,302
Common stock offerings, net	1,955,000	2	32,768	—	—	32,770
Common stock issued under employee stock plans, net	272,377	—	1,558	—	—	1,558
Stock-based compensation expense	—	—	15,493	—	—	15,493
Common stock issued to service provider	7,412	—	—	—	—	—
Common stock issued for acquisitions	941,548	1	10,127	—	—	10,128
Net loss	—	—	—	(61,104)	—	(61,104)
Other comprehensive gain	—	—	—	—	136	136
Balance as of December 31, 2018	19,335,220	$19	$230,674	$(170,411)	$1	$60,283
Common stock offerings, net	5,205,430	6	24,367	—	—	24,373
Common stock issued under employee stock plans, net	233,687	—	764	—	—	764
Stock-based compensation expense	—	—	19,402	—	—	19,402
Common stock issued for acquisitions	896,400	1	3,861	—	—	3,862
Machine Box holdback consideration	—	—	760	—	—	760
Net loss	—	—	—	(62,078)	—	(62,078)
Other comprehensive gain	—	—	—	—	45	45
Balance as of December 31, 2019	25,670,737	$26	$279,828	$(232,489)	$46	$47,411

The accompanying notes are an integral part of these consolidated financial statements.

VERITONE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended
	December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(62,078)	$(61,104)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,947	3,701
Deferred income taxes, net	(1,489)	—
Costs of warrants issued	—	207
Change in fair value of warrant liability	(16)	(184)
Provision for doubtful accounts	51	27
Stock-based compensation expense	20,657	15,493
Changes in assets and liabilities:
Accounts receivable	7,739	(15,531)
Expenditures billable to clients	(7,591)	1,468
Prepaid expenses and other current assets	(1,307)	(137)
Accounts payable	(11,718)	13,148
Accrued media payments	9,135	1,417
Client advances	9,554	6,162
Other accrued liabilities	1,006	(7,823)
Other liabilities	(7)	1,386
Net cash used in operating activities	(30,117)	(41,770)
Cash flows from investing activities:
Proceeds from sales of marketable securities	13,614	26,000
Capital expenditures	(293)	(3,718)
Intangible assets acquired	(477)	(570)
Acquisition of businesses, net of cash acquired	(883)	(5,783)
Net cash provided by investing activities	11,961	15,929
Cash flows from financing activities:
Proceeds from common stock offerings, net	23,851	32,770
Proceeds from issuances of stock under employee stock plans, net	764	1,522
Net cash provided by financing activities	24,615	34,292
Net increase in cash and cash equivalents and restricted cash	6,459	8,451
Cash and cash equivalents and restricted cash, beginning of period	38,776	30,325
Cash and cash equivalents and restricted cash, end of period	$45,235	$38,776
Supplemental Disclosure of Cash Flow Information
Cash paid during periods for:
Taxes paid	$14	$6
Non-cash investing and financing activities:
Shares issued for acquisition of businesses and holdback consideration	4,622	10,128

VERITONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data and percentages)

NOTE 1. DESCRIPTION OF BUSINESS

Veritone, Inc., a Delaware corporation (“Veritone”) (together with its wholly owned subsidiaries, collectively, the “Company”), is a provider of artificial intelligence (“AI”) computing solutions. The Company has developed aiWARE TM, a proprietary AI operating system that integrates and orchestrates an open ecosystem of top performing cognitive engines, together with a suite of powerful applications, to reveal valuable multivariate insights from vast amounts of unstructured and structured data and conduct cognitive workflows based on these insights.  The Company’s aiWARE platform incorporates proprietary technology to integrate and intelligently orchestrate a wide variety of cognitive engine capabilities to mimic human cognitive functions such as perception, prediction and problem solving in order to quickly, efficiently and cost effectively transform unstructured data into structured data. aiWARE stores the results in a time-correlated database, creating a rich, online, searchable index of the unstructured and structured data that users can use and analyze in near real-time through the platform’s suite of general and industry-specific applications to drive processes and insights.  aiWARE is based on an open architecture that enables new cognitive engines and applications to be added quickly and efficiently, resulting in a future proof, scalable and evolving solution that can be easily leveraged for a broad range of industries that capture or use audio, video and other unstructured data, including, without limitation, the media and entertainment, government, legal and compliance, and other vertical markets.

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

In addition, the Company operates a full-service advertising agency. The Company’s advertising services include media planning and strategy, advertisement buying and placement, campaign messaging, clearance verification and attribution, and custom analytics. In August 2018, the Company acquired S Media Limited, doing business as Performance Bridge Media (“Performance Bridge”), a podcast advertising agency, as discussed in more detail in Note 3. The Performance Bridge offerings have enhanced the Company’s advertising offerings to include more comprehensive podcast solutions.

NOTE 2. PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”). The consolidated financial statements include the accounts of Veritone, Inc. and all of its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Liquidity and Capital Resources

During 2019 and 2018, the Company generated negative cash flows from operations of $30,117 and $41,770, respectively, and incurred net losses of $62,078 and $61,104, respectively.  Also, the Company had an accumulated deficit of $232,489 as of December 31, 2019. Historically, the Company has satisfied its capital needs with the net proceeds from its sales of equity securities, its issuance of convertible debt, and the exercise of common stock warrants.  In 2019, the Company raised net proceeds of $24,373 through sales of its common stock under an Equity Distribution Agreement dated June 1, 2018 (the “Equity Distribution Agreement”).

The Company expects to continue to generate net losses for the foreseeable future as it makes significant investments in developing and selling its aiWARE SaaS solutions. Management believes that the Company’s existing balances of cash and cash equivalents, which totaled $44,065 as of December 31, 2019, will be sufficient to meet its anticipated cash requirements for at least twelve months from the date that these financial statements are issued. However, the Company does not expect that its current cash and cash equivalents will be sufficient to support the development of its business to the point at which the Company has positive cash flows from operations. The Company plans to meet its future needs for additional capital through equity and/or debt financings.  Equity financings may include sales of common stock under the Company’s Equity Distribution Agreement pursuant to which the Company may offer and sell, from time to time, shares of its common stock having an aggregate available offering price of up to $21,737. Such financing may not be available on terms favorable to the Company or at all.  If the Company is unable to obtain adequate financing or financing on terms satisfactory to it when required, the Company’s ability to continue to support its business growth, scale its infrastructure, develop product enhancements and to respond to business challenges could be significantly impaired.

Use of Accounting Estimates

The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the accompanying consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The principal estimates relate to revenue recognition, allowance for doubtful accounts, the valuation of stock awards and stock warrants, income taxes, and the allocation of net assets acquired from business acquisitions as well as contingent consideration, where applicable. Actual results could differ from those estimates.

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

Fair Value of Financial Instruments

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy, which is based on three levels of inputs, the first two of which are considered observable and the last unobservable, that may be used to measure fair value, is as follows:

•	Level 1 — quoted prices (unadjusted) in active markets for identical assets or liabilities;
•

Level 2 — inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; or

•	Level 3 — unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company classifies its cash equivalents (including money market funds) and marketable securities within Level 1 or Level 2 of the fair value hierarchy on the basis of valuations using quoted market prices or alternate pricing sources and models utilizing market observable inputs, respectively. The Company’s money market funds are valued based on quoted prices for the specific securities in an active market and are therefore classified as Level 1. The Company’s marketable securities held as of December 31, 2018 included government securities, commercial paper and corporate debt securities. These financial instruments were valued on the basis of valuations provided by a third-party pricing service.

The Company’s stock warrants are categorized as Level 3 within the fair value hierarchy.  Stock warrants are recorded within other accrued liabilities and equity in the Company’s consolidated balance sheets as of December 31, 2019 and 2018. The warrants have been recorded at their fair value using a probability weighted expected return model or Black-Scholes-Merton option pricing model.  These models incorporate contractual terms and assumptions regarding expected term, risk-free rates and volatility.  The value of the Company’s stock warrants would increase if a higher risk-free interest rate was used, and would decrease if a lower risk-free interest rate was used. Similarly, a higher volatility assumption would increase the value of the stock warrants, and a lower volatility assumption would decrease the value of the stock warrants. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management with the assistance of a third-party valuation specialist.

The Company’s other financial instruments consist primarily of cash, accounts receivable and accounts payable.  The Company has determined that the carrying values of these financial instruments approximate fair value for the periods presented due to their short-term nature and the relatively stable current interest rate environment.

Long-Term Restricted Cash

Long-term restricted cash consists primarily of security deposits for certain operating leases and collateral required as security for the Company’s corporate credit cards.

Property, Equipment and Improvements

Property, equipment and improvements are stated at cost. Repairs and maintenance to these assets are charged to expense as incurred. Major improvements enhancing the function and/or useful life of the related assets are capitalized. Depreciation and amortization are computed using the straight-line method over the estimated useful lives (or lease term, if shorter) of the related assets. At the time of retirement or disposition of these assets, the cost and accumulated depreciation or amortization are removed from the accounts and any related gains or losses are recorded in the Company’s statement of operations and comprehensive loss.

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

The amortization periods for intangible assets are as follows:

•	Developed technology — 5 years
•	Customer relationships — 5 years
•	Noncompete agreements — 3 to 4 years
•	Trademarks and trade names — approximately 2 years
•	Licensed technology — lesser of the term of the agreement, or the estimated useful life

Intangible asset amortization expense is recorded to cost of revenues, sales and marketing, or research and development expense in the consolidated statements of operations and comprehensive loss.

Impairment of Goodwill and Long-Lived Assets

Goodwill is not amortized but instead is tested at least annually for impairment, or more frequently when events or changes in circumstances indicate that goodwill might be impaired. The Company’s annual impairment test is performed during the second quarter.  In assessing goodwill impairment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that the fair value of a reporting unit is less than its carrying amount. The Company’s qualitative assessment of the recoverability of goodwill considers various macro-economic, industry-specific and company-specific factors. These factors include: (i) severe adverse industry or economic trends; (ii) significant company-specific actions, including exiting an activity in conjunction with restructuring of operations; (iii) current, historical or projected deterioration of the Company’s financial performance; or (iv) a sustained decrease in the Company’s market capitalization below its net book value. If, after assessing the totality of events or circumstances, the Company determines it is unlikely that the fair value of such reporting unit is less than its carrying amount, then a quantitative analysis is unnecessary. However, if the Company concludes otherwise, or if it elects to bypass the qualitative analysis, then it is required to perform a quantitative analysis that compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered impaired; otherwise, a goodwill impairment loss is recognized for the lesser of: (a) the amount that the carrying amount of a reporting unit exceeds its fair value; or (b) the amount of the goodwill allocated to that reporting unit.

The Company conducted a quantitative analysis of its goodwill assets as of the end of 2019, due to the decrease in the market price of the Company’s common stock, and determined that its goodwill assets were not impaired.

The Company reviews long-lived assets to be held and used, other than goodwill, for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If an evaluation of recoverability is required, the estimated undiscounted future cash flows directly associated with the asset are compared with the asset’s carrying amount. If the estimated future cash flows from the use of the asset are less than the carrying value, an impairment charge would be recorded to write down the asset to its estimated fair value.

No impairment of goodwill or long-lived assets was recorded for the years ended December 31, 2019 and 2018.

Revenue Recognition

The Company recognizes revenue under its contracts with customers in accordance with ASU 2014-09, Revenue from Contracts with Customers (“Topic 606”). The Company derives its revenues primarily from three sources: (1) advertising revenues, (2) content licensing revenues, which are comprised primarily of fees from customers for licenses to third-party content owners’ digital assets, and (3) subscription revenues, which are comprised primarily of subscription and related fees from customers for access to and use of the Company’s platforms and associated services delivered as software-as-a-service (“SaaS”).

The Company recognizes revenue to depict the transfer of control of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The Company follows a five-step process to determine revenue recognition, as follows:

•	Identifies the contracts(s) with a customer;
•	Identifies the performance obligations in the contract;
•	Determines the transaction price;
•	Allocates the transaction price to the performance obligations in the contract; and
•	Recognizes revenue when (or as) performance obligations are satisfied.

The Company enters into contracts with customers that may include promises to transfer multiple services.  The Company evaluates these services to determine whether they represent distinct, separately identifiable performance obligations that should be accounted for separately or as a single performance obligation.  For contracts containing multiple performance obligations, to meet the allocation objective of Topic 606, the Company allocates the transaction price to each performance obligation on a relative standalone selling price (“SSP”) basis.  The SSP is the price at which the Company would sell a promised service separately to a customer.  For certain arrangements, the determinations regarding whether a contract contains multiple performance obligations and, if so, the SSP of each performance obligation, may require judgment by management.

Advertising Revenues

The Company’s advertising business places advertisements for clients, primarily with radio broadcasters, podcasters and digital media producers. The Company receives commissions, at varying rates negotiated with its clients, as consideration for all services performed by the Company in conjunction with such media placements. Under the most common billing arrangements, the Company bills clients for the gross cost of the advertisement, which is set by the broadcaster, less any discounts negotiated with the client off of the broadcaster’s standard commission rate. The Company remits to the broadcaster the gross amount less the standard commission set by the broadcaster. The amount billed to the client, less the amount payable to the broadcaster, represents the Company’s commission and is recognized as advertising revenue.

All significant services performed by the Company under its contracts with advertising clients in conjunction with media placements, including planning and placing media and verifying that advertisements have aired, represent a single performance obligation as such services are highly interrelated.  The Company’s commission, which represents the transaction price, is recognized as revenue at a point in time when the advertisement is aired, which is the point at which the Company has an enforceable right to payment of its commission.

The Company’s clients are sometimes required to make a deposit or prepay the gross costs of advertisements, including the Company’s commission. Such amounts are reflected as client advances on the Company’s consolidated balance sheets until all revenue recognition criteria have been met.

aiWARE Content Licensing Revenues

The Company has agreements with third-party owners of digital assets pursuant to which the Company licenses those assets to customers and remits royalties to the content owners.  In licensing such third-party digital assets, the Company hosts public and private content libraries on the Company’s platform to enable customers to view and search for digital assets to be licensed, establishes and negotiates with customers the scope and term of, and the prices for, licenses to those digital assets, and makes the licensed digital assets available to the customers.  The Company is considered the principal under most agreements that have this range of services due to obtaining control prior to transfer of the assets, and the Company records the revenue from the customer gross of royalties due to the content owner. In limited cases, the Company does not obtain control prior to transfer of the assets, and accordingly, the Company records revenues net of royalties due to the content owner.

The Company licenses digital assets under (i) individual license agreements, pursuant to which the customer licenses a particular digital asset (or set of digital assets) for a specified license fee, and (ii) bulk license agreements, pursuant to which the customer pays a fixed fee to have access to view and search third-party owners’ content and to license a specified number of minutes of that content in each year over the term of the contracts, which typically range from one to three years, with certain contracts specifying usage-based license fees for additional digital assets that may be licensed by the customer.

Under individual license agreements, the Company has a single performance obligation, which is to make the licensed digital assets available to the customer, generally by download.  The Company recognizes the license fees charged for the digital assets as revenue when the licensed digital assets are made available to the customer.

Under bulk license agreements, the Company’s obligations include hosting the content libraries for access and searching by the customer, updating the libraries with new content provided by the content owner, and making assets selected by the customer available for download, throughout the term of the contract.  All of these services are highly interdependent and constitute a single performance obligation comprised of a series of distinct services transferred to the customer in a similar manner throughout the contract term.  The predominant item in the single performance obligation is a license providing a right to access the content library throughout the license period. For these arrangements, the Company recognizes the total fixed fees under the contract as revenue ratably over the term of the contract as the performance obligation is satisfied, as this best depicts the pattern of control transfer.  If the customer selects digital assets in excess of the amount included in the fixed fees under the contract, the Company constrains the variable consideration until the usage occurs and recognizes such usage-based license fees as the digital assets are made available to the customer, consistent with the usage-based royalty accounting of Topic 606.

aiWARE SaaS Revenues

The Company has agreements with customers under which it provides customers with access to and use of the Company’s aiWARE and digital content management platforms.  Under most agreements, the Company provides access to the platform, specified applications and associated data ingestion, hosting and/or processing services, and provides standard user support. Fees for these services typically take the form of a fixed monthly subscription fee, with certain contracts specifying usage-based fees for data processing services in excess of the data processing services included as part of such subscription services. Fees for excess usage-based data processing services are accounted for as variable consideration.  In certain cases, the fixed monthly subscription fee may adjust during each monthly period of the contract based on changes in the monthly volume of services, at the rates established in the contract.  These contracts typically have terms ranging from one to three years, with renewal options, and do not contain refund-type provisions.  All significant services provided as part of these subscription arrangements are highly interdependent and constitute a single performance obligation comprised of a series of distinct services transferred to the customer in a similar manner throughout the contract term (collectively, the “subscription services”), with the exception of the additional usage-based services, which represent a separate performance obligation as discussed below.  The fixed subscription fees are recognized as revenue ratably over the contract term, at the applicable monthly rate, as the performance obligation is satisfied, as this best depicts the pattern of control transfer. If a portion of the term of a contract is cancellable, the Company determines the transaction price for, and recognizes revenue ratably over, the non-cancellable portion of the term of the contract.

The Company also makes data processing, storage and transfer services available to customers through its aiWARE and digital content management platforms under usage-based arrangements with no minimum fees, either separately or in addition to subscription services as described above.  Fees are charged for actual usage of such services at the rates specified in the contract for each particular service.  Each of these distinct services represents an individual performance obligation. When sold in connection with subscription services, the Company considers the allocation guidance of Topic 606.

Variable consideration for usage-based data processing, storage and transfer services is recognized in the month in which it is earned, as the payment terms relate to a specific outcome (amount of data processed, stored or transferred) of delivering the distinct time increment (the month) of services, and represents the fees to which the Company expects to be entitled for providing the services, and allocating the variable fees in this way is consistent with the allocation objective of Topic 606.

The Company typically invoices its aiWARE SaaS customers monthly, and invoices are due and payable within 30 days following the date of invoice.  Amounts that have been invoiced are recorded in accounts receivable or in deferred revenue, depending on whether transfer of control to customers of the promised services has occurred.

Remaining Performance Obligations

As of December 31, 2019, the aggregate amount of the transaction prices under the Company’s contracts allocated to the Company’s remaining performance obligations was $7,182, approximately 71% of which the Company expects to recognize as revenue over the next twelve months, and the remainder thereafter.  This aggregate amount excludes amounts allocated to remaining performance obligations under contracts that have an original duration of one year or less and variable consideration that is allocated to remaining performance obligations.

Cost of Revenues

Cost of revenues related to the Company’s advertising business consists of production costs relating to advertising content.

Cost of revenues related to the Company’s aiWARE content licensing and media services include royalties paid to content owners on revenues generated from the Company’s licensing of their content, and fees charged by vendors that provide products and services in support of the Company’s live event services and obtaining of talent and property clearances.

Cost of revenues related to the Company’s aiWARE SaaS solutions consists primarily of fees charged by vendors for cloud infrastructure, computing and storage services and engine processing services related to the operation of the Company’s platforms. The Company’s arrangements with cloud infrastructure providers typically require fees that are based on computing time, data storage and transfer volumes, and reserved computing capacity. The Company also pays fees to third-party providers of cognitive engines, which are generally based upon the hours of media processed through their engines. Cost of revenues also includes amortization expense primarily for developed technology acquired in business combinations.

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

The Company estimates the fair values of stock options having time-based vesting conditions, as well as purchase rights under the Company’s Employee Stock Purchase Plan (“ESPP”), using the Black-Scholes-Merton option pricing model.  The Company’s performance-based stock options will vest if a specified target price for the Company’s common stock is achieved.  The Company estimates the fair values of performance-based stock options utilizing a Monte Carlo simulation model, to estimate the date that the specified stock price targets will be achieved (the attainment date), and the Black-Scholes-Merton option pricing model. A fair value is determined for each tranche of such performance-based stock options that is tied to a particular stock price target.

Determining the appropriate fair values of stock options and ESPP purchase rights at the grant date requires significant judgment, including estimating the volatility of the Company’s common stock, the expected term of awards, and the derived service periods for each tranche of performance stock options. In determining fair values prior to June 2018, the Company estimated volatility based on the historical volatility of the shares of a group of publicly traded peer companies, equally weighted, over the expected term. Since June 2018, the Company has included the historical volatility of its own common stock along with the volatility of the peer group as the Company’s common stock has had longer trading history. In calculating estimated volatility, the volatility of the Company’s common stock has been given a 25% weighting, and the volatility of the peer group companies has been given 75% weighting, with each peer company weighted equally. The Company will continue utilizing this combination and will periodically assess the weightings as additional historical volatility data for its own shares of common stock becomes available.

The expected term for stock options other than performance-based stock options represents the period of time that stock options are expected to be outstanding and is determined using the simplified method. Under the simplified method, the expected term is calculated as the midpoint between the weighted average vesting date and the contractual term of the options. The expected term for performance-based stock options considers the remaining term of the option after the attainment date and the ratio of the stock price at the attainment date to the option exercise price.

The risk-free rate is based on the implied yield of U.S. Treasury notes as of the grant date with a remaining term approximately equal to the expected term of the award.

The assumptions used in the Company’s Black-Scholes-Merton option-pricing and Monte Carlo simulation models represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment.

The fair value of stock-based awards is amortized using the straight-line attribution method over the requisite service period of the award, which is generally the vesting period (other than performance-based stock options). For performance-based stock options, expense is recognized over a graded-vesting attribution basis over the period from the grant date to the estimated attainment date, which is the derived service period of each tranche of the award. In recording stock-based compensation expense, the Company accounts for actual forfeitures as they occur and does not estimate forfeitures.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred and are primarily included in sales and marketing expenses in the Company’s consolidated statements of operations and comprehensive loss. Advertising and marketing costs include online and print advertising, public relations, tradeshows, and sponsorships. For the years ended December 31, 2019 and 2018, the Company recorded expense of $1,763 and $1,564, respectively, for advertising and marketing costs.

Research and Development Costs and Software Development Costs

Research and development costs are expensed as incurred.

Costs related to the development of computer software to be sold, leased, or otherwise marketed by the Company in the future are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. However, in most instances, the Company’s products are released soon after technological feasibility has been established and, as a result, software development costs are expensed as incurred. No software development costs were capitalized in 2019 or 2018.

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

The Company utilizes a two-step approach to recognizing and measuring uncertain tax positions. The first step is to determine whether the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes. If the first test is met, then the second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement.

Comprehensive Loss

Comprehensive loss consists of net loss and other gains and losses affecting equity that are excluded from net loss. These consist of unrealized gain (loss) on marketable securities, net of income tax, and foreign currency translation adjustments.

Segment Information

The Company reports segment information based on the internal reporting used by the chief operating decision maker for making decisions and assessing performance as the source of the Company’s reportable segments.  The Company’s reportable segments include Advertising, aiWARE Content Licensing and Media Services and aiWARE SaaS Solutions. In making decisions and assessing performance, the chief operating decision maker evaluates net revenues of each reportable segment (see Note 7) but does not evaluate other metrics such as total assets, net income (loss), capital expenditures, goodwill or other intangible assets financial information by reportable segment. The Company evaluates the cost of revenues on a combined but not allocated basis, and evaluates all operating expenses on a consolidated basis.  The Company’s presence is primarily in the United States of America and it therefore does not have geographic segments to report.

Significant Customers

The Company’s top ten customers accounted for approximately 24% and 39% of the Company’s net revenues for the years ended December 31, 2019 and 2018, respectively. No individual customer accounted for 10% or more of the Company’s net revenues for the years ended December 31, 2019 and 2018. No individual customer accounted for 10% or more of the Company’s accounts receivable as of December 31, 2019, and one advertising client made up 41% of accounts receivable as of December 31, 2018.

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

Recently Adopted Accounting Pronouncements

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). The JOBS Act permits emerging growth companies to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. The Company has elected to use the extended transition period for complying with new or revised accounting standards under Section 107 of the JOBS Act. This election allows the Company to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies.

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force), which provides guidance intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. This standard became effective for the Company beginning in 2019. The adoption of the standard did not have a material impact on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which provides guidance on the presentation of restricted cash or restricted cash equivalents and is intended to reduce the diversity in practice of such presentations. This standard requires amounts generally described as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts on the statement of cash flows. This standard became effective for the Company beginning in 2019. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. An entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if the reporting unit had been acquired in a business combination. Instead, under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The FASB also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. The Company adopted the amendments in this update early, as permitted by the update, in 2019. The adoption of the amendments did not have a material impact on the Company's consolidated financial statements.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which provides expanded guidance to simplify the accounting for stock-based compensation by aligning the treatment of stock-based awards for nonemployees with that of stock-based awards for employees. The Company adopted this standard early, as permitted by this update, beginning in 2019. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Effective for the Company’s fiscal year ended December 31, 2019, the Company adopted the provisions and expanded disclosure requirements described in ASU 2014-09, Revenue from Contracts with Customers (Topic 606)(“Topic 606”) for its annual financial statements.  The Company adopted the standard using the modified retrospective method.  Accordingly, the results for the prior comparable periods were not adjusted to conform to the current year measurement and recognition of results. As of the beginning of 2019, the impact of the adoption of Topic 606 was not material.  However, in adopting Topic 606, the Company has modified its revenue recognition policy in the following ways:

•

Some multi-year contracts include fixed annual price increases.  Historically, the Company recognized revenue based on the price allocated to each year.  Now, the Company recognizes the aggregate fixed price as revenue ratably over the full term of the contract.

•

Historically, certain variable consideration was recognized one month in arrears when the amount became known.  These revenues are now recognized in the month in which the service is provided based on an estimate of the amount that the Company expects to be entitled to receive for the services.  These revenues do not represent a material portion of the Company’s total net revenues.

During the year ended December 31, 2019, the Company’s quarterly financial statements were prepared using the prior revenue recognition standard, Topic 605, Revenue Recognition.  Beginning in the first quarter of 2020, the Company’s quarterly financial statements will be presented using Topic 606.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments under this pronouncement will change the way all leases with duration of one year or more are treated. Under this guidance, lessees will be required to capitalize virtually all leases on the balance sheet as a right-of-use asset and an associated financing lease liability or capital lease liability. The right-of-use asset represents the lessee’s right to use, or control the use of, a specified asset for the specified lease term. The lease liability represents the lessee’s obligation to make lease payments arising from the lease, measured on a discounted basis. Based on certain characteristics, leases are classified as financing leases or operating leases. Financing lease liabilities, those that contain provisions similar to capitalized leases, are amortized in the same manner as capital leases are amortized under current accounting rules, as amortization expense and interest expense in the statement of operations. Operating lease liabilities are amortized on a straight-line basis over the life of the lease as lease expense in the statement of operations. This standard will be effective for the Company beginning with the first quarter of fiscal year 2021. The Company is currently evaluating the impact this standard will have on its policies and procedures pertaining to its existing and future lease arrangements, its disclosure requirements and its consolidated financial statements.

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

In December 2019, the FASB issued ASU 2019-12 to simplify the accounting in ASC 740, Income Taxes. This standard removes certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. This guidance also clarifies and simplifies other areas of ASC 740. This standard will be effective for the Company beginning in the first quarter of fiscal year 2022. The Company is currently evaluating the impact that this standard will have on its financial statements and related disclosures as well as the timing of adoption.

NOTE 3. BUSINESS COMBINATIONS

Acquisition of Performance Bridge

On August 21, 2018, the Company acquired all of the outstanding capital stock of Performance Bridge by means of a merger of an indirect, wholly owned subsidiary of the Company with and into Performance Bridge, with Performance Bridge surviving the merger as an indirect, wholly owned subsidiary of the Company. The Company paid initial consideration of $5,158 and paid a total of $3,909 in additional contingent earnout amounts based on the achievement of certain revenue milestones by Performance Bridge in its 2018 fiscal year. The initial consideration was comprised of $1,220 paid in cash and the issuance of a total of 349,072 shares of the Company’s common stock, valued at $3,938 based on the Company’s closing stock price on August 21, 2018. The initial consideration was subject to adjustment based on a final calculation of Performance Bridge’s net assets at closing, which was completed in the first quarter of 2019 and resulted in the issuance of an additional 6,482 shares of common stock valued at $34 based on the closing price of the Company’s common stock on January 25, 2019, which was the date both parties agreed upon the final calculation of the adjustment. A portion of the initial consideration, consisting of $120 in cash and 34,335 shares of common stock, was deposited into a third-party escrow account at closing and will be held in such account until August 21, 2020, to secure certain indemnification and other obligations of the former stockholder of Performance Bridge. The additional earnout consideration was comprised of $883 in cash and 574,231 shares of the Company’s common stock, valued at $3,026 based on the closing price of the Company’s common stock on March 28, 2019, which were paid and issued to the former stockholder of Performance Bridge in the second quarter of 2019.

The acquisition of Performance Bridge has expanded the Company’s media agency offerings of comprehensive podcast solutions.

The following table summarizes the fair value of purchase price consideration to acquire Performance Bridge:

Acquisition consideration	Amount
Cash consideration at closing	$1,220
Equity consideration at closing	3,938
Working capital adjustment	34
Contingent earnout	3,770
Total	$8,962

In 2019, the Company recorded expense of $139 in general and administrative expenses, representing the difference between the fair value of the contingent earnout consideration recorded by the Company and the final amount of contingent earnout consideration paid by the Company.

The preliminary and final allocations of the purchase price as of the August 21, 2018 closing date under the acquisition method of accounting are set forth in the table below.  The purchase price allocation is based upon an estimate of the fair value of the assets acquired and the liabilities assumed by the Company in the acquisition. The purchase price allocation was preliminary until the Company had the information required to make a determination regarding deferred taxes.  In the third quarter of 2019, the Company updated the purchase price allocation based on its determination of the value of the deferred tax liability.

Purchase price allocation	Preliminary	Final
Cash	$2,283	$2,283
Accounts receivable	3,551	3,551
Prepaid and other current assets	23	23
Property and equipment	43	43
Intangible assets	5,800	5,800
Accounts payable	(1,402)	(1,402)
Accrued expenses and other current liabilities	(4,337)	(4,337)
Accrued compensation	(42)	(42)
Deferred tax liability	-	(1,317)
Identifiable net assets acquired	$5,919	$4,602
Goodwill	3,043	4,360
Total purchase price	$8,962	$8,962

The following table presents details of the acquired intangible assets of Performance Bridge:

	Estimated Useful Life (in years)	Fair Value
Customer relationships	5.0	$5,100
Noncompete agreement	4.0	700
Total intangible assets		$5,800

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

The preliminary and final allocations of the purchase price as of the August 31, 2018 closing date under the acquisition method of accounting are presented in the table below. The purchase price allocation is based upon an estimate of the fair value of the assets acquired and the liabilities assumed by the Company in the acquisition.

Purchase price allocation	Preliminary	Final
Cash	$975	$975
Accounts receivable	2,396	2,396
Prepaid and other current assets	376	376
Property and equipment	292	292
Intangible assets	13,300	13,300
Accounts payable	(825)	(825)
Accrued expenses and other current liabilities	(3,639)	(3,516)
Accrued compensation	(850)	(850)
Other long-term liabilities	(700)	(700)
Identifiable net assets acquired	$11,325	$11,448
Goodwill	1,227	1,104
Total purchase price	$12,552	$12,552

The following table presents details of the acquired intangible assets of Wazee Digital:

	Estimated Useful Life (in years)	Fair Value
Developed technology	5.0	$9,100
Customer relationships	5.0	4,200
Total intangible assets		$13,300

Acquisition of Machine Box, Inc.

On September 6, 2018, the Company acquired all of the outstanding capital stock of Machine Box, Inc. (“Machine Box”) by means of a merger of a wholly owned subsidiary of the Company with and into Machine Box, with Machine Box surviving the merger as a wholly owned subsidiary of the Company. The Company paid initial consideration of $1,484, and paid a total of $2,989 in additional contingent amounts based on Machine Box’s achievement of certain technical development and integration milestones within 12 months after the closing of the acquisition, as further discussed below. The initial consideration was comprised of $423 paid in cash and the issuance of a total of 128,300 shares of the Company’s common stock, valued at $1,061 based on the Company’s closing stock price on September 6, 2018, of which $80 in cash and 26,981 shares of common stock were held back from payment and issuance by the Company until September 6, 2020, to secure certain indemnification and other obligations of the former stockholders of Machine Box.

The fair value of the contingent amount, as determined as of the acquisition date, totaled $2,880, which amount has been treated as compensation expense for post-combination services as payment of such amount was conditioned upon the continued employment of certain key employees of Machine Box in addition to the achievement of certain performance milestones by Machine Box. The fair value of the contingent amount was determined using a probability-weighted expected payment model. This expense was recognized as research and development expense over three separate intervals tied to the specific performance milestones during the 12 months following the acquisition. In 2019, the Company recorded compensation expense of $1,493 in research and development expense in connection with the additional contingent amounts.

Machine Box achieved the technical development and integration milestones required to be completed within the 12 months after closing the acquisition and, as a result, in 2019, the former Machine Box stockholders became entitled to receive an aggregate of $600 in cash and an aggregate of 394,604 shares of the Company’s common stock, valued at a total of $2,389 based on the closing price of the Company’s common stock at each milestone date. In 2019, the Company paid to the former Machine Box stockholders an aggregate of $480 in cash and issued to them an aggregate 315,687 shares of common stock. The remaining $120 in cash and 78,917 shares of common stock were held back from payment and issuance until September 6, 2020 to secure certain indemnification and other obligations of the former stockholders of Machine Box.

The value of all common stock that has been held back from issuance in connection with the acquisition was included in additional paid-in capital as of December 31, 2019.

Machine Box is a developer of state-of-the-art machine learning technologies, which have enhanced the Company’s aiWARE platform capabilities.

The following table summarizes the fair value of purchase price consideration to acquire Machine Box:

Acquisition consideration	Amount
Cash consideration at closing	$423
Equity consideration at closing	1,061
Total	$1,484

The preliminary and final allocations of the purchase price as of the September 6, 2018 closing date under the acquisition method of accounting are set forth in the table below. The purchase price allocation is based upon an estimate of the fair value of the assets acquired and the liabilities assumed by the Company in the acquisition.  The purchase price allocation was preliminary until the Company had the information required to make a determination of deferred taxes. In the third quarter of 2019, the Company updated the purchase price allocation based on the determination of the value of the deferred tax liability.

Purchase price allocation	Preliminary	Final
Cash	$25	$25
Intangible assets	700	700
Accrued expenses	(375)	(375)
Deferred tax liability	-	(172)
Identifiable net assets acquired	$350	$178
Goodwill	1,134	1,306
Total purchase price	$1,484	$1,484

The following table presents details of the acquired intangible assets of Machine Box:

	Estimated Useful Life (in years)	Fair Value
Developed technology	5.0	$500
Trademarks and tradenames	2.3	100
Noncompete agreement	3.0	100
Total intangible assets		$700

Assumptions in the Allocations of Purchase Price

Management prepared the purchase price allocations for the acquired businesses, and in doing so considered or relied in part upon a report of a third party valuation expert to calculate the fair value of certain acquired assets and liabilities of each acquired business, which would primarily include identifiable intangible assets and the contingent earn-out amounts. Determining the fair value of assets and liabilities requires management to make significant estimates. The goodwill recognized is the excess of the purchase price over the fair value of net assets acquired. The Company does not expect to deduct any of the acquired goodwill for tax purposes.

Unaudited Supplemental Pro Forma Information

The following table presents unaudited pro forma combined financial information for the year ended December 31, 2018, as if the acquisition of Wazee Digital had occurred at the beginning of that year:

Year Ended
December 31,
2018
Net revenue - pro forma combined	$39,196
Net loss - pro forma combined	(62,086)

The following adjustments were included in the unaudited pro forma combined net revenues:

Year Ended
December 31,
2018
Net revenue	$27,047
Add: Net revenue - acquired business	12,149
Net revenue - pro forma combined	$39,196

The following unaudited adjustments were included in the unaudited pro forma combined net loss:

Year Ended
December 31,
2018
Net loss	$(61,104)
Add: Results of operations - acquired business	570
Less: Pro forma adjustments
Depreciation and amortization	1,552
Net loss - pro forma combined	$(62,086)

Net loss per share - pro forma combined:
Basic and diluted	$(3.35)

Shares used to compute net loss per share - pro forma combined:
Basic and diluted	18,515

The pro forma combined financial information is presented for illustrative purposes only and is not necessarily indicative of the consolidated results of operations of the consolidated business had the acquisition of Wazee Digital actually occurred at the beginning of fiscal year 2018 or of the results of future operations of the consolidated business. The unaudited pro forma financial information does not reflect any operating efficiencies or cost savings that have or may be realized from the integration of the acquired business.

NOTE 4. NET LOSS PER SHARE

The following table presents the computation of basic and diluted net loss per share:

	Year Ended
	December 31,
	2019	2018
Numerator
Net loss	$(62,078)	$(61,104)
Denominator
Weighted-average common shares outstanding	21,845,536	17,683,459
Less: Weighted-average shares subject to repurchase	(47,822)	(110,521)
Denominator for basic and diluted net loss per share attributable to common stockholders	21,797,714	17,572,938
Basic and diluted net loss per share	$(2.85)	$(3.48)

The Company reported net losses for both periods presented and, as such, all potentially dilutive shares of common stock would have been antidilutive for such periods. The table below presents the weighted-average securities (in common equivalent shares) outstanding during the periods presented that have been excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive:

	Year Ended
	December 31,
	2019	2018
Common stock options and restricted stock units	9,858,931	8,625,088
Warrants to purchase common stock	1,297,151	1,232,734
	11,156,082	9,857,822

NOTE 5. FINANCIAL INSTRUMENTS

Cash, Cash Equivalents and Marketable Securities

The Company’s money market funds and marketable securities are categorized as Level 1 and 2, respectively, within the fair value hierarchy. The following table shows the cost, gross unrealized losses and fair value, with a breakdown by significant investment category, of the Company’s cash and cash equivalents as of December 31, 2019:

		Gross		Cash and
		Unrealized	Fair	Cash	Marketable
	Cost	Losses	Value	Equivalents	Securities
Cash	$23,710	$—	$23,710	$23,710	$—
Level 1:
Money market funds	20,355	—	20,355	20,355	—
Total	$44,065	$—	$44,065	$44,065	$—

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

The following tables show information about the Company’s marketable securities that were in a continuous unrealized loss position for less than 12 months and for 12 months or greater as of December 31, 2018:

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

Stock Warrants

In April 2018, in connection with the advisory agreement between the Company and a financial advisory firm, the Company issued such firm a five-year warrant to purchase up to 20,000 shares of the Company’s common stock (“April 2018 Warrant”). The April 2018 Warrant was fully vested and exercisable upon issuance and has an exercise price of $11.73 per share. The Company recorded this stock warrant at its fair value using the Black-Scholes option-pricing model. The holder is able to redeem the warrant for a number of shares having a value equal to the in-the-money value of the warrant. The Company recorded the fair value of the award as a liability upon issuance, and such fair value is remeasured at the end of each reporting period. The April 2018 Warrant was outstanding at December 31, 2019.

The following table summarizes quantitative information with respect to the significant unobservable inputs that were used to value the April 2018 Warrant:

	December 31, 2019	December 31, 2018
Volatility	70%	70%
Risk-free rate	1.62%	2.51%
Term	3.25 years	4.25 years

The following table represents a roll-forward of the fair value of the April 2018 Warrant, which was recorded within other accrued liabilities in the consolidated balance sheets at December 31, 2019 and 2018:

Balance, December 31, 2017	$—
Issuance of warrant	207
Change in fair value	(184)
Balance, December 31, 2018	23
Change in fair value	(16)
Balance, December 31, 2019	$7

Changes in fair value of the April 2018 Warrant are recorded in other income, net in the Company’s consolidated statements of operations and comprehensive loss for the years ended December 31, 2019 and 2018.

There were no transfers between Level 1, Level 2 or Level 3 financial instruments in the years ended December 31, 2019 and 2018.

NOTE 6. GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

The following table presents the changes in the carrying amount of goodwill:

Carrying Amount
Balance as of December 31, 2018	$5,509
Performance Bridge working capital adjustment	34
Performance Bridge purchase price allocation adjustment	1,309
Machine Box purchase price allocation adjustment	175
Wazee Digital purchase price allocation adjustment	(123)
Balance as of December 31, 2019	$6,904

Intangible Assets

The following table sets forth the Company’s finite-lived intangible assets resulting from business acquisitions and other purchases, which continue to be amortized:

		December 31, 2019			December 31, 2018
	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Software and technology	1.3	$3,582	$(2,171)	$1,411	$3,576	$(1,613)	$1,963
Licensed technology	1.6	500	(208)	292	500	(42)	458
Developed technology	3.6	9,600	(2,560)	7,040	9,600	(792)	8,808
Customer relationships	3.6	9,300	(2,480)	6,820	9,300	(733)	8,567
Trademarks and trade names	0.9	100	(59)	41	100	(15)	85
Noncompete agreements	2.5	800	(278)	522	800	(201)	599
Total	3.4	$23,882	$(7,756)	$16,126	$23,876	$(3,396)	$20,480

The following table presents amortization expense associated with the Company’s finite-lived intangible assets, which is included in the consolidated statements of operations and comprehensive loss as follows:

	Year Ended
	December 31,
	2019	2018
Cost of revenues	$2,028	$920
Sales and marketing	1,797	967
Research and development	1,025	1,076
General and administrative	10	13
Total	$4,860	$2,976

Amortization of finite-lived intangible assets in cost of revenues and research and development in the consolidated statements of operations and comprehensive loss relates primarily to acquired developed technology.

The following table summarizes the future estimated annual amortization expense for these assets at December 31, 2019:

2020	$5,382
2021	4,261
2022	3,963
2023	2,520
Total	$16,126

NOTE 7. CONSOLIDATED FINANCIAL STATEMENTS DETAILS

Consolidated Balance Sheets Details

Accounts Receivable, Net

Accounts receivable consisted of the following:

	As of
	December 31,	December 31,
	2019	2018
Accounts receivable — Advertising	$19,184	$26,226
Accounts receivable — aiWARE SaaS Solutions	1,269	2,418
Accounts receivable — aiWARE Content Licensing and Media Services	928	538
	21,381	29,182
Less: allowance for doubtful accounts	(29)	(40)
Accounts receivable, net	$21,352	$29,142

The amount that the Company invoices and collects from advertising clients includes the cost of the advertisement placed for them with broadcasters and the amount of the commission earned by the Company.  The average commission earned by the Company is less than 15% of the total amount invoiced and collected from the advertising clients.

Property, Equipment and Improvements, Net

Property, equipment and improvements consisted of the following:

	As of
	December 31,	December 31,
	2019	2018
Property and equipment	$2,247	$2,019
Leasehold improvements	2,876	2,875
	5,123	4,894
Less: accumulated depreciation	(1,909)	(886)
Property, equipment and improvements, net	$3,214	$4,008

Depreciation expense was $1,087 and $725 for the years ended December 31, 2019 and 2018, respectively.

Accounts Payable

Accounts payable consisted of the following:

	As of
	December 31,	December 31,
	2019	2018
Accounts payable — Advertising	$15,697	$27,655
Accounts payable — Other	1,299	1,059
Total	$16,996	$28,714

Accounts payable – Advertising reflects the amounts due to broadcasters for advertisements placed on behalf of the Company’s advertising clients.

Consolidated Statements of Operations and Comprehensive Loss Details

Net Revenues

Net revenues for the periods presented were comprised of the following:

	Year Ended
	December 31,
	2019	2018
Advertising	$24,364	$17,146
aiWARE Content Licensing and Media Services	14,631	3,943
aiWARE SaaS Solutions	10,653	5,958
Total net revenues	$49,648	$27,047

During the years ended December 31, 2019 and 2018, the Company’s advertising business made $216,483 and $145,352 in gross media placements, of which $200,709 and $121,143, respectively, were billed directly to clients. Of the amounts billed directly to clients, $177,930 and $105,737 represented media-related costs netted against billings during the years ended December 31, 2019 and 2018, respectively.

Disaggregated Revenue in 2019

Net revenues disaggregated for the year ended December 31, 2019 were as follows:

Year Ended
December 31,
2019
Advertising	$24,364
aiWARE Content Licensing and Media Services (by service type):
Content Licensing	13,738
Media Services	893
Sub-total	14,631
aiWARE SaaS Solutions (by market):
Media and Entertainment	9,735
Government, Legal and Compliance	918
Sub-total	10,653
Total net revenues	$49,648

Other Income, Net

Other income, net for the periods presented was comprised of the following:

	Year Ended
	December 31,
	2019	2018
Interest income, net	$549	$803
Change in fair value of warrant liability	16	184
Other	(24)	(79)
Other income, net	$541	$908

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

As of December 31, 2019, future minimum lease payments were as follows:

Minimum
Annual
Lease
Year Ending December 31,	Payments
2020	$2,443
2021	2,211
2022	1,852
2023	1,680
2024	1,730
Total minimum payments	$9,916

The total rent expense for all operating leases was $2,987 and $2,134 for the years ended December 31, 2019 and 2018, respectively.

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

NOTE 9. STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock Offerings

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

Other Common Stock Transactions

In June 2018, the Company entered into an Equity Distribution Agreement with JMP Securities as sales agent, pursuant to which it may offer and sell, from time to time, through JMP Securities, shares of its common stock having an aggregate offering price of up to $50,000.  In 2019, the Company issued an aggregate of 5,205,430 shares of its common stock, which were sold pursuant to the Equity Distribution Agreement. The Company received net proceeds from such sales of $24,373 after deducting expenses of $756.

In 2019 and 2018, the Company issued a total of 896,400 and 941,548 shares of its common stock, respectively, in connection with its acquisitions of Performance Bridge, Wazee Digital and Machine Box. See Note 3 for additional information.

In 2019, the Company issued an aggregate of 235,808 shares of its common stock in connection with the exercise of stock options and the vesting of restricted stock units under its stock incentive plans, and purchases under its Employee Stock Purchase Plan (the “ESPP”), and cancelled a total of 2,121 shares of its common stock in connection with the forfeiture of restricted stock due to terminations or in payment of withholding taxes.  In 2018, the Company issued an aggregate of 276,561 shares of its common stock in connection with the exercise of stock options and the vesting of restricted stock units under its stock incentive plans, and purchases under the ESPP, and cancelled a total of 4,184 of its common stock in connection with the forfeiture of restricted stock due to terminations or in payment of withholding taxes.  See Note 10 for additional information.

In 2018, the Company issued 7,412 shares of its common stock to accredited investors in consideration for services rendered. The Company valued these stock issuances based on the closing price of its common stock on the issuance date and recorded the expense of $130 in general and administrative expenses in the Company’s consolidated statement of operations and comprehensive loss for the year ended December 31, 2018.

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

Common Stock Warrants

As of December 31, 2019 and 2018, the Company had warrants to purchase a total of 1,297,151 shares of its common stock issued and outstanding. The Company issued a five-year warrant in April 2018 which enables the holder to purchase up to 20,000 shares of the Company’s common stock. In June 2018, the Company cancelled the warrant issued to Westwood One (“WWO”), which enabled WWO to purchase up to 247,422 shares of the Company’s common stock.

All warrants were fully vested at December 31, 2019. The table below summarizes the warrants outstanding at December 31, 2019 and 2018:

			Number of
		Exercise	Shares of
Issuance Date	Life in Years	Price	Common Stock
May 2017	5	$13.6088	809,400
Various dates in 2017	10	$13.6088	313,440
Various dates in 2016	4	$13.6088	154,311
April 2018	5	$11.7300	20,000
			1,297,151

NOTE 10. STOCK PLANS

2014 Stock Incentive Plan

In 2014, the Company’s Board of Directors and stockholders approved and adopted the 2014 Stock Option/Stock Issuance Plan (the “2014 Plan”), which was amended in March 2015, October 2016 and April 2017. Under the 2014 Plan, incentive stock options, non-qualified stock options, restricted stock and restricted stock units may be granted to eligible employees, directors and consultants. The Company’s Board of Directors has resolved not to make any further awards under the 2014 Plan following the completion of the Company’s IPO. The 2014 Plan will continue to govern all outstanding awards granted thereunder.

2017 Stock Incentive Plan

In April 2017, the Company’s Board of Directors and stockholders approved and adopted the 2017 Stock Incentive Plan (the “2017 Plan”), which became effective on May 11, 2017. Under the 2017 Plan, incentive stock options, non-qualified stock options, stock appreciation rights, stock awards and restricted stock units may be granted to employees, non-employee directors, consultants and advisors. Awards granted under the 2017 Plan may be subject to time-based and/or performance-based vesting conditions.  The Company had initially reserved 2,000,000 shares of its common stock for issuance under the 2017 Plan. The share reserve increases automatically on the first trading day of January each calendar year by an amount equal to 3% of the total number of shares of common stock outstanding on the last trading day in December of the immediately preceding calendar year, up to an annual maximum of 750,000 shares. As of December 31, 2019, an aggregate of 754,111 shares of common stock were available for future grant under the 2017 Plan.

2018 Performance-Based Stock Incentive Plan

In June 2018, the Company’s stockholders approved the Company’s 2018 Performance-Based Stock Incentive Plan (the “2018 Plan”), and approved grants under the 2018 Plan of nonstatutory stock options, having performance-based vesting conditions tied to the future achievement of stock price targets by the Company (each, a “Performance Option”), to the Company’s Chief Executive Officer for 1,809,900 shares (the “CEO Award”) and to the Company’s President for 1,357,425 shares (the “President Award”). In May 2018, the CEO Award and the President Award had been approved by a special committee of the Board of Directors of the Company (the “Special Committee”), and the 2018 Plan had been approved by the Company’s Board of Directors, subject to stockholder approval.

The 2018 Plan allows the Company to grant Performance Options to its executive officers and other employees as an incentive for them to remain in service with the Company and to further align their interests with the interests of the Company’s stockholders. A total of 4,200,000 shares of the Company’s common stock have been authorized for issuance under the 2018 Plan.

As of December 31, 2019, 183 shares of common stock were available for future grant under the 2018 Plan.

Terms of Awards Under Stock Plans

The 2014 Plan, 2017 Plan and 2018 Plan are collectively referred to herein as the “Stock Plans.” The Stock Plans are administered by the compensation committee of the Board of Directors, which determines the recipients and the terms of the awards granted (with the exception of the CEO Award and President Award, which were approved by the Special Committee). All stock options granted under the Stock Plans have exercise prices equal to or greater than the fair market value of the Company’s common stock on the grant date, and expire ten years after the grant date, subject to earlier expiration in the event of termination of the optionee’s continuous service with the Company as further described in each Stock Plan. The vesting of all awards granted under the Stock Plans is generally subject to the awardee’s continuous service with the Company, with certain exceptions, as further described in each Stock Plan.

The Company has granted to employees, non-employee directors and consultants awards of stock options, restricted stock and restricted stock units that are subject to time-based vesting conditions.  The time-based stock options that have been granted to employees and consultants generally vest over a period of four years (with the exception of certain stock options granted to the Company’s Chief Executive Officer and President in 2017, which vest over a period of three years, and certain other limited exceptions). Restricted stock units that have been awarded to employees generally vest over periods of one to two years.  The restricted stock units awarded to members of the Company’s Board of Directors under the automatic grant program provisions of the 2017 Plan generally vest over a period of one year.

The Company has also granted Performance Options under the 2018 Plan and the 2017 Plan.  All such Performance Options will become exercisable in three equal tranches based on the achievement of specific market price targets for the Company’s common stock. For each tranche to become exercisable, the closing price per share of the Company’s common stock must meet or exceed the applicable stock price target for a period of 30 consecutive trading days.

Stock-based Compensation

The Company recognizes stock-based compensation expense for awards granted under the Stock Plans ratably over the requisite service period.  For awards subject to time-based vesting conditions, the service period is generally the vesting period. For Performance Options, a derived service period is estimated for each tranche under the Monte Carlo simulation model. The Company also recognizes stock-based compensation expense related to the Company’s ESPP ratably over each purchase interval.

The fair values of time-based stock options granted under the Stock Plans and purchase rights under the ESPP are determined as of the grant date using the Black-Scholes-Merton option-pricing model. The assumptions used in calculating the fair values of time-based stock options granted during the years ended December 31, 2019 and 2018 are set forth in the table below:

	Year Ended	Year Ended
	December 31,	December 31,
	2019	2018
Expected term (in years)	6.0 - 6.1	6.0 - 6.1
Expected volatility	65% - 68%	53% - 69%
Risk-free interest rate	1.5% - 2.6%	2.6% - 3.1%
Expected dividend yield	—	—

The assumptions used in calculating the fair values of purchase rights granted under the ESPP during the years ended December 31, 2019 and 2018 are set forth in the table below:

	Year Ended	Year Ended
	December 31,	December 31,
	2019	2018
Expected term (in years)	0.5 - 2.0	0.5
Expected volatility	62% - 71%	51% - 53%
Risk-free interest rate	1.7% - 2.5%	1.2% - 1.9%
Expected dividend yield	—	—

The Company values Performance Options using a Monte Carlo simulation model. A fair value per share is determined for each of the three equal tranches of each Performance Option. The assumptions used in the Monte Carlo simulation model for computing the grant date fair values of the Performance Options granted to employees during the year ended December 31, 2019, and the Performance Options granted during the year ended December 31, 2018, which consisted entirely of the CEO Award and the President Award, are set forth in the table below:

	Year Ended	Year Ended
	December 31,	December 31,
	2019	2018
Grant date stock price	$4.65 - $8.34	$16.82
Dividend yield	—%	—%
Risk-free interest rate	2.7%	2.9%
Estimated volatility	65%	73%

The stock-based compensation expense by type of award and by operating expense grouping are presented below:

	Year Ended
	December 31,
	2019	2018
Stock-based compensation expense by type of award:
Restricted stock units	$952	$427
Restricted stock awards	350	463
Machine Box contingent common stock issuances	1,255	1,110
Performance-based stock options	8,000	3,799
Stock options	9,610	8,940
Employee stock purchase plan	490	754
Total	$20,657	$15,493

Stock-based compensation expense by operating expense grouping:
Sales and marketing	$1,035	$1,018
Research and development	2,549	2,278
General and administrative	17,073	12,197
	$20,657	$15,493

Stock Plan Activity

Restricted Stock Awards

The Company’s restricted stock activity for the year ended December 31, 2019 was as follows:

		Weighted
		Average Grant
	Shares	Date Fair Value
Unvested at December 31, 2018	72,208	$7.26
Forfeited	(150)	$7.50
Vested	(49,245)	$7.15
Unvested at December 31, 2019	22,813	$7.50

As of December 31, 2019, total unrecognized compensation cost related to restricted stock was $150, which is expected to be recognized over a period of 0.8 year.  There was no restricted stock granted during the years ended December 31, 2019 and 2018. The fair values of restricted stock that vested during the years ended December 31, 2019 and 2018 totaled $299 and $1,022, respectively.

Restricted Stock Units

The Company’s restricted stock units activity for the year ended December 31, 2019 was as follows:

		Weighted
		Average Grant
	Shares	Date Fair Value
Unvested at December 31, 2018	49,143	$12.57
Granted	162,211	$6.97
Forfeited	(19,200)	$8.81
Vested	(50,009)	$12.51
Unvested at December 31, 2019	142,145	$6.71

As of December 31, 2019, total unrecognized compensation cost related to restricted stock units was $372, which is expected to be recognized over a period of 0.9 year. The weighted average grant date fair values per share of restricted stock units granted in the years ended December 31, 2019 and 2018 were $6.97 and $13.46, respectively. The fair values of restricted stock units vested during the years ended December 31, 2019 and 2018 totaled $362 and $901, respectively.

Performance Options

The activity related to Performance Options for the year ended December 31, 2019 was as follows:

		Weighted-Average
			Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at December 31, 2018	3,167,325	$21.25	—	—
Granted	1,619,175	$5.69
Forfeited	(301,761)	$5.66
Outstanding at December 31, 2019	4,484,739	$16.68	8.59 years	$—
Exercisable at December 31, 2019	—	$—	—	$—

The weighted average grant date fair values per share of Performance Options granted during the years ended December 31, 2019 and 2018 were $2.55 and $9.59, respectively. No performance-based stock options vested during the years ended December 31, 2019 and 2018. At December 31, 2019, total unrecognized compensation expense related to Performance Options was $21,493 and is expected to be recognized over a weighted average period of 3 years.

Stock Options

The activity related to all other stock options for the year ended December 31, 2019 was as follows:

		Weighted-Average
			Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at December 31, 2018	5,154,691	$13.78
Granted	672,096	$5.59
Exercised	(57,212)	$2.99
Forfeited	(446,338)	$11.12
Expired	(126,459)	$13.03
Outstanding at December 31, 2019	5,196,778	$13.09	7.51 years	$255
Exercisable at December 31, 2019	3,771,201	$13.98	7.13 years	$254

The weighted average grant date fair values per share of stock options granted in the years ended December 31, 2019 and 2018 were $3.47 and $7.40, respectively. The aggregate intrinsic values of the options exercised during the years ended December 31, 2019 and 2018 were $189 and $1,984, respectively. The total grant date fair values of stock options vested during the years ended December 31, 2019 and 2018 were $10,226 and $8,929, respectively.

At December 31, 2019, total unrecognized compensation expense related to stock options was $8,137 and is expected to be recognized over a weighted average period of 1.9 years.

The aggregate intrinsic values in the tables above represent the difference between the fair market value of the Company’s common stock and the average option exercise price of in-the-money options multiplied by the number of such options.

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

The ESPP contains a reset provision, which provides that, if the Company’s stock price on any purchase date under an offering period is less than the stock price on the start date of that offering period, then all employees participating in that offering period will be automatically transferred to the new offering period starting on the next business day following such purchase date, so long as the stock price on that start date is lower than the stock price on the start date of the offering period in which they are enrolled.  This reset feature was triggered under the ESPP on August 1, 2018 and on February 1, 2019. These resets constituted modifications pursuant to the guidance in ASC 718, Stock Based Compensation.  The Company engaged specialists to determine the incremental cost associated with the modification by calculating the expense related to the modified awards using the assumptions before and after the trigger dates. The modifications did not have a material effect on the Company’s stock-based compensation expense for the years ended December 31, 2019 and 2018.

Employee payroll deductions accrued under the ESPP as of December 31, 2019 and 2018 totaled $196 and $448, respectively. During the years ended December 31, 2018 and 2019 a total of 129,514 and 80,654 shares of common stock were purchased under the ESPP at a weighted average purchase price of $4.65 and $12.72, respectively.

NOTE 11. PROVISION FOR INCOME TAXES

The components of the Company’s loss before the provision for income taxes consisted of the following:

	Year Ended
	December 31,
	2019	2018
United States of America	$(63,624)	$(61,169)
Foreign	94	87
Total	$(63,530)	$(61,082)

The provision for income taxes consisted of the following for the years ended December 31, 2019 and 2018:

	Year Ended
	December 31,
	2019	2018
Current
Federal	$—	$—
State	19	6
Foreign	18	16
Total Current Provision	37	22

Deferred
Federal	(14,188)	(12,146)
State	(1,073)	(4,809)
Foreign	—	—

Change in valuation allowance	13,772	16,955
Total deferred (benefit) provision	(1,489)	—
Total (benefit) provision	$(1,452)	$22

A reconciliation of the statutory U.S. federal income tax rate to the Company's effective tax rate for the years ended December 31, 2019 and 2018 is as follows:

	Year Ended
	December 31,
	2019	2018
Tax, computed at the federal statutory rate	21.00%	21.00%
State taxes, net of federal tax benefit	1.17	6.23
Meals, entertainment and other	(0.55)	(0.02)
Benefit from basis difference in acquired asset	2.34	—
Change in valuation allowance	(21.68)	(27.25)
Benefit from (provision for) income taxes	2.28%	(0.04%)

The significant components of the Company’s deferred income tax assets and liabilities as of December 31, 2019 and 2018 were as follows:

	Year Ended
	December 31,
	2019	2018
Net operating losses	$38,674	$30,112
Stock-based compensation	10,702	7,141
Accrued expenses	180	178
Research credits	710	547
Other	577	682
Gross deferred tax assets	50,843	38,660
Less: valuation allowance	(49,005)	(35,233)
Total deferred tax assets	1,838	3,427

Other - fixed assets and intangibles	(1,838)	(3,427)
Total deferred tax liabilities	(1,838)	(3,427)
Net deferred tax assets	$—	$—

The Company has evaluated the available positive and negative evidence supporting the realization of its gross deferred tax assets, including its cumulative losses, and the amount and timing of future taxable income, and has determined it is more likely than not that the assets will not be realized. Accordingly, the Company recorded a full valuation allowance as of December 31, 2019 and 2018 against its U.S. federal and state deferred tax assets as of December 31, 2019 and 2018.

The change in the valuation allowance for the years ended December 31, 2019 and 2018 is as follows:

	Year Ended
	December 31,
	2019	2018
Valuation allowance, at beginning of year	$35,233	$18,278
Increase in valuation allowance	13,772	16,955
Valuation allowance, at end of year	$49,005	$35,233

As of December 31, 2019, the Company has federal and state income tax net operating loss carryforwards of approximately $162,901 and $157,965, respectively. The U.S. federal and state net operating losses will begin to expire in 2034 and 2020, respectively, unless previously utilized. Net operating loss carryforwards generated after January 1, 2018 may be carried forward indefinitely, subject to the 80% taxable income limitation on the utilization of the carryforwards. In addition, the Company had federal and state research and development credit carryforwards of approximately $505 and $260, respectively, as of December 31, 2019. The federal research and development credit will begin to expire in 2036 if unused and the state research and expenditure credit may be carried forward indefinitely. Certain tax attributes may be subject to an annual limitation in the event there has been or is a change of ownership as defined under Internal Revenue Code Section 382.

The Company is subject to taxation in the United States and various states. Its U.S. federal tax returns and state returns are open for examination for tax years 2014 and forward. The Company is not currently under examination from tax authorities in the jurisdictions in which the Company does business.

The Tax Cuts and Jobs Act (“TCJA”) was enacted in December 2017. Impacts of the TCJA for the year ended December 31, 2017 included remeasuring federal deferred tax assets and liabilities due to the reduction of the U.S. corporate income tax rate from 35% to 21%. In connection with the TCJA, the SEC issued guidance with allowed a year to finalize the income tax effect of the TCJA. Other aspects of the TCJA did not take effect until 2018. As of December 31, 2019, we have completed our accounting for the tax effects of the TCJA. No further adjustments were made with respect to the previously recorded provisional amounts.

NOTE 12. RELATED PARTY TRANSACTIONS

In March 2017, the Company entered into three-year employment agreements with each of Chad Steelberg, the Company’s Chief Executive Officer, and Ryan Steelberg, the Company’s President. Under these agreements, the Company reimbursed Chad Steelberg and Ryan Steelberg for the costs of their healthcare plans. During the years ended December 31, 2019 and 2018, the Company expensed $71 and $56 for the cost of such plans, respectively. As of December 31, 2019 and 2018, the Company has an accrual of $0 and $5, respectively related to these healthcare plans.

There were no other related party transactions as of December 31, 2019 and 2018.

NOTE 13. SUBSEQUENT EVENTS

Subsequent to December 31, 2019, the Company sold an aggregate of 1,292,208 shares of its common stock pursuant to the Equity Distribution Agreement, resulting in net proceeds of approximately $2,984 after deducting commissions of $92.  The terms of the Equity Distribution Agreement are discussed in Note 9.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2019 our disclosure controls and procedures were not effective as a result of the material weakness in our internal control over financial reporting related primarily to the accounting for advertising net revenues, as described below.  Notwithstanding the foregoing, our management has concluded that the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in this Annual Report on Form 10-K in conformity with GAAP.

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

Management’s Assessment of the Effectiveness of our Internal Control Over Financial Reporting

Management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2019. In conducting its evaluation, management used the framework set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under such framework, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2019, due to a material weakness related primarily to the accounting for advertising net revenues. The identified control deficiencies resulted in a number of financial statement adjustments, including to net revenues, accounts receivable and prepaid expenses. These adjustments were immaterial, individually and in the aggregate, but were similar to adjustments that were made in the prior year.  These control deficiencies had been identified as significant deficiencies as of December 31, 2018, and because they have not been remediated, they have been elevated to a material weakness as of December 31, 2019.

We have initiated certain measures to remediate this material weakness, including fully documenting our processes, training our personnel and monitoring our controls, related to advertising revenues.  We may need to implement additional appropriate measures in the future. However, there can be no assurance that we will be able to fully remediate this material weakness or that our remedial actions will prevent this weakness from re-occurring in the future.

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

Changes in Internal Control over Financial Reporting

In the quarter ended December 31, 2019, we made certain changes in our internal control over financial reporting in an effort to remediate the material weakness as previously reported in the Part II, Item 9A. “Controls and Procedures” in our 2018 Form 10-K.    Specifically, we took the following actions to implement remediation initiatives related to the previously identified material weakness:  we have formalized our process to analyze, research and document the accounting for infrequent, complex transactions, and we have hired qualified personnel.

There were no other changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2019 and delivered to stockholders in connection with our 2020 annual meeting of stockholders.

Item 11.	Executive Compensation.

The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2019 and delivered to stockholders in connection with our 2020 annual meeting of stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2019 and delivered to stockholders in connection with our 2020 annual meeting of stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2019 and delivered to stockholders in connection with our 2020 annual meeting of stockholders.

Item 14.	Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2019 and delivered to stockholders in connection with our 2020 annual meeting of stockholders.

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

2.1

Agreement and Plan of Merger, dated as of August 13, 2018, by and among Veritone, Inc., Project West Acquisition Corporation, Wazee Digital, Inc. and West Victory Stockholder Representative, LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on August 15. 2018).

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

4.3	Form of Indenture (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3 (File No. 333-225394), filed on June 1, 2018).

4.4	Description of Registrant’s securities registered under Section 12 of the Exchange Act.

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

Exhibit No.	Description of Exhibit

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

10.14*

Form of Restricted Stock Unit Agreement for use under the 2017 Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed on May 8, 2018).

10.15*

Form of Restricted Stock Unit Agreement for use in connection with the award of restricted stock units to directors pursuant to the automatic grant program under the 2017 Plan (incorporated by reference to Exhibit 99.5 to the Registrant’s Registration Statement on Form S-8 (No. 333-217990) filed on May 12, 2017).

10.16*

Form of Restricted Stock Unit Agreement for use in connection with the award of restricted stock units to executive officers under the 2017 Plan (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018 filed on March 18, 2019).

10.17*

Form of Notice of Grant of Stock Option and Stock Option Agreement for use in connection with the grant of stock options with performance-based vesting conditions under the 2017 Plan (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018 filed on March 18, 2019).

10.18*	2018 Performance-Based Stock Incentive Plan (2018 Plan) (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed on June 1, 2018).

10.19*

CEO Award Agreement between Chad Steelberg and the Registrant evidencing the Performance Option granted to Chad Steelberg on May 6, 2018 under 2018 Plan and approved by the Registrant’s stockholders on June 29, 2018 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 5, 2018).

10.20*

President Award Agreement between Ryan Steelberg and the Registrant evidencing the Performance Option granted to Ryan Steelberg on May 6, 2018 under 2018 Plan and approved by the Registrant’s stockholders on June 29, 2018 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on July 5, 2018).

10.21*	Form of Award Agreement to be used under the 2018 Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on July 5, 2018).

10.22*	Veritone, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.32 to the Registrant’s Registration Statement on Form S-1/A (No. 333-216726) filed on April 28, 2017).

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

10.27*	Offer Letter with John A. Ganley, dated May 9, 2017 (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (No. 333-221570) filed on November 15, 2017).

10.28*	Letter Agreement with John A. Ganley, dated September 16, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 20, 2019).

10.29*

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

10.35

Common Stock Purchase Warrant (First Tranche Warrant B), dated November 25, 2016, between the Registrant and Acacia Research Corporation (incorporated by reference to Exhibit 4.14 to the Registrant’s Registration Statement on Form S-3 (File No. 333-225394), filed on June 1, 2018).

10.36

Common Stock Purchase Warrant (Second Tranche Warrant), dated November 25, 2016, between the Registrant and Acacia Research Corporation (incorporated by reference to Exhibit 4.15 to the Registrant’s Registration Statement on Form S-3 (File No. 333-225394), filed on June 1, 2018).

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

10.43

Form of Common Stock Purchase Warrant issued to Acacia and Veritone LOC, LLC (incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1/A (No. 333-216726) filed on April 21, 2017).

10.44

Lease Agreement dated for reference purposes as of July 14, 2017, between the Registrant and PRII/MCC South Coast Property Owner, LLC, for premises located at 575 Anton Boulevard, Costa Mesa, California (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 filed on August 8, 2017).

10.45

Equity Distribution Agreement, dated June 1, 2018, between the Company and JMP Securities LLC (incorporated by reference to Exhibit 1.2 to the Registration Statement on Form S-3 (File No. 333-225394), filed on June 1, 2018).

21.1	List of Subsidiaries.

23.1	Consent of Grant Thornton LLP.

Exhibit No.	Description of Exhibit

24.1	Power of Attorney (included on signature page).

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1+	Certifications pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*	Indicates a management contract or compensatory plan or arrangement.
+

The certifications furnished in Exhibit 32.1 shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act, or the Exchange Act (including this Annual Report on Form 10-K), unless the Registrant specifically incorporates the foregoing information into those documents by reference.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Veritone, Inc.

Date: March 11, 2020	By:	/s/ Chad Steelberg
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

SIGNATURE	TITLE	DATE

/s/ Chad Steelberg	Chief Executive Officer and Chairman of the Board	March 11, 2020
Chad Steelberg	(Principal Executive Officer)

/s/ Peter F. Collins	Executive Vice President and Chief Financial Officer	March 11, 2020
Peter F. Collins	(Principal Financial and Accounting Officer)

/s/ Ryan Steelberg	President and Director	March 11, 2020
Ryan Steelberg

/s/ Jeff P. Gehl	Director	March 11, 2020
Jeff P. Gehl

/s/ G. Louis Graziadio, III	Director	March 11, 2020
G. Louis Graziadio, III

/s/ Knute P. Kurtz	Director	March 11, 2020
Knute P. Kurtz

/s/ Nayaki R. Nayyar	Director	March 11, 2020
Nayaki R. Nayyar

/s/ Richard H. Taketa	Director	March 11, 2020
Richard H. Taketa