Form 10-K/A
period 2019-12-31
Veritone, Inc.
filed 2020-04-29
CIK 1615165

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 of Veritone, Inc. (“Company,” “Veritone,” “we,” “our,” and “us”), originally filed with the Securities and Exchange Commission (“SEC”) on March 11, 2020 (“Original Filing”).  At the time that we filed the Original Filing, we intended to file a definitive proxy statement for our 2020 Annual Meeting of Stockholders within 120 days after the end of our fiscal year pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”), and to incorporate by reference the Part III information omitted from the Original Filing to such definitive proxy statement.  We are filing this Amendment to amend Part III of the Original Filing to include the information required by and not included in Part III of the Original Filing because we now expect to file a definitive proxy statement for our 2020 Annual Meeting of Stockholders after such 120-day period.  We have also corrected an error in the information contained on the cover page of the Original Filing with respect to securities registered pursuant to Section 12(b) and Section 12(g) of the Exchange Act. Part IV of the Original Filing is being amended solely to add as exhibits certain new certifications in accordance with Rule 13a-14 promulgated by the SEC under the Exchange Act and to correct certain exhibit numbers.

Except as described above, no other changes have been made to the Original Filing.  The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing other than as expressly indicated in this Amendment.  Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings made with the SEC subsequent to March 11, 2020.

i

ii

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information Regarding Our Board of Directors

Members of the Board

The following individuals are currently serving on our Board of Directors (the “Board”):

Name	Principal Occupation	Age	Class	Term Expires	Director Since

Chad Steelberg	Chairman of the Board and Chief Executive Officer, Veritone, Inc.	48	III	2020	2014

Jeff P. Gehl	Managing Partner, RCP Advisors, LLC	53	I	2021	2017

G. Louis Graziadio, III	President and Chief Executive Officer, Second Southern Corp.	70	III	2020	2016

Knute P. Kurtz	Independent Investor	64	II	2022	2017

Nayaki R. Nayyar	President of Digital Service and Operations Management, BMC Software, Inc.	49	II	2022	2018

Ryan Steelberg	President, Veritone, Inc.	46	III	2020	2014

Richard H. Taketa	President, Taketa Capital Corporation	48	I	2021	2019

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

G. Louis Graziadio, III has served as our director since August 2016. Since March 1990, Mr. Graziadio has been President and Chief Executive Officer of Second Southern Corp., the managing partner of Ginarra Partners, L.L.C., a closely-held company involved in a wide range of investments and business ventures.  Mr. Graziadio is also Chairman of the Board and Chief Executive Officer of Boss Holdings, Inc., a distributor of consumer goods. From August 2016 to June 2018, Mr. Graziadio served as the Executive Chairman of Acacia Research Corporation (“Acacia”), a leading patent licensing firm. From 1984 to 2000, Mr. Graziadio served as a director of Imperial Bancorp, the parent company of Imperial Bank, a Los Angeles-based commercial bank acquired by Comerica Bank in January 2001. Mr. Graziadio, and companies with which he is affiliated, are significant shareholders in numerous private and public companies in a number of different industries. Since 1978, Mr. Graziadio has been active in restructurings of both private and public companies, as well as corporate spin-offs and initial public offerings. Mr. Graziadio previously served as a director of True Religion Apparel, Inc., a publicly traded premium clothing company, from May 2005 until its sale in July 2013, and as a director of World Point Terminals, LP, a previously publicly traded company which owns, operates, develops, and acquires terminal assets relating to the storage of light refined products and crude oil, from August 2013 to August 2017. In addition, Mr. Graziadio is a member of the Pepperdine University Board and the Board of Visitors of the Graziadio School of Business and Management at Pepperdine University. He is also a founding member of the board of directors of the Los Angeles Fire Department Scholarship Fund. We believe that Mr. Graziadio is qualified to serve on our Board due to his extensive experience as a member of senior management at several different companies, as well as his expertise in the area of finance, investment and capital market transactions. In addition, his experience in serving on the boards of directors of public companies provides our Board with valuable skills and capabilities to help guide the governance of our company.

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

Nayaki R. Nayyar has served as our director since October 2018.  Since October 2016, Ms. Nayyar has served as President of Digital Service and Operations Management at BMC Software, Inc., a leading enterprise software solutions provider. Prior to joining BMC Software, Inc., Ms. Nayyar served as General Manager and Global Head of the Internet of Things (IoT) division of SAP SE, a leading provider of enterprise application software, from January 2016 to October 2016. She joined SAP SE in 2011, holding the positions of Senior Vice President, Corporate Strategy, from March 2011 to December 2011, and Senior Vice President, SAP Cloud, Customer Engagement, from January 2012 to December 2015. Ms. Nayyar also served as Vice President and Chief Technical Officer, Enterprise Architecture and Application Services, at Valero Energy Corporation, an international petroleum company, from August 2000 to February 2011.  Ms. Nayyar currently serves on the board of directors of Corteva, Inc., a publicly traded agriculture company. We believe that Ms. Nayyar is qualified to serve on our Board due to her technical expertise in enterprise cloud software and IoT technologies, and her extensive experience in leading large teams in complex global organizations through acquisitions, technology transitions and growth phases, which provide valuable insight to our Board with respect to our technology and growth strategies.

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

Richard H. Taketa has served as our director since May 2019. Since September 2018, Mr. Taketa has been President of Taketa Capital Corporation, a private equity investment and consulting company.  Previously, he served as President and Chief Executive Officer of York Risk Services, Inc. (“York”), a leading provider of technology-enabled, integrated insurance services to the property and casualty insurance industry, from January 2014 to September 2018, and served as Chairman of York’s board of directors from October 2014 to July 2017.  Prior to becoming CEO at York, Mr. Taketa served in a variety of capacities including as the President of Commercial Business, Chief Operating Officer and Chief Strategy Officer.  Mr. Taketa joined York in 2006 upon its acquisition of Southern California Risk Management Associates, a regional provider of third-party administration services to insurance companies, where he had served as Chief Executive Officer since 2004.  Prior to that, he was a co-founder and managing director of Eventide Capital, a small private equity firm, after working as a corporate securities lawyer with DLA, a global law firm and in various public policy roles with non-governmental organizations in Washington, D.C.  Mr. Taketa currently serves on the board of directors of Palomar Holdings, Inc., a publicly traded provider of property catastrophe insurance, and has also served on the boards of directors of several privately-held companies.  He was named Ernst & Young’s Entrepreneur of the year in 2017 for the State of New Jersey.  He has been a recurring guest lecturer at the Stanford Graduate School of Business and is a member of the California Bar Association, inactive status.  Mr. Taketa holds a Bachelor of Arts degree from Colgate University and a law degree from Stanford Law School.  We believe that Mr. Taketa is qualified to serve on our Board based on his extensive experience in financing, developing and managing high-growth, technology-enabled companies, as well as his experience in the insurance and healthcare industries, corporate law and governance, mergers and acquisitions, public policy, and operating in regulated markets.

Other Directorships

Mr. Gehl currently serves on the boards of directors of two other publicly reporting companies, P10 Holdings, Inc. and Super League Gaming, Inc.  Mr. Gehl does not currently serve, and during the past five years has not served, on the board of directors of any other publicly reporting company or investment company.

Mr. Graziadio previously served on the boards of directors of two other publicly reporting companies, Acacia until June 2018, and World Point Terminals, LP until August 2017.  Mr. Graziadio does not currently serve, and during the past five years has not served, on the board of directors of any other publicly reporting company or investment company.

Ms. Nayyar currently serves on the board of directors of one other publicly reporting company, Corteva, Inc. Ms. Nayyar does not currently serve, and during the past five years has not served, on the board of directors of any other publicly reporting company or investment company.

Mr. Taketa currently serves on the board of directors of one other publicly reporting company, Palomar Holdings, Inc.  Mr. Taketa previously served on the board of directors of one other publicly reporting company, York Risk Services Holding Corp., until July 2017.  Mr. Taketa does not currently serve, and during the past five years has not served, on the board of directors of any other publicly reporting company or investment company.

No other director currently serves, or during the past five years has served, on the board of directors of any other publicly reporting company or investment company.

Audit Committee

Our Board has a standing Audit Committee, which is comprised of three directors.  The current members are Messrs. Graziadio, Kurtz and Taketa, and Mr. Kurtz serves as the Chairman.  Nathaniel L. Checketts and Christopher J. Oates served on our Audit Committee until they resigned from the Board in May 2019 and June 2019, respectively.  Our Board has affirmatively determined that each member serving on the Audit Committee currently or during 2019 meets the definition of an “independent director” for purposes of serving on an audit committee under Rule 10A-3 of the Exchange Act and NASDAQ rules.  In addition, our Board has determined that Mr. Kurtz qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K.

Information Regarding Our Executive Officers

We currently have four executive officers who serve at the pleasure of our Board and are elected on an annual basis:

Name	Age	Title

Chad Steelberg	48	Chief Executive Officer and Chairman of the Board

Ryan Steelberg	46	President

Peter F. Collins	55	Executive Vice President and Chief Financial Officer

Jeffrey B. Coyne	53	Executive Vice President, General Counsel and Secretary

The biography of Chad Steelberg is presented on page 1, and the biography of Ryan Steelberg is presented on page 2.  The biographies of our other executive officers are set forth below.

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

Our Compensation Committee has established an executive compensation program that is intended to fulfill three primary objectives: first, to attract and retain the high caliber executives required for the success of our business; second, to reward these executives for strong financial and operating performance; and third, to align their interests with those of our stockholders to incentivize them to create long-term stockholder value.  The key components of this executive compensation program are base salaries, cash incentives, and equity awards, as discussed in more detail below.  This executive compensation program has amended and superseded the compensation terms of the employment agreements that we entered into with Chad Steelberg and Ryan Steelberg in 2017 and the employment offer letters for our other executive officers.

In December 2017, the Compensation Committee engaged a compensation consultant, Pearl Meyer & Partners, LLC (“Pearl Meyer”), to conduct a market study of executive compensation and make recommendations regarding the base salaries, cash incentive compensation and equity compensation for our executive officers.  Pearl Meyer reviewed compensation data reported by a group of publicly traded software-as-a-service companies with annual revenues between $50 million and $150 million, with average revenues of approximately $100 million.  The Compensation Committee determined that this group of companies, which has higher revenues than Veritone, was an appropriate peer group for this analysis, as it represented the size of companies with which we compete for executive talent.  Specifically, Pearl Meyer reviewed base salaries, target cash incentives and annual equity compensation for the companies in this group, and provided recommendations to the Compensation Committee.  In November 2018, Pearl Meyer provided updates to this market data and its recommendations, based on general trend data.

The Compensation Committee reviewed the market data and recommendations that had been provided by Pearl Meyer in 2017, and used such data and recommendations to establish compensation levels and plans for our executive officers for 2018.  The Compensation Committee also considered such market data and recommendations, and the updates thereto provided by Pearl Meyer in November 2018, in its review of compensation of our executive officers for 2019.  Such market data indicated that the target total cash compensation and target total direct compensation of our executive officers were both significantly below the 50th percentile of the peer group.  The Compensation Committee has determined that it is important to provide compensation packages to our executive officers that represent target total direct compensation that is approximately equal to the 50th percentile of market, but that the mix of such compensation be weighted more heavily towards equity compensation to reduce our cash utilization and to align our executives’ compensation with the interests of our stockholders.

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

Base Salaries

In November 2018, the Compensation Committee reviewed the base salaries of our executive officers, taking into consideration the market data and recommendations received from Pearl Myer as discussed above, and determined that no changes would be made to base salaries for 2019.  Accordingly, the annual base salary of each executive officer for 2019 was set at $250,000, which was the same amount that had been established by the Compensation Committee effective as of March 2018.

Cash Incentives

The Compensation Committee has established a cash incentive program for our executive officers to link a significant portion of each executive’s total compensation to the achievement of pre-established financial performance goals.  Under the cash incentive program, a target incentive amount is established for each executive officer for each year.  The Compensation Committee establishes target and maximum levels for each financial measure, with the target level corresponding to the level for such measure reflected in our annual operating plan and the maximum level reflecting significant overachievement of the target level.  Achievement of the target level for a measure results in a payout of 100% of the target incentive amount tied to that financial measure, and achievement of the maximum level for such measure results in a payout of 200% of the target incentive for such measure.  Payouts are prorated on a straight-line basis in the event of achievement between the target and maximum levels for the applicable financial measure.

For 2019, the Compensation Committee set each executive officer’s target cash incentive at $75,000 (30% of base salary).  Payouts of the cash incentives for all executive officers were conditioned upon achievement of the targets set forth in the annual operating plan approved by our Board for 2019 for two financial measures, weighted equally, as follows: (i) net revenues of $61.7 million, and (ii) earnings (loss) before interest expense, depreciation, amortization and stock-based compensation expenses, adjusted to exclude certain acquisition, integration and financing-related costs (“Adjusted EBITDAS”) of a loss of $30.4 million.

Our net revenues for 2019 were $49.6 million, and our Adjusted EBITDAS for 2019 was a loss of $36.2 million.  As a result, we did not achieve the target level for either of the financial measures established under the cash incentive program for 2019, and no cash incentives were earned by our executive officers for 2019.

Adjusted EBITDAS is a non-GAAP measure.  An explanation of Adjusted EBITDAS and a reconciliation of this non-GAAP measure to our net loss calculated in accordance with GAAP for 2019 is included under the heading “Non-GAAP Financial Measure” in Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of this Annual Report on Form 10-K.

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

2014 Plan and 2017 Plan

Our 2014 Stock Option/Stock Issuance Plan (the “2014 Plan”) was approved by our Board and stockholders in 2014, and our 2017 Stock Incentive Plan (the “2017 Plan”) was approved by our Board and stockholders at the time of our initial public offering (“IPO”) in May 2017.  Under these plans, the Compensation Committee or our Board has authority to grant awards of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock and/or restricted stock units to our executive officers, directors, employees and consultants.  Our Board resolved not to make any further awards under the 2014 Plan following the completion of our IPO.  The 2014 Plan will continue to govern all outstanding awards granted thereunder.

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

In February 2019, the Compensation Committee granted equity awards to each of Messrs. Collins and Coyne under the 2017 Plan, consisting of stock options and restricted stock units.  Each of Messrs. Collins and Coyne received a nonqualified option to purchase 15,000 shares of our common stock, which has an exercise price of $5.65 and had a grant date fair value of approximately $53,000 (determined using the Black-Scholes-Merton option pricing model).  Such options vest over a four-year period, with 25% of the shares underlying such options vesting on the first anniversary of the grant date, and the remaining shares underlying such options vesting in 36 equal monthly installments thereafter, subject to acceleration under certain circumstances as discussed under the heading “Payments Upon Termination of Employment or Change in Control” below.  In addition, each of Messrs. Collins and Coyne received an award of restricted stock units representing the right to receive upon vesting 16,845 shares of our common stock, which had a total grant date value of approximately $95,000 based on the closing stock price of our common stock on the grant date.  Such restricted stock units vested in full in January 2020.

The Compensation Committee did not grant equity awards to Chad Steelberg or Ryan Steelberg in 2019 in light of the performance-based stock options awarded to them in 2018 under the 2018 Plan, as discussed below.

2018 Performance-Based Stock Incentive Plan

In May 2018, our Board approved our 2018 Plan, and the Special Committee approved awards of performance-based stock options to Chad Steelberg (the “CEO Award”) and Ryan Steelberg (the “President Award”) under the 2018 Plan.  The CEO Award, President Award and 2018 Plan were approved by our stockholders in June 2018.

The CEO Award, the President Award and all awards granted to our other executive officers and employees under the 2018 Plan are 100% performance-based, vesting only upon the achievement of stock price targets that would represent significant increases in our stock price.  All awards granted under the 2018 Plan consist of nonstatutory stock options, which will become exercisable in three equal tranches only if we achieve the following stock price goals:

Tranche	Stock Price Goal
1	$49.15 per share
2	$98.31 per share
3	$196.62 per share

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

The numbers of shares of common stock underlying the CEO Award and the President Award are 1,809,900 and 1,357,425, respectively, and the exercise price of such awards is $21.25 per share, which was the closing price of our common stock on May 4, 2018, the last trading day prior to the date of approval of the awards by the Special Committee (which was not a trading day).  The vesting of the CEO Award is contingent upon Chad Steelberg being employed as our Chief Executive Officer, and the vesting of the President Award is contingent upon Ryan Steelberg being employed as President or in such other position as may be approved by the Compensation Committee.  If Chad Steelberg’s service as Chief Executive Officer, or if Ryan Steelberg’s service as President (or such other position), is terminated by us (other than for misconduct), any outstanding and unexercisable portion of the award held by him will remain outstanding and eligible to become exercisable for a period of nine months following such termination (or until the expiration date of the award, if earlier). At that time, any portion of his award that has not become exercisable will be forfeited.  The CEO Award and the President Award provide that any shares issued upon exercise thereof must be held by the executive officer for a minimum of six months, to further align the executive officer’s interests with the interests of our other stockholders following the exercise of such options.

On February 12, 2019, the Compensation Committee granted to each of Messrs. Collins and Coyne an option to purchase 26,001 shares of our common stock under the 2018 Plan.  Such stock options have an exercise price of $5.65 per share, which was the closing price of our common stock on the grant date.  The vesting of each such award is contingent upon the executive officer remaining employed by us.  If the executive officer is terminated by us (other than for misconduct), any outstanding and unexercisable portion of the award held by him will remain outstanding and eligible to become exercisable for a period of nine months following such termination (or until the expiration date of the award, if earlier). At that time, any portion of his award that has not become exercisable will be forfeited.

We have utilized substantially all of the shares available for grant under the 2018 Plan.  No awards will be granted under the 2018 Plan in the future.

Due to the significant decline in our stock price since the adoption of the 2018 Plan, the Compensation Committee does not believe that the 2018 Plan is achieving its intended goals, and is currently evaluating potential actions to increase the retention and incentive value of the grants made under the 2018 Plan.

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

The purchase price for shares of our common stock under the ESPP is established by our Compensation Committee prior to the start of any offering period, but will not be less than 85% of the lower of the fair market value of our common stock on (i) the first day of each offering period and (ii) the purchase date for each purchase interval. Purchases under the ESPP are subject to certain limitations, including a maximum number of shares that each participant may purchase on each purchase date of 1,000 shares, a maximum number of shares that may be purchased in total by all participants on each purchase date of 200,000 shares, and the $25,000 annual limit under the Internal Revenue Code. In addition, under no circumstances will purchase rights be granted under the ESPP to any eligible employee if such individual would, immediately after the grant, own or hold outstanding options or other rights to purchase stock possessing 5% or more of the total combined voting power or value of all classes of stock of our company or any parent or subsidiary.

Health Benefit Programs

Our executive officers are eligible to participate in our health benefit programs, including medical, dental, vision, long-term disability, life and accidental death and dismemberment insurance, flexible spending accounts and certain other benefits.  We pay 100% of the premiums for the medical, dental, vision, long-term disability and life insurance elected by Messrs. Collins and Coyne under these company-provided benefits (excluding the premiums for voluntary supplemental disability). Chad Steelberg and Ryan Steelberg do not currently participate in these benefit programs; however, we reimburse each of them for 100% of the costs for their separate healthcare plans.

Employment Agreements with Chad Steelberg and Ryan Steelberg

In March 2017, we entered into employment agreements with Chad Steelberg and Ryan Steelberg. Each employment agreement had an initial term of three years, which renews automatically for additional one-year terms unless either we or the officer notifies the other party of the intent not to renew the agreement at least 90 days prior to the expiration of the then-current term.  The employment agreements with Chad Steelberg and Ryan Steelberg are at-will agreements and may be terminated at any time and for any reason or without reason. However, if the officer is terminated other than for “cause” or resigns for “good reason” (as such terms are defined in his respective employment agreement), then the officer will be entitled to acceleration of the vesting of certain stock options, and, in the case of Ryan Steelberg, to certain cash severance payments, as discussed under the heading “Payments Upon Termination of Employment or Change in Control” below.

The employment agreements with Chad Steelberg and Ryan Steelberg had specified cash compensation levels for each executive officer (and in the case of Chad Steelberg, equity compensation in lieu of base salary), which were subject to periodic review and adjustment at the discretion of our Board or our Compensation Committee, and provided for grants of time-based and performance-based stock options to each executive officer in 2017.  Our executive compensation program, which was initially established by the Compensation Committee in March 2018, has amended and superseded the compensation terms set forth in the employment agreements with Chad Steelberg and Ryan Steelberg.

Roles of Compensation Consultants in Determining Executive Compensation

The Compensation Committee has the authority to engage its own compensation consultants and other independent advisors to assist in designing and administering our executive compensation programs.  As noted above, the Compensation Committee directly engaged Pearl Meyer to conduct a market study of executive compensation, which included a review and analysis of executive cash and equity compensation, in December 2017, and to provide updates to such market study in November 2018.  For this market study, Pearl Meyer was requested by the Compensation Committee to present assessments of our compensation levels relative to our peer companies and to provide recommendations regarding the compensation levels and the structure of our cash and equity compensation plans.  In March 2018, the Special Committee engaged Pearl Meyer to assist it in developing and negotiating the 2018 Plan and the grants of awards to Chad Steelberg and Ryan Steelberg thereunder.

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

Roles of Management in Determining Executive Compensation

The Compensation Committee periodically meets with our Chief Executive Officer and/or other executive officers to obtain recommendations with respect to compensation programs for executives and other employees.  Our Chief Executive Officer makes recommendations to the Compensation Committee on the base salaries, target incentives and performance measures, and equity compensation for our executives and other key employees.  The Compensation Committee considers, but is not bound to accept, management’s recommendations with respect to executive compensation. Our Chief Executive Officer and certain other executives attend most of the Compensation Committee’s meetings, but the Compensation Committee also holds private sessions outside the presence of members of management.  The Compensation Committee discusses our Chief Executive Officer’s compensation package with him, but makes decisions with respect to his compensation without him present.  The Compensation Committee has delegated to management the authority to make certain decisions regarding compensation for employees other than executive officers.  The Compensation Committee has not delegated any of its authority with respect to the compensation of executive officers.

Summary Compensation Table

The following table sets forth compensation earned during the fiscal years ended December 31, 2019 and 2018 by our principal executive officer, Chad Steelberg; our principal financial officer, Peter F. Collins; and our two other most highly compensated executive officers who were serving as executive officers at December 31, 2019; as well as the grant date fair values of share-based compensation awarded to such officers during such fiscal years, calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation – Stock Compensation (“ASC Topic 718”).  These officers are referred to herein as the “named executive officers.”

Name and Principal Position	Year	Salary ($)	Bonus(1) ($)	Stock Awards(2) ($)	Option Awards(3) ($)	All Other Compensation(4) ($)	Total ($)

Chad Steelberg	2019	$250,000	$—	$—	$—	$35,408	$285,408
Chief Executive Officer	2018	197,917	—	—	18,440,171	31,691	18,669,779

Ryan Steelberg	2019	250,000	—	—	—	30,806	280,806
President	2018	270,833	—	—	13,559,325	28,941	13,859,099

Peter F. Collins	2019	250,000	—	95,174	118,875	5,545	469,594
Executive Vice President and Chief Financial Officer	2018	239,773	—	—	295,428	9,758	544,959

Jeffrey B. Coyne	2019	250,000	—	95,174	118,875	5,545	469,594
Executive Vice President, General Counsel and Secretary	2018	239,773	—	—	295,428	4,827	540,028

(1)	No cash bonus or non-equity incentive plan compensation was earned by any named executive officer for 2019 or 2018.
(2)

Reflects the grant date fair value of restricted stock units awarded to the named executive officer in 2019, which was computed based on the closing price of our common stock on the grant date.  See additional information regarding the restricted stock units awarded to our named executive officers in 2019 under the heading “Equity Incentives” above.

(3)

Reflects the grant date fair values of stock options awarded to the named executive officer in each year presented.  The fair values of time-based stock options granted to the named executive officers were estimated as of the grant date using the Black-Scholes-Merton option pricing model.  The fair values of performance-based stock options granted to the named executive officers under our 2018 Plan were estimated using a Monte Carlo simulation model.  The fair values of the performance-based stock options granted to Chad Steelberg and Ryan Steelberg in 2018 (which were $17.4 million and $13.0 million, respectively) were estimated as of June 29, 2018, which was the date of approval of such awards by our stockholders (and, therefore, was deemed the grant date for accounting purposes), and the fair values of the performance-based stock options granted to Messrs. Collins and Coyne in 2019 (which were each $0.07 million) were estimated as of the grant date, which was February 12, 2019.  The assumptions used in the valuation of stock options are discussed in Note 2 under the heading “Stock-Based Compensation” and Note 10 to our consolidated financial statements included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2019, and in Note 2 under the heading “Stock-Based Compensation” and Note 12 to our consolidated financial statements included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2018.  The performance-based stock options awarded to our named executive officers under our 2018 Plan will vest in three equal tranches based upon the achievement of stock price goals for our common stock of $49.15, $98.31 and $196.62 per share, respectively. See additional information regarding our 2018 Plan and such performance-based stock options under the heading “2018 Performance-Based Stock Incentive Plan” above.  See additional information regarding the time-based stock options awarded to our named executive officers under the heading “2014 Plan and 2017 Plan” above.

(4)

All other compensation consists of: (i) for Chad Steelberg and Ryan Steelberg, the amounts paid to them as reimbursement of the costs of separate healthcare plans; and (ii) for the other named executive officers, the amounts of Company-paid premiums for healthcare benefits in excess of the premiums that we customarily pay on behalf of non-executive employees for such healthcare benefits under our benefit programs.

Outstanding Equity Awards at 2019 Fiscal Year End

The table below sets forth information regarding outstanding equity awards held by each named executive officer as of December 31, 2019, including: (i) the numbers of shares of our common stock underlying exercisable and unexercisable stock options, and unearned performance-based stock options, held by each named executive officer and the exercise prices and expiration dates thereof; and (ii) the aggregate number of restricted stock units and shares of restricted stock held by each named executive officer, and the market value thereof, that had not vested as of December 31, 2019.

	Option Awards						Stock Awards
	Number of Securities Underlying Unexercised Options (#)			Number of Securities Underlying Unearned Options Under Equity Incentive Plan(1)	Option Exercise Price	Option Expiration	Number of Shares, Units or Other Rights That Have Not Vested(2)	Market or Payout Value of Shares, Units or Other Rights That Have Not Vested(3)
Name	Exercisable	Unexercisable		(#)	($)	Date	(#)	($)

Chad Steelberg	522,409	—		—	$15.00	05/10/27	—	—
	899,705	145,114	(4)	—	$15.00	05/10/27	—	—
	59,512	76,517	(5)	—	$15.14	03/15/28	—	—
	—	—		1,809,900	$21.25	05/06/28	—	—

Ryan Steelberg	522,409	—		—	$15.00	05/10/27	—	—
	899,705	145,114	(4)	—	$15.00	05/10/27	—	—
	29,756	38,259	(5)	—	$15.14	03/15/28	—	—
	—	—		1,357,425	$21.25	05/06/28	—	—
	—	—		—	—	—	—	—

Peter F. Collins	7,750	4,250	(6)	—	$15.00	05/10/27	—	—
	16,230	20,869	(5)	—	$15.14	03/15/28	—	—
	—	15,000	(7)	—	$5.65	02/12/29	—	—
	—	—		26,001	$5.65	02/12/29	—	—
	—	—		—	—	—	24,845	$61,864

Jeffrey B. Coyne	7,750	4,250	(6)	—	$15.00	05/10/27	—	—
	16,230	20,869	(5)	—	$15.14	03/15/28	—	—
	—	15,000	(7)	—	$5.65	02/12/29	—	—
	—	—		26,001	$5.65	02/12/29	—	—
	—	—		—	—	—	24,970	$62,175

(1)

Consists of performance-based stock options awarded to Chad Steelberg and Ryan Steelberg on May 6, 2018 by a Special Committee of our Board pursuant to our 2018 Plan, which awards and plan were approved by our stockholders on June 29, 2018, and performance-based stock options awarded to our other named executive officers under our 2018 Plan on February 12, 2019.  Such stock options will vest in three equal tranches based upon the achievement of stock price goals for our common stock of $49.15, $98.31 and $196.62 per share, respectively. See additional information regarding our 2018 Plan and such performance-based options under the heading “2018 Performance-Based Stock Incentive Plan” above.

(2)

Consists of (i) shares of restricted stock awarded to Messrs. Collins and Coyne in 2016, and (ii) restricted stock units awarded to Messrs. Collins and Coyne in 2019, which had not vested as of December 31, 2019.  Of the 8,000 unvested shares of restricted stock held by Mr. Collins as of December 31, 2019, 5,250 shares will vest on October 25, 2020, and 2,750 shares will vest in 11 equal monthly installments through November 7, 2020.  The 8,125 unvested shares of restricted stock held by Mr. Coyne as of December 31, 2019 will vest in ten equal monthly installments through October 24, 2020.  All of the restricted stock units held by each of Messrs. Collins and Coyne as of December 31, 2019, which represented the right to receive upon vesting 16,845 shares of common stock, vested in full on January 3, 2020.

(3)

The market values of all restricted stock and restricted stock units reflected in the table above have been calculated based on the closing price of our common stock on December 31, 2019 as reported on the NASDAQ Global Market, which was $2.49 per share.

(4)

Consists of stock options that were granted to the named executive officer on May 11, 2017, which had not vested as of December 31, 2019.  Such unvested options will vest in five equal monthly installments through May 10, 2020.

(5)

Consists of stock options that were granted to the named executive officer on March 15, 2018, which had not vested as of December 31, 2019.  Such unvested options will vest in 27 equal monthly installments through March 15, 2022.

(6)

Consists of stock options that were granted to the named executive officer on May 11, 2017, which had not vested as of December 31, 2019.  Such unvested options will vest in 17 equal monthly installments through May 10, 2021.

(7)

Consists of stock options that were granted to the named executive officer on February 12, 2019, which had not vested as of December 31, 2019.  25% of the shares underlying such options vested on February 12, 2020, and the remaining shares will vest in 36 equal monthly installments thereafter through February 12, 2023.

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

Pursuant to the stock option agreements entered into with Messrs. Collins and Coyne with respect to stock options that are subject to time-based vesting conditions, in the event of a change in control of Veritone (as defined in the stock option agreements), if any such unvested time-based stock options are not assumed by the acquirer in connection with the change in control, or if the executive officer is terminated without cause (as defined in the stock option agreements) following the change in control, then all of such unvested stock options will immediately vest. In addition, if any such unvested stock option is assumed by the acquirer, then, immediately prior to the change in control, the stock option will become vested and exercisable for an additional number of shares equal to the lesser of (a) 25% of the number of shares initially subject to the stock option and (b) the number of shares that have not then vested pursuant to the original vesting schedule, and the remaining unvested stock options (if any) will vest in 12 equal monthly installments following the change in control, or over the remainder of the original vesting schedule, if shorter.

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

Director Compensation

We are eligible to, and have chosen to, comply with the director compensation disclosure rules applicable to a “smaller reporting company,” as defined in applicable SEC rules.

Overview

Our non-employee director compensation program is comprised of the following components:

•	Equity Awards: each non-employee director receives awards of restricted stock units (“RSUs”) under the automatic grant program for non-employee directors set forth in our 2017 Plan, including:
–

Annual RSU Award: on the date of each annual meeting of our stockholders, each director will be granted a number of RSUs having a grant date value equal to $75,000, which RSUs will vest on the first anniversary of the grant date (or the day immediately preceding the date of the next regular annual meeting following the grant date, if earlier); and

–

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

2019 Director Compensation

The table below sets forth cash compensation earned by each non-employee director, and the grant date fair values of equity awards granted to each non-employee director, during the fiscal year ended December 31, 2019.  All compensation of Chad Steelberg and Ryan Steelberg is reported in the Summary Compensation Table on page 10 and has been excluded from the table below.

Name	Fees Earned or Paid in Cash(1) ($)	Stock Awards(2)(3) ($)	Total ($)

Nathaniel L. Checketts(4)	$20,000	$—	$20,000

Jeff P. Gehl	38,750	75,003	113,753

G. Louis Graziadio, III	30,000	75,003	105,003

Paul A. Krieger(4)	12,500	—	12,500

Knute P. Kurtz	45,000	75,003	120,003

Nayaki R. Nayyar	27,500	75,003	102,503

Christopher J. Oates(4)	22,500	—	22,500

Richard H. Taketa(5)	23,929	82,606	106,535

(1)

Reflects cash retainer fees earned in 2019 by each non-employee director for service on our Board and committees of our Board, as applicable.  The amounts reported for Messrs. Gehl and Kurtz include additional retainer fees for serving as the Chairman of the Corporate Governance and Nominating Committee and the Audit Committee, respectively.  The amounts reported for Messrs. Oates and Taketa include additional retainer fees for serving as the Chairman of the Compensation Committee during the first half and the second half of 2019, respectively.

(2)

Reflects the grant date fair values of RSU awards granted to each non-employee director in 2019, calculated in accordance with ASC Topic 718.  RSUs representing a right to receive 866 shares of our common stock were awarded to Mr. Taketa in connection with his appointment to our Board on May 23, 2019, and the grant date fair value of such award was determined based on the closing price of our common stock on such date, which was $8.78 per share.  Such RSUs vested in full on June 24, 2019. RSUs representing a right to receive 9,482 shares of our common stock were awarded to each of our non-employee directors who were serving on our Board immediately following the conclusion of our annual meeting of stockholders held on June 25, 2019, and the grant date fair value of such awards was determined based on our closing stock price on such date, which was $7.91 per share.  Such RSUs will vest in full on June 25, 2020.

(3)

The number of stock awards, consisting entirely of RSUs, held as of December 31, 2019 by each non-employee director serving on the Board on such date is set forth in the table below.  None of the non-employee directors serving on the Board on such date held any stock options.

Name	Aggregate Number of Shares Underlying Outstanding Restricted Stock Units
Jeff P. Gehl	9,482
G. Louis Graziadio, III	9,482
Knute P. Kurtz	9,482
Nayaki R. Nayyar	9,482
Richard H. Taketa	9,482
(4)	Messrs. Checketts and Oates resigned from the Board on May 22, 2019 and June 25, 2019, respectively. Mr. Krieger’s term on the Board expired on June 25, 2019.
(5)	Mr. Taketa was appointed to the Board on May 23, 2019.

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

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is currently comprised of three non-employee directors: Messrs. Gehl and Taketa and Ms. Nayyar, all of whom served on the Compensation Committee during 2019.  In addition, Messrs. Checketts and Oates served on the Compensation Committee until they resigned from the Board in May 2019 and June 2019, respectively.  None of the members serving on the Compensation Committee currently or during 2019 are or have been our officers or employees, and each member qualifies as an independent director as defined by Rules 5605(a)(2) and (d)(2) of the NASDAQ Listing Rules.  No executive officer serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our Board or our Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth specified information with respect to the beneficial ownership of our common stock as of April 27, 2020 by: (1) each of our named executive officers; (2) each of our directors; (3) all of our executive officers and directors as a group; and (4) each person (or group of affiliated persons) who is known by us to beneficially own more than 5% of the outstanding shares of our common stock.

Name and Address of Beneficial Owners(1)	Amount and Nature of Shares Beneficially Owned(2)
	Number	Percentage
Officers and Directors
Chad Steelberg(3)	3,439,988	11.9%
Ryan Steelberg(4)	3,991,939	13.9%
Peter F. Collins(5)	99,710	*
Jeffrey B. Coyne(6)	95,806	*
Jeff P. Gehl(7)	117,197	*
G. Louis Graziadio, III(8)	262,621	1.0%
Knute P. Kurtz(9)	19,517	*
Nayaki R. Nayyar(10)	15,814	*
Richard H. Taketa(11)	55,348	*
All executive officers and directors as a group (9 persons)(12)	7,803,657	25.5%

5% Stockholders
Banta Asset Management, LP(13) 517 30th Street Newport Beach, CA 92663	1,980,379	7.3%

*	Less than 1%
(1)	Unless otherwise indicated, the business address of each holder is c/o Veritone, Inc., 575 Anton Boulevard, Suite 100, Costa Mesa, CA 92626.
(2)

The beneficial ownership is calculated based on 27,084,372 shares of our common stock outstanding as of April 27, 2020. Beneficial ownership is determined in accordance with SEC rules.  In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options, warrants, restricted stock units and/or other rights held by that person that are exercisable and/or will be settled upon vesting within 60 days after April 27, 2020 are deemed outstanding.  Such shares, however, are not deemed outstanding for the purpose of computing the percentage of each other person.  To our knowledge, except pursuant to applicable community property laws or as otherwise indicated, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name, and none of such persons has pledged such shares as security for any obligation.

(3)

Includes (i) 160,426 shares of common stock held by CSVH, LLC; (ii) 215,921 shares of common stock, and warrants to purchase 78,362 shares of common stock that are exercisable within 60 days after April 27, 2020, held by Steel Veritone Fund I, LLC; (iii) 425,603 shares of common stock held by Chad Steelberg’s son; (iv) 425,603 shares of common stock held by Chad Steelberg’s daughter; (v) 425,603 shares of common stock held by Chad Steelberg’s spouse as custodian for his minor daughter; and (vi) 1,643,744 shares of common stock subject to outstanding options that are exercisable within 60 days after April 27, 2020. Chad Steelberg is the sole member and manager of CSVH, LLC and, as such, has sole voting and dispositive power over all shares held by CSVH, LLC.  Chad Steelberg is the Manager of Steel Veritone Fund I, LLC, and his grantor trust, of which he is the trustee, owns 50% of the membership interests of such entity.  As such, Chad Steelberg is deemed to have shared voting and dispositive power over all of the shares and warrants held by Steel Veritone Fund I, LLC. Chad Steelberg is deemed to have shared voting and dispositive power with respect to all shares held by his son, his daughter, and his spouse as custodian for his minor daughter, but disclaims beneficial ownership of all such shares.

(4)

Consists of (i) 2,003,349 shares of common stock held by RVH, LLC; (ii) 88,821 shares held by Ryan Steelberg as trustee of his grantor trust; (iii) 215,921 shares of common stock, and warrants to purchase 78,362 shares of common stock that are exercisable within 60 days after April 27, 2020, held by Steel Veritone Fund I, LLC; and (iv) 1,605,486 shares of common stock subject to outstanding options that are exercisable within 60 days after April 27, 2020. Ryan Steelberg is the sole member and manager of RVH, LLC and, as such, has sole voting and dispositive power over all shares held by RVH, LLC.  Ryan Steelberg’s grantor trust (of which he is the trustee) owns 50% of the membership interests of Steel Veritone Fund I, LLC and, as such, Ryan Steelberg is deemed to have shared voting and dispositive power over the shares and warrants held by Steel Veritone Fund I, LLC.

(5)

Includes (i) 10,000 shares of common stock held by Mr. Collins and his spouse as trustees of a family trust; (ii) 35,118 shares of common stock subject to outstanding options that are exercisable within 60 days after April 27, 2020; and (iii) 6,500 shares of restricted stock that will remain subject to our company’s repurchase right as of 60 days after April 27, 2020.

(6)

Includes (i) 35,118 shares of common stock subject to outstanding options that are exercisable within 60 days after April 27, 2020, and (ii) 3,250 shares of restricted stock that will remain subject to our company’s repurchase right as of 60 days after April 27, 2020.

(7)

Includes (i) 29,400 shares of common stock held by Mr. Gehl as trustee of his living trust; (ii) 43,184 shares of common stock, and warrants to purchase 15,672 shares of common stock that are exercisable within 60 days after April 27, 2020, held by BigBoy, LLC; and (iii) 9,482 shares of common stock that are issuable within 60 days after April 27, 2020 upon the vesting of restricted stock units. Mr. Gehl is the Manager of BigBoy, LLC and has sole voting and dispositive power over all of the shares and warrants held by BigBoy, LLC.

(8)

Includes (a) 8,200 shares of common stock held by the George & Reva Graziadio Charitable Lead Annuity Trust; 6,600 shares of common stock held by Ginarra Partners, LLC; 16,636 shares of common stock held by Ginmarra Investors Fund 1, LLC; 9,550 shares of common stock held by the George & Reva Graziadio Grandchildren Trust II for the benefit of Mr. Graziadio’s children; 14,700 shares held by the Graziadio Dynasty Trust II; and 61,406 shares of common stock held by Boss Holdings, Inc., with respect to which Mr. Graziadio has sole voting and dispositive power; and (b) 3,500 shares held by Mr. Graziadio’s spouse; 4,700 shares of common stock held by Mr. Graziadio’s son; 4,700 shares of common stock held by Mr. Graziadio’s daughter; and 4,289 shares held by Western Metals Corporation, with respect to which Mr. Graziadio has shared voting and dispositive power.  Mr. Graziadio disclaims beneficial ownership of all such shares, except to the extent of his pecuniary interest in such shares.  Also includes 9,482 shares of common stock that are issuable within 60 days after April 27, 2020 upon the vesting of restricted stock units.  Does not include (i) 321,499 shares of common stock held by the Graziadio Family Trust u/d/t 11/13/75, as Mr. Graziadio does not have any voting or dispositive power over any of such shares, and Mr. Graziadio disclaims beneficial ownership of such shares; and (ii) 2,500 shares of common stock held by the George and Reva Graziadio Foundation, as Mr. Graziadio does not have any voting or dispositive power over any of such shares, and Mr. Graziadio disclaims beneficial ownership of such shares.

(9)	Includes 9,482 shares of common stock that are issuable within 60 days after April 27, 2020 upon the vesting of restricted stock units.
(10)	Includes 9,482 shares of common stock that are issuable within 60 days after April 27, 2020 upon the vesting of restricted stock units.
(11)

Includes (i) 35,979 shares held by Mr. Taketa and his spouse as trustees of a family trust, and (ii) 9,482 shares of common stock that are issuable within 60 days after April 27, 2020 upon the vesting of restricted stock units.

(12)

Includes (i) an aggregate of 3,998,170 shares of common stock held indirectly by our executive officers and directors, as described in footnotes (1) through (11) above; (ii) warrants to purchase an aggregate of 94,034 shares of common stock that are exercisable within 60 days after April 27, 2020; (iii) an aggregate of 3,319,466 shares of common stock subject to outstanding options that are exercisable within 60 days after April 27, 2020; (iv) 47,410 shares of common stock issuable within 60 days after April 27, 2020 upon vesting of restricted stock units; and (v) 9,750 shares of restricted stock held by executive officers that will remain subject to our company’s repurchase right as of 60 days after April 27, 2020.

(13)

The holder has sole voting and dispositive power with respect to 1,581,420 shares of common stock and has shared voting and dispositive power with respect to 398,959 shares of common stock.  The beneficial ownership information reflected in the table is included in the Schedule 13G, Amendment No. 4, filed by the holder with the SEC on January 10, 2020.

Equity Compensation Plan Information at 2019 Fiscal Year End

The following table sets forth information with respect to securities authorized for issuance under our equity compensation plans as of December 31, 2019:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)(1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)(2)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a)) (c)(3)
Equity Compensation Plans Approved by Security Holders	9,823,662	$14.75	1,899,066
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	9,823,662		1,899,066

(1)

All of our equity compensation plans under which options, warrants and rights were outstanding or available for future issuance as of December 31, 2019 have been approved by security holders. The number of shares reflected in column (a) of the table above consists of: (i) outstanding options to purchase an aggregate of 9,681,517 shares of our common stock, which were granted under our 2014 Plan, 2017 Plan and 2018 Plan; and (ii) outstanding restricted stock units representing the right to receive upon vesting an aggregate of 142,145 shares of our common stock, which were awarded under our 2017 Plan. The number of shares reflected in column (a) does not include 22,813 shares of restricted stock issued under our 2014 Plan, which were issued and outstanding but were subject to forfeiture in the event of termination of the holder’s service with Veritone as of December 31, 2019.

(2)

The weighted-average exercise price reflected in column (b) represents the weighted-average exercise price of all outstanding options. All outstanding restricted stock units were awarded without payment of any purchase price.

(3)

The number of shares reflected in column (c) of the table above consists of (i) an aggregate of 754,294 shares available for issuance under future grants made under our 2017 Plan and 2018 Plan as of December 31, 2019, and (ii) 1,144,772 shares available for future issuance under our ESPP as of December 31, 2019, of which 62,469 shares were subsequently issued on January 31, 2020 for the purchase interval that had been open as of December 31, 2019. At the time of the adoption of the 2017 Plan, the Board resolved not to make any further awards under our 2014 Plan. Our 2017 Plan provides that the number of shares reserved for issuance thereunder will increase automatically on the first trading day of January each calendar year by an amount equal to 3% of the total number of shares of common stock outstanding on the last trading day in December of the immediately preceding calendar year, up to an annual maximum of 750,000 shares. Our ESPP provides that the number of shares reserved for issuance thereunder will increase automatically on the first trading day of January each calendar year by an amount equal to 1% of the total number of shares of common stock outstanding on the last trading day in December of the immediately preceding calendar year, up to an annual maximum of 250,000 shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

The following is a description of transactions since January 1, 2018 to which we have been a party in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at the end of our last two completed fiscal years and in which any of our directors, executive officers or beneficial holders of more than 5% of our common stock, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest.

Warrants

On August 15, 2016, we entered into an Investment Agreement with Acacia that provided for Acacia to invest up to $50 million in our company, consisting of both debt and equity components. Pursuant to the Investment Agreement, in November 2016, we issued to Acacia three four-year warrants (which were amended in March 2017), each to purchase 51,437 shares of common stock, or an aggregate of 154,311 shares of common stock, which have exercise prices of $13.6088 per share and are currently outstanding. In addition, upon the closing of our IPO in May 2017, in connection with Acacia’s exercise of a warrant to purchase 2,150,335 shares of our common stock in exchange for cash proceeds of $29.3 million, we issued to Acacia a warrant pursuant to which Acacia has the right to purchase 809,400 shares of common stock at an exercise price of $13.6088 per share, which is currently outstanding. This warrant became exercisable by Acacia with respect to 50% of the shares as of its issuance date and with respect to 50% of the shares in May 2018.  At the time of these transactions, Acacia beneficially owned more than 5% of our common stock.  As of March 5, 2020, Acacia was no longer deemed to beneficially own more than 5% of our common stock.

In March 2017, we entered into a Note Purchase Agreement with Acacia and Veritone LOC I, LLC (“VLOC” and collectively with Acacia, the “Lenders”), which provided for an $8.0 million line of credit (the “Bridge Loan”).  In connection with the Bridge Loan, we issued to the Lenders warrants to purchase an aggregate of 313,440 shares of our common stock at an exercise price of $13.6088 per share, which are currently outstanding.  At the time of these transactions, the members of VLOC included entities controlled by Chad Steelberg and Ryan Steelberg, and Mr. Gehl was the Manager of VLOC and was deemed to beneficially own all of the securities held by VLOC. In March 2018, VLOC distributed all of the shares of our common stock and warrants to purchase our common stock held by VLOC to its members.

Voting Agreement

In connection with the investment by Acacia in our securities in August 2016, we entered into a Voting Agreement with Acacia and certain stockholders (the “Holders”), including entities affiliated with Chad Steelberg and Ryan Steelberg (the “Voting Agreement”).  Pursuant to the Voting Agreement, our Board consisted of a total of nine authorized directors, and until May 17, 2019 (the “Voting Period”), Acacia had the right to nominate three directors to our Board and the Holders, voting together as a group, had the right to nominate six directors to our Board.  During the Voting Period, Chad Steelberg and Ryan Steelberg beneficially owned the majority of the shares of our common stock held by the Holders, and, accordingly, were able to designate all six of the Holders’ director nominees.  During the Voting Period, Acacia and the Holders had agreed to vote all of their shares to elect the nine directors nominated by them pursuant to the Voting Agreement.  In addition, pursuant to the Voting Agreement, each of Acacia and the Holders had the right to appoint three designees to attend and participate in the meetings of our Board in a non-voting capacity.

In addition to its voting provisions, the Voting Agreement provided that so long as our Board included three directors designated by Acacia, unless approved by a majority of our Board, including at least one director designated by Acacia, we could not take any corporate action, and the Holders could not take any stockholder action, to effect any (i) merger, consolidation or other business combination involving our company, (ii) sale, transfer or other disposition of any capital stock or assets of our company, or (iii) acquisition, license out of the ordinary course of business, or merger or other business combination with a subsidiary of our company, in each case of (i) through (iii), in which the transaction value exceeded $50 million.

The Voting Agreement expired on May 17, 2019.

Investor Rights Agreement

On July 15, 2014, we entered into an Investor Rights Agreement (as amended, the “Rights Agreement”) with certain of our stockholders. Pursuant to the Rights Agreement, certain stockholders who previously held shares of our Series A preferred stock, Series A-1 preferred stock and Series B preferred stock have certain demand, Form S-3 and piggyback registration rights under the Rights Agreement with respect to the shares of common stock issued upon conversion of such preferred stock, subject to certain limitations. We are required to pay all expenses relating to any such registration by the holders of registrable securities under the Rights Agreement, subject to certain limitations. Such registration rights will expire for each holder upon the earlier of (i) such time as the holder holds less than one percent of our common stock and Rule 144 or another similar exemption under the Securities Act of 1933, as amended (the “Securities Act”) is available for the sale of such holder’s shares without limitation during a three-month period without registration and (ii) May 2022, the fifth anniversary of our IPO. The parties to the Rights Agreement include entities that are affiliated with Chad Steelberg and Ryan Steelberg, as well as entities that were previously affiliated with Mr. Oates and Mr. Checketts.

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

Director Independence

Our Board has determined that five of our seven current directors, Messrs. Gehl, Graziadio, Kurtz and Taketa and Ms. Nayyar, are independent, as determined in accordance with the rules of NASDAQ and the SEC. Messrs. Checketts and Oates, who served on our Board until May 2019 and June 2019, respectively, were also determined by the Board to be independent in accordance with such rules.  In making such independence determination, our Board considered the relationships that each non-employee director has with us and all other facts and circumstances that the Board deemed relevant in determining their independence.

Our Board has three separate standing committees: the Audit Committee, the Compensation Committee and the Corporate Governance and Nominating Committee.  None of the members of the Board’s standing committees serving on such standing committees currently or during 2019 are or have been our officers or employees, and each member qualifies as an independent director as defined by Rule 5605(a)(2) of the NASDAQ Listing Rules.  Each member of the Audit Committee also qualifies as an independent director as defined by Section 10A(m) of the Exchange Act and Rule 10A-3 thereunder.  Each member of the Compensation Committee also qualifies as an independent director as defined by Rule 5605(d)(2) of the NASDAQ Listing Rules.

Item 14. Principal Accounting Fees and Services.

Fees Billed by Grant Thornton LLP

The table below reflects the aggregate fees billed for audit, audit-related, tax and other services rendered by Grant Thornton for our fiscal years ended December 31, 2019 and 2018.

Fee Category	Year Ended December 31, 2019	Year Ended December 31, 2018
Audit Fees	$449,599	$526,900
Audit-Related Fees	38,000	84,000
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$487,599	$610,900

Audit Fees

Audit fees billed by Grant Thornton for both years consisted of fees for professional services rendered for: (i) the audit of our annual consolidated financial statements; (ii) the review of our consolidated financial statements included in our quarterly reports on Form 10-Q; (iii) the review of our registration statements on Form S-3 and Form S-8 filed with the SEC in 2018 and our registration statement on Form S-3 filed with the SEC in 2019; (iv) the review of accounting matters related to our acquisitions of Wazee Digital, Inc., S Media Limited (doing business as Performance Bridge Media), and Machine Box, Inc. in the third quarter of 2018; and (v) reviews related to other reports filed with the SEC.

Audit-Related Fees

Audit-related fees for both years related to financial accounting consultations.

Tax Fees

No tax related services were rendered by Grant Thornton for 2019 or 2018.

All Other Fees

No other services were rendered by Grant Thornton for 2019 or 2018.

Audit Committee Pre-Approval Policies and Procedures

Consistent with SEC rules, the Audit Committee has the responsibility for appointing, setting compensation for and overseeing the work of our independent registered public accounting firm.  As such, the Audit Committee has established a policy of pre-approving all audit and permissible non-audit services provided to us by our independent registered public accounting firm.  Prior to engagement, the Audit Committee pre-approves these services by category of service.  The fees are budgeted and the Audit Committee requires the independent registered public accounting firm and management to report actual fees versus the budget periodically throughout the year by category of service.  During the year, circumstances may arise that make it necessary to engage our independent registered public accounting firm for additional services not contemplated in the original pre-approval.  In those instances, the Audit Committee requires specific pre-approval prior to engagement.  All audit and audit-related services provided by Grant Thornton during 2019 were approved by the Audit Committee pursuant to this policy.

The Audit Committee may delegate pre-approval authority to one or more of its members.  The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting.

The Audit Committee reviewed and discussed the services, in addition to audit services, rendered by Grant Thornton during 2019, as well as the fees paid therefor, and has determined that the provision of such other services by Grant Thornton, and the fees paid therefor, were compatible with maintaining Grant Thornton’s independence.

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

4.3	Form of Indenture (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3 (File No. 333-225394), filed on June 1, 2018).

4.4(1)	Description of Registrant’s securities registered under Section 12 of the Exchange Act.

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

10.30

Primary Common Stock Purchase Warrant dated August 15, 2016 issued to Acacia, together with form of 10% Warrant to Purchase (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (No. 333-216726) filed on March 15, 2017).

10.31

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

10.33

Common Stock Purchase Warrant (Second Tranche Warrant), dated November 25, 2016, between the Registrant and Acacia Research Corporation (incorporated by reference to Exhibit 4.15 to the Registrant’s Registration Statement on Form S-3 (File No. 333-225394), filed on June 1, 2018).

10.34

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

Exhibit No.	Description of Exhibit

10.40

Equity Distribution Agreement, dated June 1, 2018, between the Company and JMP Securities LLC (incorporated by reference to Exhibit 1.2 to the Registration Statement on Form S-3 (File No. 333-225394), filed on June 1, 2018).

21.1(1)	List of Subsidiaries.

23.1(1)	Consent of Grant Thornton LLP.

24.1(1)	Power of Attorney (included on signature page).

31.1(1)	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2(1)	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.3(2)	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.4(2)	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1(1)+	Certifications pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

101.INS(1)	XBRL Instance Document

101.SCH(1)	XBRL Taxonomy Extension Schema Document

101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(1)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed with our Original Filing.
(2)	Filed with this Amendment No. 1 to Annual Report on Form 10-K/A.
*	Indicates a management contract or compensatory plan or arrangement.
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

Veritone, Inc.

Date: April 29, 2020	By:	/s/ Chad Steelberg
Chad Steelberg
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Chad Steelberg	Chief Executive Officer and Chairman of the Board	April 29, 2020
Chad Steelberg	(Principal Executive Officer)

/s/ Peter F. Collins	Executive Vice President and Chief Financial Officer	April 29, 2020
Peter F. Collins	(Principal Financial and Accounting Officer)

*	President and Director	April 29, 2020
Ryan Steelberg

*	Director	April 29, 2020
Jeff P. Gehl

*	Director	April 29, 2020
G. Louis Graziadio, III

*	Director	April 29, 2020
Knute P. Kurtz

*	Director	April 29, 2020
Nayaki R. Nayyar

*	Director	April 29, 2020
Richard H. Taketa

*By: /s/ Peter F. Collins		April 29, 2020
Peter F. Collins Attorney-in-Fact