Form 10-Q
period 2020-03-31
Veritone, Inc.
filed 2020-05-11
CIK 1615165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 8, 2020, 27,084,372 shares of the registrant’s common stock were outstanding.

VERITONE, INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2020

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

The forward-looking statements included herein represent our management’s current expectations and assumptions based on information available as of the date of this report. These statements involve numerous known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that may cause or contribute to such differences include, but are not limited to, those discussed in more detail in Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of Part I, and Item 1A (Risk Factors) of Part II, of this Quarterly Report on Form 10-Q, and in Item 1 (Business) and Item 1A (Risk Factors) of Part I of our Annual Report on Form 10-K for the year ended December 31, 2019. Readers should carefully review these risks, as well as the additional risks described in other documents we file from time to time with the Securities and Exchange Commission. In light of the significant risks and uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that such results will be achieved, and readers are cautioned not to place undue reliance on such forward-looking information, which speak only as of the date of this report.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VERITONE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share and share data)

(Unaudited)

	As of
	March 31,	December 31,
	2020	2019
ASSETS
Cash and cash equivalents	$49,165	$44,065
Accounts receivable, net of allowance for doubtful accounts of $39 and $29, respectively	21,907	21,352
Expenditures billable to clients	4,840	10,286
Prepaid expenses and other current assets	4,486	5,409
Total current assets	80,398	81,112
Property, equipment and improvements, net	2,967	3,214
Intangible assets, net	14,778	16,126
Goodwill	6,904	6,904
Long-term restricted cash	855	855
Other assets	315	315
Total assets	$106,217	$108,526
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$16,233	$16,996
Accrued media payments	19,885	16,551
Client advances	20,140	19,193
Accrued compensation	1,957	2,486
Other accrued liabilities	4,393	4,510
Total current liabilities	62,608	59,736
Other liabilities	1,337	1,379
Total liabilities	63,945	61,115
Commitments and contingencies (Note 7)
Stockholders' equity
Common stock, par value $0.001 per share; 75,000,000 shares authorized; 27,074,372 and 25,670,737 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	27	26
Additional paid-in capital	287,368	279,828
Accumulated deficit	(245,173)	(232,489)
Accumulated other comprehensive income	50	46
Total stockholders' equity	42,272	47,411
Total liabilities and stockholders' equity	$106,217	$108,526

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(in thousands, except per share and share data)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Net revenues	$11,904	$12,125
Cost of revenues	3,811	3,872
Gross profit	8,093	8,253
Operating expenses:
Sales and marketing	5,460	6,133
Research and development	3,902	6,938
General and administrative	11,543	11,690
Total operating expenses	20,905	24,761
Loss from operations	(12,812)	(16,508)
Other income, net	131	211
Loss before provision for income taxes	(12,681)	(16,297)
Provision for income taxes	3	9
Net loss	$(12,684)	$(16,306)
Net loss per share:
Basic and diluted	$(0.47)	$(0.84)
Weighted average shares outstanding:
Basic and diluted	26,773,163	19,511,220
Comprehensive loss:
Net loss	(12,684)	(16,306)
Unrealized gain on marketable securities, net of income taxes	-	35
Foreign currency translation gain (loss), net of income taxes	4	(21)
Total comprehensive loss	$(12,680)	$(16,292)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(Unaudited)

	Three Months Ended March 31, 2020
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
Balance as of December 31, 2019	25,670,737	$26	$279,828	$(232,489)	$46	$47,411
Common stock offerings, net	1,292,208	1	2,983	—	—	2,984
Common stock issued under employee stock plans, net	111,427	—	101	—	—	101
Stock-based compensation expense	—	—	4,456	—	—	4,456
Net loss	—	—	—	(12,684)	—	(12,684)
Other comprehensive gain	—	—	—	—	4	4
Balance as of March 31, 2020	27,074,372	$27	$287,368	$(245,173)	$50	$42,272

	Three Months Ended March 31, 2019
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
Balance as of December 31, 2018	19,335,220	$19	$230,674	$(170,411)	$1	$60,283
Common stock offerings, net	662,000	1	4,159	—	—	4,160
Common stock issued under employee stock plans, net	85,017	—	324	—	—	324
Machine Box holdback consideration	—	—	458	—	—	458
Common stock issued for acquisitions	114,951	—	3,764	—	—	3,764
Stock-based compensation expense	—	—	4,803	—	—	4,803
Net loss	—	—	—	(16,306)	—	(16,306)
Other comprehensive gain	—	—	—	—	13	13
Balance as of March 31, 2019	20,197,188	$20	$244,182	$(186,717)	$14	$57,499

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(12,684)	$(16,306)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,604	1,133
Change in fair value of warrant liability	(2)	13
Provision for doubtful accounts	—	25
Stock-based compensation expense	4,456	5,507
Other	—	(19)
Changes in assets and liabilities:
Accounts receivable	(555)	2,716
Expenditures billable to clients	5,446	(4,331)
Prepaid expenses and other current assets	406	637
Accounts payable	(763)	(7,999)
Accrued media payments	3,334	5,927
Client advances	947	6,582
Other accrued liabilities	(644)	1,593
Other liabilities	(42)	(110)
Net cash provided by (used in) operating activities	1,503	(4,632)
Cash flows from investing activities:
Proceeds from sales of marketable securities	—	2,473
Capital expenditures	(9)	(98)
Net cash (used in) provided by investing activities	(9)	2,375
Cash flows from financing activities:
Proceeds from common stock offerings, net	3,505	4,160
Proceeds from issuances of stock under employee stock plans, net	101	324
Net cash provided by financing activities	3,606	4,484
Net increase in cash, cash equivalents and restricted cash	5,100	2,227
Cash, cash equivalents and restricted cash, beginning of period	44,920	38,776
Cash, cash equivalents and restricted cash, end of period	$50,020	$41,003

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

The Company also offers cloud-native digital content management solutions and content licensing services, primarily to customers in the media and entertainment market. These offerings leverage the Company’s aiWARE technologies, providing customers with unique capabilities to enrich and drive expanded revenue opportunities from their content.

In addition, the Company operates a full-service advertising agency. The Company’s advertising services include media planning and strategy, advertisement buying and placement, campaign messaging, clearance verification and attribution, and custom analytics, specializing in host-endorsed and influencer advertising across primarily radio, podcasting, streaming audio, social media and other digital media channels.

NOTE 2. PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Preparation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial statements and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. Such unaudited condensed consolidated financial statements and accompanying notes are the representations of the Company’s management, who is responsible for their integrity and objectivity. The information included in this Form 10-Q should be read in conjunction with the information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 11, 2020. Interim results for the three months ended March 31, 2020 are not necessarily indicative of the results the Company will have for the full year ending December 31, 2020.

The accompanying condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which are normal and recurring, necessary to fairly state its financial position, results of operations and cash flows. All significant intercompany transactions have been eliminated in consolidation. The financial data and the other information disclosed in these notes to the condensed consolidated financial statements reflected in the three month period presented are unaudited. The December 31, 2019 balance sheet included herein was derived from the audited financial statements but does not include all disclosures or notes required by GAAP for complete financial statements.

Reclassifications

Certain reclassifications to other assets have been made to prior year amounts for consistency and comparability with the current year’s financial statements presentation. These reclassifications had no effect on the reported total assets.

Liquidity and Capital Resources

During 2019 and 2018, the Company generated negative cash flows from operations of $30,117 and $41,770, respectively, and incurred net losses of $62,078 and $61,104, respectively. In the three months ended March 31, 2020, the Company generated cash flows from operations of $1,503 and incurred a net loss of $12,684.  As of March 31, 2020, the Company had an accumulated deficit of $245,173. Historically, the Company has satisfied its capital needs with the net proceeds from its sales of equity securities, its issuances of convertible debt, and the exercise of common stock warrants. In the first three months of 2020, the Company raised net proceeds of $2,984 through sales of its common stock under an Equity Distribution Agreement dated June 1, 2018 (the “Equity Distribution Agreement”). As of March 31, 2020, the Company’s cash and cash equivalents totaled $49,165.

As described in Note 10, on April 3, 2020, the Company applied for loans under the Paycheck Protection Program (the “PPP”) established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), and on April 14 and April 15, 2020, the Company entered into loan agreements and promissory notes evidencing unsecured loans in the aggregate amount of $6,491 made to the Company under the PPP. The proceeds from these loans will be used for payroll costs and any payments of rent and utilities. Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of loans granted under the PPP. No assurance can be given that the Company will seek or obtain forgiveness of the loans in whole or in part, or that the Company will not elect to prepay the loans.

The Company expects to continue to generate net losses for the foreseeable future as it makes significant investments in developing and selling its aiWARE SaaS solutions. Management believes that the Company’s existing balances of cash and cash equivalents will be sufficient to meet its anticipated cash requirements for at least twelve months from the date that these financial statements are issued. However, the Company does not expect that its current cash and cash equivalents will be sufficient to support the development of its business to the point at which the Company has continued positive cash flows from operations. The Company plans to meet its future needs for additional capital through equity and/or debt financings.  Equity financings may include sales of common stock under the Company’s Equity Distribution Agreement pursuant to which the Company may offer and sell, from time to time, shares of its common stock having an aggregate available offering price of up to $21,737. Such financing may not be available on terms favorable to the Company or at all.  If the Company is unable to obtain adequate financing or financing on terms satisfactory to it when required, the Company’s ability to continue to support its business growth, scale its infrastructure, develop product enhancements and to respond to business challenges could be significantly impaired.

Impact of the Coronavirus (“COVID-19”) Pandemic

The COVID-19 outbreak emerged in late 2019 and was declared a global pandemic by the World Health Organization on March 11, 2020.  The COVID-19 pandemic, and the actions being taken by governments worldwide to mitigate the public health consequences of the pandemic, have significantly impacted the global economy. For most of the first quarter of 2020, the Company’s results reflect historical trends and seasonality.  However, in March 2020, the Company began to experience a reduction in the demand for certain of its products and services as some customers began to reduce or delay their spending due to the negative impact of the pandemic on their businesses. In particular, net revenues from the Company’s aiWARE content licensing and media services business, which typically has significant revenues driven by major live sporting events, were negatively impacted in the first quarter of 2020 compared with the same period in 2019, due to the cancellation or postponement of substantially all major live sporting events in the United States. As such suspension is expected to continue for the foreseeable future, the associated reduction in demand for the Company’s services is expected to have a material adverse impact on net revenues from the Company’s aiWARE content licensing and media services business in the second quarter of 2020, and such impact could continue in future quarters.

The Company expects the pandemic to affect substantially all of its customers, which may reduce the demand and/or delay purchase decisions for the Company’s products and services, and may impact the creditworthiness of customers.  However, the Company has assessed the potential credit deterioration of its customers due to changes in the macroeconomic environment and has determined that no additional allowance for doubtful accounts was necessary as of March 31, 2020.

The extent to which the COVID-19 pandemic and the related macroeconomic conditions may affect the Company’s financial condition or results of operations is uncertain. While the Company’s advertising and aiWARE SaaS solutions businesses did not experience decreases in net revenues in the first quarter of 2020 compared with the same period in 2019, the severity and duration of the pandemic and the resulting macroeconomic conditions are difficult to predict, and the Company’s revenues and operating results may be negatively impacted in future periods.  The extent of the impact on the Company’s operational and financial performance will depend on various factors, including the duration and spread of the outbreak; advances in testing, treatment and prevention; the impact of government measures to contain the virus; and related government stimulus actions. Due to the nature of the Company’s business, the effect of the COVID-19 pandemic may not be fully reflected in its results of operations until future periods. The most significant risks arising from the COVID-19 pandemic to the Company’s business and results of operations are discussed in Part II, Item 1A. (Risk Factors) below.

Use of Accounting Estimates

The preparation of the accompanying condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the accompanying condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The principal estimates relate to revenue recognition, allowance for doubtful accounts, the valuation of stock awards and stock warrants and income taxes. Actual results could differ from those estimates.

Significant Customers

The Company’s top ten customers accounted for approximately 32% and 28% of the Company’s net revenues for the three months ended March 31, 2020 and 2019, respectively. No individual customer accounted for 10% or more of the Company’s net revenues for the three months ended March 31, 2020 and 2019.

Remaining Performance Obligations

As of March 31, 2020, the aggregate amount of the transaction prices under the Company’s contracts allocated to the Company’s remaining performance obligations was $5,767, approximately 64% of which the Company expects to recognize as revenue over the next nine months, and the remainder thereafter.  This aggregate amount excludes amounts allocated to remaining performance obligations under contracts that have an original duration of one year or less and variable consideration that is allocated to remaining performance obligations.

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2019.

Recently Adopted Accounting Pronouncements

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

During the year ended December 31, 2019, the Company’s quarterly financial statements were prepared using the prior revenue recognition standard, Topic 605, Revenue Recognition.  Beginning in the first quarter of 2020, the Company’s quarterly financial statements are presented using Topic 606.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, as part of its disclosure framework project intended to improve the effectiveness of disclosures in the notes to the financial statements by updating certain disclosure requirements related to fair value measurements. The standard became effective for the Company beginning in the first quarter of fiscal year 2020. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326). which requires measurement and recognition of expected credit losses for financial assets held. This standard will be effective for the Company beginning in the first quarter of fiscal year 2023. The Company is currently evaluating the impact that this standard will have on its financial statements and related disclosures as well as the timing of adoption.

In December 2019, the FASB issued ASU No. 2019-12 to simplify the accounting in ASC 740, Income Taxes. This standard removes certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. This guidance also clarifies and simplifies other areas of ASC 740. This standard will be effective for the Company beginning in the first quarter of fiscal year 2022. The Company is currently evaluating the impact that this standard will have on its financial statements and related disclosures as well as the timing of adoption.

NOTE 3. NET LOSS PER SHARE

The following table presents the computation of basic and diluted net loss per share:

	Three Months Ended
	March 31,
	2020	2019
Numerator
Net loss	$(12,684)	$(16,306)
Denominator
Weighted-average common shares outstanding	26,794,326	19,579,332
Less: Weighted-average shares subject to repurchase	(21,163)	(68,112)
Denominator for basic and diluted net loss per share	26,773,163	19,511,220
Basic and diluted net loss per share	$(0.47)	$(0.84)

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

	Three Months Ended
	March 31,
	2020	2019
Common stock options and restricted stock units	9,781,808	9,300,783
Warrants to purchase common stock	1,297,151	1,297,151
	11,078,959	10,597,934

NOTE 4. FINANCIAL INSTRUMENTS

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

Cash and Cash Equivalents

The Company’s money market funds are categorized as Level 1 within the fair value hierarchy.  The following table shows the cost, gross unrealized losses and fair value, with a breakdown by significant investment category, of the Company’s cash and cash equivalents as of March 31, 2020:

		Gross		Cash and
		Unrealized	Fair	Cash
	Cost	Losses	Value	Equivalents
Cash	$35,749	$—	$35,749	$35,749
Level 1:
Money market funds	13,416	—	13,416	13,416
Total	$49,165	$—	$49,165	$49,165

As of December 31, 2019, the Company’s cash and cash equivalents balances were as follows:

		Gross		Cash and
		Unrealized	Fair	Cash
	Cost	Losses	Value	Equivalents
Cash	$23,710	$—	$23,710	$23,710
Level 1:
Money market funds	20,355	—	20,355	20,355
Total	$44,065	$—	$44,065	$44,065

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

In April 2018, in connection with the advisory agreement between the Company and a financial advisory firm, the Company issued such firm a five-year warrant to purchase up to 20,000 shares of the Company’s common stock (“April 2018 Warrant”). The April 2018 Warrant was fully vested and exercisable upon issuance and has an exercise price of $11.73 per share. The Company recorded this stock warrant at its fair value using the Black-Scholes option-pricing model. The holder is able to redeem the warrant for a number of shares having a value equal to the in-the-money value of the warrant. The Company recorded the fair value of the award as a liability upon issuance, and such fair value is remeasured at the end of each reporting period. The April 2018 Warrant was outstanding at March 31, 2020.

The following table summarizes quantitative information with respect to the significant unobservable inputs that were used to value the April 2018 Warrant:

	March 31, 2020	December 31, 2019
Volatility	70%	70%
Risk-free rate	0.29%	1.62%
Term	3.0 years	3.25 years

The fair value of the April 2018 Warrant, which was recorded within other accrued liabilities in the accompanying condensed consolidated balance sheets at March 31, 2020 and December 31, 2019 was $5 and $7, respectively. Changes in fair value of the April 2018 Warrant are recorded in other income, net in the Company’s consolidated statement of operations and comprehensive loss. During the three months ended March 31, 2020 and 2019, the Company recorded a gain of $2 and loss of $13, respectively, for the change in fair value.

NOTE 5. GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

The carrying amount of goodwill was $6,904 as of December 31, 2019 and March 31, 2020.

Intangible Assets

The following table sets forth the Company’s finite-lived intangible assets resulting from business acquisitions and other purchases, which continue to be amortized:

	March 31, 2020				December 31, 2019
	Weighted Average Remaining Useful Life	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	(in years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Software and technology	1.2	$3,582	$(2,469)	$1,113	$3,582	$(2,171)	$1,411
Licensed technology	1.5	500	(250)	250	500	(208)	292
Developed technology	3.4	9,600	(3,040)	6,560	9,600	(2,560)	7,040
Customer relationships	3.4	9,300	(2,945)	6,355	9,300	(2,480)	6,820
Trademarks and trade names	0.7	100	(70)	30	100	(59)	41
Noncompete agreements	2.3	800	(330)	470	800	(278)	522
Total	3.2	$23,882	$(9,104)	$14,778	$23,882	$(7,756)	$16,126

The following table presents amortization expense associated with the Company’s finite-lived intangible assets, which is included in the consolidated statement of operations and comprehensive loss as follows:

	Three Months Ended
	March 31,
	2020	2019
Cost of revenues	$561	$370
Sales and marketing	531	213
Research and development	256	256
General and administrative	—	2
Total	$1,348	$841

Amortization of finite-lived intangible assets in cost of revenues and research and development in the consolidated statements of operations and comprehensive loss relates primarily to acquired developed technology.

The following table presents future amortization of the Company’s finite-lived intangible assets at March 31, 2020:

2020 (nine months)	$4,034
2021	4,261
2022	3,963
2023	2,520
Total	$14,778

NOTE 6. CONSOLIDATED FINANCIAL STATEMENTS DETAILS

Consolidated Balance Sheets Details

Accounts Receivable, Net

Accounts receivable consisted of the following:

	As of
	March 31,	December 31,
	2020	2019
Accounts receivable — Advertising	$18,760	$19,184
Accounts receivable — aiWARE SaaS Solutions	2,154	1,269
Accounts receivable — aiWARE Content Licensing and Media Services	1,032	928
	21,946	21,381
Less: allowance for doubtful accounts	(39)	(29)
Accounts receivable, net	$21,907	$21,352

The amount that the Company invoices and collects from advertising clients includes the cost of the advertisement placed for them with broadcasters and the amount of the commission earned by the Company. The average commission earned by the Company is less than 15% of the total amount invoiced and collected from the advertising clients.

Property, Equipment and Improvements, Net

Property, equipment and improvements, net consisted of the following:

	As of
	March 31,	December 31,
	2020	2019
Property and equipment	$2,256	$2,247
Leasehold improvements	2,876	2,876
	5,132	5,123
Less: accumulated depreciation	(2,165)	(1,909)
Property, equipment and improvements, net	$2,967	$3,214

Depreciation expense was $256 and $292 for the three months ended March 31, 2020 and 2019, respectively.

Accounts Payable

Accounts payable consisted of the following:

	As of
	March 31,	December 31,
	2020	2019
Accounts payable — Advertising	$14,848	$15,697
Accounts payable — Other	1,385	1,299
Total	$16,233	$16,996

Accounts payable – Advertising reflects the amounts due to broadcasters for advertisements placed on behalf of the Company’s advertising clients.

Consolidated Statement of Operations and Comprehensive Loss Details

Net Revenues

Net revenues for the periods presented were comprised of the following:

	Three Months Ended
	March 31,
	2020	2019
Advertising	$6,001	$5,714
aiWARE SaaS Solutions	3,108	2,754
aiWARE Content Licensing and Media Services	2,795	3,657
Total net revenues	$11,904	$12,125

During the three months ended March 31, 2020 and 2019, the Company made $54,749 and $52,492, respectively, in gross media placements, of which $50,050 and $48,125 respectively, were billed directly to clients. Of the amounts billed directly to clients, $44,499 and $42,838 represented media-related costs netted against billings during the three months ended March 31, 2020 and 2019, respectively.

Disaggregated Revenue

Net revenues disaggregated were as follows:

	Three Months Ended
	March 31,
	2020	2019
Advertising	$6,001	$5,714
aiWARE SaaS Solutions (by market):
Media and Entertainment	2,612	2,235
Government, Legal and Compliance	496	519
Sub-total	3,108	2,754
aiWARE Content Licensing and Media Services (by service type):
Content Licensing	2,795	3,654
Media Services	-	3
Sub-total	2,795	3,657
Total net revenues	$11,904	$12,125

Other Income, Net

Other income, net for the periods presented was comprised of the following:

	Three Months Ended
	March 31,
	2020	2019
Interest income, net	$77	$169
Change in fair value of warrant liability	2	(13)
Other	52	55
Other income, net	$131	$211

NOTE 7. COMMITMENTS AND CONTINGENCIES

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

As of March 31, 2020, future minimum lease payments were as follows:

2020 (nine months)	$1,803
2021	2,242
2022	1,884
2023	1,685
2024	1,730
Total minimum payments	$9,344

The total rent expense for all operating leases was $766 and $745 for the three months ended March 31, 2020 and 2019, respectively.

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

NOTE 8. STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock Issuances

In June 2018, the Company entered into an Equity Distribution Agreement with JMP Securities as sales agent, pursuant to which it may offer and sell, from time to time, through JMP Securities, shares of its common stock having an aggregate offering price of up to $50,000.  During the three months ended March 31, 2020 and 2019, the Company issued an aggregate of 1,292,208 and 662,000 of shares of its common stock, respectively, which were sold pursuant to the Equity Distribution Agreement. During the three months ended March 31, 2020 and 2019, the Company received net proceeds from such sales of $2,984 and $4,160 after deducting expenses of $92 and $178, respectively.

On September 6, 2018, the Company acquired all of the outstanding capital stock of Machine Box, Inc. (“Machine Box”). The purchase consideration for the acquisition was comprised of the initial consideration paid at closing and additional contingent amounts that were payable if Machine Box achieved certain technical development and integration milestones within 12 months after the closing of the acquisition, and 80% of such consideration was payable by issuance of shares of the Company’s common stock to the former stockholders of Machine Box. In March 2019, the Company determined that Machine Box had achieved the technical development and integration milestones required to be completed as of March 6, 2019 and, as a result, the former Machine Box stockholders became entitled to receive an aggregate of 135,583 shares of the Company’s common stock, valued at $880 based on the closing price of the Company’s common stock on March 6, 2019, of which an aggregate of 108,469 shares were issued to them in March 2019, and 27,114 shares were held back from issuance by the Company until September 6, 2020, to secure certain indemnification and other obligations of the former stockholders of Machine Box. The value of the common stock that was held back was recorded to additional paid-in capital.

On August 21, 2018, the Company acquired all of the outstanding capital stock of S Media Limited (d/b/a Performance Bridge Media) (“Performance Bridge”). The purchase consideration for the acquisition was comprised of the initial consideration paid at closing and additional earnout consideration that was payable if Performance Bridge achieved certain revenue milestones for its 2018 fiscal year, and 80% of such consideration was payable by issuance of shares of the Company’s common stock to the former stockholder of Performance Bridge. The initial consideration was subject to adjustment based on a final calculation of Performance Bridge’s net assets at closing, which was completed in the first quarter of 2019 and resulted in the issuance to the former stockholder of Performance Bridge of an additional 6,482 shares of common stock valued at $34 based on the closing price of the Company’s common stock on January 25, 2019, which was the date both parties agreed upon the final calculation. In March 2019, the Company determined that the additional earnout consideration had been earned and the former stockholder of Performance Bridge became entitled to receive 574,231 shares of the Company’s common stock, valued at $3,026 based on the closing price of the Company’s common stock on March 28, 2019, the date of such determination. As a result, in the three months ended March 31, 2019, the value of the shares of common stock to be issued to the former stockholder of Performance Bridge was transferred from other liabilities to additional paid-in capital once the specific number of shares to be issued was determined. Such shares were subsequently issued in the third quarter of 2019.

During the three months ended March 31, 2020 and 2019, the Company issued an aggregate of 111,427 shares of its common stock and 85,017 shares of its common stock, respectively in connection with the exercise of stock options and vesting of restricted stock units under its stock incentive plans and purchases under its Employee Stock Purchase Plan (the “ESPP”).

NOTE 9. STOCK PLANS

Stock-Based Compensation

During the three months ended March 31, 2020, the Company granted options to purchase an aggregate of 487,500 shares of its common stock that are subject to time-based vesting conditions.

The Company valued these stock options using the Black-Scholes Merton option pricing model.  The following assumptions were used to compute the grant date fair values of the stock options granted during the three months ended March 31, 2020:

Expected term (in years)	6.0 - 6.1
Expected volatility	68%
Risk-free interest rate	0.9% - 1.2%
Expected dividend yield	—

The assumptions used in calculating the fair values of purchase rights granted under the ESPP during the three months ended March 31, 2020 are set forth in the table below:

Expected term (in years)	0.5 - 2.0
Expected volatility	65% - 81%
Risk-free interest rate	1.3% - 1.5%
Expected dividend yield	—

The Company’s stock-based compensation expense recognized for the periods presented was as follows:

	Three Months Ended
	March 31,
	2020	2019
Stock-based compensation expense by type of award:
Restricted stock units	$142	$198
Restricted stock awards	62	160
Machine Box contingent common stock issuances	—	704
Performance-based stock options	1,968	1,935
Stock options	2,149	2,358
Employee stock purchase plan	135	152
Total	$4,456	$5,507

	Three Months Ended
	March 31,
	2020	2019
Stock-based compensation expense by operating expense grouping:
Sales and marketing	$178	$243
Research and development	237	1,084
General and administrative	4,041	4,180
	$4,456	$5,507

Equity Award Activity

Restricted Stock Awards

The Company’s restricted stock award activity for the three months ended March 31, 2020 was as follows:

		Weighted
		Average Grant
	Shares	Date Fair Value
Unvested at December 31, 2019	22,813	$7.50
Granted	5,310	$2.98
Vested	(8,797)	$4.77
Unvested at March 31, 2020	19,326	$7.50

At March 31, 2020, total unrecognized compensation cost related to restricted stock was $104, which is expected to be recognized over a weighted average period of 0.6 year.

Restricted Stock Units

The Company’s restricted stock unit activity for the three months ended March 31, 2020 was as follows:

		Weighted
		Average Grant
	Shares	Date Fair Value
Unvested at December 31, 2019	142,145	$6.71
Forfeited	(1,500)	$8.81
Vested	(50,535)	$5.65
Unvested at March 31, 2020	90,110	$7.27

At March 31, 2020, total unrecognized compensation cost related to restricted stock units was $217, which is expected to be recognized over a weighted average period of 0.7 year.

Performance-Based Stock Options

The activity during the three months ended March 31, 2020 related to stock options that are subject to performance-based vesting conditions tied to the future achievement of stock price goals by the Company was as follows:

		Weighted-Average
			Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at December 31, 2019	4,484,739	$16.68
Forfeited	(94,224)	$5.64
Outstanding at March 31, 2020	4,390,515	$16.92	8.3 years	$—
Exercisable at March 31, 2020	—	$—	—	$—

The weighted average grant date fair values of the performance-based stock options granted during the three months ended March 31, 2019 was $2.54 per share. No performance-based stock options were granted during the three months ended March 31, 2020 and no performance-based stock options vested during the three months ended March 31, 2020 and 2019. At March 31, 2020, total unrecognized compensation expense related to performance-based stock options was $19,319 and is expected to be recognized over a weighted average period of 3.1 years.

Stock Options

The activity during the three months ended March 31, 2020 related to all other stock options was as follows:

		Weighted-Average
			Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at December 31, 2019	5,196,778	$13.09
Granted	487,500	$2.69
Forfeited	(86,287)	$10.09
Expired	(85,979)	$14.26
Outstanding at March 31, 2020	5,512,012	$12.20	7.5 years	$212
Exercisable at March 31, 2020	4,016,843	$13.82	7.0 years	$212

The weighted average grant date fair value of stock options granted during the three months ended March 31, 2020 and 2019 was $1.64 and $3.55 per share, respectively. The aggregate intrinsic value of the options exercised during the three months ended March 31, 2019 was $74. No options were exercised during the three months ended March 31, 2020. The total grant date fair value of stock options vested during the three months ended March 31, 2020 and 2019 was $2,371 and $2,718, respectively. At March 31, 2020, total unrecognized compensation expense related to stock options was $6,283 and is expected to be recognized over a weighted average period of 2.2 years.

The aggregate intrinsic values in the tables above represent the difference between the fair market value of the Company’s common stock and the average option exercise price of in-the-money options, multiplied by the number of such options.

Employee Stock Purchase Plan

During the three months ended March 31, 2020, a total of 62,469 shares of common stock were purchased under the Company’s ESPP. As of March 31, 2020, accrued employee contributions for future purchases under the ESPP totaled $52.

NOTE 10. SUBSEQUENT EVENTS

Paycheck Protection Program

On April 3, 2020, the Company applied for PPP loans under the CARES Act, and on April 14 and April 15, 2020, the Company entered into loan agreements and promissory notes evidencing unsecured loans in the aggregate amount of $6,491 made to the Company under the PPP (the “Loans”). The PPP is administered by the U.S. Small Business Administration. The Loans were made through Sunwest Bank (the “Lender”).

The interest rate on the Loans is 1.00%. Commencing seven months after the effective date of each Loan, the Company is required to pay the Lender equal monthly payments of principal and interest as required to fully amortize by the second anniversary of the effective date of the Loan the principal amount outstanding on the Loan as of the end of the six-month period following the effective date of the Loan. The promissory notes evidencing the Loans contain customary events of default relating to, among other things, payment defaults, making materially false and misleading representations to the SBA or the Lender, or breaching the terms of the Loan documents. The occurrence of an event of default may result in the repayment of all amounts outstanding, collection of all amounts owing from the Company, or filing suit and obtaining judgment against the Company.

Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of loans granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities. No assurance can be given that the Company will seek or obtain forgiveness of the Loans in whole or in part, or that the Company will not elect to prepay the Loans.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read together with the consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2019. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed under “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019. See “Special Note Regarding Forward-Looking Statements” above at page 1.

Overview

Veritone, Inc. (collectively with our subsidiaries, referred to as “Veritone,” “Company,” “we,” “our,” and “us”) is a provider of artificial intelligence (“AI”) solutions, including our proprietary AI platform, aiWARE™, digital content management solutions and content licensing services. We also operate a full-service media advertising agency.

The following is a discussion and analysis of certain factors that have affected our results of operations and financial condition during the periods included in the accompanying condensed consolidated financial statements. In this discussion, we refer to our media advertising agency as our advertising business, our content licensing and live events services as our aiWARE content licensing and media services, and our aiWARE platform and digital content management offerings as our aiWARE SaaS solutions.

Impact of the Coronavirus (“COVID-19”) Pandemic

The COVID-19 outbreak emerged in late 2019 and was declared a global pandemic by the World Health Organization on March 11, 2020.  The COVID-19 pandemic, and the actions being taken by governments worldwide to mitigate the public health consequences of the pandemic, have significantly impacted the global economy. For most of the first quarter of 2020, our results reflect historical trends and seasonality.  However, in March 2020, we began to experience a reduction in the demand for certain of our products and services as some customers began to reduce or delay their spending due to the negative impact of the pandemic on their businesses. In particular, net revenues from our aiWARE content licensing and media services business, which typically has significant revenues driven by major live sporting events, were negatively impacted in the first quarter of 2020 compared with the same period in 2019, due to the cancellation or postponement of substantially all major live sporting events in the United States. As such suspension is expected to continue for the foreseeable future, the associated reduction in demand for our services is expected to have a material adverse impact on our net revenues from our aiWARE content licensing and media services business in the second quarter of 2020, and such impact could continue in future quarters.

We expect the pandemic to affect substantially all of our customers, which may reduce the demand and/or delay purchase decisions for our products and services, and may impact the creditworthiness of customers.  However, we have assessed the potential credit deterioration of our customers due to changes in the macroeconomic environment and has determined that no additional allowance for doubtful accounts was necessary as of March 31, 2020.

The extent to which the COVID-19 pandemic and the related macroeconomic conditions may affect our financial condition or results of operations is uncertain. While our advertising and aiWARE SaaS solutions businesses did not experience decreases in net revenues in the first quarter of 2020 compared with the same period in 2019, the severity and duration of the pandemic and the resulting macroeconomic conditions are difficult to predict, and our revenues and operating results may be negatively impacted in future periods.  The extent of the impact on our operational and financial performance will depend on various factors, including the duration and spread of the outbreak; advances in testing, treatment and prevention; the impact of government measures to contain the virus; and related government stimulus actions. Due to the nature of our business, the effect of the COVID-19 pandemic may not be fully reflected in its results of operations until future periods. The most significant risks to our business and results of operations arising from the COVID-19 pandemic are discussed in Part II, Item 1A (Risk Factors) below.

Sales of Common Stock

During the first quarter of 2020 and 2019, we sold an aggregate of 1,292,208 and 662,000 shares, respectively, of our common stock pursuant to the Equity Distribution Agreement that we entered into with JMP Securities LLC in June 2018 (the “Equity Distribution Agreement”). We received net proceeds from such sales of approximately $3.0 million and $4.2 million, respectively, during the first quarter of 2020 and 2019, after deducting commissions of $0.1 million and $0.2 million, respectively, paid to JPM Securities LLC.  The terms of the Equity Distribution Agreement are discussed under the heading “Capital Resources” below.

Key Performance Indicators

We track key performance indicators (“KPIs”) for our advertising business and our aiWARE SaaS solutions business. We do not currently track KPIs for our aiWARE content licensing and media services business beyond our reported net revenues for that business.  We evaluate the KPIs that are most relevant to our businesses periodically, and beginning in the first quarter of 2020, we made changes to the KPIs that we track for each business.

The key performance indicators for our advertising business include: (i) average gross billings per active client, and (ii) net revenue. The key performance indicators for our aiWARE SaaS solutions business include: (i) total accounts on the platform, (ii) new bookings, (iii) total contract value of new bookings, and (iv) net revenue.

In the tables below, the ‘net revenues during quarter’ amounts for the periods in 2019 reflect amounts reported using the revenue recognition guidance of Topic 605, Revenue Recognition, and the ‘net revenues during the quarter” amounts for the first quarter of 2020 reflect amounts reported using the revenue guidance in Topic 606, Revenue from Contracts with Customers, following our adoption of Topic 606.  For additional information about our revenue recognition accounting policies, see Recently Adopted Accounting Pronouncements in Note 2 to the Notes to the Condensed Consolidated Financial Statements including in this Quarterly Report on Form 10-Q.

Advertising KPI Results

The following table sets forth the results for each of the KPIs for our advertising business.

	Quarter Ended
	Mar 31,	Jun 30,	Sept 30,	Dec 31,	Mar 31,
	2019	2019	2019	2019	2020
Average gross billings per active client (in 000's)(1)	$469	$488	$490	$511	$533
Net revenues during quarter (in 000's)	$5,714	$5,842	$6,291	$6,517	$6,001

(1)	For each quarter, reflects the average gross quarterly billings per client over the twelve month period through the end of such quarter for clients that are active during such quarter.

Our advertising business has experienced and may continue to experience volatility in net revenues due to a number of factors, including: (i) the timing of new large client wins; (ii) loss of clients who choose to replace our services by bringing their advertising placement in-house; (iii) clients who experience reductions in their advertising budgets due to issues with their own businesses; (iv) losses of clients who change providers from time to time based largely on pricing; and (v) the seasonality of the campaigns for certain large clients. Our advertising business also relies on certain large key clients and we have historically generated a significant portion of our net revenues from a few major clients. As we continue to grow and diversify our client base, we expect that our dependency on a limited number of large clients will be minimized.

aiWARE SaaS Solutions KPI Results

The following table sets forth the results for each of the KPIs for our aiWARE SaaS solutions business.

	Quarter Ended
	Mar 31,	Jun 30,	Sept 30,	Dec 31,	Mar 31,
	2019	2019	2019	2019	2020
Total accounts on platform at quarter end	911	941	980	1,069	1,587
New bookings received during quarter (in 000's)(1)	$1,316	$1,362	$1,384	$2,522	$1,397
Total contract value of new bookings received during quarter (in 000’s)(2)	$2,092	$1,351	$1,724	$12,872	$2,312
Net revenues during quarter (in 000's)	$2,754	$2,677	$2,350	$2,872	$3,108

(1)

Represents the contractually committed fees payable during the first 12 months of the contract term, or the non-cancellable portion of the contract term (if shorter), for new contracts received in the quarter, excluding any variable fees under the contract (i.e., fees for cognitive processing, storage, professional services and other variable services).

(2)

Represents the total fees payable during the full contract term for new contracts received in the quarter (including fees payable during any cancellable portion and an estimate of license fees that may fluctuate over the term), excluding any variable fees under the contract (i.e., fees for cognitive processing, storage, professional services and other variable services).

As we grow our aiWARE SaaS solutions business, we expect that our KPI results will be impacted in different ways based on our customer profiles and the nature of their use of our aiWARE SaaS solutions in certain target markets.  For example, in the government, legal and compliance markets, use of our aiWARE SaaS solutions is often project-based and, accordingly, in a given period, we may experience significant increases or decreases in net revenue without any significant change in total accounts or new bookings.  The timing of large contract renewals and the variable versus fixed fee nature of certain contracts will impact the amount of new bookings and the total contract value of new bookings from quarter to quarter. As such, our results for different KPIs may fluctuate significantly within the same period, and the result for a particular KPI in one period may not be indicative of the results that we will achieve for that KPI in future periods.

Results of Operations

The following table sets forth items from our condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2020 and 2019, presented as a percentage of revenue:

	Three Months Ended
	March 31,
	2020	2019
Net revenues	100.0%	100.0%
Cost of revenues	32.0	31.9
Gross profit	68.0	68.1
Operating expenses:
Sales and marketing	45.9	50.6
Research and development	32.8	57.2
General and administrative	97.0	96.4
Total operating expenses	175.7	204.2
Loss from operations	(107.7)	(136.1)
Other income, net	1.1	1.7
Loss before provision for income taxes	(106.6)	(134.4)
Provision for income taxes	—	—
Net loss	(106.6)	(134.4)

Three Months Ended March 31, 2020 Compared with Three Months Ended March 31, 2019

Net Revenues

	Three Months Ended
(dollars in thousands)	March 31,
	2020	2019	$ Change	% Change
Advertising	$6,001	$5,714	$287	5.0%
aiWARE SaaS Solutions	3,108	2,754	354	12.9%
aiWARE Content Licensing and Media Services	2,795	3,657	(862)	(23.6)%
Net revenues	$11,904	$12,125	$(221)	(1.8)%

The increase in advertising net revenues in the first quarter of 2020 compared with the corresponding prior year period, was due to a combination of the addition of new clients and increased business with existing clients.

aiWARE SaaS solutions net revenues increased in the first quarter of 2020 compared with the corresponding prior year period due primarily to a $0.4 million increase in net revenues in our media and entertainment market as we added new customers and expanded our services to some existing customers, offset in part by a slight decrease year over year in revenues from customers in our government, legal and compliance markets.

Net revenues from our aiWARE content licensing and media services business, which typically has significant revenue driven by major sporting events, were negatively impacted in the first quarter of 2020 compared with the prior year period due to the cancellation or postponement of substantially all major sporting events in March 2020 as a result of the COVID-19 pandemic. As such suspension is expected to continue for the foreseeable future, the associated reduction in demand for our services is expected to have a material adverse impact on our net revenues from our aiWARE content licensing and media services business in the second quarter of 2020, and such impact could continue in future quarters.

Net revenues in our advertising business are impacted by the timing of particular advertising campaigns of our major clients, in many cases due to the seasonal nature of their advertising activities.  In our aiWARE SaaS solutions business, revenues from customers in certain markets, particularly in the government, legal and compliance market, are often project-based and are impacted by the timing of projects. Net revenues from our aiWARE content licensing and media services are impacted by the timing of major sporting events throughout the year. As such, in general, we expect that our net revenues from these businesses and markets may fluctuate significantly from period to period.

In addition, as discussed above, we anticipate that our revenues in future periods could be significantly impacted by the macroeconomic conditions resulting from the COVID-19 pandemic.

Cost of Revenues; Gross Profit and Gross Margin

	Three Months Ended
(dollars in thousands)	March 31,
	2020	2019	$ Change	% Change
Cost of net revenue	$3,811	$3,872	$(61)	-1.6%
Gross profit	8,093	8,253	(160)	-1.9%
Gross margin	68.0%	68.1%

Our gross margins in the three months ended March 31, 2020 and 2019 were at approximately the same level. Our advertising revenues, which have gross margins exceeding 95%, represented 50% and 47% of our total revenues for the three months ended March 31, 2020 and 2019, respectively.  Our aiWARE SaaS solutions and aiWARE content licensing and media services, which generally have lower gross margins than our advertising business, represented 50% and 53% of our total revenues for the three months ended March 31, 2020 and 2019, respectively.

Operating Expenses

	Three Months Ended
(dollars in thousands)	March 31,
	2020	2019	$ Change	% Change
Sales and marketing	$5,460	$6,133	(673)	-11.0%
Research and development	3,902	6,938	(3,036)	-43.8%
General and administrative	11,543	11,690	(147)	-1.3%
Total operating expenses	$20,905	$24,761	(3,856)	-15.6%

Sales and Marketing. The decrease in sales and marketing expenses in the three months ended March 31, 2020 compared with the corresponding prior year period was due primarily to a decrease in compensation costs resulting from our focused spending reductions. As a percentage of net revenues, sales and marketing expenses declined to 46% in the three months ended March 31, 2020 from 51% in the corresponding prior year period.

Research and Development. The decrease in research and development expenses in the three months ended March 31, 2020 compared with the corresponding prior year period was due primarily to a decrease in compensation costs resulting from our focused spending reductions. The decrease is also due to $0.9 million in contingent payments made to the former stockholders of Machine Box in the first quarter of 2019, which did not recur in the current year period, and a decrease in platform costs and cognitive engine expenses. As a percentage of net revenues, research and development expenses declined to 33% in the first quarter of 2020 from 57% in prior year period.

General and Administrative. The decrease in general and administrative expenses in the three months ended March 31, 2020 compared with the corresponding prior year period was due primarily to a decrease in accounting and legal fees, offset in part by an increase in compensation costs.

We intend to continue to invest in the development of our AI capabilities and enhancement of our aiWARE SaaS solutions and services, and in our sales and marketing efforts in order to drive greater awareness of our offerings, gain new customers and grow our business. However, we plan to manage our operating expenses prudently, particularly in light of the current uncertainties arising from the COVID-19 pandemic. In November 2019, we realigned our business and functional teams to achieve operational efficiencies, implemented computing cost reductions, and completed enhancements to our aiWARE operating system that we expect will improve computing efficiency. We believe that these initiatives and our ongoing cost management efforts will support the next phase of our growth strategy while reducing our expenses and improving our financial performance.

Other Income, Net

Other income, net in each of the first quarters of 2020 and 2019 was comprised primarily of interest income on investments in money market funds, which totaled $0.1 million and $0.2 million, respectively.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents, which totaled $49.2 million as of March 31, 2020 and $44.1 million as of December 31, 2019. The increase in our cash and cash equivalents in the three months ended March 31, 2020 was due primarily to the net cash provided by our operations, and $3.5 million in proceeds from common stock offerings.

Cash Flows

A summary of cash flows from our operating, investing and financing activities is shown in the table below.

	Three Months Ended
(in thousands)	March 31,
	2020	2019
Cash provided by (used in) operating activities	$1,503	$(4,632)
Cash (used in) provided by investing activities	(9)	2,375
Cash provided by financing activities	3,606	4,484
Net increase in cash, cash equivalents and restricted cash	$5,100	$2,227

Operating Activities

Our operating activities provided cash of $1.5 million in the three months ended March 31, 2020, due primarily to a $9.7 million increase resulting from the timing of prepayments and advances by our advertising clients and related media payments, which more than offset our net loss of $12.7 million, after adjustments of $6.1 million in non-cash expenses, including $4.5 million in stock-based compensation expense. Our business strategy includes decreasing operational costs while investing in the development of our AI capabilities and enhancement of our aiWARE SaaS solutions and services to grow our business and future revenues. We gauge the amount of cash utilized in these efforts using the Non-GAAP metric presented below under the heading “Non-GAAP Financial Measure.” Our use of cash as measured by Non-GAAP net loss decreased to $6.7 million for the three months ended March 31, 2020 from $9.3 million in the three months ended March 31, 2019, as we leveraged the decrease in net operating expenses to reduce our Non-GAAP net loss.

Our operating activities used cash of $4.6 million in the three months ended March 31, 2019, due primarily to our net loss of $16.3 million, adjusted by $6.7 million in non-cash expenses, including $5.5 million in stock-based compensation expense, offset in part by cash received as client advances in our advertising business.

Investing Activities

Our investing activities consisted of minimal amounts for capital expenditures in the three months ended March 31, 2020.

Our investing activities provided cash of $2.4 million in the three months ended March 31, 2019. Net cash provided by investing activities consisted primarily of proceeds from maturing marketable securities, which were used to fund a portion of the cash used in our operating activities.

Financing Activities

Our financing activities provided cash of $3.6 million in the three months ended March 31, 2020. Net cash provided by financing activities consisted of $3.5 million in net proceeds received from our sales of common stock and $0.1 million received from the exercise of stock options and purchases of shares under our ESPP.

Our financing activities provided cash of $4.5 million in the three months ended March 31, 2019. Net cash provided by financing activities consisted primarily of $4.2 million in net proceeds received from our sales of common stock and $0.3 million received from purchases of shares under our ESPP.

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

As of March 31, 2020, we had no outstanding debt obligations.  On April 3, 2020, we applied for loans under the Paycheck Protection Program (the “PPP”) established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), and on April 14 and April 15, 2020, we entered into loan agreements and promissory notes evidencing unsecured loans in the aggregate amount of $6,491 under the PPP. The proceeds from these loans will be used for payroll costs and any payments of rent and utilities. Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of loans granted under the PPP. However, no assurance can be given that we will seek or obtain forgiveness of the loans in whole or in part, or that we will not elect to prepay the loans.

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

Non-GAAP Financial Measure

We have presented non-GAAP measures in the discussion of our cash flows above. The items excluded from Non-GAAP net loss are detailed in the reconciliation below. Non-GAAP net loss is not a financial measure calculated and presented in accordance with U.S. generally accepted accounting principles (“GAAP”) and should not be considered as an alternative to net income (loss), operating income (loss) or any other financial measures so calculated and presented, nor as an alternative to cash flow from operating activities as a measure of liquidity. Other companies (including our competitors) may define Non-GAAP net loss differently. We have presented Non-GAAP net loss because management believes it to be an important supplemental measure of performance that is commonly used by securities analysts, investors and other interested parties in the evaluation of companies in our industry, and believes that it provides a useful comparison of our current period financial results to our historical and future financial results. Management also uses this information internally for forecasting and budgeting. This non-GAAP measure may not be indicative of our historical operating results or predictive of our potential future results. Investors should not consider Non-GAAP net loss in isolation or as a substitute for analysis of our results as reported in accordance with GAAP.

	Three Months Ended
(in thousands)	March 31,
	2020	2019
Reconciliation of Net Loss to Non-GAAP Net Loss:
Net loss	$(12,684)	$(16,306)
Provision for income taxes	3	9
Depreciation and amortization	1,604	1,133
Stock-based compensation expense	4,456	4,803
Change in fair value of warrant liability	(2)	13
Gain on sale of asset	(56)	—
Machine Box contingent payments	—	917
Performance Bridge earn-out fair value adjustment	—	139
Non-GAAP Net Loss	$(6,679)	$(9,292)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by Item 305 of Regulation S-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q due to the material weakness that was previously reported in our Annual Report on Form 10-K for the year ended December 31, 2019, related to the accounting for advertising net revenues. We have initiated certain measures to remediate this material weakness, including fully documenting our processes, training our personnel and monitoring our controls, related to advertising revenues, however, it had not been remediated as of March 31, 2020. Notwithstanding the foregoing, our management has concluded that our condensed consolidated financial statements for the periods covered by and included in this Quarterly Report are prepared in accordance with GAAP and fairly present, in all material respects, our financial position, results of operations and cash flows for each of the periods presented herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q, other than additional measures initiated to continue to remediate the material weakness disclosed above that was identified during the fourth quarter of 2019, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2019 contains a discussion of the most significant risks associated with our business. In addition to such risks, we face risks resulting from the COVID-19 pandemic, as discussed in more detail below.  To the extent that the COVID-19 pandemic continues to adversely affect our business, results of operations and financial condition, it may also heighten certain other risks described in our Annual Report on Form 10-K, and such prior risk factor disclosure is qualified by the information relating to COVID-19 that is described in this Quarterly Report on Form 10-Q, including the risks discussed below. There have been no other material changes to the risks described in our Annual Report on Form 10-K.

Our business has been affected by the COVID-19 pandemic, and the continuing impacts of COVID-19 are highly unpredictable and could have a significant adverse effect on our business, results of operations, financial condition and cash flows in the future.

The COVID-19 outbreak emerged in late 2019 and was declared a global pandemic by the World Health Organization on March 11, 2020. Governments around the world have instituted measures in an effort to control the spread of COVID-19, including quarantines, shelter-in-place orders, restrictions on public gatherings and travel, and closures of schools and non-essential businesses. The COVID-19 pandemic has had, and will likely continue to have, a severe negative impact on the global economy.

The effects of the COVID-19 pandemic on our business are uncertain and difficult to predict, but may include, without limitation, the following, each of which could adversely affect our business, results of operations, financial condition and cash flows:

•

We have experienced, and expect to continue to experience, reduced demand for certain of our products and services from customers whose businesses have been impacted by the COVID-19 pandemic. For example, a significant portion of net revenues from our aiWARE content licensing and media services business are driven by major live sporting events, substantially all of which have been cancelled or postponed for the foreseeable future due to the COVID-19 pandemic.  In addition, certain advertising clients have reduced their advertising budgets and cancelled or postponed media placements, resulting in a decline in revenues from such customers.

•

We could experience disruptions in our operations as a result of continued office closures and risks associated with our employees working remotely. In compliance with government mandates, we have temporarily closed our offices and initiated a work from home policy, which may limit the effectiveness and productivity of our employees.

•

We may be unable to collect amounts due on billed and unbilled revenue if our customers delay payment or fail to pay us under the terms of our agreements as a result of the impact of the COVID-19 pandemic on their businesses. As a result, our cash flows could be adversely impacted, which could affect our ability to fund our operations.

•

We are a development stage company and will be required to raise additional capital in the future to fund our operations.  Our ability to obtain equity and/or debt financing on favorable terms, or at all, may be limited as a result of volatility in the financial markets during and following the COVID-19 pandemic.

•

Our forecasted revenue, operating results and cash flows could vary materially from those we provide as guidance or from those anticipated by investors and analysts if the assumptions on which we base our financial projections are inaccurate as a result of the unpredictability of the impact that the COVID-19 pandemic will have on our business, our customers’ businesses and the global markets and economy.

•	An increase in cyber incidents during the COVID-19 pandemic and our increased reliance on a remote workforce could increase our exposure to potential cybersecurity breaches and attacks.

The ultimate impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows is dependent on future developments, including the severity and duration of the pandemic, actions that have been and may be taken by governmental authorities, the impact on the businesses of our customers, and the duration of the resulting macroeconomic conditions, all of which are uncertain and are difficult to predict at this time.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We had no sales of unregistered equity securities during the first quarter of 2020.

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

Veritone, Inc.

May 11, 2020	By	/s/ Chad Steelberg
Chad Steelberg
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

May 11, 2020	By	/s/ Peter F. Collins
Peter F. Collins
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)