Form 10-Q
period 2020-06-30
Veritone, Inc.
filed 2020-08-10
CIK 1615165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 7, 2020, 27,602,769 shares of the registrant’s common stock were outstanding.

VERITONE, INC.

QUARTERLY REPORT ON FORM 10-Q

June 30, 2020

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VERITONE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share and share data)

(Unaudited)

	As of
	June 30,	December 31,
	2020	2019
ASSETS
Cash and cash equivalents	$50,081	$44,065
Accounts receivable, net of allowance for doubtful accounts of $245 and $29, respectively	24,535	21,352
Expenditures billable to clients	3,177	10,286
Prepaid expenses and other current assets	5,279	5,409
Total current assets	83,072	81,112
Property, equipment and improvements, net	2,732	3,214
Intangible assets, net	13,432	16,126
Goodwill	6,904	6,904
Long-term restricted cash	855	855
Other assets	292	315
Total assets	$107,287	$108,526
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$20,498	$17,014
Accrued media payments	31,797	26,664
Client advances	4,461	9,080
Accrued compensation	2,334	2,486
Other accrued liabilities	6,830	4,492
Total current liabilities	65,920	59,736
Other liabilities	1,287	1,379
Total liabilities	67,207	61,115
Commitments and contingencies (Note 7)
Stockholders' equity
Common stock, par value $0.001 per share; 75,000,000 shares authorized; 27,516,307 and 25,670,737 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	28	26
Additional paid-in capital	296,967	279,828
Accumulated deficit	(256,966)	(232,489)
Accumulated other comprehensive income	51	46
Total stockholders' equity	40,080	47,411
Total liabilities and stockholders' equity	$107,287	$108,526

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(in thousands, except per share and share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net revenues	$13,268	$12,270	$25,172	$24,395
Cost of revenues	4,325	4,562	8,136	8,434
Gross profit	8,943	7,708	17,036	15,961
Operating expenses:
Sales and marketing	5,460	6,448	10,920	12,581
Research and development	3,696	6,351	7,598	13,289
General and administrative	11,343	11,645	22,886	23,335
Total operating expenses	20,499	24,444	41,404	49,205
Loss from operations	(11,556)	(16,736)	(24,368)	(33,244)
Other income (expense), net	(235)	51	(104)	262
Loss before provision for income taxes	(11,791)	(16,685)	(24,472)	(32,982)
Provision for income taxes	2	6	5	15
Net loss	$(11,793)	$(16,691)	$(24,477)	$(32,997)
Net loss per share:
Basic and diluted	$(0.43)	$(0.80)	$(0.91)	$(1.64)
Weighted average shares outstanding:
Basic and diluted	27,117,432	20,759,396	26,945,297	20,138,756
Comprehensive loss:
Net loss	$(11,793)	$(16,691)	$(24,477)	$(32,997)
Unrealized gain on marketable securities, net of income taxes	—	13	—	48
Foreign currency translation gain, net of income taxes	1	45	5	24
Total comprehensive loss	$(11,792)	$(16,633)	$(24,472)	$(32,925)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(Unaudited)

	Three Months Ended June 30, 2020
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
Balance as of March 31, 2020	27,074,372	$27	$287,368	$(245,173)	$50	$42,272
Common stock offerings, net	199,109	1	3,021	—	—	3,022
Common stock issued under employee stock plans, net	88,515	—	39	—	—	39
Stock-based compensation expense	—	—	4,131	—	—	4,131
Exercise of warrants	154,311	—	2,100	—	—	2,100
Warrant issuance	—	—	308	—	—	308
Net loss	—	—	—	(11,793)	—	(11,793)
Other comprehensive gain	—	—	—	—	1	1
Balance as of June 30, 2020	27,516,307	$28	$296,967	$(256,966)	$51	$40,080

	Six Months Ended June 30, 2020
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
Balance as of December 31, 2019	25,670,737	$26	$279,828	$(232,489)	$46	$47,411
Common stock offerings, net	1,491,317	2	6,004	—	—	6,006
Common stock issued under employee stock plans, net	199,942	—	140	—	—	140
Stock-based compensation expense	—	—	8,587	—	—	8,587
Exercise of warrants	154,311	—	2,100	—	—	2,100
Warrant issuance	—	—	308	—	—	308
Net loss	—	—	—	(24,477)	—	(24,477)
Other comprehensive gain	—	—	—	—	5	5
Balance as of June 30, 2020	27,516,307	$28	$296,967	$(256,966)	$51	$40,080

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(Unaudited)

	Three Months Ended June 30, 2019
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
Balance as of March 31, 2019	20,197,188	$20	$244,182	$(186,717)	$14	$57,499
Common stock offerings, net	1,006,663	1	8,054	—	—	8,055
Common stock issued under employee stock plans, net	62,658	—	90	—	—	90
Machine Box holdback consideration	—	—	162	—	—	162
Common stock issued for acquisitions	651,897	1	70	—	—	71
Stock-based compensation expense	—	—	5,255	—	—	5,255
Net loss	—	—	—	(16,691)	—	(16,691)
Other comprehensive gain	—	—	—	—	58	58
Balance as of June 30, 2019	21,918,406	$22	$257,813	$(203,408)	$72	$54,499

	Six Months Ended June 30, 2019
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
Balance as of December 31, 2018	19,335,220	$19	$230,674	$(170,411)	$1	$60,283
Common stock offerings, net	1,668,663	2	12,213	—	—	12,215
Common stock issued under employee stock plans, net	147,675	—	414	—	—	414
Machine Box holdback consideration	—	—	620	—	—	620
Common stock issued for acquisitions	766,848	1	3,834	—	—	3,835
Stock-based compensation expense	—	—	10,058	—	—	10,058
Net loss	—	—	—	(32,997)	—	(32,997)
Other comprehensive gain	—	—	—	—	71	71
Balance as of June 30, 2019	21,918,406	$22	$257,813	$(203,408)	$72	$54,499

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(24,477)	$(32,997)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,206	2,719
Issuance of warrants	102	—
Change in fair value of warrant liability	200	50
Provision for doubtful accounts	213	44
Stock-based compensation expense	8,587	11,285
Other	—	(19)
Changes in assets and liabilities:
Accounts receivable	(3,453)	2,278
Expenditures billable to clients	7,109	(2,111)
Prepaid expenses and other assets	(363)	413
Accounts payable	3,484	(10,255)
Accrued media payments	5,133	13,367
Client advances	(4,619)	(3,727)
Other accrued liabilities	2,193	2,364
Other liabilities	(92)	(17)
Net cash used in operating activities	(2,777)	(16,606)
Cash flows from investing activities:
Proceeds from sales of marketable securities	—	8,616
Proceeds from the sale of equipment	56	—
Capital expenditures	(30)	(208)
Intangible assets acquired	—	(477)
Acquisition of businesses, net of cash acquired	—	(883)
Net cash provided by investing activities	26	7,048
Cash flows from financing activities:
Proceeds from common stock offerings, net	6,527	11,778
Proceeds from loan	6,491	—
Repayment of loan	(6,491)	—
Proceeds from the exercise of warrants	2,100	—
Proceeds from issuances of stock under employee stock plans, net	140	414
Net cash provided by financing activities	8,767	12,192
Net increase in cash, cash equivalents and restricted cash	6,016	2,634
Cash, cash equivalents and restricted cash, beginning of period	44,920	38,776
Cash, cash equivalents and restricted cash, end of period	$50,936	$41,410

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITONE, INC.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except share and per share data and percentages)

(Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS

Description of Business

Veritone, Inc., a Delaware corporation (“Veritone”) (together with its wholly owned subsidiaries, collectively, the “Company”), is a provider of artificial intelligence (“AI”) computing solutions. The Company has developed aiWARETM, a proprietary AI operating system that integrates and orchestrates an open ecosystem of top performing cognitive engines, together with a suite of powerful applications, to reveal valuable multivariate insights from vast amounts of unstructured and structured data and conduct cognitive workflows based on these insights.  The Company’s aiWARE platform incorporates proprietary technology to integrate and intelligently orchestrate a wide variety of cognitive engine capabilities to mimic human cognitive functions such as perception, prediction and problem solving in order to quickly, efficiently and cost effectively transform unstructured data into structured data. aiWARE stores the results in a time-correlated database, creating a rich, online, searchable index of the unstructured and structured data that users can use and analyze in near real-time through the platform’s suite of general and industry-specific applications to drive processes and insights.  aiWARE is based on an open architecture that enables new cognitive engines and applications to be added quickly and efficiently, resulting in a future-proof, scalable and evolving solution that can be easily leveraged for a broad range of industries that capture or use audio, video and other unstructured data, including, without limitation, the media and entertainment, government, legal and compliance, and other vertical markets.

The Company also offers cloud-native digital content management solutions and content licensing services, primarily to customers in the media and entertainment market. These offerings leverage the Company’s aiWARE technologies, providing customers with unique capabilities to enrich and drive expanded revenue opportunities from their content.

In addition, the Company operates a full-service advertising agency. The Company’s advertising services include media planning and strategy, advertisement buying and placement, campaign messaging, clearance verification and attribution, and custom analytics, specializing in host-endorsed and influencer advertising across primarily radio, podcasting, streaming audio, social media and other digital media channels. The Company’s advertising business also includes its VeriAdsTM Network, which is comprised of programs that enable broadcasters, podcasters and social media influencers to generate incremental advertising revenue.

NOTE 2. PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Preparation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial statements and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. Such unaudited condensed consolidated financial statements and accompanying notes are based on the representations of the Company’s management, who is responsible for their integrity and objectivity. The information included in this Form 10-Q should be read in conjunction with the information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 11, 2020. Interim results for the three and six months ended June 30, 2020 are not necessarily indicative of the results the Company will have for the full year ending December 31, 2020.

The accompanying condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which are normal, recurring and necessary to fairly state the Company’s financial position, results of operations and cash flows. All significant intercompany transactions have been eliminated in consolidation. The financial data and the other information disclosed in these notes to the condensed consolidated financial statements reflected in the three and six month periods presented are unaudited. The December 31, 2019 balance sheet included herein was derived from the audited financial statements but does not include all disclosures or notes required by GAAP for complete financial statements.

Reclassifications

Certain reclassifications to other assets have been made to prior year amounts for consistency and comparability with the current year’s financial statements presentation. These reclassifications had no effect on the reported total assets and liabilities.

Liquidity and Capital Resources

During 2019 and 2018, the Company generated negative cash flows from operations of $30,117 and $41,770, respectively, and incurred net losses of $62,078 and $61,104, respectively. In the six months ended June 30, 2020, the Company generated negative cash flows from operations of $2,777 and incurred a net loss of $24,477.  As of June 30, 2020, the Company had an accumulated deficit of $256,966. Historically, the Company has satisfied its capital needs with the net proceeds from sales of equity securities, issuances of convertible debt, and the exercise of common stock warrants. In the first six months of 2020, the Company raised net proceeds of $6,006 through sales of its common stock under an Equity Distribution Agreement dated June 1, 2018 (the “Equity Distribution Agreement”). In the first six months of 2020, the Company received net proceeds of $2,100 through the exercise of common stock warrants. As of June 30, 2020, the Company’s cash and cash equivalents totaled $50,081.

On April 3, 2020, the Company applied for loans under the Paycheck Protection Program (the “PPP”) established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), and on April 14 and April 15, 2020, the Company entered into loan agreements and promissory notes evidencing unsecured loans in the aggregate amount of $6,491 made to the Company under the PPP (the PPP Loans”). The Company believes that it qualified to apply for and receive the funds pursuant to the PPP Loans under the provisions of the CARES Act and the guidance in effect at that time. However, in light of revised guidance that was issued by the Small Business Administration subsequent to the Company’s receipt of the PPP Loans, the improvement in the Company’s business outlook and the greater stability in the capital markets, the Board of Directors of the Company determined to repay the full amount of the PPP Loans. The Company completed the repayment of the PPP Loans on May 18, 2020.

The Company expects to continue to generate net losses for the foreseeable future as it makes significant investments in developing and selling its aiWARE SaaS solutions. Also, the Company will continue to evaluate potential acquisitions of, or investments in, companies or technologies that complement its business, which acquisitions may require the use of cash. Management believes that the Company’s existing balances of cash and cash equivalents will be sufficient to meet its anticipated cash requirements for at least twelve months from the date that these financial statements are issued. However, the Company does not expect that its current cash and cash equivalents will be sufficient to support the development of its business to the point at which the Company has continued positive cash flows from operations, particularly if it uses cash to finance any acquisitions or investments in the future. The Company plans to meet its future needs for additional capital through equity and/or debt financings. Equity financings may include sales of common stock under the Company’s Equity Distribution Agreement pursuant to which the Company may offer and sell, from time to time, shares of its common stock having an aggregate available offering price of up to $18,538. Such financing may not be available on terms favorable to the Company or at all. If the Company is unable to obtain adequate financing or financing on terms satisfactory to it when required, the Company’s ability to continue to support its business growth, scale its infrastructure, develop product enhancements and to respond to business challenges could be significantly impaired.

Impact of the Coronavirus (“COVID-19”) Pandemic

The COVID-19 outbreak emerged in late 2019 and was declared a global pandemic by the World Health Organization on March 11, 2020. The COVID-19 pandemic, and the actions being taken by governments worldwide to mitigate the public health consequences of the pandemic, have significantly impacted the global economy. For most of the first quarter of 2020, the Company’s results reflect historical trends and seasonality. However, in March 2020 and throughout the second quarter of 2020, the Company began to experience a reduction in the demand for certain of its products and services. In particular, net revenues from the Company’s aiWARE content licensing and media services business, which typically has significant revenues driven by major live sporting events, were negatively impacted in the first six months of 2020 compared with the same period in 2019, due to the cancellation or postponement of substantially all major live sporting events in the United States. Even though major sporting events are starting to resume, it is still uncertain as to whether sports leagues will be able to navigate through COVID-19 health concerns and complete their respective seasons, and whether postponed events will be rescheduled. Future cancellations of live sporting events would further reduce demand for the Company’s services and could have a material adverse impact on net revenues generated from the Company’s aiWARE content licensing and media services business in the third quarter of 2020, and such impact could continue in future quarters.

The Company expects the pandemic to affect some of its customers, which may further reduce the demand, or delay purchase decisions, for the Company’s products and services, and may additionally impact the creditworthiness of customers.  The Company has assessed the potential credit deterioration of its customers due to changes in the macroeconomic environment and has determined that no additional allowance for doubtful accounts due to credit deterioration was necessary as of June 30, 2020.

The extent to which the COVID-19 pandemic and the related macroeconomic conditions may continue to affect the Company’s financial condition or results of operations is uncertain. While the Company’s advertising and aiWARE SaaS solutions businesses did not experience decreases in net revenues in the first six months of 2020 compared with the same period in 2019, the severity and duration of the pandemic and the resulting macroeconomic conditions are difficult to predict, and the Company’s revenues and operating results may be negatively impacted in future periods. The extent of the impact on the Company’s operational and financial performance will depend on various factors, including the duration and spread of the outbreak; advances in testing, treatment and prevention; the impact of government measures to contain the virus; and related government stimulus actions. Due to the nature of the Company’s business, the effect of the COVID-19 pandemic may not be fully reflected in its results of operations until future periods. The most significant risks arising from the COVID-19 pandemic to the Company’s business and results of operations are discussed in Part II, Item 1A. (Risk Factors) of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

In response to the COVID-19 pandemic, the Company has taken actions to reduce expenses, including discontinuing non-essential services and instituting controls on travel, entertainment and other expenses. The Company will continue to evaluate further cost-cutting measures and whether improved efficiencies can be obtained in its workforce. In addition, in compliance with government mandates, the Company has temporarily closed its offices and initiated a work from home policy.

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

Significant Customers

The Company’s top ten customers accounted for approximately 40% and 34% of the Company’s net revenues for the three and six months ended June 30, 2020, respectively. The Company’s top ten customers accounted for approximately 26% and 25% of the Company’s net revenues for the three and six months ended June 30, 2019, respectively. One customer accounted for 11% of the Company’s net revenue for the three months ended June 30, 2020. No other individual customer accounted for 10% or more of the Company’s net revenues for the six months ended June 30, 2020 or the three and six months ended June 30, 2019.

Remaining Performance Obligations

As of June 30, 2020, the aggregate amount of the transaction prices under the Company’s contracts allocated to the Company’s remaining performance obligations was $4,463, approximately 81% of which the Company expects to recognize as revenue over the next twelve months, and the remainder thereafter. This aggregate amount excludes amounts allocated to remaining performance obligations under contracts that have an original duration of one year or less and variable consideration that is allocated to remaining performance obligations.

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2019.

Recently Adopted Accounting Pronouncements

Effective for the Company’s fiscal year ended December 31, 2019, the Company adopted the provisions and expanded disclosure requirements described in ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“Topic 606”), for its annual financial statements. The Company adopted the standard using the modified retrospective method. Accordingly, the results for the prior comparable periods were not adjusted to conform to the current year measurement and recognition of results. As of the beginning of 2019, the impact of the adoption of Topic 606 was not material. However, in adopting Topic 606, the Company has modified its revenue recognition policy in the following ways:

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments under this pronouncement will change the way all leases with duration of one year or more are treated. Under this guidance, lessees will be required to capitalize virtually all leases on the balance sheet as a right-of-use asset and an associated financing lease liability or capital lease liability. The right-of-use asset represents the lessee’s right to use, or control the use of, a specified asset for the specified lease term. The lease liability represents the lessee’s obligation to make lease payments arising from the lease, measured on a discounted basis. Based on certain characteristics, leases are classified as financing leases or operating leases. Financing lease liabilities, those that contain provisions similar to capitalized leases, are amortized in the same manner as capital leases are amortized under current accounting rules, as amortization expense and interest expense in the statement of operations. Operating lease liabilities are amortized on a straight-line basis over the life of the lease as lease expense in the statement of operations. This standard will be effective for the Company beginning with the first quarter of fiscal year 2022. The Company is currently evaluating the impact this standard will have on its policies and procedures pertaining to its existing and future lease arrangements, its disclosure requirements and its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326). which requires measurement and recognition of expected credit losses for financial assets held. This standard will be effective for the Company beginning in the first quarter of fiscal year 2023. The Company is currently evaluating the impact that this standard will have on its consolidated financial statements and related disclosures as well as the timing of adoption.

In December 2019, the FASB issued ASU No. 2019-12 to simplify the accounting in ASC 740, Income Taxes. This standard removes certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. This guidance also clarifies and simplifies other areas of ASC 740. This standard will be effective for the Company beginning in the first quarter of fiscal year 2022. The Company is currently evaluating the impact that this standard will have on its consolidated financial statements and related disclosures as well as the timing of adoption.

NOTE 3. NET LOSS PER SHARE

The following table presents the computation of basic and diluted net loss per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Numerator
Net loss	$(11,793)	$(16,691)	$(24,477)	$(32,997)
Denominator
Weighted-average common shares outstanding	27,135,107	20,817,466	26,964,717	20,201,819
Less: Weighted-average shares subject to repurchase	(17,675)	(58,070)	(19,420)	(63,063)
Denominator for basic and diluted net loss per share	27,117,432	20,759,396	26,945,297	20,138,756
Basic and diluted net loss per share	$(0.43)	$(0.80)	$(0.91)	$(1.64)

The Company reported net losses for all periods presented and, as such, all potentially dilutive shares of common stock would have been antidilutive for such periods. The table below presents the weighted-average securities (in common equivalent shares) outstanding during the periods presented that have been excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Common stock options and restricted stock units	10,171,737	10,125,468	9,976,772	9,715,403
Warrants to purchase common stock	1,674,387	1,297,151	1,485,769	1,297,151
	11,846,124	11,422,619	11,462,541	11,012,554

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

Cash and Cash Equivalents

The Company’s money market funds are categorized as Level 1 within the fair value hierarchy. As of June 30, 2020, the Company’s cash and cash equivalents balance were as follows:

		Gross		Cash and
		Unrealized	Fair	Cash
	Cost	Losses	Value	Equivalents
Cash	$39,057	$—	$39,057	$39,057
Level 1:
Money market funds	11,024	—	11,024	11,024
Total	$50,081	$—	$50,081	$50,081

As of December 31, 2019, the Company’s cash and cash equivalents balances were as follows:

		Gross		Cash and
		Unrealized	Fair	Cash
	Cost	Losses	Value	Equivalents
Cash	$23,710	$—	$23,710	$23,710
Level 1:
Money market funds	20,355	—	20,355	20,355
Total	$44,065	$—	$44,065	$44,065

Stock Warrants

All of the Company’s outstanding stock warrants are categorized as Level 3 within the fair value hierarchy. Stock warrants have been recorded at their fair value using either a probability weighted expected return model, the Monte Carlo simulation model or the Black-Scholes option-pricing model. These models incorporate contractual terms, maturity, risk-free interest rates and volatility. The value of the Company’s stock warrants would increase if a higher risk-free interest rate was used, and would decrease if a lower risk-free interest rate was used. Similarly, a higher volatility assumption would increase the value of the stock warrants, and a lower volatility assumption would decrease the value of the stock warrants. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management with the assistance of a third-party valuation specialist.

  In April 2020, in connection with a consulting agreement between the Company and a consulting firm, the Company issued to such firm a warrant to purchase up to 50,000 shares of the Company’s common stock (the “Compensation Warrant”). The Compensation Warrant was fully vested and exercisable upon issuance, has an exercise price of $3.01 per share and expires on December 31, 2021. The holder is able to redeem the warrant for a number of shares having a value equal to the in-the-money value of the warrant. The fair value of this stock warrant is $59, which was determined using the Black-Scholes option-pricing model and was recorded in general and administrative operating expenses in the three and six months ended June 30, 2020. The Company also issued to such firm in connection with the consulting agreement an additional warrant to purchase up to 400,000 shares of the Company’s common stock (the “Performance Warrant” and collectively with the Compensation Warrant, the “2020 Stock Warrants”). The Performance Warrant has an exercise price of $3.01 per share, shall vest and become exercisable in three substantially equal installments of 133,333 shares upon the achievement of specified performance goals and/or a market condition, and expires on December 31, 2023. The fair value of the installment of the Performance Warrant tied to a market condition is $43, which was determined using a Monte Carlo simulation model and was recorded in general and administrative operating expenses in the three and six months ended June 30, 2020. The Company has not recorded any fair value with respect to the remaining installments linked to performance goals, because the achievement of such performance goals is not yet considered probable.

In April 2018, in connection with the advisory agreement between the Company and a financial advisory firm, the Company issued such firm a warrant to purchase up to 20,000 shares of the Company’s common stock (“April 2018 Warrant”). The April 2018 Warrant was fully vested and exercisable upon issuance, has an exercise price of $11.73 per share and expires on April 6, 2023. The Company recorded this stock warrant at its fair value of $207 using the Black-Scholes option-pricing model. The holder is able to redeem the warrant for a number of shares having a value equal to the in-the-money value of the warrant. The April 2018 Warrant was outstanding at June 30, 2020.

The following table summarizes quantitative information with respect to the significant unobservable inputs that were used to value the 2020 Stock Warrants during the six months ended June 30, 2020:

	Compensation Warrant	Performance Warrant
Volatility	88%	85%
Risk-free rate	0.23%	0.34%
Term	1.7 years	3.7 years

NOTE 5. GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

The carrying amount of goodwill was $6,904 as of June 30, 2020 and December 31, 2019.

Intangible Assets

The following table sets forth the Company’s finite-lived intangible assets resulting from business acquisitions and other purchases, which continue to be amortized:

	June 30, 2020				December 31, 2019
	Weighted Average Remaining Useful Life	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	(in years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Software and technology	1.0	$3,582	$(2,765)	$817	$3,582	$(2,171)	$1,411
Licensed technology	1.3	500	(292)	208	500	(208)	292
Developed technology	3.2	9,600	(3,520)	6,080	9,600	(2,560)	7,040
Customer relationships	3.2	9,300	(3,410)	5,890	9,300	(2,480)	6,820
Trademarks and trade names	0.4	100	(81)	19	100	(59)	41
Noncompete agreements	2.1	800	(382)	418	800	(278)	522
Total	3.0	$23,882	$(10,450)	$13,432	$23,882	$(7,756)	$16,126

The following table presents amortization expense associated with the Company’s finite-lived intangible assets, which is included in the consolidated statement of operations and comprehensive loss as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Cost of revenues	$562	$535	$1,123	$905
Sales and marketing	528	528	1,059	741
Research and development	256	256	512	512
General and administrative	—	3	—	5
Total	$1,346	$1,322	$2,694	$2,163

Amortization of finite-lived intangible assets in cost of revenues and research and development in the consolidated statements of operations and comprehensive loss relates primarily to acquired developed technology.

The following table presents future amortization of the Company’s finite-lived intangible assets at June 30, 2020:

2020 (six months)	$2,688
2021	4,261
2022	3,963
2023	2,520
Total	$13,432

NOTE 6. CONSOLIDATED FINANCIAL STATEMENTS DETAILS

Consolidated Balance Sheets Details

Accounts Receivable, Net

Accounts receivable consisted of the following:

	As of
	June 30,	December 31,
	2020	2019
Accounts receivable — Advertising	$21,748	$19,184
Accounts receivable — aiWARE SaaS Solutions	2,426	1,269
Accounts receivable — aiWARE Content Licensing and Media Services	606	928
	24,780	21,381
Less: allowance for doubtful accounts	(245)	(29)
Accounts receivable, net	$24,535	$21,352

The amount that the Company invoices and collects from advertising clients includes the cost of the advertisement placed for them with broadcasters and the amount of the commission earned by the Company. The average commission earned by the Company is less than 15% of the total amount invoiced and collected from the advertising clients.

Property, Equipment and Improvements, Net

Property, equipment and improvements, net consisted of the following:

	As of
	June 30,	December 31,
	2020	2019
Property and equipment	$2,277	$2,247
Leasehold improvements	2,876	2,876
	5,153	5,123
Less: accumulated depreciation	(2,421)	(1,909)
Property, equipment and improvements, net	$2,732	$3,214

Depreciation expense was $256 and $512 for the three and six months ended June 30, 2020, respectively. Depreciation expense was $263 and $555 for the three and six months ended June 30, 2019, respectively.

Accounts Payable

Accounts payable consisted of the following:

	As of
	June 30,	December 31,
	2020	2019
Accounts payable — Advertising	$19,399	$15,697
Accounts payable — Other	1,099	1,317
Total	$20,498	$17,014

Accounts payable – Advertising reflects the amounts due to broadcasters for advertisements placed on behalf of the Company’s advertising clients.

Consolidated Statement of Operations and Comprehensive Loss Details

Net Revenues

Net revenues for the periods presented were comprised of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Advertising	$7,038	$5,842	$13,039	$11,556
aiWARE SaaS Solutions	3,002	2,677	6,110	5,431
aiWARE Content Licensing and Media Services	3,228	3,751	6,023	7,408
Total net revenues	$13,268	$12,270	$25,172	$24,395

During the three and six months ended June 30, 2020, the Company made $54,524 and $109,248, respectively, in gross media placements, of which $50,697 and $100,743 respectively, were billed directly to clients. Of the amounts billed directly to clients, $45,011 and $89,646 represented media-related costs netted against billings during the three and six months ended June 30, 2020, respectively.

During the three and six months ended June 30, 2019, the Company made $52,973 and $103,755, respectively, in gross media placements, of which $48,676 and $97,744 respectively, were billed directly to clients. Of the amounts billed directly to clients, $43,125 and $86,712 represented media-related costs netted against billings during the three and six months ended June 30, 2019, respectively.

Disaggregated Revenue

Net revenues disaggregated were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Advertising (by service type):
Agency	$6,140	$5,842	$12,021	$11,556
VeriAds	898	-	1,018	-
Sub-total	7,038	5,842	13,039	11,556
aiWARE SaaS Solutions (by market):
Media and Entertainment	2,612	2,470	5,224	4,705
Government, Legal and Compliance	139	207	635	726
Other Markets	251	-	251	-
Sub-total	3,002	2,677	6,110	5,431
aiWARE Content Licensing and Media Services (by service type):
Content Licensing	3,228	3,454	6,023	7,108
Media Services	-	297	-	300
Sub-total	3,228	3,751	6,023	7,408
Total net revenues	$13,268	$12,270	$25,172	$24,395

Other Income (Expense), Net

Other income (expense), net for the periods presented was comprised of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Interest income, net	$5	$160	$82	$329
Change in fair value of warrant liability	(202)	(37)	(200)	(50)
Other	(38)	(72)	14	(17)
Other income (expense), net	$(235)	$51	$(104)	$262

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

As of June 30, 2020, future minimum lease payments were as follows:

2020 (six months)	$1,307
2021	2,242
2022	1,884
2023	1,685
2024	1,730
Total minimum payments	$8,848

The total rent expense for all operating leases was $751 and $1,517 for the three and six months ended June 30, 2020, respectively. The total rent expense for all operating leases was $735 and $1,479 for the three and six months ended June 30, 2019, respectively.

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

NOTE 8. STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock Issuances

In June 2018, the Company entered into an Equity Distribution Agreement with JMP Securities as sales agent, pursuant to which it may offer and sell, from time to time, through JMP Securities, shares of its common stock having an aggregate offering price of up to $50,000.  During the six months ended June 30, 2020 and 2019, the Company issued an aggregate of 1,491,317 and 1,668,663 of shares of its common stock, respectively, which were sold pursuant to the Equity Distribution Agreement. During the six months ended June 30, 2020 and 2019, the Company received net proceeds from such sales of $6,006 and $12,215 after deducting expenses of $270 and $428, respectively.

During the six months ended June 30, 2020, the Company issued a total of 154,311 shares of its common stock upon the exercise of warrants for an aggregate exercise price of $2,100.

On September 6, 2018, the Company acquired all of the outstanding capital stock of Machine Box, Inc. (“Machine Box”). The purchase consideration for the acquisition was comprised of the initial consideration paid at closing and additional contingent amounts that were payable if Machine Box achieved certain technical development and integration milestones within 12 months after the closing of the acquisition, and 80% of such consideration was payable by issuance of shares of the Company’s common stock to the former stockholders of Machine Box. During the six months ended June 30, 2019, the Company determined that Machine Box had achieved the technical development and integration milestones required to be completed during such period and, as a result, the former Machine Box stockholders became entitled to receive an aggregate of 232,665 shares of the Company’s common stock, valued at $1,688 based on the closing price of the Company’s common stock on the respective milestone dates, of which an aggregate of 186,135 shares were issued to them, and 46,530 shares were held back from issuance by the Company until September 6, 2020, to secure certain indemnification and other obligations of the former stockholders of Machine Box. The value of the common stock that was held back was recorded to additional paid-in capital.

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

During the six months ended June 30, 2020 and 2019, the Company issued an aggregate of 199,942 shares of its common stock and 147,675 shares of its common stock, respectively in connection with the exercise of stock options and vesting of restricted stock units under its stock incentive plans and purchases under its Employee Stock Purchase Plan (the “ESPP”).

Common Stock Warrants

In the second quarter of 2020, the Company issued warrants to purchase up to an aggregate of 450,000 shares of its common stock. As of June 30, 2020 and December 31, 2019, the Company had outstanding warrants to purchase an aggregate of 1,592,840 and 1,297,151 shares of the Company’s common stock, respectively.

NOTE 9. STOCK PLANS

Stock-Based Compensation

During the six months ended June 30, 2020, the Company granted options to purchase an aggregate of 551,500 shares of its common stock that are subject to time-based vesting conditions.

The Company valued these stock options using the Black-Scholes Merton option pricing model. The following assumptions were used to compute the grant date fair values of the stock options granted during the six months ended June 30, 2020:

Expected term (in years)	6.0 - 6.1
Expected volatility	68% - 73%
Risk-free interest rate	0.4% - 1.2%
Expected dividend yield	—

The assumptions used in calculating the fair values of purchase rights granted under the ESPP during the six months ended June 30, 2020 are set forth in the table below:

Expected term (in years)	0.5 - 2.0
Expected volatility	65% - 81%
Risk-free interest rate	1.3% - 1.5%
Expected dividend yield	—

The Company’s stock-based compensation expense recognized for the periods presented was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Stock-based compensation expense by type of award:
Restricted stock units	$753	$299	$895	$497
Restricted stock awards	47	96	109	256
Machine Box contingent common stock issuances	—	523	—	1,227
Performance-based stock options	1,953	2,020	3,921	3,956
Stock options	1,306	2,703	3,455	5,060
Employee stock purchase plan	72	137	207	289
Total	$4,131	$5,778	$8,587	$11,285

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Stock-based compensation expense by operating expense grouping:
Sales and marketing	$198	$271	$376	$514
Research and development	184	900	421	1,984
General and administrative	3,749	4,607	7,790	8,787
	$4,131	$5,778	$8,587	$11,285

Equity Award Activity

Restricted Stock Awards

The Company’s restricted stock award activity for the six months ended June 30, 2020 was as follows:

		Weighted
		Average Grant
	Shares	Date Fair Value
Unvested at December 31, 2019	22,813	$7.50
Granted	5,310	$2.98
Vested	(12,285)	$5.55
Unvested at June 30, 2020	15,838	$7.50

At June 30, 2020, total unrecognized compensation cost related to restricted stock was $57, which is expected to be recognized over a weighted average period of 0.3 year.

Restricted Stock Units

The Company’s restricted stock unit activity for the six months ended June 30, 2020 was as follows:

		Weighted
		Average Grant
	Shares	Date Fair Value
Unvested at December 31, 2019	142,145	$6.71
Granted	800,532	$10.18
Forfeited	(5,500)	$8.81
Vested	(116,295)	$6.84
Unvested at June 30, 2020	820,882	$10.06

At June 30, 2020, total unrecognized compensation cost related to restricted stock units was $7,574, which is expected to be recognized over a weighted average period of 0.9 year.

Performance-Based Stock Options

The activity during the six months ended June 30, 2020 related to stock options that are subject to performance-based vesting conditions tied to the future achievement of stock price goals by the Company was as follows:

		Weighted-Average
			Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at December 31, 2019	4,484,739	$16.68
Forfeited	(151,638)	$5.63
Outstanding at June 30, 2020	4,333,101	$17.07	8.1 years	$10,667
Exercisable at June 30, 2020	—	$—	—	$—

The weighted average grant date fair values of the performance-based stock options granted during the six months ended June 30, 2019 was $2.57 per share. No performance-based stock options were granted during the six months ended June 30, 2020 and no performance-based stock options vested during the six months ended June 30, 2020 and 2019. At June 30, 2020, total unrecognized compensation expense related to performance-based stock options was $17,259 and is expected to be recognized over a weighted average period of 2.9 years.

Stock Options

The activity during the six months ended June 30, 2020 related to all other stock options was as follows:

		Weighted-Average
			Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at December 31, 2019	5,196,778	$13.09
Granted	551,500	$3.34
Exercised	(25,242)	$2.72
Forfeited	(133,839)	$9.04
Expired	(142,330)	$14.10
Outstanding at June 30, 2020	5,446,867	$12.22	7.3 years	$15,731
Exercisable at June 30, 2020	4,160,659	$13.83	6.9 years	$5,328

The weighted average grant date fair value of stock options granted during the six months ended June 30, 2020 and 2019 was $2.06 and $3.72 per share, respectively. The aggregate intrinsic value of the options exercised during the six months ended June 30, 2020 and 2019 was $177 and $177, respectively. The total grant date fair value of stock options vested during the six months ended June 30, 2020 and 2019 was $4,067 and $5,465, respectively. At June 30, 2020, total unrecognized compensation expense related to stock options was $5,122 and is expected to be recognized over a weighted average period of 2.4 years.

The aggregate intrinsic values in the tables above represent the difference between the fair market value of the Company’s common stock and the average option exercise price of in-the-money options, multiplied by the number of such options.

Employee Stock Purchase Plan

During the six months ended June 30, 2020, a total of 62,469 shares of common stock were purchased under the Company’s ESPP. As of June 30, 2020, accrued employee contributions for future purchases under the ESPP totaled $99.

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

Overview

Veritone, Inc. (collectively with our subsidiaries, referred to as “Veritone,” “Company,” “we,” “our,” and “us”) is a provider of artificial intelligence (“AI”) solutions, including our proprietary AI platform, aiWARE™, digital content management solutions and content licensing services. We also operate a full-service media advertising agency and our VeriAds Network™.

The following is a discussion and analysis of certain factors that have affected our results of operations and financial condition during the periods included in the accompanying condensed consolidated financial statements. In this discussion, we refer to our media advertising agency and our VeriAds Network as our advertising business, our content licensing and live events services as our aiWARE content licensing and media services, and our aiWARE platform and digital content management offerings as our aiWARE SaaS solutions.

Impact of the Coronavirus (“COVID-19”) Pandemic

The COVID-19 outbreak emerged in late 2019 and was declared a global pandemic by the World Health Organization on March 11, 2020.  The COVID-19 pandemic, and the actions being taken by governments worldwide to mitigate the public health consequences of the pandemic, have significantly impacted the global economy. For most of the first quarter of 2020, our results reflect historical trends and seasonality.  However, in March 2020 and throughout the second quarter of 2020, we began to experience a reduction in the demand for certain of our products and services. In particular, net revenues from our aiWARE content licensing and media services business, which typically has significant revenues driven by major live sporting events, were negatively impacted in the first six months of 2020 compared with the same period in 2019, due to the cancellation or postponement of substantially all major live sporting events in the United States. Even though major sporting events are starting to resume, it is still uncertain as to whether sports leagues will be able to navigate through COVID-19 health concerns and complete their respective seasons and whether postponed events will be rescheduled. Future cancellations of live sporting events would further reduce demand for our services, and it could have a material adverse impact on our net revenues generated from our aiWARE content licensing and media services business in the third quarter of 2020, and such impact could continue in future quarters.

We expect the pandemic to affect some of our customers, which may further reduce the demand and/or delay purchase decisions for our products and services, and may additionally impact the creditworthiness of customers.  We have assessed the potential credit deterioration of our customers due to changes in the macroeconomic environment and has determined that no additional allowance for doubtful accounts was necessary due to credit deterioration as of June 30, 2020.

The extent to which the COVID-19 pandemic and the related macroeconomic conditions may continue to affect our financial condition or results of operations is uncertain. While our advertising and aiWARE SaaS solutions businesses did not experience decreases in net revenues in the first six months of 2020 compared with the same period in 2019, the severity and duration of the pandemic and the resulting macroeconomic conditions are difficult to predict, and our revenues and operating results may be negatively impacted in future periods.  The extent of the impact on our operational and financial performance will depend on various factors, including the duration and spread of the outbreak; advances in testing, treatment and prevention; the impact of government measures to contain the virus; and related government stimulus actions. Due to the nature of our business, the effect of the COVID-19 pandemic may not be fully reflected in its results of operations until future periods. The most significant risks to our business and results of operations arising from the COVID-19 pandemic are discussed in Part II, Item 1A (Risk Factors) of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

In response to the COVID-19 pandemic, we have taken actions to reduce expenses, including discontinuing non-essential services and instituting controls on travel, entertainment and other expenses. We will continue to evaluate further cost-cutting measures and whether improved efficiencies can be obtained in our workforce. In addition, in compliance with government mandates, we have temporarily closed our offices and initiated a work from home policy.

Sales of Common Stock

During the three months ended June 30, 2020 and 2019, we sold an aggregate of 199,109 and 1,006,663 shares, respectively, of our common stock pursuant to the Equity Distribution Agreement that we entered into with JMP Securities LLC in June 2018 (the “Equity Distribution Agreement”). We received net proceeds from such sales of approximately $3.0 million and $8.1 million during the three months ended June 30, 2020 and 2019, respectively, after deducting commissions of $0.1 million and $0.2 million, respectively, paid to JMP Securities LLC. The terms of the Equity Distribution Agreement are discussed under the heading “Capital Resources” below.

Key Performance Indicators

We track key performance indicators (“KPIs”) for our advertising agency business and our aiWARE SaaS solutions business. We do not currently track KPIs for our aiWARE content licensing and media services business beyond our reported net revenues for that business. We evaluate the KPIs that are most relevant to our businesses periodically, and beginning in the first quarter of 2020, we made changes to the KPIs that we track for each business.

The KPIs for our advertising agency business include: (i) average gross billings per active client, and (ii) net revenue. The key performance indicators for our aiWARE SaaS solutions business include: (i) total accounts on the platform, (ii) new bookings, (iii) total contract value of new bookings, and (iv) net revenue.

In the tables below, the ‘net revenues during quarter’ amounts for the periods in 2019 reflect amounts reported using the revenue recognition guidance of Topic 605, Revenue Recognition, and the ‘net revenues during the quarter’ amounts for the periods in 2020 reflect amounts reported using the revenue guidance in Topic 606, Revenue from Contracts with Customers, following our adoption of Topic 606. For additional information about our revenue recognition accounting policies, see Recently Adopted Accounting Pronouncements in Note 2 to the Notes to the Condensed Consolidated Financial Statements including in this Quarterly Report on Form 10-Q.

Advertising KPI Results

The following table sets forth the results for each of the KPIs for our advertising agency business.

	Quarter Ended
	Mar 31,	Jun 30,	Sept 30,	Dec 31,	Mar 31,	Jun 30,
	2019	2019	2019	2019	2020	2020
Average gross billings per active client (in 000's)(1)	$469	$488	$490	$511	$533	$614
Net revenues during quarter (in 000's)	$5,714	$5,842	$6,197	$6,517	$5,881	$6,140

(1)	For each quarter, reflects the average gross quarterly billings per client over the twelve month period through the end of such quarter for clients that are active during such quarter.

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

aiWARE SaaS Solutions KPI Results

The following table sets forth the results for each of the KPIs for our aiWARE SaaS solutions business.

	Quarter Ended
	Mar 31,	Jun 30,	Sept 30,	Dec 31,	Mar 31,	Jun 30,
	2019	2019	2019	2019	2020	2020
Total accounts on platform at quarter end	911	941	980	1,069	1,587	1,753
New bookings received during quarter (in 000's)(1)	$1,316	$1,351	$1,384	$2,522	$1,397	$2,319
Total contract value of new bookings received during quarter (in 000’s)(2)	$2,092	$1,351	$1,724	$12,872	$2,312	$2,502
Net revenues during quarter (in 000's)	$2,754	$2,677	$2,350	$2,872	$3,108	$3,002

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

Results of Operations

The following table sets forth items from our condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2020 and 2019, presented as a percentage of revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	32.6	37.2	32.3	34.6
Gross profit	67.4	62.8	67.7	65.4
Operating expenses:
Sales and marketing	41.2	52.5	43.4	51.6
Research and development	27.9	51.8	30.2	54.5
General and administrative	85.5	94.9	90.9	95.7
Total operating expenses	154.6	199.2	164.5	201.8
Loss from operations	(87.2)	(136.4)	(96.8)	(136.4)
Other income (expense), net	(1.8)	0.4	(0.4)	1.1
Loss before provision for income taxes	(89.0)	(136.0)	(97.2)	(135.3)
Provision for income taxes	—	—	—	—
Net loss	(89.0)	(136.0)	(97.2)	(135.3)

Three and Six Months Ended June 30, 2020 Compared with Three and Six Months Ended June 30, 2019

Net Revenues

	Three Months Ended				Six Months Ended
(dollars in thousands)	June 30,				June 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Advertising	$7,038	$5,842	$1,196	20.5%	$13,039	$11,556	$1,483	12.8%
aiWARE SaaS Solutions	3,002	2,677	325	12.1%	6,110	5,431	679	12.5%
aiWARE Content Licensing and Media Services	3,228	3,751	(523)	(13.9)%	6,023	7,408	(1,385)	(18.7)%
Net revenues	$13,268	$12,270	$998	8.1%	$25,172	$24,395	$777	3%

The increases in advertising net revenues in the second quarter and first six months of 2020 compared with the corresponding prior year periods were due primarily to revenues generated from our VeriAds Network, which we launched in late 2019. Revenues from our VeriAds Network totaled $898 and $1,018 for the three and six months ended June 30, 2020, respectively, for which we had no corresponding revenues in the 2019 periods.

aiWARE SaaS solutions net revenues increased in the second quarter of 2020 compared with the corresponding prior year period due primarily to our initial sales to a customer in the energy market of services related to the integration of specialized aiWARE technology with the customer’s solar installations. aiWARE SaaS solutions net revenues increased in the first six months of 2020 compared with the corresponding prior year period due primarily to increased revenues in the media and entertainment market as we added new customers and expanded our services to some existing customers, as well as to our initial sales into the energy market in the second quarter of 2020.

Net revenues from our aiWARE content licensing and media services business, which typically has significant revenue driven by major sporting events, were negatively impacted in the second quarter and first six months of 2020 compared with the prior year periods due to the cancellation or postponement of substantially all major sporting events from March 2020 through June 2020 as a result of the COVID-19 pandemic.

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

In addition, we anticipate that our revenues in future periods could be significantly impacted by the macroeconomic conditions resulting from the COVID-19 pandemic. In particular, even though major sporting events are starting to resume, it is still uncertain as to whether sports leagues will be able to navigate through COVID-19 health concerns and complete their respective seasons and whether postponed events will be rescheduled. Due to this uncertainty, we may continue to experience a reduction in demand for our services, which may have a material adverse impact on our net revenues from our aiWARE content licensing and media services business in the third quarter of 2020, and such impact could continue in future quarters.

Cost of Revenues; Gross Profit and Gross Margin

	Three Months Ended				Six Months Ended
(dollars in thousands)	June 30,				June 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Cost of revenues	$4,325	$4,562	$(237)	-5.2%	$8,136	$8,434	$(298)	(3.5)%
Gross profit	8,943	7,708	1,235	16.0%	17,036	15,961	1,075	6.7%
Gross margin	67%	63%			68%	65%

The increase in gross margins in the three and six months ended June 30, 2020 compared with the corresponding prior year periods is primarily the result of a decrease in platform costs year over year.

Operating Expenses

	Three Months Ended				Six Months Ended
(dollars in thousands)	June 30,				June 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Sales and marketing	$5,460	$6,448	(988)	(15.3)%	$10,920	$12,581	$(1,661)	(13.2)%
Research and development	3,696	6,351	(2,655)	(41.8)%	7,598	13,289	(5,691)	(42.8)%
General and administrative	11,343	11,645	(302)	(2.6)%	22,886	23,335	(449)	(1.9)%
Total operating expenses	$20,499	$24,444	(3,945)	(16.1)%	$41,404	$49,205	$(7,801)	(15.9)%

Sales and Marketing. The decreases in sales and marketing expenses in the three and six months ended June 30, 2020 compared with the corresponding prior year periods were due primarily to decreases in compensation costs resulting from our focused spending reductions. As a percentage of net revenues, sales and marketing expenses declined to 41% and 43% in the three and six months ended June 30, 2020, respectively, from 53% and 52% in the corresponding prior year periods.

Research and Development. The decreases in research and development expenses in the three and six months ended June 30, 2020 compared with the corresponding prior year periods were due primarily to decreases in compensation costs resulting from our focused spending reductions. These decreases were also due to the contingent payments made to the former stockholders of Machine Box during the three and six months ended June 30, 2019, of $0.6 million and $1.5 million, respectively, which did not recur in the current year periods, and to a decrease in platform and cognitive processing related costs. As a percentage of net revenues, research and development expenses declined to 28% and 30% in the three and six months ended June 30, 2020, respectively, from 52% and 54% in the corresponding prior year periods.

General and Administrative. The decreases in general and administrative expenses in the three and six months ended June 30, 2020 compared with the corresponding prior year periods were due primarily to a decrease in stock-based compensation expense.

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

Other Income (Expense), Net

For both the three and six months ended June 30, 2020, other expense, net was comprised primarily of warrant expense of $0.2 million. For the three and six months ended June 30, 2019, other income, net was comprised primarily of interest income on investments in money market funds, which totaled $0.2 million and $0.3 million, respectively.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents, which totaled $50.1 million as of June 30, 2020 and $44.1 million as of December 31, 2019. The increase in our cash and cash equivalents in the six months ended June 30, 2020 was due primarily to the increase in cash collected from advertising clients of $9.2 million, $6.5 million in proceeds from common stock offerings and $2.1 million in proceeds from the exercise of stock warrants, which offset our Non-GAAP net loss of $12.4 million.

Cash Flows

A summary of cash flows from our operating, investing and financing activities is shown in the table below.

	Six Months Ended
(in thousands)	June 30,
	2020	2019
Cash used in operating activities	$(2,777)	$(16,606)
Cash provided by investing activities	26	7,048
Cash provided by financing activities	8,767	12,192
Net increase in cash, cash equivalents and restricted cash	$6,016	$2,634

Operating Activities

Our operating activities used cash of $2.8 million in the six months ended June 30, 2020, due primarily to our net loss of $24.5 million, adjusted by $12.3 million in non-cash expenses, including $8.6 million in stock-based compensation expense, and an increase of $9.2 million of cash received from advertising clients for future payments to vendors. Our business strategy includes decreasing operational costs while investing in the development of our AI capabilities and enhancement of our aiWARE SaaS solutions and services to grow our business and future revenues. We gauge the amount of cash utilized in these efforts using the Non-GAAP net loss metric, as presented below under the heading “Non-GAAP Financial Measure.” Our use of cash as measured by Non-GAAP net loss decreased to $12.4 million for the six months ended June 30, 2020 from $18.5 million for the six months ended June 30, 2019, due primarily to the initiatives that we commenced in the fourth quarter of 2019 to decrease our operating costs, including headcount reductions and enhancements to our software architecture, which have resulted in lower cloud computing costs.

     Our operating activities used cash of $16.6 million in the six months ended June 30, 2019, due primarily to our net loss of $33.0 million, adjusted by $14.0 million in non-cash expenses, including $11.3 million in stock-based compensation expense.

Investing Activities

Our investing activities consisted of minimal amounts for the sale of equipment and capital expenditures in the six months ended June 30, 2020.

Our investing activities provided cash of $7.0 million in the six months ended June 30, 2019. Net cash provided by investing activities consisted primarily of proceeds from maturing marketable securities, which were used to fund a portion of the cash used in our operating activities, offset in part by $0.9 million of cash paid to the former stockholder of Performance Bridge as additional earnout consideration and $0.5 million of cash paid to acquire software.

Financing Activities

Our financing activities provided cash of $8.8 million in the six months ended June 30, 2020. Net cash provided by financing activities consisted of $6.5 million in net proceeds received from our sales of common stock, $2.1 million in proceeds received from the exercise of stock warrants and $0.1 million received from the exercise of stock options and purchases of shares under our ESPP. Proceeds received from loans under the Paycheck Protection Program in April 2020 were repaid in full in May 2020.

Our financing activities provided cash of $12.2 million in the six months ended June 30, 2019. Net cash provided by financing activities consisted of $11.8 million in net proceeds received from our sales of common stock and $0.4 million received from the exercise of stock options and purchases of shares under our ESPP.

Capital Resources

In June 2018, we entered into an Equity Distribution Agreement with JMP Securities LLC, as sales agent (“JMP Securities”), pursuant to which we may offer and sell, from time to time, through JMP Securities, shares of our common stock having an aggregate offering price of up to $50.0 million, of which $18.5 million remains available for sale as of the date of this filing. Subject to the terms and conditions of the Equity Distribution Agreement and satisfaction of certain conditions, JMP Securities will use commercially reasonable efforts, consistent with its normal trading and sales practices, applicable state and federal law, rules and regulations, and the rules of The Nasdaq Global Market, to sell shares of our common stock from time to time based upon our instructions, including any price, time or size limits that we specify, in any method deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act. We will pay JMP Securities a commission of 3.0% of the aggregate gross proceeds from each sale of shares.

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

As of June 30, 2020, we had no outstanding debt obligations.

We have no present agreements or commitments with respect to any material acquisitions of businesses or technologies or any other material capital expenditures.

We have generated significant losses since inception and expect to continue to generate losses for the foreseeable future. Also, we will continue to evaluate potential acquisitions of, or investment in, companies or technologies that complement our business, and those acquisitions may require the use of cash. However, we believe that our current cash and cash equivalents balances will be sufficient to fund our operations in the ordinary course of business for at least the next twelve months from the date of this filing. However, we do not expect that our current cash and cash equivalents will be sufficient to support the development of our business to the point at which we have positive cash flows from operations. We plan to meet our future needs for additional capital through equity and/or debt financings, particularly if we use cash to finance any acquisitions or investments in the future. Equity financings may include sales of common stock under the Equity Distribution Agreement. We currently have no available lines of credit for future borrowings. Future equity or debt financing may not be available on favorable terms or at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when required, our ability to continue to support our business growth, scale our infrastructure, develop product enhancements and respond to business challenges could be significantly impaired. If we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

Non-GAAP Financial Measure

We have presented a measure of Non-GAAP net loss in the discussion of our cash flows above. The items excluded from Non-GAAP net loss are detailed in the reconciliation below. Non-GAAP net loss is not a financial measure calculated and presented in accordance with U.S. generally accepted accounting principles (“GAAP”) and should not be considered as an alternative to net income (loss), operating income (loss) or any other financial measures so calculated and presented, nor as an alternative to cash flow from operating activities as a measure of liquidity. Other companies (including our competitors) may define Non-GAAP net loss differently. We have presented Non-GAAP net loss because management believes it to be an important supplemental measure of performance that is commonly used by securities analysts, investors and other interested parties in the evaluation of companies in our industry, and believes that it provides a useful comparison of our current period financial results to our historical and future financial results. Management also uses this information internally for forecasting and budgeting. This non-GAAP measure may not be indicative of our historical operating results or predictive of our potential future results. Investors should not consider Non-GAAP net loss in isolation or as a substitute for analysis of our results as reported in accordance with GAAP.

	Three Months Ended		Six Months Ended
(in thousands)	June 30,		June 30,
	2020	2019	2020	2019
Reconciliation of Net Loss to Non-GAAP Net Loss:
Net loss	$(11,793)	$(16,691)	$(24,477)	$(32,997)
Provision for income taxes	2	6	5	15
Depreciation and amortization	1,602	1,586	3,206	2,719
Stock-based compensation expense	4,131	5,255	8,587	10,058
Change in fair value of warrant liability	202	37	200	50
Issuance of warrants	102	—	102	—
Gain on sale of asset	—	—	(56)	—
Interest expense	9	—	9	—
Machine Box contingent payments	—	530	—	1,447
Machine Box earn-out fair value adjustment	—	70	—	70
Performance Bridge earn-out fair value adjustment	—	—	—	139
Non-GAAP Net Loss	$(5,745)	$(9,207)	$(12,424)	$(18,499)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by Item 305 of Regulation S-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q due to the material weakness that was previously reported in our Annual Report on Form 10-K for the year ended December 31, 2019, related to the accounting for advertising net revenues. We have initiated certain measures to remediate this material weakness, including fully documenting our processes, training our personnel and monitoring our controls, related to advertising revenues; however, it had not been remediated as of June 30, 2020. Notwithstanding the foregoing, our management has concluded that our condensed consolidated financial statements for the periods covered by and included in this Quarterly Report are prepared in accordance with GAAP and fairly present, in all material respects, our financial position, results of operations and cash flows for each of the periods presented herein.

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

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 contain discussions of the most significant risks associated with our business. There have been no material changes to the risks described in such reports.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In April 2020, we issued to a consulting firm in consideration for certain services (i) a warrant to purchase up to 50,000 shares of our common stock, which has an exercise price of $3.01 per share, was fully vested and exercisable upon issuance, and expires on December 31, 2021; and (ii) a warrant to purchase up to 400,000 shares of our common stock, which has an exercise price of $3.01 per share, shall vest and become exercisable in three substantially equal installments of 133,333 shares upon the achievement of specified performance goals and/or a market condition, and expires on December 31, 2023.

No underwriters were involved in such issuance of securities. The securities were issued to an accredited investor in reliance upon the exemption from the registration requirements of the Securities Act, as set forth in Section 4(a)(2) under the Securities Act, relative to transactions by an issuer not involving any public offering, to the extent an exemption from such registration was required.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description of Exhibit

10.1

Employment Agreement between Chad Steelberg and the Registrant dated June 15, 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 17, 2020).

10.2

Employment Agreement between Ryan Steelberg and the Registrant dated June 15, 2020 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 17, 2020).

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1*	Certifications pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, has been formatted in Inline XBRL.

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

Veritone, Inc.

August 10, 2020	By	/s/ Chad Steelberg
Chad Steelberg
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

August 10, 2020	By	/s/ Peter F. Collins
Peter F. Collins
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)