Form 10-Q
period 2020-09-30
Veritone, Inc.
filed 2020-11-09
CIK 1615165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 6, 2020, 27,733,322 shares of the registrant’s common stock were outstanding.

VERITONE, INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2020

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VERITONE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share and share data)

(Unaudited)

	As of
	September 30,	December 31,
	2020	2019
ASSETS
Cash and cash equivalents	$54,315	$44,065
Accounts receivable, net	17,470	21,352
Expenditures billable to clients	20,108	10,286
Prepaid expenses and other current assets	5,116	5,409
Total current assets	97,009	81,112
Property, equipment and improvements, net	2,499	3,214
Intangible assets, net	12,086	16,126
Goodwill	6,904	6,904
Long-term restricted cash	855	855
Other assets	229	315
Total assets	$119,582	$108,526
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$21,268	$17,014
Accrued media payments	41,226	26,664
Client advances	13,767	9,080
Other accrued liabilities	7,643	6,978
Total current liabilities	83,904	59,736
Other non-current liabilities	1,251	1,379
Total liabilities	85,155	61,115
Commitments and contingencies (Note 7)
Stockholders' equity
Common stock, par value $0.001 per share; 75,000,000 shares authorized; 27,719,753 and 25,670,737 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	28	26
Additional paid-in capital	302,321	279,828
Accumulated deficit	(267,979)	(232,489)
Accumulated other comprehensive income	57	46
Total stockholders' equity	34,427	47,411
Total liabilities and stockholders' equity	$119,582	$108,526

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(in thousands, except per share and share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue	$15,718	$12,805	$40,890	$37,200
Cost of revenue (exclusive of amortization shown separately below)	4,553	4,196	11,566	11,725
Gross profit	11,165	8,609	29,324	25,475
Operating expenses:
Sales and marketing	5,255	6,081	15,116	17,921
Research and development	3,587	5,473	10,673	18,250
General and administrative	11,950	11,899	34,836	35,228
Amortization	1,346	1,352	4,040	3,515
Total operating expenses	22,138	24,805	64,665	74,914
Loss from operations	(10,973)	(16,196)	(35,341)	(49,439)
Other (expense) income, net	(4)	184	(108)	446
Loss before provision for income taxes	(10,977)	(16,012)	(35,449)	(48,993)
Provision for (benefit from) income taxes	36	(1,815)	41	(1,799)
Net loss	$(11,013)	$(14,197)	$(35,490)	$(47,194)
Net loss per share:
Basic and diluted	$(0.40)	$(0.64)	$(1.31)	$(2.26)
Weighted average shares outstanding:
Basic and diluted	27,593,315	22,345,122	27,162,880	20,882,293
Comprehensive loss:
Net loss	$(11,013)	$(14,197)	$(35,490)	$(47,194)
Unrealized gain on marketable securities, net of income taxes	—	—	—	48
Foreign currency translation gain (loss), net of income taxes	6	(31)	11	(8)
Total comprehensive loss	$(11,007)	$(14,228)	$(35,479)	$(47,154)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(Unaudited)

	Three Months Ended September 30, 2020
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
Balance as of June 30, 2020	27,516,307	$28	$296,967	$(256,966)	$51	$40,080
Common stock offerings, net	—	—	(10)	—	—	(10)
Common stock issued under employee stock plans, net	97,548	—	216	—	—	216
Release of Machine Box holdback consideration	105,898	—	—	—	—	—
Stock-based compensation expense	—	—	5,148	—	—	5,148
Net loss	—	—	—	(11,013)	—	(11,013)
Other comprehensive gain	—	—	—	—	6	6
Balance as of September 30, 2020	27,719,753	$28	$302,321	$(267,979)	$57	$34,427

	Nine Months Ended September 30, 2020
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
Balance as of December 31, 2019	25,670,737	$26	$279,828	$(232,489)	$46	$47,411
Common stock offerings, net	1,491,317	2	5,994	—	—	5,996
Common stock issued under employee stock plans, net	297,490	—	356	—	—	356
Release of Machine Box holdback consideration	105,898	—	—	—	—	—
Stock-based compensation expense	—	—	13,735	—	—	13,735
Exercise of warrants	154,311	—	2,100	—	—	2,100
Issuance of warrants	—	—	308	—	—	308
Net loss	—	—	—	(35,490)	—	(35,490)
Other comprehensive gain	—	—	—	—	11	11
Balance as of September 30, 2020	27,719,753	$28	$302,321	$(267,979)	$57	$34,427

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(Unaudited)

	Three Months Ended September 30, 2019
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
Balance as of June 30, 2019	21,918,406	$22	$257,813	$(203,408)	$72	$54,499
Common stock offerings, net	1,103,937	1	5,315	—	—	5,316
Common stock issued under employee stock plans, net	83,304	—	308	—	—	308
Machine Box holdback consideration	—	—	140	—	—	140
Common stock issued for acquisitions	129,552	—	27	—	—	27
Stock-based compensation expense	—	—	4,736	—	—	4,736
Net loss	—	—	—	(14,197)	—	(14,197)
Other comprehensive loss	—	—	—	—	(31)	(31)
Balance as of September 30, 2019	23,235,199	$23	$268,339	$(217,605)	$41	$50,798

	Nine Months Ended September 30, 2019
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
Balance as of December 31, 2018	19,335,220	$19	$230,674	$(170,411)	$1	$60,283
Common stock offerings, net	2,772,600	3	17,528	—	—	17,531
Common stock issued under employee stock plans, net	230,979	—	722	—	—	722
Machine Box holdback consideration	—	—	760	—	—	760
Common stock issued for acquisitions	896,400	1	3,861	—	—	3,862
Stock-based compensation expense	—	—	14,794	—	—	14,794
Net loss	—	—	—	(47,194)	—	(47,194)
Other comprehensive gain	—	—	—	—	40	40
Balance as of September 30, 2019	23,235,199	$23	$268,339	$(217,605)	$41	$50,798

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(35,490)	$(47,194)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,816	4,337
Deferred income taxes, net	—	(1,821)
Warrant expense	102	—
Change in fair value of warrant liability	200	(7)
Provision for doubtful accounts	291	54
Stock-based compensation expense	13,698	16,049
Other	—	(19)
Changes in assets and liabilities:
Accounts receivable	3,535	156
Expenditures billable to clients	(9,822)	(3,472)
Prepaid expenses and other assets	(131)	(953)
Accounts payable	4,254	(5,282)
Accrued media payments	14,562	3,189
Client advances	4,687	15,057
Other accrued liabilities	708	1,447
Other liabilities	(128)	31
Net cash provided by (used in) operating activities	1,282	(18,428)
Cash flows from investing activities:
Proceeds from sales of marketable securities	—	13,614
Proceeds from the sale of equipment	56	—
Capital expenditures	(61)	(282)
Intangible assets acquired	—	(477)
Acquisition of businesses, net of cash acquired	—	(883)
Net cash (used in) provided by investing activities	(5)	11,972
Cash flows from financing activities:
Proceeds from common stock offerings, net	6,517	17,302
Proceeds from loan	6,491	—
Repayment of loan	(6,491)	—
Proceeds from the exercise of warrants	2,100	—
Proceeds from issuances of stock under employee stock plans, net	356	722
Net cash provided by financing activities	8,973	18,024
Net increase in cash, cash equivalents and restricted cash	10,250	11,568
Cash, cash equivalents and restricted cash, beginning of period	44,920	38,776
Cash, cash equivalents and restricted cash, end of period	$55,170	$50,344

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITONE, INC.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except share and per share data and percentages)

(Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS

Description of Business

Veritone, Inc., a Delaware corporation (“Veritone”) (together with its wholly owned subsidiaries, collectively, the “Company”), is a provider of artificial intelligence (“AI”) computing solutions. The Company’s AI platform, aiWARETM, incorporates proprietary technologies that perform a wide variety of functions, including mimicking traditional human cognitive tasks such as perception, prediction and problem solving, in order to more effectively and efficiently transform unstructured data into structured data and automate and improve core processes, insights and decision-making.  aiWARE is based on an open architecture that enables new cognitive engines and applications to be added more efficiently, resulting in a future-proof, scalable and evolving solution that can be leveraged across a broad range of industries, including media and entertainment, government, legal and compliance, and other vertical markets.

The Company also offers cloud-native digital content management solutions and content licensing services, primarily to customers in the media and entertainment market. These offerings leverage the Company’s aiWARE technologies, providing customers with unique capabilities to enrich and drive expanded revenue opportunities from their content.

In addition, the Company operates a full-service advertising agency that leverages the Company’s aiWARE technologies to provide differentiated services to its clients. The Company’s advertising services include media planning and strategy, advertisement buying and placement, campaign messaging, clearance verification and attribution, and custom analytics, specializing in host-endorsed and influencer advertising across primarily radio, podcasting, streaming audio, social media and other digital media channels. The Company’s advertising services also include its VeriAdsTM Network, which is comprised of programs that enable broadcasters, podcasters and social media influencers to generate incremental advertising revenue.

NOTE 2. PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Preparation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial statements and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. Such unaudited condensed consolidated financial statements and accompanying notes are based on the representations of the Company’s management, who is responsible for their integrity and objectivity. The information included in this Form 10-Q should be read in conjunction with the information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 11, 2020. Interim results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results the Company will have for the full year ending December 31, 2020.

The accompanying condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which are normal, recurring and necessary to fairly state the Company’s financial position, results of operations and cash flows. All significant intercompany transactions have been eliminated in consolidation. The financial data and the other information disclosed in these notes to the condensed consolidated financial statements reflected in the three and nine month periods presented are unaudited. The December 31, 2019 balance sheet included herein was derived from the audited financial statements but does not include all disclosures or notes required by GAAP for complete financial statements.

Reclassifications

Certain reclassifications to other assets have been made to prior year amounts for consistency and comparability with the current year’s financial statements presentation. These reclassifications had no effect on the reported total assets and liabilities.

Amortization expense, which was presented in prior year periods within cost of revenue, sales and marketing, research and development, and general and administrative operating expenses, has been reclassified and is presented as a single separate line item in operating expenses. The Company believes that this presentation more accurately reflects the Company’s cost of revenue and operating expenses. The reclassification had no effect on reported net loss.

Liquidity and Capital Resources

During the years ended December 31, 2019 and 2018, the Company generated negative cash flows from operations of $30,117 and $41,770, respectively, and incurred net losses of $62,078 and $61,104, respectively. In the nine months ended September 30, 2020, the Company generated cash flows from operations of $1,282 and incurred a net loss of $35,490.  As of September 30, 2020, the Company had an accumulated deficit of $267,979. Historically, the Company has satisfied its capital needs with the net proceeds from sales of equity securities, issuances of convertible debt, and the exercise of common stock warrants. In the first nine months of 2020, the Company raised net proceeds of $5,996 through sales of its common stock under an Equity Distribution Agreement dated June 1, 2018 (the “Equity Distribution Agreement”). In the first nine months of 2020, the Company received net proceeds of $2,100 through the exercise of common stock warrants. As of September 30, 2020, the Company’s cash and cash equivalents totaled $54,315.

In April 2020, the Company applied and was approved for unsecured loans under the Paycheck Protection Program (the “PPP”) established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) in the aggregate amount of $6,491. The Company believes that it qualified to apply for and receive the funds pursuant to the provisions of the CARES Act and the guidance in effect at that time. However, in light of (i) revised guidance that was issued by the Small Business Administration subsequent to the Company’s receipt of the PPP Loans, and (ii) the improvement in the Company’s business outlook and access to the capital markets, the Board of Directors of the Company determined to repay the full amount of the PPP Loans. The Company completed the repayment of the PPP Loans in May 2020.

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

Use of Accounting Estimates

The preparation of the accompanying condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the accompanying condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The principal estimates relate to revenue recognition, allowance for doubtful accounts, purchase accounting, impairment of long lived assets, the valuation of stock awards and stock warrants and income taxes.

There has been uncertainty and disruption in the global economy and financial markets due to the COVID-19 pandemic. The Company is not aware of any specific event or circumstance that would require an update to its estimates or assumptions or a revision of the carrying value of its assets or liabilities as of the date of filing of this Quarterly Report on Form 10-Q.

These estimates and assumptions may change as new events occur and additional information is obtained. As a result, actual results could differ materially from these estimates and assumptions.

Remaining Performance Obligations

As of September 30, 2020, the aggregate amount of the transaction prices under the Company’s contracts allocated to the Company’s remaining performance obligations was $3,814, approximately 78% of which the Company expects to recognize as revenue over the next twelve months, and the remainder thereafter. This aggregate amount excludes amounts allocated to remaining performance obligations under contracts that have an original duration of one year or less and variable consideration that is allocated to remaining performance obligations.

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

•

Historically, certain variable consideration was recognized one month in arrears when the amount became known. These revenues are now recognized in the month in which the service is provided based on an estimate of the amount that the Company expects to be entitled to receive for the services. These revenues do not represent a material portion of the Company’s total revenue.

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

NOTE 3. NET LOSS PER SHARE

The following table presents the computation of basic and diluted net loss per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Numerator
Net loss	$(11,013)	$(14,197)	$(35,490)	$(47,194)
Denominator
Weighted-average common shares outstanding	27,606,061	22,382,973	27,180,059	20,936,860
Less: Weighted-average shares subject to repurchase	(12,746)	(37,851)	(17,179)	(54,567)
Denominator for basic and diluted net loss per share	27,593,315	22,345,122	27,162,880	20,882,293
Basic and diluted net loss per share	$(0.40)	$(0.64)	$(1.31)	$(2.26)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Common stock options and restricted stock units	10,022,826	10,079,101	9,954,904	9,837,968
Warrants to purchase common stock	1,592,840	1,297,151	1,521,720	1,297,151
	11,615,666	11,376,252	11,476,624	11,135,119

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

Cash and Cash Equivalents

The Company’s money market funds are categorized as Level 1 within the fair value hierarchy. As of September 30, 2020, the Company’s cash and cash equivalents balances were as follows:

		Gross		Cash and
		Unrealized	Fair	Cash
	Cost	Losses	Value	Equivalents
Cash	$43,289	$—	$43,289	$43,289
Level 1:
Money market funds	11,026	—	11,026	11,026
Total	$54,315	$—	$54,315	$54,315

As of December 31, 2019, the Company’s cash and cash equivalents balances were as follows:

		Gross		Cash and
		Unrealized	Fair	Cash
	Cost	Losses	Value	Equivalents
Cash	$23,710	$—	$23,710	$23,710
Level 1:
Money market funds	20,355	—	20,355	20,355
Total	$44,065	$—	$44,065	$44,065

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

In April 2020, in connection with a consulting agreement between the Company and a consulting firm, the Company issued to such firm a warrant to purchase up to 50,000 shares of the Company’s common stock (the “Compensation Warrant”). The Compensation Warrant was fully vested and exercisable upon issuance, has an exercise price of $3.01 per share and expires on December 31, 2021. The holder is able to redeem the warrant for a number of shares having a value equal to the in-the-money value of the warrant. The fair value of this stock warrant is $59, which was determined using the Black-Scholes option-pricing model and was recorded in general and administrative operating expenses in the nine months ended September 30, 2020. The Company also issued to such firm in connection with the consulting agreement an additional warrant to purchase up to 400,000 shares of the Company’s common stock (the “Performance Warrant” and collectively with the Compensation Warrant, the “2020 Stock Warrants”). The Performance Warrant has an exercise price of $3.01 per share, shall vest and become exercisable in three substantially equal installments of 133,333 shares upon the achievement of specified performance goals and/or a market condition, and expires on December 31, 2023. The market condition has been achieved and, accordingly, the first installment of 133,333 shares underlying the Performance Warrant has vested and is exercisable. The fair value of the installment of the Performance Warrant tied to the market condition is $43, which was determined using a Monte Carlo simulation model and was recorded in general and administrative operating expenses in the nine months ended September 30, 2020. The Company has not recorded any fair value with respect to the remaining installments linked to performance goals, because the achievement of such performance goals is not yet considered probable.

The following table summarizes quantitative information with respect to the significant inputs that were used to value the 2020 Stock Warrants during the nine months ended September 30, 2020:

	Compensation Warrant	Performance Warrant
Volatility	88%	85%
Risk-free rate	0.23%	0.34%
Term	1.7 years	3.7 years

In April 2018, in connection with the advisory agreement between the Company and a financial advisory firm, the Company issued such firm a warrant to purchase up to 20,000 shares of the Company’s common stock (“April 2018 Warrant”). The April 2018 Warrant was fully vested and exercisable upon issuance, has an exercise price of $11.73 per share and expires on April 6, 2023. The Company recorded this stock warrant at its fair value of $207 using the Black-Scholes option-pricing model. The holder is able to redeem the warrant for a number of shares having a value equal to the in-the-money value of the warrant. The April 2018 Warrant was outstanding at September 30, 2020.

NOTE 5. GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

The carrying amount of goodwill was $6,904 as of September 30, 2020 and December 31, 2019.

Intangible Assets

The following table sets forth the Company’s finite-lived intangible assets resulting from business acquisitions and other purchases, which continue to be amortized:

	September 30, 2020				December 31, 2019
	Weighted Average Remaining Useful Life	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	(in years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Software and technology	1.0	$3,582	$(3,061)	$521	$3,582	$(2,171)	$1,411
Licensed technology	1.0	500	(333)	167	500	(208)	292
Developed technology	2.9	9,600	(4,000)	5,600	9,600	(2,560)	7,040
Customer relationships	2.9	9,300	(3,875)	5,425	9,300	(2,480)	6,820
Trademarks and trade names	0.2	100	(93)	7	100	(59)	41
Noncompete agreements	1.8	800	(434)	366	800	(278)	522
Total	2.8	$23,882	$(11,796)	$12,086	$23,882	$(7,756)	$16,126

The following table presents future amortization of the Company’s finite-lived intangible assets at September 30, 2020:

2020 (three months)	$1,342
2021	4,261
2022	3,963
2023	2,520
Total	$12,086

NOTE 6. CONSOLIDATED FINANCIAL STATEMENTS DETAILS

Consolidated Balance Sheets Details

Cash and cash equivalents

As of September 30, 2020 and December 31, 2019, the Company had cash and cash equivalents of $54,315 and $44,065, respectively, including $34,195 and $15,003, respectively, of cash received from advertising clients and content licensees for future payments to vendors.

Accounts Receivable, Net

Accounts receivable consisted of the following:

	As of
	September 30,	December 31,
	2020	2019
Accounts receivable — Advertising	$14,553	$19,184
Accounts receivable — aiWARE SaaS Solutions	2,354	1,269
Accounts receivable — aiWARE Content Licensing and Media Services	668	928
	17,575	21,381
Less: allowance for doubtful accounts	(105)	(29)
Accounts receivable, net	$17,470	$21,352

The amount that the Company invoices and collects from advertising clients includes the cost of the advertisements placed for them with media vendors and the amount of the commission earned by the Company. The average commission earned by the Company is less than 15% of the total amount invoiced and collected from the advertising clients.

Property, Equipment and Improvements, Net

Property, equipment and improvements, net consisted of the following:

	As of
	September 30,	December 31,
	2020	2019
Property and equipment	$2,276	$2,247
Leasehold improvements	2,908	2,876
	5,184	5,123
Less: accumulated depreciation	(2,685)	(1,909)
Property, equipment and improvements, net	$2,499	$3,214

Depreciation expense was $264 and $776 for the three and nine months ended September 30, 2020, respectively. Depreciation expense was $271 and $822 for the three and nine months ended September 30, 2019, respectively.

Accounts Payable

Accounts payable consisted of the following:

	As of
	September 30,	December 31,
	2020	2019
Accounts payable — Advertising	$19,961	$15,697
Accounts payable — Other	1,307	1,317
Total	$21,268	$17,014

Accounts payable – Advertising reflects the amounts due to media vendors for advertisements placed on behalf of the Company’s advertising clients.

Consolidated Statement of Operations and Comprehensive Loss Details

Revenue

Revenue for the periods presented were comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Advertising	$8,764	$6,291	$21,803	$17,847
aiWARE SaaS Solutions	3,351	2,350	9,461	7,781
aiWARE Content Licensing and Media Services	3,603	4,164	9,626	11,572
Total revenue	$15,718	$12,805	$40,890	$37,200

During the three and nine months ended September 30, 2020, the Company made $71,101 and $180,297, respectively, in gross media placements, of which $66,187 and $166,877 respectively, were billed directly to clients. Of the amounts billed directly to clients, $59,058 and $148,668 represented media-related costs netted against billings during the three and nine months ended September 30, 2020, respectively.

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

Disaggregated Revenue

Revenue disaggregated was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Advertising (by service type):
Agency	$7,372	$6,197	$19,393	$17,753
VeriAds	1,392	94	2,410	94
Sub-total	8,764	6,291	21,803	17,847
aiWARE SaaS Solutions (by market):
Media and Entertainment	2,462	2,257	7,686	6,962
Government, Legal and Compliance	537	93	1,172	819
Other Markets	352	-	603	-
Sub-total	3,351	2,350	9,461	7,781
aiWARE Content Licensing and Media Services (by service type):
Content Licensing	3,062	3,571	9,085	10,679
Media Services	541	593	541	893
Sub-total	3,603	4,164	9,626	11,572
Total revenue	$15,718	$12,805	$40,890	$37,200

Other (Expense) Income, Net

Other (expense) income, net for the periods presented was comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Interest income, net	$2	$133	$84	$462
Change in fair value of warrant liability	—	57	(200)	7
Other	(6)	(6)	8	(23)
Other (expense) income, net	$(4)	$184	$(108)	$446

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

As of September 30, 2020, future minimum lease payments were as follows:

2020 (three months)	$655
2021	2,242
2022	1,884
2023	1,685
2024	1,730
Total minimum payments	$8,196

The total rent expense for all operating leases was $748 and $2,265 for the three and nine months ended September 30, 2020, respectively. The total rent expense for all operating leases was $755 and $2,235 for the three and nine months ended September 30, 2019, respectively.

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

NOTE 8. STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock Issuances

In June 2018, the Company entered into an Equity Distribution Agreement with JMP Securities as sales agent, pursuant to which it may offer and sell, from time to time, through JMP Securities, shares of its common stock having an aggregate offering price of up to $50,000.  During the nine months ended September 30, 2020 and 2019, the Company issued an aggregate of 1,491,317 and 2,772,600 of shares of its common stock, respectively, which were sold pursuant to the Equity Distribution Agreement. During the nine months ended September 30, 2020 and 2019, the Company received net proceeds from such sales of $5,996 and $17,531 after deducting expenses of $281 and $601, respectively.

During the nine months ended September 30, 2020, the Company issued a total of 154,311 shares of its common stock upon the exercise of warrants for an aggregate exercise price of $2,100.

On September 6, 2018, the Company acquired all of the outstanding capital stock of Machine Box, Inc. (“Machine Box”). The purchase consideration for the acquisition was comprised of the initial consideration paid at closing and additional contingent amounts that were payable if Machine Box achieved certain technical development and integration milestones within 12 months after the closing of the acquisition, and 80% of such consideration was payable by issuance of shares of the Company’s common stock to the former stockholders of Machine Box. During the nine months ended September 30, 2019, the Company determined that Machine Box had achieved the technical development and integration milestones required to be completed during such period and, as a result, the former Machine Box stockholders became entitled to receive an aggregate of 394,604 shares of the Company’s common stock, valued at $2,389 based on the closing price of the Company’s common stock on the respective milestone dates, of which an aggregate of 315,687 shares were issued to them, and 78,917 shares were held back from issuance by the Company to secure certain indemnification and other obligations of the former stockholders.

During the three months ended September 30, 2020, the Company issued an aggregate of 105,898 shares of common stock to the former stockholders of Machine Box, representing all of the shares previously held back from issuance by the Company with respect to the initial consideration and the additional contingent consideration.

On August 21, 2018, the Company acquired all of the outstanding capital stock of S Media Limited (d/b/a Performance Bridge Media) (“Performance Bridge”). The purchase consideration for the acquisition was comprised of the initial consideration paid at closing and additional earnout consideration that was payable if Performance Bridge achieved certain revenue milestones for its 2018 fiscal year, and 80% of such consideration was payable by issuance of shares of the Company’s common stock to the former stockholder of Performance Bridge. The initial consideration was subject to adjustment based on a final calculation of Performance Bridge’s net assets at closing, which was completed in the first quarter of 2019 and resulted in the issuance to the former stockholder of Performance Bridge an additional 6,482 shares of common stock valued at $34 based on the closing price of the Company’s common stock on January 25, 2019, which was the date both parties agreed upon the final calculation. In March 2019, the Company determined that the additional earnout consideration had been earned and the former stockholder of Performance Bridge became entitled to receive 574,231 shares of the Company’s common stock, valued at $3,026 based on the closing price of the Company’s common stock on March 28, 2019, which were paid and issued to the former stockholder of Performance Bridge in the second quarter of 2019.

During the nine months ended September 30, 2020 and 2019, the Company issued an aggregate of 297,490 shares of its common stock and 230,979 shares of its common stock, respectively, in connection with the exercise of stock options, issuance and forfeiture of restricted stock awards and vesting of restricted stock units under its stock incentive plans and purchases under its Employee Stock Purchase Plan (the “ESPP”).

Common Stock Warrants

During the nine months ended September 30, 2020, the Company issued to a consulting firm warrants to purchase up to an aggregate of 450,000 shares of its common stock. As of September 30, 2020 and December 31, 2019, the Company had outstanding warrants to purchase an aggregate of 1,592,840 and 1,297,151 shares of the Company’s common stock, respectively.

NOTE 9. STOCK PLANS

Modifications to Performance-Based Stock Options

In August 2020, the disinterested members of the Board of Directors of the Company adopted certain amendments (the “Amendments”) to the Company’s 2018 Performance-Based Stock Incentive Plan (the “2018 Plan”), the stock option award agreements entered into pursuant to the 2018 Plan, and certain stock option award agreements entered into pursuant to the Company’s 2017 Stock Incentive Plan (the “2017 Plan”) on substantially the same terms as the stock option award agreements entered into pursuant to the 2018 Plan (collectively, the “Performance Awards”).  Such Amendments were approved by the Company’s stockholders at the Company’s annual meeting of stockholders held on July 24, 2020.  The Amendments include (i) amendment of the stock price milestones applicable to the Performance Awards, and (ii) reduction of the exercise prices of the Performance Awards held by the Company’s Chief Executive Officer and the Company’s President, which resulted in a modification of the Performance Awards.

The Company values the Performance Awards using a Monte Carlo simulation model. A fair value per share and a derived service period is determined for each of the three equal tranches of each Performance Award. The Company determined the fair values and the new derived service periods of the modified awards as of the date of modification and the fair values of the original awards immediately before the modification.  The amount of incremental compensation expense resulting from the modification of each award is equal to the excess of the fair value of the modified award on the date of modification over the fair value of the original award immediately before the modification. The total incremental compensation expense resulting from the modification of the Performance Awards for approximately 215 employees is $3,011.

The assumptions used in the Monte Carlo simulation model for computing the fair values of the Performance Awards on the modification date and immediately before the modification are set forth in the table below:

Amendment date stock price	$8.83
Expected volatility	80%
Risk-free interest rate	0.6%
Expected dividend yield	—%
Cost of equity	12%

Stock-Based Compensation

During the nine months ended September 30, 2020, the Company granted options to purchase an aggregate of 610,000 shares of its common stock that are subject to time-based vesting conditions.

The Company valued these stock options using the Black-Scholes Merton option pricing model. The following assumptions were used to compute the grant date fair values of the stock options granted during the nine months ended September 30, 2020:

Expected term (in years)	6.0 - 6.1
Expected volatility	68% - 82%
Risk-free interest rate	0.4% - 1.2%
Expected dividend yield	—

The assumptions used in calculating the fair values of purchase rights granted under the ESPP during the nine months ended September 30, 2020 are set forth in the table below:

Expected term (in years)	0.5 - 2.0
Expected volatility	65% - 130%
Risk-free interest rate	0.1% - 1.5%
Expected dividend yield	—

The Company’s stock-based compensation expense recognized for the periods presented was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Stock-based compensation expense by type of award:
Restricted stock units	$2,308	$251	$3,203	$748
Restricted stock awards	43	47	152	303
Machine Box contingent common stock issuances	(37)	28	(37)	1,255
Performance-based stock options	1,996	2,000	5,917	5,956
Stock options	644	2,329	4,099	7,389
Employee stock purchase plan	157	109	364	398
Total	$5,111	$4,764	$13,698	$16,049

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Stock-based compensation expense by operating expense grouping:
Sales and marketing	$278	$281	$654	$795
Research and development	172	334	593	2,318
General and administrative	4,661	4,149	12,451	12,936
	$5,111	$4,764	$13,698	$16,049

Equity Award Activity

Restricted Stock Awards

The Company’s restricted stock award activity for the nine months ended September 30, 2020 was as follows:

		Weighted
		Average Grant
	Shares	Date Fair Value
Unvested at December 31, 2019	22,813	$7.50
Granted	5,310	$2.98
Vested	(17,960)	$6.16
Unvested at September 30, 2020	10,163	$7.50

At September 30, 2020, total unrecognized compensation cost related to restricted stock was $14, which is expected to be recognized over a weighted average period of 0.1 year.

Restricted Stock Units

The Company’s restricted stock unit activity for the nine months ended September 30, 2020 was as follows:

		Weighted
		Average Grant
	Shares	Date Fair Value
Unvested at December 31, 2019	142,145	$6.71
Granted	835,157	$10.20
Forfeited	(5,500)	$8.81
Vested	(116,295)	$6.84
Unvested at September 30, 2020	855,507	$10.09

At September 30, 2020, total unrecognized compensation cost related to restricted stock units was $5,641, which is expected to be recognized over a weighted average period of 0.7 year.

Performance-Based Stock Options

The activity during the nine months ended September 30, 2020 related to stock options that are subject to performance-based vesting conditions tied to the future achievement of stock price goals by the Company was as follows:

		Weighted-Average
			Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at December 31, 2019	4,484,739	$16.68
Forfeited	(298,956)	$5.65
Outstanding at September 30, 2020	4,185,783	$10.45	7.8 years	$3,507
Exercisable at September 30, 2020	—	$—	—	$—

The weighted average grant date fair values of the performance-based stock options granted during the nine months ended September 30, 2019 was $2.55 per share. No performance-based stock options were granted during the nine months ended September 30, 2020 and no performance-based stock options vested during the nine months ended September 30, 2020 and 2019. At September 30, 2020, total unrecognized compensation expense related to performance-based stock options was $18,092 and is expected to be recognized over a weighted average period of 2.0 years.

Stock Options

The activity during the nine months ended September 30, 2020 related to all other stock options was as follows:

		Weighted-Average
			Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at December 31, 2019	5,196,778	$13.09
Granted	610,000	$3.88
Exercised	(59,488)	$2.89
Forfeited	(163,634)	$8.37
Expired	(158,176)	$14.57
Outstanding at September 30, 2020	5,425,480	$12.27	7.1 years	$6,614
Exercisable at September 30, 2020	4,211,378	$13.81	6.7 years	$2,376

The weighted average grant date fair value of stock options granted during the nine months ended September 30, 2020 and 2019 was $2.46 and $3.65 per share, respectively. The aggregate intrinsic value of the options exercised during the nine months ended September 30, 2020 and 2019 was $484 and $183, respectively. The total grant date fair value of stock options vested during the nine months ended September 30, 2020 and 2019 was $4,659 and $8,056, respectively. At September 30, 2020, total unrecognized compensation expense related to stock options was $4,744 and is expected to be recognized over a weighted average period of 2.3 years.

The aggregate intrinsic values in the tables above represent the difference between the fair market value of the Company’s common stock and the average option exercise price of in-the-money options, multiplied by the number of such options.

Employee Stock Purchase Plan

During the nine months ended September 30, 2020, a total of 126,550 shares of common stock were purchased under the Company’s ESPP. As of September 30, 2020, accrued employee contributions for future purchases under the ESPP totaled $72.

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

The following is a discussion and analysis of certain factors that have affected our results of operations and financial condition during the periods included in the accompanying condensed consolidated financial statements. In this discussion, we refer to our media advertising agency and our VeriAds Network as our advertising services, our content licensing and live events services as our aiWARE content licensing and media services, and our aiWARE platform and digital content management offerings as our aiWARE SaaS solutions.

Impact of the Coronavirus (“COVID-19”) Pandemic

The COVID-19 outbreak emerged in late 2019 and was declared a global pandemic by the World Health Organization in March 2020.  The COVID-19 pandemic, and the actions being taken by governments worldwide to mitigate the public health consequences of the pandemic, significantly impacted the global economy. Beginning in March 2020, we began to experience fluctuations in demand for certain services, namely our aiWARE content licensing and media services, a significant amount of revenue from which is typically driven by major live sporting events, which were cancelled or postponed in the United States due to COVID-19. While many major sporting events have resumed, it is still uncertain as to whether and to what extent collegiate sports and professional sports leagues will be able to navigate through COVID-19 health concerns and hold their respective seasons. Future cancellations of live sporting events would further reduce demand for our services, and could have a material adverse impact on our revenue generated from our aiWARE content licensing and media services in future quarters.

The pandemic has affected and may continue to affect some of our customers, which may further reduce the demand and/or delay purchase decisions for our products and services, and may additionally impact the creditworthiness of customers.  We have assessed the potential credit deterioration of our customers due to changes in the macroeconomic environment and have determined that no additional allowance for doubtful accounts was necessary due to credit deterioration as of September 30, 2020.

The extent to which the COVID-19 pandemic and the related macroeconomic conditions may continue to affect our financial condition or results of operations is uncertain. While we did not experience decreases in revenue from our advertising services and aiWARE SaaS solutions in the first nine months of 2020 compared with the same period in 2019, the severity and duration of the pandemic and the resulting macroeconomic conditions are difficult to predict, and our revenue and operating results may be adversely impacted in future periods.  The extent of the impact on our operational and financial performance will depend on various factors, including the duration and spread of the outbreak; advances in testing, treatment and prevention; the impact of government measures to contain the virus; and related government stimulus actions. Due to the nature of our business, the effect of the COVID-19 pandemic may not be fully reflected in its results of operations until future periods. The most significant risks to our business and results of operations arising from the COVID-19 pandemic are discussed in Part II, Item 1A (Risk Factors) of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

In response to the COVID-19 pandemic, we have taken actions to control expenses, including temporarily discontinuing non-essential services and instituting controls on travel, entertainment and other expenses. We will continue to evaluate further cost-cutting measures and whether improved efficiencies can be obtained in our workforce. In addition, in compliance with government mandates, we have temporarily closed our offices and initiated a work from home policy.

Non-GAAP Financial Measure

In evaluating our cash flows and financial performance, we use a measure of Non-GAAP net loss, the results for which measure are presented below for the three and nine months ended September 30, 2020. The items excluded from Non-GAAP net loss, as well as a breakdown of GAAP net loss, non-GAAP net income (loss) and these excluded items between our core operations and corporate, are detailed in the reconciliation below.

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

In addition, we have provided additional supplemental non-GAAP measures of gross profit, operating expenses, loss from operations, other income (expense), net, and loss before income taxes, excluding the items excluded from non-GAAP net loss as noted above, and reconciling such non-GAAP measures to the applicable GAAP measures.

We present this supplemental non-GAAP financial information because management believes such information to be important supplemental measures of performance that are commonly used by securities analysts, investors and other interested parties in the evaluation of companies in its industry, and believes that such measures, and the breakdown between our core operations and corporate, provide a useful comparison of our current period financial results to our historical and future financial results. Management also uses this information internally for forecasting and budgeting. These non-GAAP measures may not be indicative of our historical operating results or predictive of potential future results. Investors should not consider this supplemental non-GAAP financial information in isolation or as a substitute for analysis of our results as reported in accordance with GAAP.

(in thousands)	Three Months Ended September 30,
	2020			2019
	Core Operations(1)	Corporate(2)	Total	Core Operations(1)	Corporate(2)	Total
Reconciliation of Net Loss to Non-GAAP Net Income (Loss):
Net loss	$(1,670)	$(9,343)	$(11,013)	$(6,024)	$(8,173)	$(14,197)
Provision for (benefit from) income taxes	—	36	36	—	(1,815)	(1,815)
Depreciation and amortization	1,480	130	1,610	1,346	276	1,622
Stock-based compensation expense	627	4,484	5,111	678	4,058	4,736
Change in fair value of warrant liability	—	—	—	—	(57)	(57)
Machine Box contingent payments	—	—	—	160	—	160
Machine Box earn-out fair value adjustment	—	—	—	(79)	—	(79)
Non-GAAP Net Income (Loss)	$437	$(4,693)	$(4,256)	$(3,919)	$(5,711)	$(9,630)

(in thousands)	Nine Months Ended September 30,
	2020			2019
	Core Operations(1)	Corporate(2)	Total	Core Operations(1)	Corporate(2)	Total
Reconciliation of Net Loss to Non-GAAP Net Loss:
Net loss	$(7,819)	$(27,671)	$(35,490)	$(19,246)	$(27,948)	$(47,194)
Provision for (benefit from) income taxes	—	41	41	—	(1,799)	(1,799)
Depreciation and amortization	4,190	626	4,816	3,499	843	4,342
Stock-based compensation expense	1,716	11,982	13,698	2,132	12,662	14,794
Change in fair value of warrant liability	—	200	200	—	(7)	(7)
Warrant expense	—	102	102	—	—	—
Gain on sale of asset	—	(56)	(56)	—	—	—
Interest expense	—	9	9	—	—	—
Machine Box contingent payments	—	—	—	1,609	—	1,609
Machine Box earn-out fair value adjustment	—	—	—	(9)	—	(9)
Performance Bridge earn-out fair value adjustment	—	—	—	139	—	139
Non-GAAP Net Loss	$(1,913)	$(14,767)	$(16,680)	$(11,876)	$(16,249)	$(28,125)

(1)Core operations consists of the Company’s aiWARE operating platform of software, SaaS and related services; content, licensing and advertising agency services; and their supporting operations, including direct costs of sales as well as operating expenses for sales, marketing and product development and certain general and administrative costs dedicated to these operations.

(2)Corporate consists of general and administrative functions such as executive, finance, legal, people operations, fixed overhead expenses (including facilities and information technology expenses), other income (expenses) and taxes, and other expenses that support the entire company, including public company driven costs.

The following table sets forth a reconciliation of Non-GAAP to GAAP financial information for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
GAAP gross profit	$11,165	$8,609	$29,324	$25,475

GAAP sales and marketing expenses	5,255	6,081	15,116	17,921
Stock-based compensation expense	(278)	(281)	(654)	(795)
Non-GAAP sales and marketing expenses	4,977	5,800	14,462	17,126

GAAP research and development expenses	3,587	5,473	10,673	18,250
Stock-based compensation expense	(172)	(307)	(593)	(1,063)
Machine Box contingent payments	—	(81)	—	(1,600)
Non-GAAP research and development expenses	3,415	5,085	10,080	15,587

GAAP general and administrative expenses	11,950	11,899	34,836	35,228
Depreciation	(264)	(270)	(776)	(827)
Stock-based compensation expense	(4,661)	(4,148)	(12,451)	(12,936)
Issuance of warrants	—	—	(102)	—
Performance Bridge earn-out fair value adjustment	—	—	—	(139)
Non-GAAP general and administrative expenses	7,025	7,481	21,507	21,326

GAAP amortization	(1,346)	(1,352)	(4,040)	(3,515)

GAAP loss from operations	(10,973)	(16,196)	(35,341)	(49,439)
Total non-GAAP adjustments (1)	6,721	6,439	18,616	20,875
Non-GAAP loss from operations	(4,252)	(9,757)	(16,725)	(28,564)

GAAP other (expense) income, net	(4)	184	(108)	446
Change in fair value of warrant liability	—	(57)	200	(7)
Interest expense	—	—	9	—
Gain on sale of asset	—	—	(56)	—
Non-GAAP other (expense) income, net	(4)	127	45	439

GAAP loss before income taxes	(10,977)	(16,012)	(35,449)	(48,993)
Total non-GAAP adjustments (1)	6,721	6,382	18,769	20,868
Non-GAAP loss before income taxes	(4,256)	(9,630)	(16,680)	(28,125)

GAAP income tax provision (benefit)	36	(1,815)	41	(1,799)

GAAP net loss	(11,013)	(14,197)	(35,490)	(47,194)
Total non-GAAP adjustments (1)	6,757	4,567	18,810	19,069
Non-GAAP net loss	$(4,256)	$(9,630)	$(16,680)	$(28,125)

Shares used in computing non-GAAP basic and diluted net loss per share	27,593	22,345	27,163	20,882
Non-GAAP basic and diluted net loss per share	$(0.15)	$(0.43)	$(0.61)	$(1.35)

(1) Adjustments are comprised of the adjustments to GAAP gross profit, sales and marketing expenses, research and development expenses and general and administrative expenses and other (expense) income, net (where applicable) listed above.

Key Performance Indicators

We track key performance indicators (“KPIs”) for our advertising services and our aiWARE SaaS solutions. We evaluate the KPIs that are most relevant to our business periodically, and beginning in the first quarter of 2020, we made changes to the KPIs that we track.

The KPIs for our advertising services include: (i) average gross billings per active agency client, and (ii) revenue. The key performance indicators for our aiWARE SaaS solutions include: (i) total accounts on the platform, (ii) new bookings, (iii) total contract value of new bookings, and (iv) revenue.

In the tables below, the ‘revenue during quarter’ amounts for the periods in 2019 reflect amounts reported using the revenue recognition guidance of Topic 605, Revenue Recognition, and the ‘revenue during the quarter’ amounts for the periods in 2020 reflect amounts reported using the revenue guidance in Topic 606, Revenue from Contracts with Customers, following our adoption of Topic 606. For additional information about our revenue recognition accounting policies, see Recently Adopted Accounting Pronouncements in Note 2 to the Notes to the Condensed Consolidated Financial Statements including in this Quarterly Report on Form 10-Q.

Advertising KPI Results

The following table sets forth the results for each of the KPIs for our advertising services.

	Quarter Ended
	Mar 31,	Jun 30,	Sept 30,	Dec 31,	Mar 31,	Jun 30,	Sept 30,
	2019	2019	2019	2019	2020	2020	2020
Average gross billings per active agency client (in 000's)(1)	$469	$488	$490	$511	$533	$614	$625
Revenue during quarter (in 000's)	$5,714	$5,842	$6,197	$6,517	$5,881	$6,140	$7,372

(1)	For each quarter, reflects the average gross quarterly billings per agency client over the twelve month period through the end of such quarter for agency clients that are active during such quarter.

We have experienced and may continue to experience volatility in revenue from our agency services due to a number of factors, including: (i) the timing of new large client wins; (ii) loss of clients who choose to replace our services by bringing their advertising placement in-house; (iii) clients who experience reductions in their advertising budgets due to issues with their own businesses; (iv) losses of clients who change providers from time to time based largely on pricing; and (v) the seasonality of the campaigns for certain large clients. We have historically generated a significant portion of our revenue from a few major clients. As we continue to grow and diversify our client base, we expect that our dependency on a limited number of large clients will be minimized.

aiWARE SaaS Solutions KPI Results

The following table sets forth the results for each of the KPIs for our aiWARE SaaS solutions.

	Quarter Ended
	Mar 31,	Jun 30,	Sept 30,	Dec 31,	Mar 31,	Jun 30,	Sept 30,
	2019	2019	2019	2019	2020	2020	2020
Total accounts on platform at quarter end	911	941	980	1,069	1,587	1,753	1,791
New bookings received during quarter (in 000's)(1)	$1,316	$1,351	$1,384	$2,522	$1,397	$2,319	$2,083
Total contract value of new bookings received during quarter (in 000’s)(2)	$2,092	$1,351	$1,724	$12,872	$2,312	$2,502	$2,469
Revenue during quarter (in 000's)	$2,754	$2,677	$2,350	$2,872	$3,108	$3,002	$3,351

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

As we grow our business for our aiWARE SaaS solutions, we expect that our KPI results will be impacted in different ways based on our customer profiles and the nature of their use of our aiWARE SaaS solutions in certain target markets.  For example, in the government, legal and compliance markets, use of our aiWARE SaaS solutions is often project-based and, accordingly, in a given period, we may experience significant fluctuations in revenue without any significant change in total accounts or new bookings.  The timing of large contract renewals and the variable versus fixed fee nature of certain contracts will impact the amount of new bookings and the total contract value of new bookings from quarter to quarter. As such, our results for different KPIs may fluctuate significantly within the same period, and the result for a particular KPI in one period may not be indicative of the results that we will achieve for that KPI in future periods.

Results of Operations

The following table sets forth items from our condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2020 and 2019, presented as a percentage of revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue (exclusive of amortization shown separately below)	29.0	32.8	28.3	31.5
Gross profit	71.0	67.2	71.7	68.5
Operating expenses:
Sales and marketing	33.4	47.5	37.0	48.2
Research and development	22.8	42.7	26.1	49.1
General and administrative	76.0	92.9	85.2	94.7
Amortization	8.7	10.6	9.9	9.3
Total operating expenses	140.8	193.7	158.2	201.4
Loss from operations	(69.8)	(126.4)	(86.5)	(132.9)
Other (expense) income, net	(0.0)	1.4	(0.3)	1.2
Loss before provision for income taxes	(69.8)	(125.0)	(86.8)	(131.7)
Provision for (benefit from) income taxes	0.2	(14.2)	—	(4.8)
Net loss	(70.0)	(110.8)	(86.8)	(126.9)

Three and Nine Months Ended September 30, 2020 Compared with Three and Nine Months Ended September 30, 2019

Revenue

	Three Months Ended				Nine Months Ended
(dollars in thousands)	September 30,				September 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Advertising	$8,764	$6,291	$2,473	39.3%	$21,803	$17,847	$3,956	22.2%
aiWARE SaaS Solutions	3,351	2,350	1,001	42.6%	9,461	7,781	1,680	21.6%
aiWARE Content Licensing and Media Services	3,603	4,164	(561)	(13.5)%	9,626	11,572	(1,946)	(16.8)%
Revenue	$15,718	$12,805	$2,913	22.7%	$40,890	$37,200	$3,690	10%

The increases in advertising revenue in the third quarter and first nine months of 2020 compared with the corresponding prior year periods were due primarily to revenue generated from our VeriAds Network, which we launched in late 2019. Revenue from our VeriAds Network totaled $1.4 million and $2.4 million for the three and nine months ended September 30, 2020, respectively, compared with $0.1 million for both the three and nine months ended September 30, 2019.

aiWARE SaaS solutions revenue increased in the three and nine months ended September 30, 2020 compared with the corresponding prior year periods due primarily to initial revenue received from a customer in the energy market, the addition of new customers and expanded services to some existing customers in the media and entertainment market, and revenue received under a subcontract for a U.S. Air Force project.

aiWARE content licensing and media services revenue decreased in the three months ended September 30, 2020 compared with the corresponding prior year period due to content licensed for a large project in the 2019 period, which did not recur in the 2020 period. Revenue from our aiWARE content licensing and media services, a significant portion of which is typically driven by major sporting events and production of entertainment content, was negatively impacted in the first nine months of 2020 compared with the prior year period due to the cancellation or postponement of substantially all major sporting events from March 2020 through July 2020 and the curtailment of entertainment content production as a result of the COVID-19 pandemic.

Revenue from our advertising services is impacted by the timing of particular advertising campaigns of our major clients, in many cases due to the seasonal nature of their advertising activities. Our aiWARE SaaS solutions revenue from customers in certain markets, particularly in the government, legal and compliance markets, is often project-based and is impacted by the timing of projects. Revenue from our aiWARE content licensing and media services is impacted by the timing of major sporting events throughout the year. As such, in general, we expect that our revenue from these services and markets may fluctuate significantly from period to period. In addition, we anticipate that our revenues in future periods could be impacted by the macroeconomic conditions resulting from the COVID-19 pandemic, as discussed in more detail above.

Cost of Revenue; Gross Profit and Gross Margin

	Three Months Ended				Nine Months Ended
(dollars in thousands)	September 30,				September 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Cost of revenue	$4,553	$4,196	$357	8.5%	$11,566	$11,725	$(159)	(1.4)%
Gross profit	11,165	8,609	2,556	29.7%	29,324	25,475	3,849	15.1%
Gross margin	71%	67%			72%	68%

The increases in gross margins in the three and nine months ended September 30, 2020 compared with the corresponding prior year periods resulted primarily from decreases in platform costs in both periods year over year.

Operating Expenses

	Three Months Ended				Nine Months Ended
(dollars in thousands)	September 30,				September 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Sales and marketing	$5,255	$6,081	(826)	(13.6)%	$15,116	$17,921	$(2,805)	(15.7)%
Research and development	3,587	5,473	(1,886)	(34.5)%	10,673	18,250	(7,577)	(41.5)%
General and administrative	11,950	11,899	51	0.4%	34,836	35,228	(392)	(1.1)%
Amortization expense	1,346	1,352	(6)	(0.4)%	4,040	3,515	525	14.9%
Total operating expenses	$22,138	$24,805	$(2,667)	(10.8)%	$64,665	$74,914	$(10,249)	(13.7)%

We intend to continue to invest in the development of our AI capabilities and enhancement of our aiWARE SaaS solutions and services, and in our sales and marketing efforts in order to drive greater awareness of our offerings, gain new customers and grow our business. However, we plan to manage our operating expenses prudently, particularly in light of the current uncertainties arising from the COVID-19 pandemic. Over the past year, we have gained operational efficiencies, implemented computing cost reductions, and completed enhancements to our aiWARE operating system that have improved our computing efficiency. We believe that these initiatives and our ongoing cost management efforts will continue to support our growth strategy while reducing our expenses and improving our financial performance.

Sales and Marketing. The decreases in sales and marketing expenses in the three and nine months ended September 30, 2020 compared with the corresponding prior year periods were due primarily to decreases in personnel-related costs resulting from our focused spending reductions and a decrease in spending on travel, entertainment and trade shows. As a percentage of revenue, sales and marketing expenses improved to 33% and 37% in the three and nine months ended September 30, 2020, respectively, from 47% and 48% in the corresponding prior year periods.

Research and Development. The decreases in research and development expenses in the three and nine months ended September 30, 2020 compared with the corresponding prior year periods were due primarily to decreases in personnel-related costs resulting from our focused spending reductions. The decrease for the nine months ended September 30,2020 was also due to the expense for contingent payments totaling $1.6 million that were made to the former stockholders of Machine Box in the first nine months of 2019, which did not recur in the current year period, and to a decrease in platform and cognitive processing related costs. As a percentage of revenue, research and development expenses improved to 23% and 26% in the three and nine months ended September 30, 2020, respectively, from 43% and 49% in the corresponding prior year periods.

General and Administrative. General and administrative expenses in the three and nine months ended September 30, 2020 remained at approximately the same levels compared with the corresponding prior year periods. As a percentage of revenue, general and administrative expenses improved to 76% and 85% in the three and nine months ended September 30, 2020, respectively, from 93% and 95% in the corresponding prior year periods.

Amortization Expense. Amortization expense increased in the nine months ended September 30, 2020 due to a full year of amortization in 2020 of customer relationships associated with 2018 acquisitions, compared with only eleven months of amortization recorded in 2019 after finalizing the determination of useful lives.

Other (Expense) Income, Net

For the nine months ended September 30, 2020, other expense, net was comprised primarily of warrant expense of $0.2 million. For the three and nine months ended September 30, 2019, other income, net was comprised primarily of interest income on investments in money market funds, which totaled $0.1 million and $0.5 million, respectively.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents, which totaled $54.3 million as of September 30, 2020 and $44.1 million as of December 31, 2019. The increase in our cash and cash equivalents in the nine months ended September 30, 2020 was due primarily to the increase in cash collected from advertising clients of $19.2 million, $6.5 million in proceeds from common stock offerings and $2.1 million in proceeds from the exercise of stock warrants, which offset our Non-GAAP net loss of $16.7 million.

Cash Flows

A summary of cash flows from our operating, investing and financing activities is shown in the table below.

	Nine Months Ended
(in thousands)	September 30,
	2020	2019
Cash provided by (used in) operating activities	$1,282	$(18,428)
Cash (used in) provided by investing activities	(5)	11,972
Cash provided by financing activities	8,973	18,024
Net increase in cash, cash equivalents and restricted cash	$10,250	$11,568

Operating Activities

Our operating activities provided cash of $1.3 million in the nine months ended September 30, 2020, due primarily to the net increase of $19.2 million of cash received from advertising clients for future payments to vendors, offset in part by the effect of our net loss of $35.5 million, adjusted by $18.8 million in non-cash expenses, including $13.7 million in stock-based compensation expense.  Our business strategy includes decreasing operational costs while investing in the development of our AI capabilities and enhancement of our aiWARE SaaS solutions and services to grow our business and future revenue. We gauge the amount of cash utilized in these efforts using the Non-GAAP net loss measure, as presented under the heading “Non-GAAP Financial Measure” above. Our use of cash as measured by Non-GAAP net loss decreased to $16.7 million for the nine months ended September 30, 2020 from $28.1 million for the nine months ended September 30, 2019, due primarily to the initiatives that we commenced in the fourth quarter of 2019 to decrease our operating costs, including headcount reductions and enhancements to our software architecture, which have resulted in lower cloud computing costs, and to increases in our revenues.

Our operating activities used cash of $18.4 million in the nine months ended September 30, 2019, due primarily to our net loss of $47.2 million, adjusted by $18.6 million in non-cash expenses, including $16.0 million in stock-based compensation expense, and an increase of $7.2 million of cash received from advertising clients for future payments to vendors.

Investing Activities

Our investing activities consisted of minimal amounts received from the sale of equipment and used for capital expenditures in the nine months ended September 30, 2020.

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

Financing Activities

Our financing activities provided cash of $9.0 million in the nine months ended September 30, 2020. Net cash provided by financing activities consisted of $6.5 million in net proceeds received from our sales of common stock, $2.1 million in proceeds received from the exercise of stock warrants and $0.4 million received from the exercise of stock options and purchases of shares under our ESPP. Proceeds received from loans under the Paycheck Protection Program in April 2020 were repaid in full in May 2020.

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

As of September 30, 2020, we had no outstanding debt obligations.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q due to the material weakness that was previously reported in our Annual Report on Form 10-K for the year ended December 31, 2019, related to the accounting for advertising revenue. We have initiated certain measures to remediate this material weakness, including fully documenting our processes, training our personnel and monitoring our controls, related to advertising revenue; however, it had not been remediated as of September 30, 2020. Notwithstanding the foregoing, our management has concluded that our condensed consolidated financial statements for the periods covered by and included in this Quarterly Report are prepared in accordance with GAAP and fairly present, in all material respects, our financial position, results of operations and cash flows for each of the periods presented herein.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

On September 8, 2020, we issued a total of 105,898 shares of our common stock to the former stockholders of Machine Box.  Such shares were previously held back from issuance to secure certain indemnification and other obligations of the former stockholders in connection with our acquisition of Machine Box.

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

10.1

Amendment No. 1 to Veritone, Inc. 2018 Performance-Based Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2020).

10.2

Amended and Restated CEO Award Agreement between the Company and Chad Steelberg dated effective as of August 27, 2020 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2020).

10.3

Amended and Restated President Award Agreement between the Company and Ryan Steelberg dated effective as of August 27, 2020 (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2020).

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1*	Certifications pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, has been formatted in Inline XBRL.

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

Veritone, Inc.

November 9, 2020	By	/s/ Chad Steelberg
Chad Steelberg
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

November 9, 2020	By	/s/ Michael L. Zemetra
Michael L. Zemetra
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)