Form 10-K
period 2020-12-31
Veritone, Inc.
filed 2021-03-05
CIK 1615165

to

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-38093

Veritone, Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-1161641
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1515 Arapahoe St., Tower 3, Suite 400, Denver, Colorado	80202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (888) 507-1737

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, Par Value $0.001 per share	VERI	The NASDAQ Stock Market LLC

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $337.9 million, calculated based upon the closing price of the registrant’s common stock as reported by the NASDAQ Global Market on such date.

As of February 28, 2021, 32,299,008 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information that is required to be included in Part III of this Annual Report on Form 10-K is incorporated by reference to the definitive proxy statement to be filed by the registrant within 120 days of December 31, 2020. Only those portions of the definitive proxy statement that are specifically incorporated by reference herein shall constitute a part of this Annual Report on Form 10-K.

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

SUMMARY OF RISK FACTORS

Below is a summary of certain material factors that could harm our business, operating results and/or financial condition, impair our future prospects, and/or cause the price of our common stock to decline. Please refer to the additional discussion of the risks summarized below in Item 1A (Risk Factors) of Part I of this Annual Report on Form 10-K, which should be carefully considered, together with other information in this Annual Report on Form 10-K and in our other filings with the SEC, before making an investment decision regarding our common stock.

Risks Related to the Early Stage of Development of Our Business and Our Financial Condition

•	Our efforts to expand our aiWARE SaaS business may not be successful.
•	The market for AI-based software applications is new and unproven and may decline or experience limited growth, and concerns over the use of AI may hinder the adoption of AI technologies.
•	We expect to require additional capital to support our business, and this capital might not be available on acceptable terms, if at all.
•	Our quarterly results may fluctuate significantly and period-to-period comparisons of our results may not be meaningful.
•	We have had a history of losses and we may not be able to achieve or sustain profitability.
•	Failure to manage our growth effectively could increase our expenses, decrease our revenue and prevent us from implementing our business strategy.
•

We intend to continue to pursue the acquisition of other companies, businesses or technologies, which could be expensive, divert our management’s attention, fail to achieve the expected benefits and/or expose us to other risks or difficulties.

•	We plan to expand our international operations, which exposes us to significant risks.
•	Our business has been affected by the COVID-19 pandemic, and the continuing impacts of COVID-19 in the future are highly unpredictable.

Risks Related to the Development and Operation of Our aiWARE Platform

•	We may not be able to enhance our products or introduce new products that achieve market acceptance and keep pace with technological developments.
•

Our competitors, partners or others may acquire third party technologies used in our platform, which could result in them blocking us from using the technology in our platform, or these third party technology providers may otherwise terminate their relationships with us.

•	We rely on third parties to develop AI models for our platform and in some cases to integrate them with our platform.
•	We may not be able to develop a strong brand for our platform or increase market awareness of our company and our platform.
•	We may experience interruptions or performance problems associated with our technology and infrastructure, or that of our third party service providers.
•	The security of our platform, networks or computer systems may be breached, resulting in unauthorized access to our customer data.

Risks Related to Target Markets, Competition and Customers

•	The success of our business depends on our ability to expand into new vertical markets and attract new customers in a cost-effective manner.
•	Recent and proposed laws regarding the use of facial recognition technology could adversely impact the demand for certain of our products.
•	We may not be able to compete effectively in providing our aiWARE SaaS solutions.

•	We currently generate significant revenue from a limited number of key customers, and we may lose one or more of these key customers.
•	Our sales efforts related to our aiWARE SaaS solutions involve considerable time and expense, and our sales cycle is often long and unpredictable.
•	We may not be able to remain competitive in providing our advertising services, and we may lose key advertising clients.
•	Acquiring and retaining advertising clients depends on our ability to avoid and manage conflicts of interest arising from other client relationships and attracting and retaining key personnel.

Risks Related to Intellectual Property

•

We face risks arising from our digital content licensing services, including potential liability resulting from claims by third parties for infringement or violation of copyrights, publicity or other rights, as well as indemnification claims by rights holders and customers.

•	We may be sued by third parties for alleged infringement of their proprietary rights.
•	We could incur substantial costs in protecting or defending our intellectual property rights, and may not be able to protect our intellectual property.
•	Our use of open source software could negatively affect our ability to sell our products and subject us to possible litigation.

Risks Related to Human Capital Management

•	We depend on our executive officers and other key employees, and we may lose one or more of these employees.
•	We may not be able to hire, retain and motivate qualified personnel in the key areas in which we require highly skilled employees, such as engineering, sales and marketing.

Risks Related to Regulatory Compliance

•	Data protection and privacy laws and regulations could require us to make changes to our business, impose additional costs on us and reduce the demand for our software solutions.
•	We could be subject to liability for historical and future sales, use and similar taxes.

Risks Related to the Ownership of Our Securities and Our Public Company Operations

•	Our common stock price has been extremely volatile and could continue to fluctuate widely in price, which could result in substantial losses for investors.
•

If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.

•

We are an “emerging growth company” and a “smaller reporting company” under the U.S. federal securities laws, and the reduced reporting requirements applicable to emerging growth companies and smaller reporting companies could make our common stock less attractive to investors.

•	We expect to incur increased costs as a public company, including costs relating to compliance with the Sarbanes-Oxley Act and other regulations, in the future.
•	We do not currently expect to pay any cash dividends.
•	Our anti-takeover provisions could prevent or delay a change in control of our company, even if such change in control would be beneficial to our stockholders.
•

Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.

PART I

Item 1. Business.

Overview

Veritone, Inc. (collectively with our subsidiaries, referred to as “Veritone,” “Company,” “we,” “our,” and “us”) is a provider of artificial intelligence (“AI”) computing solutions. We are driven by the belief that AI is key to building a safer, more vibrant, transparent and empowered society.  Our mission is to be an active contributor to making the world better through AI.

Today, over 80% of new data created worldwide is unstructured, which is increasing at an annual growth rate of 30-60% per year, according to Gartner (2020 Strategic Roadmap for Storage, July 1, 2020). This creates significant challenges for companies and governments across the globe – specifically, how to create systematic solutions to address the ever-increasing volume of unstructured data.  Whether it is a local police department trying to rapidly solve crimes through analysis of video evidence, a media company searching years of television archives for specific images and video content, or the U.S. military trying to analyze huge volumes of satellite and other aerial images, we believe AI is the only efficient solution to these complex challenges.

To address the ever-growing challenges surrounding unstructured data, we developed aiWARE™, our proprietary AI operating system.  aiWARE orchestrates machine learning algorithms, or AI models, together with a suite of powerful applications, to reveal valuable insights from vast amounts of structured and unstructured data. Our multi-faceted aiWARE platform offers capabilities that mimic human cognitive functions such as perception, prediction, problem solving and optimization, enabling users to quickly, efficiently and cost effectively transform unstructured data into structured data, and analyze and optimize data to drive business processes and insights.

aiWARE is based on an open architecture that enables new AI models, applications and workflows to be added quickly and efficiently, resulting in a future proof, scalable and evolving solution that can be easily leveraged by organizations in a broad range of industries that capture or use audio, video and other unstructured data, together with structured data, such as the media and entertainment, government, legal and compliance, energy and other vertical markets, driving down the cost, complexity and time to develop, deploy and distribute AI-enabled applications in their operations. Our aiWARE platform is offered primarily through a software-as-a-service (“SaaS”) delivery model and can be deployed in a number of environments and configurations to meet customers’ needs.

We believe the opportunity to create a sustainable and growing business around AI and AI-enabled solutions is large and growing significantly.  According to Omdia (Artificial Intelligence Software Market Forecast, 2020), the AI market today is expected to grow at a compounded annual growth rate (CAGR) of 35%, to reach $100.0 billion in 2025.  We believe that our current solutions address opportunities in intelligent process automation, machine learning operations and AI platform and developer tools, which markets are expected to total approximately $34.5 billion by 2025.

Sources:

1. IDC, Worldwide Capture Software Market Shares, 2018: Focus on Intelligent Process Automation (July 2019)

2. Cognilytica, ML Model Management and Operations 2020 (March 3, 2020)

3. Markets and Markets, AI Platform Market Trends, Growth, Size and Share - 2022 (November 2017)

In particular, we believe that there are tremendous near and long term opportunities to grow our business in the government and energy markets.  According to Bloomberg Government (BGOV) (Fiscal 2021 Government Contracting Playbook, 2020), the U.S. Government is preparing to invest more than $6 billion in AI-related research and development projects in fiscal 2021. The U.S. General Services Administration’s Artificial Intelligence Center of Excellence and the U.S. Department of Defense’s Joint Artificial Intelligence Center have been created to speed the adoption of AI technologies by civilian and defense agencies, respectively, and the U.S. Departments of Energy and Veterans Affairs have opened their own AI research offices. Meanwhile, federal contract spending on AI is on pace to grow by almost 50%, according to BGOV projections, reaching $3.0 billion in fiscal 2021.  In the energy market, according to Frost and Sullivan (Growth Opportunities from Decarbonization in the Global Power Market, 2019-2030), it is estimated that $3.4 trillion will be invested in renewable energy over the next 10 years.  We believe that the applicability of our AI solutions will extend beyond utilities and across the global $1.5 trillion electric energy market (inspirecleanenergy.com, Understanding the Energy Market, March 2017), including improved optimization to reduce energy production lost, which we have estimated to be over $21 billion in the U.S. annually over the last 10 years based on data published by the U.S. Energy Information Administration (Frequently Asked Questions, https://www.eia.gov/tools/faqs/index.php).

We have expanded and enhanced our aiWARE SaaS solutions and services through acquisitions of complementary businesses and technologies.  Through our acquisition of Wazee Digital, Inc. (“Wazee Digital”) in 2018, we added to our offerings digital asset management solutions and digital content licensing services.  We have integrated the cognitive functionality of aiWARE with these Wazee Digital solutions and services, which allows us to provide our customers with unique capabilities to more effectively monetize and enrich their content.  In 2017, we acquired the advanced data analytics software and related intellectual property assets of Atigeo Corporation, including its cooperative distributed inferencing (“CDI”) technology that is based on Hamiltonian models and other proprietary algorithms, adding proprietary AI-based forecasting, optimization and intelligent control capabilities to our growing body of technology and intellectual property in data science.  We have developed solutions utilizing our CDI technology to address a number of use cases, particularly in the energy market, and we have integrated these solutions with aiWARE to deploy, integrate and operate them for customers.  We plan to continue to selectively pursue acquisitions and strategic investments in businesses and technologies that strengthen our business, enhance our AI capabilities and/or expand our market presence in our core vertical markets or in new markets.

Leveraging our AI media solutions, we also operate a full service advertising agency, which we expanded in 2018 through our acquisition of S Media Limited, doing business as Performance Bridge Media (“Performance Bridge”), a leading podcast advertising agency, becoming one of the world’s largest full service performance-based audio advertising agencies.  Our services include media planning and strategy, advertisement buying and placement, campaign messaging, clearance verification and attribution, and custom analytics.  Our advertising business utilizes our aiWARE platform to help our clients improve their advertising placements and maximize the return on their advertising spending using real-time ad verification and analytics, which we believe gives us a competitive advantage over other traditional advertising agencies.

In late 2019, we launched our VeriAdsTM Network, which enables broadcasters, podcasters and social media influencers to generate incremental advertising revenue from premium advertisers looking to expand their audience reach through new unique ad units and influencers.  The VeriAds Network leverages our aiWARE platform to programmatically manage clearance and verification of ads and to analyze programming content to identify new contextually relevant advertising opportunities.

aiWARE SaaS Solutions

aiWARE Overview

Our innovative aiWARE operating system intelligently orchestrates an ecosystem of top performing AI models within a single software solution to process volumes of information that far exceed human cognitive capabilities. Our proprietary technology enables users to run comprehensive, multivariate cognitive queries, predictions, correlations and analyses in near real-time using AI models across multiple categories, such as transcription, face recognition and object recognition, creating integrated and refined outputs, which can also be analyzed in conjunction with structured data, allowing for even deeper insights. Our suite of general and industry-specific applications enables users to leverage the power of aiWARE to perform key processes far more efficiently and with greater scalability than their existing manual processes.

aiWARE OPERATING SYSTEM FOR AI

Veritone Application Suite
3rd Party & Custom
API
Application Layer
Integration Layer
AUTOMATE STUDIO
DEVELOPER APIs
Metadata Storage Layer
TEMPORAL ELASTIC DATABASE - TED™
Orchestration Layer
CONTROLLER
Cognition Layer
ANCHOR COGNITIVE ENGINES
TEXT
VISION
SPEECH
DATA
BIOMETRICS
TRANSFORMATION
AUDIO
Data Ingestion Layer
ADAPTERS
Veritone Developer Ecosystem

Our aiWARE platform encompasses the following:

•

Ingestion.  We have built a scalable, source and type agnostic ingestion process that utilizes adapters, which are lightweight, pluggable software modules based on docker microservices, to capture a wide range of unstructured data, such as audio files, video files, images and documents, as well as structured data, such as public and private databases, from wherever they reside, to ingest them into our platform and normalize them for further processing, correlation and analytics. The open architecture of our solution also enables external developers to write these adapters to extend the platform to be able to ingest data of any type and from any source for their particular use cases.

•

Orchestration and Cognitive Processing. Source data ingested into our platform can be processed through one or more AI models, which extract from and/or add useful metadata to structured and unstructured data. Our platform includes an innovative, open AI ecosystem that currently incorporates hundreds of AI models across over 20 different cognitive capabilities from multiple third-party vendors, including Amazon, Google, IBM and Microsoft, among others, as well as our own proprietary AI models, which use advanced algorithms to perform a variety of cognitive processes, including transcription, language translation, face detection, face recognition, object detection, object recognition, logo recognition, sentiment analysis, text keyword/topic analysis, audio/video fingerprinting, geolocation, visual moderation and optical character recognition, among others.  Our open architecture allows us and third-party developers to easily integrate additional AI models within our platform, which makes our solution readily scalable for a broad range of processes and vertical markets. We have developed our proprietary ConductorTM technology to analyze data and intelligently orchestrate cognitive processing in our platform. This technology allows us to orchestrate the correlation of data from multiple structured and unstructured data sources, together with the cognitive processing outputs from different cognitive classes, to improve the performance of the data analysis process, enabling users to achieve higher accuracy and/or derive more robust intelligence from their data.

•

Proprietary Indexing and Storage.  The results of processed data are indexed and stored in a scalable, time-correlated temporal elastic database within aiWARE. This intelligent data lake gives us the unique ability to synthesize various disparate cognitive results in a cohesive, time-based format, and to dissect and analyze this information, producing a multi-dimensional index for ease of search, discovery and analytics, allowing users to access multivariate intelligence previously unattainable from their data. Our architecture leverages several commercial, open source, distributed and non-relational databases with proven scalability and performance characteristics.

•

Integration.  Through our self-service development environment, developers, including end customers, system integrators and application developers, can access our application programming interfaces (“APIs”) and developer tools, including Automate Studio, to rapidly build, integrate, deploy and operate AI models and AI-powered workflows and applications on aiWARE to satisfy specific use cases.  Automate Studio is our low-code workflow designer that provides an intuitive drag-and-drop user interface to allow users to easily create intelligent workflows that leverage aiWARE’s scalable, event-driven architecture and ecosystem of AI models, to design and operationalize AI-powered business processes at scale, without the need for in-depth coding skills or AI expertise.  In addition, we recently integrated aiWARE with Alteryx, Inc.’s analytic process automation platform.  Our AI tools are available for download by Alteryx users, allowing users to access and run our AI models within Alteryx and blend both structured data and unstructured data, including video, images, audio, sensor data, and text, to generate rapid AI-enabled analytics for greater insights and more informed decision making.

•

Applications and Cognitive Analytics. We have developed a suite of core applications and several industry targeted applications, which are discussed in more detail below, to facilitate the use of our platform and enable users to unlock actionable insights from their diverse datasets.  As noted above, the modular structure of our aiWARE platform enables rapid development and deployment of applications that are relevant to the specific needs of different markets.  This allows us and third parties to quickly and easily build and deploy new applications on top of our aiWARE architecture or integrate existing applications with aiWARE.

Our aiWARE platform is available through multiple deployment models that can be configured to meet each customer’s specific requirements.  These deployment models include fully cloud-based options hosted by us in Amazon Web Services (“AWS”) and Microsoft Azure (“Azure”) commercial and secure government cloud environments; on-premises options, which allow users to utilize aiWARE’s cognitive processing and certain other capabilities in their controlled environment; and hybrid cloud/on-premises options, which give users of our on-premises capabilities the option to also connect to our services in the cloud, either to provision additional services to run within their controlled environment, or to use our additional cloud-based services to process data, search and analyze the results.  We currently hold an Authority to Operate (“ATO”) under the Federal Risk and Authorization Management Program (“FedRAMP”) for our AWS secure government cloud platform to support government customers.

We have made significant enhancements to our operating system’s architecture, which have resulted in greater portability and operating efficiency of the platform.  Our current architecture gives us the flexibility to deploy many of aiWARE’s capabilities in virtually any environment, including select arm64 architectures, with improved scalability and reliability. We are continuing to enhance the portability of aiWARE in order to provide substantially all of the features and functionality of the platform within any environment to meet customers’ needs.

Core Applications

We have developed a suite of core applications that comprise the base level services of our platform.  These core applications can be used independently for numerous use cases and also serve as a foundation for other applications that we and third parties have developed, or may develop in the future, to address specific customer use cases within our key markets.

aiWARE’s core applications include:

•

CMS.  Content Management System (“CMS”) enables our users to ingest, process and search their data. The CMS application provides a common workflow for adding data sources through ingestion adapters. Cognitive workflows can be assigned to data sources, allowing the automated and customized processing of data from each distinct source. Once data has been ingested into the CMS system, it can be managed, reviewed, edited and further processed by AI models.

•

Discovery and Collections. Discovery allows users to create and execute direct searches against AI model outputs, through either predefined queries called Watchlists or ad-hoc searches. Users are able to take several actions on search results, such as viewing and downloading the media snippet, editing the AI model metadata, verifying content in the search results and sharing the search results and associated media clips individually or as part of a Collection. A Collection of search results can be titled and described, then shared externally, via email, link or embedded widget.

•

Library. Library enables users to create libraries of reference training data such as known faces, objects, or audio files. AI models can then be trained against specific private or public libraries to facilitate specialized AI model processing to maximize accuracy.

•

Automate Studio.  As discussed above, Automate Studio is our low-code workflow designer that enables users to easily create and deploy intelligent workflows that leverage aiWARE’s capabilities, without the need for in-depth coding skills or AI expertise.

Solutions for Key Target Markets

As the volume of data being created and collected continues to explode, we believe that AI technology will play an increasingly larger role in solving some of the world’s most complicated challenges.  We have identified numerous ways in which our aiWARE platform and related AI technology may be used to extract valuable insights from large volumes of data to solve real-world problems across a broad range of markets.  Today, we are focused on the needs of our customers in the media and entertainment, government, legal and compliance, and energy markets, and we have developed several applications and services addressing specific customer use cases within these target markets.  We intend to leverage the capabilities that we have developed for these key markets to expand into other markets in the future.

Media and Entertainment Market

We have developed solutions to address the needs of leading media companies, including national radio and television broadcasters, major studios, networks and sports organizations.  These customers are leveraging our AI technologies to unlock value from their content, drive revenue, enhance post-production and media archive retrieval workflows, and gain operational efficiencies in their businesses.  Some of the world’s largest and most recognizable media and entertainment companies rely on these solutions to store, manage, search, discover, analyze, distribute and monetize petabytes of content.

Applications used by our customers in the media and entertainment market include:

•

aiWARE Essentials.  aiWARE Essentials is a bundled offering of our core applications, CMS, Discovery and Collections.  Utilizing aiWARE Essentials, media broadcasters are able to ingest their live and archived media into aiWARE and run an array of AI models on the media to identify keywords, faces, logos and objects, enriching the content with additional metadata to allow it to be quickly and easily searched, analyzed, curated and shared in near real-time. Our Discovery application includes advanced analytics features that allow users to customize their analytics dashboards and reports and generate live interactive charts with robust filtering capabilities. aiWARE Essentials transforms the way these media broadcasters conduct their business by implementing AI-powered applications in their ad tracking and verification workflows, enabling them to provide advertisers with near real-time ad verification and integrated audience analytics.

•

Attribute.  Attribute is an AI-powered media attribution application that tracks the efficacy of advertising in broadcast radio and television. The application delivers customer behavior impact analytics from pre-recorded, native and organic mentions, enabling broadcasters to analyze the effect of an advertiser’s advertising placements. The application systematically verifies advertisements and mentions in broadcasts and correlates them with the advertiser’s website data, and displays the correlated information in a media attribution dashboard. Attribute empowers broadcasters to demonstrate an advertiser’s campaign effectiveness and reveal data-driven insights for optimization of ad placements to drive greater customer return on investment, helping to drive increases in customer advertising spending.

•

Digital Media Hub.  Digital Media Hub is a cloud-native, AI-enabled media management solution through which rights holders can ingest, manage and organize their content and offer global access to their content to key stakeholders, including news media and corporate partners, in a secure, permission-based cloud environment. Digital Media Hub offers intelligent search and discovery capabilities and robust reporting tools, which allow users to access content quickly, and allow rights holders to track downloads and understand what content is most important to users.  The solution leverages the power of aiWARE’s AI capabilities to automatically enrich the metadata of content through preconfigured workflows that route ingested assets for cognitive processing, such as transcription, facial recognition or logo recognition processing, to make content discoverable and unlock its value.  Rights holders can customize the look and feel of Digital Media Hub to represent their own brands and configure their customer-branded portals for media asset purchases.

Customers in the media and entertainment market can also access our aiWARE cognitive capabilities through our open architecture and robust APIs.  For example, aiWARE can be easily integrated with content owners’ digital asset management systems, enhancing these systems with AI-enabled search capabilities and workflows.  In addition, podcast publishers can integrate aiWARE with their distribution platforms to programmatically transcribe and tag audio streams with topical, descriptive and time-correlated keyword metadata prior to publishing, allowing for advanced contextual ad targeting at scale.

Government, Legal and Compliance Markets

We have developed AI-powered solutions to address the needs of customers in the government, legal and compliance markets, including law enforcement and other government agencies, legal and judicial professionals, and companies and regulatory bodies in highly regulated industries.  Law enforcement and other government agencies accumulate large amounts of unstructured audio and video data on a daily basis, including from police body cameras, police car recorders, interview room cameras, 911 audio tapes and surveillance cameras. Historically, in most cases, investigators have had to review audio and video data manually in separately siloed systems, a task that consumes huge amounts of time and delays investigations. In addition, public agencies are required to provide certain information, including in many cases audio and video files, in response to requests from the public.  Recently, statutes in several states have broadened the scope of information required to be disclosed and have shortened the time periods in which such disclosures must be made, and the volume of public information requests received by agencies has increased significantly.  Reviewing video footage to identify and authenticate the appropriate footage to be disclosed, and to redact facial images and other sensitive information from the footage prior to disclosure, have historically been time-consuming and largely manual processes. Today, law enforcement and other government agencies can leverage our aiWARE platform and applications to organize, review, analyze and gain insight from their various data sources to greatly enhance their investigative workflows and to support their public disclosure requirements.

Within the legal market, our AI technologies support eDiscovery, the process of identifying, collecting and producing electronically stored information (“ESI”), where audio and video content analysis is playing an increasingly important role in civil litigation and criminal proceedings. Historically, the eDiscovery process has been focused primarily on text-based documents such as emails, and audio and video files have often been excluded from production requirements due to the high cost and complexity involved in automatically identifying relevant keywords, phrases or other details contained therein. Today, legal and judicial professionals must deal with escalating volumes of audio and video content resulting from recorded telephone calls, voice mails, video recordings and other sources in meeting eDiscovery requirements, including statutory requirements that have expanded the types of evidence that must be produced in a case, including electronically created or stored information, and accelerated production timeframes.  Our aiWARE platform’s applications and cognitive capabilities enable users to quickly search and analyze large volumes of audio files, video files, text-based documents and other ESI to identify particular words, phrases, faces, objects and voices, and to redact sensitive information prior to production, greatly increasing the speed, reducing the cost, and improving the results of discovery processes.

Applications used by our customers in the government, legal and compliance markets include:

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

The open architecture of aiWARE, together with our robust developer tools such as Automate Studio, allows us and third parties to easily integrate aiWARE with third party software and platforms, enabling customers in the government, legal and compliance markets to leverage the AI capabilities of aiWARE within existing systems to enhance their business processes. For example, we have integrated our aiWARE platform with Relativity and other industry leading eDiscovery software platforms, enabling users to leverage our AI capabilities, including speech-to-text transcription, translation and object detection processing, within these review platforms as part of their eDiscovery efforts.  We have completed, or are currently in the process of completing, a number of technology integrations with other third party solutions including public records management systems, data analytics and visualization platforms, and geospatial exploitation and analysis software.

We have also identified a need of customers in a broad range of industries, such as the financial services, insurance, healthcare and other highly-regulated industries, to utilize AI technology to increase the effectiveness and efficiency of their compliance efforts.  We plan to continue to expand the capabilities of our aiWARE platform to support these compliance workflows.

Energy Market

AI is revolutionizing the way the world produces, transmits, and consumes energy. Leveraging our patented CDI technology, we have developed a suite of solutions that enable customers in the energy market, including utility companies, equipment providers, battery providers and independent energy aggregators, to optimize and synchronize the energy grid, using predictive AI to make clean energy more predictable, efficient, safe, reliable, and cost effective. Our energy solutions power next generation smart grids by continuously collecting and synthesizing large amounts of data, empowering utilities to predict optimal energy supply mix and pricing to meet grid demand and ensure grid reliability and resiliency.

Our patented AI-based energy solutions for predictive real-time control management and adaptation of smart grids consist of three subsystems:

•	Forecaster. Forecaster is a distributed forecaster that generates predictions of the state of the smart grid devices, as well as of power generation output, demand and pricing.
•

Optimizer. Optimizer is a real-time CDI agent that learns, optimizes and tunes models of smart grid components, generates desired behavior directions and provides synchronization of smart grid components.

•	Controller. Controller is a bank of edge controllers that implements the desired behavior as a function of the predictive state of the smart grid.

Our Arbitrage solution brings these subsystems together to deliver predictive energy buy, sell and dispatch capabilities.

We also offer Simulator, which incorporates advanced modeling techniques with high-performance algorithms to deliver the latest in end-use load modeling technology.  Simulator couples power flow calculations with distribution automation models, building energy use and appliance demand models and market models. Energy operators can use Simulator to verify and validate new control strategies, equipment, procedures and sequences, or to investigate optimization and energy savings opportunities.

All of our energy solutions are built on aiWARE, which we utilize to deploy, integrate and operate these solutions for customers.

aiWARE Content Licensing and Media Services

We offer digital content licensing services, through which we manage and license content on behalf of leading rights holders to end users in the film, television, sports, and advertising industries.  Content is licensed either through our own Commerce web portal, customer-branded web portals or other licensing arrangements.  Our Commerce web portal represents iconic archives from major brands and independent suppliers, and licensees rely on Commerce to acquire broadcast-quality digital assets for their productions, including films, documentaries and major advertising campaigns.  We utilize aiWARE’s cognitive capabilities to enable richer and more efficient searching of content in our Commerce and customer-branded web portals, allowing users to quickly find and acquire content for their projects.

Advertising

Media Agency Services

We operate a full service media advertising agency through our wholly owned subsidiary, Veritone One, Inc.  Veritone One is one of the world’s largest full service performance-based audio advertising agencies, specializing in host-endorsed and influencer advertising.  Our services include media planning and strategy, media buying and placement, campaign messaging, clearance verification and attribution, and custom analytics.

We leverage our aiWARE platform to help our advertising clients improve their media placements and maximize the return on their advertising spending using real-time ad verification and media analytics, which we believe gives us a competitive advantage over other advertising agencies. Using our platform, we can manage, deliver, optimize, verify and quantify native and spot-based advertising campaigns and content distribution for our clients across multiple channels, including broadcast and satellite radio, streaming audio, podcasting, broadcast and cable television, and digital video services such as YouTube.

In 2020, we placed approximately $257.8 million in media advertising for our advertising clients, which included 1-800 flowers.com, Inc., Audible, Inc., DraftKings, Inc., Express VPN International, Ltd., HelloFresh, LinkedIn Corporation, Raycon Global, Inc., SimpliSafe, Inc., Uber Technologies, Inc., and many others.

VeriAds Network

Our VeriAdsTM Network is comprised of three programs that enable radio and television broadcasters, podcasters and social media influencers to generate incremental advertising revenue from premium advertisers, and enable these advertisers to expand their audience reach through unique ad units and new influencer avenues:

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

Sales and Marketing

aiWARE SaaS Solutions

We conduct sales and marketing activities related to our aiWARE SaaS solutions through a combination of our direct sales force and indirect channel partners such as value-added resellers (“VARs”), distributors, system integrators, managed services providers and referral partners.  Our direct sales organization is comprised of teams of business development managers, account executives and sales managers, who are supported by sales development representatives, sales engineers, solutions architects and other inside sales personnel. These sales teams are generally organized based on their specialized knowledge and expertise within each of our target markets. Our sales team collaborates closely with our product marketing, management and development teams to evaluate and develop solutions to address the needs of customers.

We have also established, and we intend to continue to expand, an indirect sales channel comprised of VARs, distributors and referral partners. We have entered into agreements with channel partners located in the United States and internationally. These agreements generally provide the channel partners with discounts below our standard prices, have terms of one year which automatically renew on an annual basis, and are generally terminable by either party for convenience following a specified notice period. Substantially all of our agreements with channel partners are nonexclusive; however, we allow channel partners to register sales opportunities through our deal registration program, in which case we may grant a channel partner priority to pursue an opportunity for a specified period of time, subject to certain conditions.

aiWARE Content Licensing Services

We conduct sales and marketing activities relating to our digital content licensing services business through our direct sales representatives, who identify, develop and manage our relationships with strategic customers in the advertising, entertainment/documentary and network broadcasting industries. We maintain our Commerce web portal, where stock content and select libraries can be licensed and downloaded directly, but the majority of our business is driven through high-value libraries that require an approval process in order to gain access. We also cross-sell additional Veritone products and services, including media management and aiWARE, to our content licensor partners.

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

Customers

We market and sell our aiWARE SaaS solutions to customers primarily in the media and entertainment, government, legal and compliance, and energy markets. No single customer accounted for 10% or more of our consolidated net revenues in 2020.

During 2020, ten customers accounted for approximately 53% of the total revenues from our aiWARE SaaS solutions, of which seven customers in the media and entertainment market accounted for approximately 36%, two customers in the government market accounted for approximately 9%, and one customer in the energy market accounted for approximately 8%, of our total revenues from these solutions.  As we continue to grow our revenues from our aiWARE SaaS solutions across our markets, we believe that our dependence on any single customer or group of customers will be minimized.

For our advertising services, we target clients that make significant investments in advertising, particularly in native and spot-based advertising campaigns delivered over broadcast radio, satellite audio, streaming audio, podcasting, digital video services and other social media channels. During 2020, ten advertising clients accounted for approximately 58% of the total revenues from our advertising services, with one customer accounting for approximately 15% of the total revenues from these services.  We have continued to grow and diversify our advertising client base over the past few years, which has reduced our dependency on a limited number of large clients.

For our content licensing services, we target customers such as major sports networks, advertising agencies, and film production companies that require high value content for their broadcasts and projects.  During 2020, ten customers accounted for approximately 38% of the total revenues from our content licensing services.

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

Competition

aiWARE SaaS Solutions. The market for AI-enabled solutions is rapidly evolving and highly competitive, with new AI capabilities and solutions introduced by both large established players that target multiple vertical markets or enterprise functions, as well as smaller emerging companies developing point solutions that generally only address a single cognitive category or a specific industry segment.  We believe the following competitive attributes are necessary for us to successfully compete in the AI industry for commercial and government customers for our aiWARE SaaS solutions:

•	Applications to enable our platform to be effectively leveraged for a wide variety of use cases;
•	Ability to seamlessly utilize multiple AI models in the same and different classes;

•	Breadth and depth of cognitive processing and other AI capabilities;
•	Performance of AI models, particularly accuracy and speed;
•	Availability of cloud-based and on-premises deployment models and functionality;
•	Ease of deployment and integration;
•	Platform scalability, reliability and security; and
•	Cost of deploying and using our products.

We believe that we compete favorably on the basis of the factors listed above. We believe that few of our competitors currently compete directly with us across all of our cognitive capabilities and vertical markets, and that none of our competitors currently deploy an AI operating system with an open ecosystem comprised of a comparable number of multiple proprietary and third party AI models that can be accessed by customers from a single integrated platform.

Competitors for our aiWARE SaaS solutions fall into the following primary categories:

•

Infrastructure-based cloud computing vendors offering cognitive processing services via APIs, such as IBM Watson via IBM Cloud, Microsoft Cognitive Services via Azure and Amazon Machine Learning via AWS;

•	Smaller AI-focused vendors offering solutions within a single cognitive category such as facial recognition, object recognition, or natural language processing;
•	Enterprise services and solutions providers that combine their services with technology developed in-house to address specific challenges for organizations, such as Palantir and C3.ai;
•	System integrators that aggregate and integrate solutions from multiple underlying providers of cognitive services for clients, such as Accenture and Deloitte Consulting; and
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

Advertising. Competitors of our advertising services are mainly traditional advertising agencies that are either large full-service agencies or smaller niche agencies with a particular specialization or focus, such as radio media placement or podcast advertising, as well as large consulting firms in the media industry.  We also face competition from clients that have the resources and ability to service their advertising and marketing needs in-house. We believe that we currently are, and will continue to, compete successfully against our competitors on several key factors. We are a leader in endorsed radio and podcast advertising services, and we leverage our platform to provide our clients with innovative technology that we believe provides them with better analytics and insights into their advertising campaigns than our competitors for better advertising performance and optimization.

Content Licensing.  We do not currently face significant competition from third parties for our content licensing services, particularly in North America; however, many rights holders manage the licensing of their content in-house, and rights holders that we currently represent may choose to license their own content directly in the future.  As we expand our content licensing services internationally, we believe that we will face greater competition from third parties, including large global events and talent management companies.  We believe that we may also face more competition in North America in the future, as new representation companies emerge or expand their business in the region.  We believe that our ability to use the cognitive capabilities of aiWARE to enrich and enhance the searchability of content, and to leverage relationships with customers and vendors across our aiWARE SaaS and advertising businesses, gives us a competitive advantage over other representation companies and allows us to achieve greater benefits for rights holders than they can achieve through their own in-house efforts.

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

Research and Development

Our research and development organization is comprised of employees who are responsible for the design, development and testing of our AI and software solutions, including software engineers, quality engineers, data scientists, data engineers, product managers and user experience designers.  Our research and development organization is generally organized in teams, with one team focused on our core aiWARE architecture and capabilities and other teams focused on solutions and applications that address specific use cases in our key markets. We focus our efforts on developing new features and expanding the core technologies that further enhance the usability, functionality, reliability, performance and flexibility of our platform, as well as allow us to operate in new vertical markets.  In addition, we contract with select third-party engineering services to support development and quality assurance testing.  We plan to continue to make significant investments in developing our AI technologies, expanding the functionality and capabilities of our aiWARE platform and related solutions, and building new software capabilities.

Intellectual Property

We rely on a combination of patent, copyright, trademark and trade secret laws in the United States and other jurisdictions, as well as license agreements and other contractual protections, to protect our proprietary technology. We also rely on a number of registered and unregistered trademarks to protect our brand.

As of February 28, 2021, in the United States, we had 27 issued patents, which expire between 2027 and 2039, and had 25 patent applications pending for examination. As of such date, we also had nine issued patents and 23 patent applications pending for examination in foreign jurisdictions (including international PCT applications), all of which are related to our U.S. patents and patent applications. In addition, we have registered, or have applied for registration of, numerous trademarks, including Veritone and aiWARE, in the United States and in several foreign jurisdictions.  We seek to protect our intellectual property rights by implementing a policy that requires our employees and independent contractors involved in development of intellectual property on our behalf to enter into agreements acknowledging that all works or other intellectual property generated or conceived by them on our behalf are our property, and assigning to us any rights, including intellectual property rights, that they may claim or otherwise have in those works or property, to the extent allowable under applicable law.

Regulatory Environment

We are subject to a number of U.S. federal and state and foreign laws and regulations that involve matters central to our business. These laws and regulations involve privacy, data protection, intellectual property, competition, consumer protection and other subjects.

Our customers utilize our aiWARE SaaS solutions and related services to process, analyze and store data, which may contain personal information that is subject to data protection and privacy laws in various jurisdictions.  For example, in providing certain solutions and related services to customers located in Europe, we are deemed to be a data processor under the European Union General Data Protection Regulation (“GDPR”).  The GDPR applies to all companies processing personal data of EU residents, regardless of the company’s location.  As a result, we are obligated to comply with the GDPR in processing personal data on behalf of our customers.  We must also comply with the GDPR (and similar regulations in other jurisdictions such as the United Kingdom) as a data controller with respect to personal data of certain employees and individuals employed or engaged by our current or prospective customers, vendors and service providers, which we receive and process in the course of our business.  We are also required to comply with the California Consumer Privacy Act (“CCPA”) and the regulations implemented thereunder with respect to personal information of California consumers that we collect and process, both directly and indirectly as a service provider to our customers.

Under the GDPR and/or the CCPA, as well as similar data protection regulations implemented in other jurisdictions, including the United Kingdom and in other states within the United States, we are required to maintain appropriate technical and organizational measures to ensure the security and protection of personal data and information, and we must comply (either directly or indirectly in support of our customers’ compliance efforts, as provided for in our contracts with customers) with a number of requirements with respect to individuals whose personal data or information we collect and process, including, among others, notification requirements and requirements to comply with requests from individuals to (i) opt out of collection, processing and/or sale of their data or information, (ii) delete their data or information, and (iii) receive copies of and other information regarding our collection and processing of their data or information.

The California Privacy Rights Act (“CPRA”), which will take effect on January 1, 2023, amends and expands the CCPA to include additional obligations of businesses with respect to collecting, processing and sharing personal information and responding to requests from consumers related to their personal information.  We will be obligated to comply with the CPRA and the regulations to be implemented thereunder commencing in January 2023.

Human Capital Resources

As of February 28, 2021, we had a total of 308 employees, substantially all of which were full-time employees.

We believe that our employees are our greatest assets and our company culture is a critical component of our success.  We strive to create a work environment in which all employees feel a strong sense of community and embody our core values.  We have implemented a number of initiatives to ensure that our employees are engaged and motivated to work hard, and have fun at the same time.  We conduct employee engagement surveys to gauge employee satisfaction, identify areas for improvement and implement positive change in order to evolve and better our company culture.

We strive to hire, develop and retain the top talent in the industry. To attract top talent, we strive to offer competitive salaries, incentives, equity compensation and benefits.  We conduct a regular quarterly talent review process, in which we obtain employee feedback, evaluate performance, and establish goals, objectives and development plans for all employees.  We continuously monitor and evaluate employee turnover to identify and address areas of concern to improve employee retention.

Company Information

We were incorporated as a Delaware corporation on June 13, 2014. Our corporate headquarters are located at 1515 Arapahoe Street, Tower 3, Suite 400, Denver, Colorado 80202. Our telephone number is (888) 507-1737. Our principal website address is www.veritone.com. The information provided on, or accessible through, our website is not a part of this Annual Report on Form 10-K, nor is such information incorporated by reference herein, and such information should not be relied upon in determining whether to make an investment in our common stock.

Available Information

This Annual Report on Form 10-K and our quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act, are available free of charge on the investor relations section of our website at investors.veritone.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We will also provide electronic or paper copies of such reports free of charge, upon request made to our Corporate Secretary at 1515 Arapahoe Street, Tower 3, Suite 400, Denver, Colorado 80202. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

We use our investor relations website as a channel of distribution for important company information, including news and commentary about our business and financial performance, webcasts of our earnings calls and investor events, SEC filings, and corporate governance information, including information regarding our board of directors, our board committee charters and code of ethics. The information provided on, or accessible through, our investor relations website is not a part of this Annual Report on Form 10-K, nor is such information incorporated by reference herein, and such information should not be relied upon in determining whether to make an investment in our common stock.

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

Risks Related to the Early Stage of Development of Our Business and Our Financial Condition

Our efforts to expand our aiWARE SaaS business may not be successful.

In order for us to grow our business and achieve profitability, we must expand our revenue base by entering into licensing agreements with additional customers and expanding our business with existing customers. We may not be able to succeed with respect to these efforts. Many factors may adversely affect our ability to establish a viable and profitable business for our aiWARE platform, including but not limited to:

•	Failure to add market-specific applications to our aiWARE platform with sufficient levels of capability to provide compelling benefits to users in our target vertical markets;
•	Failure to add AI models with sufficient levels of capability or trainability into our platform, difficulties integrating AI models, loss of access to, or increases in the cost of, AI models;

•

Inability to expand the number of AI models in different classes that can operate in a network-isolated manner, which would limit the capabilities of aiWARE available in our FedRAMP environment or under private cloud, on-premises and hybrid deployment models;

•	Difficulties in adding technical capabilities to our platform and ensuring future compatibility of additional third party providers;
•	Failure to articulate the perceived benefits of our solution, or to generate broad customer acceptance of or interest in our solutions;
•	Introduction of competitive offerings by larger, better financed and more well-known companies;
•	Introduction of new products or technologies that have performance and/or cost advantages over our aiWARE platform;

•	Inability to integrate our platform with products of other companies to pursue particular vertical markets, or the failure of such relationships to achieve their anticipated benefits;
•	Long and complex sales cycles, particularly for customers in the government and energy markets; and
•	Challenges in operating our platform on secure government cloud platforms and complying with government security requirements.

If we fail to develop a successful licensing business for our aiWARE platform, or if we are unable to ramp up our operations in a timely manner or at all, our business, results of operations and financial condition will suffer.

The market for AI-based software applications is new and unproven and may decline or experience limited growth, and concerns over the use of AI may hinder the adoption of AI technologies, which would adversely affect our ability to fully realize the potential of our platform.

The market for AI-based software applications is relatively new and evaluating the size and scope of the market is subject to a number of risks and uncertainties. We believe that our future success will depend in large part on the growth of this market. The utilization of our platform by customers is still relatively new, and customers may not recognize the need for, or benefits of, our platform, which may prompt them to cease use of our platform or decide to adopt alternative products and services to satisfy their cognitive computing, search and analytics requirements. Our ability to access and extend our position in the markets that our platform is designed to address depends upon a number of factors, including the cost, performance and perceived value of our platform. Market opportunity estimates are subject to significant uncertainty and are based on assumptions and estimates, including our internal analysis and industry experience. Assessing the market for our solutions is particularly difficult due to a number of factors, including limited available information and rapid evolution of the market.

In addition, as with many developing technologies, AI presents risks and challenges that could hinder its further development, adoption and use in the markets that we serve. AI algorithms may be flawed, datasets may be insufficient or contain biased information, and the results and analyses that our AI solutions assist in producing may be deficient or inaccurate.  Further, use of AI technologies in certain scenarios present ethical concerns. Though our technologies and business practices are designed to mitigate many of these risks, if we enable or offer AI solutions that produce deficient or inaccurate results and analyses, or that are controversial due to human rights, privacy or other social issues, we may experience lower-than-expected demand for our products and services, or competitive, brand or reputational harm.

If the market for AI-based solutions does not experience significant growth, or if demand for our platform does not increase in line with our projections, then our business, results of operations and financial condition will be adversely affected.

We expect to require additional capital to support our business, and this capital might not be available on acceptable terms, if at all.

We intend to continue to make investments to support our business, which will require additional funds. In particular, we expect to seek additional funds to continue to develop and enhance our aiWARE SaaS solutions and services, expand our operations, including our sales and marketing organizations and our presence outside of the United States, improve our infrastructure or acquire complementary businesses, technologies, services, products and other assets. Accordingly, we expect to engage in equity and/or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we may secure in the future could involve debt service obligations and restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth, scale our infrastructure, develop product enhancements and to respond to business challenges could be significantly impaired, and our business, results of operations and financial condition may be adversely affected.

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

Our quarterly results, including the levels of our revenue, our operating expenses and other costs, and our operating margins, may fluctuate significantly in the future, and period-to-period comparisons of our results may not be meaningful. Accordingly, the results of any one period should not be relied upon as an indication of our future performance. In addition, our quarterly results may not fully reflect the underlying performance of our business. Factors that may cause fluctuations in our quarterly results include, but are not limited to:

•	the timing of advertising campaigns with our advertising clients;
•

variations in the timing of revenues from our aiWARE SaaS solutions and related services as a result of factors such as the timing of large projects, the length and complexity of our sales cycles and trends impacting our target vertical markets, and our revenue recognition policies and any changes thereto;

•

variations in the timing of revenues from our content licensing services and our live event services as a result of factors such as timing of major sporting events throughout the year, or the postponement or cancellation of such events, and our revenue recognition policies and any changes thereto;

•	our ability to retain our existing customers, to expand our business with our existing customers, and to attract new customers providing significant revenue opportunities;
•	the timing and level of market acceptance of products introduced by us and our competitors;
•	changes in our pricing policies or those of our competitors;
•	the amount and timing of operating expenses and other costs related to the maintenance and expansion of our business, infrastructure and operations;
•	the amount and timing of operating expenses and other costs associated with marketing and sales efforts to acquire new customers and assessing or entering new vertical markets;
•	the amount and timing of operating expenses and other costs related to the development or acquisition of businesses, services, technologies or intellectual property rights;
•	the timing and impact of security breaches, service outages or other performance problems with our technology infrastructure and software solutions;
•	the timing and costs associated with legal or regulatory actions;
•	changes in the competitive dynamics of our industry, including consolidation among competitors, strategic partners or customers;
•	loss of our executive officers or other key employees;
•	industry conditions and trends that are specific to the vertical markets in which we sell or intend to sell our solutions; and
•	general economic and market conditions.

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

We experienced net losses of $47.9 million, $62.1 million and $61.1 million in fiscal years 2020, 2019 and 2018, respectively. As of December 31, 2020, we had an accumulated deficit of $280.4 million. We may not achieve profitability in the near future or at all. We expect to continue to expend substantial financial and other resources on, among other things:

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

As part of our growth strategy, we plan to expand our operations internationally. We have an office in the United Kingdom, and we expect, in the future, to open offices and hire employees in additional locations outside of the United States in order to reach new customers and gain access to additional technical talent. Operating in international markets requires significant resources and management attention and will subject us to additional regulatory, economic and political risks. Because of our limited experience with international operations as well as developing and managing sales in international markets, our international expansion efforts may not be successful. In addition, we will face risks in doing business internationally that could adversely affect our business, including, but not limited to:

•	the difficulty of managing and staffing international operations and the increased operating, travel, infrastructure and legal compliance costs associated with numerous international locations;
•	the need to establish and manage additional instances of our aiWARE platform in other countries;
•	our ability to effectively price our products in competitive international markets;
•	the need to adapt and localize our products for specific countries and to offer customer support in various languages;
•	difficulties in understanding and complying with U.S. laws, regulations and customs relating to U.S. companies operating in foreign jurisdictions;
•	difficulties in understanding and complying with local laws, regulations and customs in foreign jurisdictions, particularly in the areas of data privacy and personal privacy; and
•	more limited protection for intellectual property rights in some countries.

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

The COVID-19 outbreak emerged in late 2019 and was declared a global pandemic by the World Health Organization in March 2020. Governments around the world have instituted measures in an effort to control the spread of COVID-19, including quarantines, stay at home orders, restrictions on public gatherings and travel, and restrictions and/or closures of schools and non-essential businesses. The extent of these measures has fluctuated over the past year, as certain regions have experienced declines followed by surges in the severity of the outbreak.  The COVID-19 pandemic has had, and will likely continue to have, a severe negative impact on the global economy.  Although countries have begun to roll out vaccinations, many countries are facing challenges in doing so and new variants of COVID-19 have been identified, and it is uncertain how quickly and effectively such vaccinations will help to control the spread of COVID-19.

The effects of the COVID-19 pandemic on our business remain uncertain and difficult to predict, but may include, without limitation, the following, each of which could adversely affect our business, results of operations, financial condition and cash flows:

•

We have experienced, and may continue to experience, reduced demand for certain of our products and services from customers whose businesses have been impacted by the COVID-19 pandemic. For example, beginning in March 2020, we began to experience fluctuations in demand for our aiWARE content licensing and media services due to the cancellation or postponement of major live sporting events in the United States due to COVID-19. While many major sporting events have resumed, future cancellations of live sporting events could have a material adverse impact on our revenue generated from our aiWARE content licensing and media services in future quarters.  In addition, we have experienced, and may continue to experience, delays by certain customers in making purchase decisions for our products and services due to the impact of the COVID-19 pandemic on their businesses, including changes in priorities and/or budget allocations, resulting in longer sales cycles and loss of sales.

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

Risks Related to the Development and Operation of Our aiWARE Platform

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

Our success depends in part on our ability to attract, incorporate and maintain high performing AI models on our platform. If any third party acquires a AI model that is on our platform, they may preclude us from using it as a component of our platform or make it more expensive for us to utilize.  In addition, a third-party AI model provider may terminate its relationship with us, or may otherwise cease to make its AI models available to us. In either case, if that AI model has unique capabilities or a significant performance advantage over other models and we are unable to identify a suitable replacement model, the interruption could cause us to lose customers. It is also possible that a third party acquirer of such technology could offer the AI models and technologies to the public as a free add-on capability, in which case certain of our customers would have less incentive to pay us for the use of our platform. If a key third party technology becomes unavailable to us or is impractical for us to continue to use, the functionality of our platform could be interrupted, and our expenses could increase as we search for an alternative technology. As a result, our business, results of operations and financial condition could be adversely affected through the loss of customers, reputational harm and/or from increased operating costs.

We rely on third parties to develop AI models for our platform and in some cases to integrate them with our platform.

A key element of our platform is the ability to incorporate and integrate AI models developed by multiple third-party vendors, and we plan to continue to increase the number of third-party AI models incorporated into our platform in order to enhance the performance and power of our platform. As we work to add new AI models to our platform, we may encounter difficulties in identifying additional high-quality AI models (particularly high performing, specialized models), entering into agreements for their inclusion in our ecosystem on acceptable terms or at all and/or in coordinating and integrating their technologies into our system. We may incur additional costs to modify and adjust existing functionalities of our platform to accommodate multiple classes of AI models, without the assurance that such costs can be recouped by the additional revenues generated by the new capabilities. As our platform becomes more complex and as we release enhancements to our platform that require changes to AI models, we may not be able to integrate third-party AI models in a seamless or timely manner due to a number of factors, including incompatible software, lack of cooperation from developers, insufficient internal technical resources, platform security constraints, and the inability to secure the necessary licenses or legal authorizations required. In addition, we have established a self-service development environment in which such third party developers integrate their AI models onto our platform, and we will be dependent in part upon their ability to do so effectively and quickly. We may not have full control over the quality and performance of third-party providers, and therefore, any unexpected deficiencies or problems arising from these third-party providers may cause significant interruptions in the operation of our platform. The failure of third party developers to integrate their AI models seamlessly into our platform and/or provide reliable, scalable services may impact the reliability of our platform and harm our reputation and business, results of operations and financial condition.

If we are not able to develop a strong brand for our platform and increase market awareness of our company and our platform, then our business, results of operations and financial condition may be adversely affected.

We believe that the success of our platform will depend in part on our ability to develop a strong brand identity for our “Veritone”, “aiWARE” and other service marks, and to increase the market awareness of our platform and its capabilities. We are still in the early development stage of our business and, as such, our brand is not yet well established.  The successful promotion of our brand will depend largely on our continued marketing efforts and our ability to ensure that our technology provides the expected benefits to our customers. We also believe that it is important for us to be thought leaders in the AI-based cognitive computing market. Our brand promotion and thought leadership activities may not be successful or produce increased revenue. In addition, independent industry analysts often provide reviews of our platform and of competing products and services, which may significantly influence the perception of our platform in the marketplace. If these reviews are negative or not as positive as reviews of our competitors’ products and services, then our brand may be harmed.

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

Interruptions or performance problems associated with our technology and infrastructure, or that of our third party service providers including AWS and Azure, may adversely affect our business and operating results.

Our business success depends in part on the ability of customers to access our aiWARE SaaS solutions at any time and within an acceptable amount of time. We have experienced, and may in the future experience, disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, introductions of new applications and functionality, software errors and defects, capacity constraints due to an increasing number of users accessing our platform or initiating large volumes of processing simultaneously, or security related incidents. In addition, we rely on third parties, including AWS and Azure, for hosting, storage and other critical services required to operate our aiWARE SaaS solutions and, as such, we are vulnerable to service interruptions, delays and outages experienced or caused by these third parties.  Because we also incorporate diverse software and hosted services from many third-party vendors, we may encounter difficulties and delays in integrating and synthesizing these applications and programs, which may cause downtimes or other performance problems. It may become increasingly difficult to maintain and improve the performance of our platform, especially during peak usage times and as our platform becomes more complex and usage increases.

Certain of our customer contracts include service level obligations, including system uptime commitments and/or required response times in the case of technical issues. If our aiWARE SaaS solutions are unavailable or if our users are unable to access them within a reasonable amount of time or at all, we may be in breach of our contractual obligations, we may be required to issue credits or refunds to customers, and/or our customers may be entitled to terminate their contracts with us.

AWS and Azure provide us with hosting, computing and storage services pursuant to agreements that may be cancelled under certain circumstances. If any of our agreements with AWS or Azure is terminated, we could experience interruptions on our platform and in our ability to make our platform available to customers, as well as delays and additional expenses in arranging alternative cloud infrastructure services.

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

The use of our aiWARE platform involves the storage, transmission and processing of our customers’ private data, and this private media may contain confidential and proprietary information, including personal information, of our customers, their employees or third parties. The data processed and stored in our platform by customers in the government market may contain highly sensitive data that is subject to protection under government regulations, and we are obligated to comply with stringent requirements related to the security of such data, such as FedRAMP and Criminal Justice Information Services (“CJIS”) security requirements.

Individuals or entities may attempt to penetrate our network or platform security, or that of our third-party hosting and storage providers, and could gain access to our customers’ data.  In addition, our platform may be subject to computer malware, viruses and computer hacking, fraudulent use attempts and phishing attacks, all of which have become more prevalent in our industry. These malicious activities could result in the destruction, disclosure or misappropriation of proprietary or confidential information of our customers, their employees or third parties, and/or damage to our platform. If any of our customers’ data is accessed, disclosed, modified or destroyed without authorization, it could harm our reputation, those customers or other customers could terminate their agreements with us, or we could be exposed to civil and criminal liability, penalties and fines.

While we have implemented procedures and safeguards that are designed to prevent security breaches and cyber-attacks, they may not be able to protect against all attempts to breach our systems, and we may not become aware in a timely manner of any such security breach. Unauthorized access to or security breaches of our platform, network or computer systems, or those of our technology service providers or third party vendors, could result in the loss of business, reputational damage, regulatory investigations and orders, litigation, indemnity obligations, damages for contract breach, civil and criminal penalties for violation of applicable laws, regulations or contractual obligations, and significant costs, fees and other monetary payments for remediation. If we fail to maintain reliability, security and availability of our platform, or if customers believe that our platform does not provide adequate security for the storage of sensitive information or its transmission over the Internet, we may lose existing customers and we may not be able to attract new customers. If we experience security breaches or cyber-attacks or fail to comply with security requirements related to our secure government cloud environment, we may lose our ability to obtain or maintain a FedRAMP certification, which could result in the loss of business from customers in the government market.  Any of the foregoing could have a material adverse effect on our business, results of operations and financial position.

Risks Related to Target Markets, Competition and Customers

The success of our business depends on our ability to expand into new vertical markets and attract new customers in a cost-effective manner.

In order to grow our business, we plan to drive greater awareness and adoption of our aiWARE platform, applications and services from enterprises across new vertical markets, including the energy, government, and legal and compliance markets. We intend to continue to invest in sales and marketing, as well as in technological development, to meet evolving customer needs in these and other markets. There is no guarantee, however, that we will be successful in gaining new customers in any or all of these markets. We have limited experience in marketing and selling our aiWARE platform, applications and services generally, and in particular in these new markets, which may present unique and unexpected challenges and difficulties. For example, in order for us to offer our aiWARE SaaS solutions to certain government customers, we are required to operate our aiWARE platform in a secure government cloud environment, and in some cases, in a private cloud environment or an on-premises environment, in order to meet these customers’ requirements and to enable them to maintain compliance with applicable regulations that govern the use, storage and transfer of certain government data. However, due to the secure nature of these environments, at this time, not all of the functionalities, features and cognitive processing capabilities of our aiWARE platform are available in these environments, which may limit or reduce the performance and quality of our services. Furthermore, we may incur additional costs to modify our current platform to conform to customers’ or cloud providers’ requirements, and we may not be able to generate sufficient revenue to offset these costs. We are also required to comply with certain regulations required by government customers, such as FedRAMP and CJIS, which require us to incur significant costs, devote management time and modify our current platform and operations. If we are unable to comply with those regulations effectively and in a cost-effective manner, our financial results could be adversely affected.

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

Certain of our SaaS products and services, particularly our IDentify face matching application for law enforcement agencies, utilize facial recognition technology.  Facial recognition technology has recently been the subject of increasing concern and criticism regarding the potential for the technology to misidentify individuals as criminal suspects, and to be used in ways that infringe on individual rights.  In June 2020, legislation was introduced in the U.S. Senate that would ban the use of facial recognition technology by Federal agencies, and would make federal funding for state and local law enforcement contingent on their enactment of similar bans.  In addition, legislation has been introduced in over 15 state legislatures that would ban or restrict the use of the technology by governmental agencies in those jurisdictions, and several U.S. cities, including San Francisco, California, Oakland, California and Somerville, Massachusetts, have already enacted such bans.  In the event that such bans are enacted, potential government customers for our IDentify solution in that jurisdiction would be prohibited from using the technology unless and until the ban is lifted.  If such bans are enacted in a significant number of jurisdictions, it would have a material adverse effect on the market for software solutions that utilize facial recognition technology, including our IDentify solution.

Similarly, data privacy laws have been enacted in a number of jurisdictions and have been introduced in several additional states, which regulate the collection of certain personal information regarding individuals, including their facial images, and the use of such data, including in facial recognition systems.  Such laws may have the effect of limiting the potential demand for our aiWARE platform for non-governmental use cases that utilize facial recognition technology, which could adversely impact our ability to grow our business in those areas.

If we are not able to compete effectively, our business and operating results will be harmed.

While the market for AI-based systems for search and analysis of audio, video and other unstructured data is still in the early stages of development, we face competition from various sources, including large, well-capitalized technology companies such as Google, Microsoft, Amazon and IBM. These competitors may have better brand name recognition, greater financial and engineering resources and larger sales teams than we have. As a result, these competitors may be able to develop and introduce competing solutions and technologies that may have greater capabilities than ours or that are able to achieve greater customer acceptance, and they may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. In addition, we may also compete with smaller competitors, including developers of AI models, who may develop their own solutions that perform similar services as our platform for specific use cases, as well as with systems integrators that aggregate and integrate cognitive solutions from multiple providers for their clients. We expect that competition will increase and intensify as we continue to expand our serviceable markets and the capabilities of our aiWARE platform and services. Increased competition may result in pricing pressures and require us to incur additional sales and marketing expenses, which could negatively impact our sales, profitability and market share.

We currently generate significant revenue from a limited number of key customers and the loss of any of our key customers may harm our business, results of operations and financial results.

Our ten largest customers by revenue accounted for approximately 34%, 24% and 39% of our net revenues in fiscal years 2020, 2019 and 2018, respectively. During 2020, ten customers accounted for approximately 53% of the total revenues from our aiWARE SaaS solutions. In our content licensing business, ten customers accounted for approximately 38% of the total revenues from this business in 2020.  In our advertising business, ten customers accounted for approximately 58% of our total revenues from this business in 2020, with one customer accounting for approximately 15% of the total revenues from these services.

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

Our sales efforts related to our aiWARE SaaS solutions involve considerable time and expense and our sales cycle is often long and unpredictable.

Our results of operations may fluctuate, in part, because of the length and unpredictability of our sales cycle, particularly in the energy market and government, legal and compliance markets. As part of our sales efforts, we invest considerable time and expense evaluating the specific organizational needs of our potential customers and educating these potential customers about the technical capabilities and value of our aiWARE SaaS solutions. Potential customers often require evaluation licenses at no charge or for nominal fees in order to evaluate our solutions before making a purchase decision.  Sales to government customers are also subject to lengthy and complex procurement processes, including technology and security assessments, budget approvals and competitive bidding requirements. Due to these factors, our sales cycle often lasts several months or more for some customers. Our sales efforts typically require a significant investment of human resources expense and time, including efforts by sales engineers, solution architects, product development and senior management, and we may not be successful in making a sale to a potential customer. If our sales efforts to a potential customer do not result in sufficient revenue to justify our investments, our business, financial condition, and results of operations could be adversely affected.

Advertising clients periodically review and change their advertising requirements and relationships. If we are unable to remain competitive or retain key clients, our business, results of operations and financial position may be adversely affected.

The media placement industry is highly competitive, and certain advertising clients periodically put their advertising and marketing business up for competitive review. Clients also review the cost and benefit of servicing all or a portion of their advertising and marketing needs in-house. We have won and lost accounts in the past as a result of these reviews. Because our advertising contracts generally can be cancelled by our clients upon 30 to 90 days’ prior written notice, clients can easily change media providers on short notice without any penalty.  In addition, from time to time, clients cancel media campaigns for their internal business reasons. For example, we received total net revenues from one advertising client of $2.1 million in 2018 compared with only $0.8 million in 2019, and no revenues from this client in 2020, due to a significant reduction in the client’s overall advertising spend resulting from adverse changes in its business. If we are not able to retain key clients, or if any of our key customers significantly reduce their advertising spend, our revenue may be adversely affected, which could have a material and adverse effect on our business, results of operations and financial position.

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

Risks Related to Intellectual Property

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

There has been considerable patent and other intellectual property development activity in the AI industry, which has resulted in litigation based on allegations of infringement or other violations of intellectual property rights. Our future success depends, in part, on not infringing the intellectual property rights of others. In the future, we may receive claims from third parties, including our competitors, alleging that our platform and underlying technology infringe or violate such third party’s intellectual property rights, and we may be found to be infringing upon such rights. We may be unaware of the intellectual property rights of others that may cover some or all of our technology. In addition, in operating our platform, we rely significantly on software provided by third parties, including AI models and applications, and we may become subject to similar infringement claims related to such third party software.  We may not have adequate indemnities from, or we may not be successful in enforcing our rights to indemnification by, such third party software providers.

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

Our success depends, in part, on our ability to protect our brand and the proprietary methods and technologies that we develop under patent and other intellectual property laws of the United States and foreign jurisdictions so that we can prevent others from using our inventions and proprietary information. As of February 28, 2021, in the United States, we had 27 issued patents, which expire between 2027 and 2039, and had 25 patent applications pending for examination. As of such date, we also had nine issued patents and 23 patent applications pending for examination in foreign jurisdictions (including international PCT applications), all of which are related to our U.S. patents and patent applications. We may not be issued any additional patents and any patents that have been issued or that may be issued in the future may not provide significant protection for our intellectual property. In addition, we have registered, or have applied for registration of, numerous trademarks, including Veritone and aiWARE, in the United States and in several foreign jurisdictions. If we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology and our business, results of operations and financial condition may be adversely affected.

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

Our aiWARE platform incorporates select open source software, and we expect to continue to incorporate open source software in our aiWARE platform in the future. Few of the licenses applicable to open source software have been interpreted by courts, and there is a risk that these licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our products and platform. Moreover, although we have implemented policies to regulate the use and incorporation of open source software into our aiWARE platform, we cannot be certain that we have not incorporated open source software in our aiWARE platform in a manner that is inconsistent with such policies. If we fail to comply with open source licenses, we may be subject to certain requirements, including requirements that we offer our products that incorporate the open source software for no cost, that we make available source code for modifications or derivative works we create based upon, incorporating or using the open source software and that we license such modifications or derivative works under the terms of applicable open source licenses. If an author or other third party that distributes such open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from generating revenue from customers using products that contained the open source software and required to comply with onerous conditions or restrictions on these products. In any of these events, we and our customers could be required to seek licenses from third parties in order to continue offering our aiWARE SaaS solutions and to re-engineer or discontinue offering our products to customers in the event re-engineering cannot be accomplished on a timely basis. Any of the foregoing could require us to devote additional research and development resources to re-engineer our aiWARE SaaS solutions, could result in customer dissatisfaction and may adversely affect our business, results of operations and financial condition.

Risks Related to Human Capital Management

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

Risks Related to Regulatory Compliance

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

The regulatory framework relating to privacy and data protection issues worldwide is evolving rapidly and is likely to remain uncertain for the foreseeable future. Because the interpretation and application of many privacy and data protection laws, regulations and applicable industry standards are uncertain, it is possible that these laws, regulations and standards may be interpreted and applied in a manner inconsistent with our existing privacy and data management practices. As we expand into new jurisdictions or verticals, we will need to understand and comply with various new requirements applicable in those jurisdictions or verticals. For example, we have entered into agreements and are actively pursuing opportunities to provide our aiWARE SaaS solutions to customers in Europe, which involve processing of personal data.  In providing our aiWARE SaaS solutions and related services, we are deemed to be a data processor and are required to comply with the GDPR, which applies to all companies processing personal data of EU residents regardless of the company’s location, as well as with additional obligations to our customers to support their compliance with the GDPR.  We are also obligated to comply with the GDPR (and similar regulations in other jurisdictions including the United Kingdom) as a data controller with respect to personal data of certain employees and individuals employed or engaged by our current or prospective customers, vendors and service providers, which we receive and process in the course of our business.  The GDPR imposes financial penalties for non-compliance, which can be up to four percent of global revenue or 20 million Euros, whichever is greater.  We are also required to comply with the CCPA and the regulations implemented thereunder, with respect to personal information of California consumers that we collect and process, both directly and indirectly as a service provider to our customers.

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

We conduct operations in multiple tax jurisdictions throughout the United States. In many of these jurisdictions, non-income-based taxes, such as sales and use taxes, are assessed on our operations. Our customers agree to pay the use taxes in the states and other jurisdictions where our services are subject to sales or use tax.  As a result, we have not billed or collected these taxes and, in accordance with generally accepted accounting principles in the United States, we have not recorded a provision for our tax exposure in these jurisdictions. In the event these jurisdictions challenge our approach or our customers do not satisfy the sales or use tax obligation, such jurisdictions may assert tax assessments, penalties and/or interest, which could adversely affect our business, results of operations and financial condition.

Risks Related to the Ownership of Our Securities and Our Public Company Operations

Our common stock price has been extremely volatile and could continue to fluctuate widely in price, which could result in substantial losses for investors.

The market price of our common stock has been, and we expect will continue to be, subject to extreme fluctuations over short periods of time. For example, the closing price of our common stock has ranged from a low of $1.52 to a high of $48.83 during the 12-month period ended February 28, 2021.  Prior to that, from the completion of our initial public offering (“IPO”) on May 12, 2017 through February 28, 2020, the closing price of our common stock has ranged from a low of $2.16 to a high of $65.91. These fluctuations may be due to various factors, many of which are beyond our control, including:

•	the volume and timing of our revenues and quarterly variations in our results of operations or those of others in our industry;
•	announcement of new contracts with customers or termination of contracts with customers;
•	announcement of acquisitions of other companies or businesses, or other significant strategic transactions;
•	the introduction of new services, content or features by us or others in our industry;
•	disputes or other developments with respect to our or others’ intellectual property rights;
•	media exposure of our products or of those of others in our industry;
•	changes in governmental regulations;

•	additions or departures of key personnel;
•	sales of our common stock;
•	speculative trading practices of certain market participants;
•	actual or purported “short squeeze” trading activity;
•	changes in earnings estimates or recommendations by securities analysts; and
•	general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

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

Further, on some occasions, our stock price may be, or may be purported to be, subject to “short squeeze” activity. A “short squeeze” is a technical market condition that occurs when the price of a stock increases substantially, forcing market participants who had taken a position that its price would fall (i.e., who had sold the stock “short”), to buy it, which in turn may create significant, short-term demand for the stock not for fundamental reasons, but rather due to the need for such market participants to acquire the stock in order to forestall the risk of even greater losses. A “short squeeze” condition in the market for a stock can lead to short-term conditions involving very high volatility and trading that may or may not track fundamental valuation models.

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

We identified control deficiencies in our financial reporting processes, which constituted a material weakness for the year ended December 31, 2019. The material weakness related primarily to the accounting for advertising net revenues.  The identified control deficiencies resulted in a number of financial statement adjustments. The net impact of these adjustments on our financial statements was not material. During 2020, we implemented measures to remediate this material weakness, and we concluded that it had been fully remediated as of December 31, 2020. However, our remedial actions may not prevent this or similar weaknesses from re-occurring in the future.

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

We are an “emerging growth company” and a “smaller reporting company” under U.S. federal securities laws. For as long as we continue to be an emerging growth company and/or a smaller reporting company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies or smaller reporting companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (to the extent we continue to qualify as an emerging growth company) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company until May 2022, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of June 30, 2021, in which case, we would no longer be an emerging growth company as of December 31, 2021. Even if we do not qualify as an emerging growth company, we may still qualify as a smaller reporting company, which would allow us to take advantage of many of the same exemptions from disclosure requirements that are applicable to emerging growth companies. Investors may not find our common stock attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We expect to incur increased costs as a public company, including costs relating to compliance with the Sarbanes-Oxley Act and other regulations, in the future.

When we are no longer an emerging growth company, we will be subject to additional reporting requirements as a public company, including the requirement to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act.  We expect that we will incur increased legal, accounting and other costs as we continue to improve existing, and implement new, operational and financial systems, procedures and controls to prepare for and comply with these additional requirements.  As noted above, we may no longer qualify as an emerging growth company as early as December 31, 2021, in which case we would need to accelerate our compliance efforts and, as a result, we may incur significant additional costs in 2021.

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

Our principal executive offices are located in Denver, Colorado and are comprised of approximately 17,000 square feet of office space, which we lease under a lease expiring on August 31, 2021. Our effective base rental payments under this lease are $34,402.00 per month, and we also pay certain operating expense charges relating to the space.

In addition to our principal executive offices, we lease office space in Costa Mesa, Newport Beach and San Diego, California; Binghamton, New York; and London, England.

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

Market Information and Holders

Our common stock is listed on the NASDAQ under the ticker symbol “VERI.”  As of February 28, 2021, we had 42 holders of record of our common stock based upon the records of our transfer agent, which do not include beneficial owners of common stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

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

Recent Sales of Unregistered Equity Securities

In November 2020, we issued an aggregate of 12,100 shares of our common stock to three consulting firms as compensation for services rendered.

In December 2020, a consulting firm exercised a warrant to purchase 4,000 shares of our common stock at an exercise price of $3.01 per share.  Such exercise was done on a net exercise basis pursuant to the terms of the warrant and, as such, we did not receive any cash proceeds and we issued a net number of 3,591 shares of our common stock in connection with such exercise.

In December 2020, an investor exercised a warrant to purchase 809,400 shares of our common stock at an exercise price of $13.6088 per share. Such exercise was done on a net exercise basis pursuant to the terms of the warrant and, as such, we did not receive any cash proceeds and we issued a net number of 438,535 shares of our common stock in connection with such exercise. In June 2020, this investor exercised a warrant to purchase 154,311 shares of our common stock at an exercise price of $13.6088 per share, resulting in cash proceeds of $2.1 million.

No underwriters were involved in such issuance of securities. The securities were issued to accredited investors in reliance upon the exemption from the registration requirements of the Securities Act, as set forth in Section 4(a)(2) under the Securities Act, relative to transactions by an issuer not involving any public offering, to the extent an exemption from such registration was required.

Purchases of Equity Securities

We made no purchases of our equity securities during the fourth quarter of 2020.

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

Overview

We are a provider of artificial intelligence (“AI”) solutions, including our proprietary AI platform, aiWARE™, digital content management solutions and content licensing services. We also operate a full-service media advertising agency and our VeriAds™ Network. Our business, products and services are discussed in detail in Item 1 (Business) of this Annual Report on Form 10-K.

For the years ended December 31, 2020 and 2019, we reported total revenue of $57.7 million and $49.6 million, respectively. Total revenue from our aiWARE SaaS solutions increased to 24% of our total revenue in 2020 compared with 21% of our total revenue in 2019.

Significant Transactions

In December 2020, we completed an offering of our common stock, pursuant to which we sold an aggregate of 3,450,000 shares of our common stock (which included the full exercise of the underwriters’ option to purchase additional shares) at a price of $18.50 per share, for aggregate net proceeds of approximately $59.8 million after deducting underwriting discounts and commissions and offering costs of approximately $4.0 million.

During 2020, we also sold an aggregate of 1,491,317 shares of our common stock and received net proceeds of approximately $6.0 million, after deducting commissions of $0.3 million, pursuant to the Equity Distribution Agreement that we entered into with JMP Securities LLC (“JMP Securities”) in June 2018 (the “ATM Facility”). During 2019, we sold an aggregate of 5,205,430 shares of our common stock under the ATM Facility and received net proceeds of approximately $24.4 million, after deducting commissions of $0.8 million paid to JMP Securities. We voluntarily terminated the ATM Facility in January 2021.

Opportunities, Challenges and Risks

In 2020 and 2019, we derived our revenue through our aiWARE SaaS solutions, aiWARE content licensing and media services, and advertising services.  Beginning in the second half of 2020, we began to experience significant growth in revenue across our aiWARE SaaS solutions, which increased 43% and 53% during the quarters ended September 30, 2020 and December 31, 2020, respectively, compared with the same periods in 2019.  The year-over-year growth in aiWARE SaaS solutions revenue in these periods was driven primarily by increases in revenue in our government, legal and compliance and energy markets.  As we are at the early stages of new product introductions in these markets, we expect that our aiWARE SaaS revenue will continue to increase significantly in the near and long term, both in absolute dollars and as a percentage of our total revenue.

We are a leader in AI SaaS, advertising and content licensing solutions across the media and entertainment market.  Our media and entertainment customers and trading partners include some of the most recognizable media and entertainment companies in the world, and we estimate that the network of our advertising reach includes approximately 25% of all podcast advertising.  Moreover, we have demonstrated our ability to grow our advertising services, including our VeriAds Network launched in late 2019, with our revenue from these services increasing 39% and 50% during the quarters ended September 30, 2020 and December 31, 2020, respectively, compared with the same periods in 2019.  This growth in our advertising services in the second half of 2020 is particularly noteworthy given the impact of the COVID-19 pandemic on total advertising spending. One of the driving factors of our advertising success is our unique AI technology, which powers our rich media analytics capabilities, giving us a competitive advantage. We continue to see significant opportunities for growth in the media and entertainment market, as we continue to extend our customer base beyond radio broadcasters to major media companies and rights holders, where our AI solutions could add tremendous value in content creation and distribution, including in news, television, and film.

We believe there will be significant near and long term opportunities for AI SaaS revenue growth from the U.S. Government adopting our AI and aiWARE SaaS technologies and solutions, as discussed under “Business - Overview” above.  However, many sales opportunities with government customers can involve long sales cycles, during which we must invest significant time and resources without a guarantee of success.  We may seek to acquire businesses with deep relationships and greater scale with the U.S. Government to further accelerate our pursuit of the growth opportunities we see in this market.

During the second half of 2020, we launched our Veritone Energy solutions to help utilities increase profitability and improve grid reliability as they make the transition to renewables.  We believe that our patented technology is uniquely suited to solving some of the most difficult challenges facing utilities today, and we see tremendous near and long term opportunity to grow our revenue within this market, as discussed under “Business - Overview” above.  Our aiWARE technology is in the early stages of deployment in the energy market, and we expect to continue making significant investments in product, sales and engineering over the next 12 to 24 months to further develop our current and future technologies to address the opportunities in this market.

At the end of the fourth quarter of 2020, we reported 1,896 SaaS accounts, which represented growth of 77% compared with the fourth quarter of 2019.  To continue to grow our SaaS account base at similar levels in 2021, and drive increased sales within our existing customer base, we will need to increase our sales and marketing spending in 2021 compared with 2020.

We believe our aiWARE SaaS technology will extend the capabilities of many third-party software platforms and products that are widely used today.  For example, over the last six months, we integrated aiWARE with the Alteryx platform, enabling Alteryx users to access aiWARE’s AI models and AI analytics capabilities, and we enhanced aiWARE to run on the NVIDIA® CUDA® GPU-based platform, enabling dramatic increases in aiWARE’s processing speed and opening up a wide range of new use cases for our technology.  We are in the process of developing and marketing specific use cases for these integrations, which we believe will open up new markets for our products and accelerate our near and long term revenue growth.   We plan to hire additional engineers and business development resources in the near term to further accelerate our pursuit of these potential opportunities, as well as other third-party technology integrations.

For the year ended December 31, 2020, our gross margin (calculated as described in “Non-GAAP Financial Measures” below) improved to 73%, compared with 69% for the year ended December 31, 2019, driven by a higher proportion of SaaS revenue, which generally has higher gross margins, coupled with recent enhancements made to the aiWARE platform that significantly reduced our computing and storage costs.  Our gross margin is impacted significantly by the mix of our aiWARE SaaS revenue, aiWARE content licensing and media services revenue and advertising revenue in a given period.  Our gross profit (calculated as described in “Non-GAAP Financial Measures” below) is also dependent upon our ability to grow our revenue by expanding our customer base and increasing business with existing customers, and to manage our costs by negotiating favorable economic terms with cloud computing providers such as AWS and Microsoft Azure. While we are focused on continuing to improve our gross profit, our ability to attract new and retain existing customers to grow our revenue will be highly dependent on our ability to implement and continually improve upon our technology and services and improve our technology infrastructure and operations as we experience increased network capacity constraints due to our growth.

We believe our operating results and performance are, and will continue to be, driven by various factors that affect our industry. Our ability to attract, grow and retain customers for our AI platform is highly sensitive to rapidly changing technology and is dependent on our ability to maintain the attractiveness of our platform, content and services to our customers.  Moreover, we expect to continue to report operating losses in the near term. The future revenue and operating growth across our platform will rely heavily on our ability to grow our SaaS customer base, continue to develop and deploy quality and innovative AI-driven applications, provide unique and attractive content and advertising services to our customers, continue to grow in newer markets such as government and energy, and manage our corporate overhead costs.  While we believe we will be successful in these endeavors, we cannot guarantee that we will succeed in generating substantial long term operating growth and profitability.

Since 2017, we have made acquisitions that extended our business and technology reach in several areas, as discussed in more detail in “Business - Overview” above.  We believe there are strategic acquisition targets that can accelerate our entry into key strategic markets, as well as our ability to grow our business.  As a result, we are prioritizing corporate development efforts beginning in the first half of 2021.  Our acquisition strategy is threefold: (i) to increase the scale of our business in markets we are in today, (ii) to accelerate growth in new markets and product categories, including expanding our existing engineering and sales resources, and (iii) to accelerate the adoption of aiWARE as the universal AI operating system through venture or market-driven opportunities.  If we are successful in identifying and entering into agreements to acquire target companies, we may need to raise additional capital to finance such acquisitions and to continue executing on our growth strategy.

In the years ended December 31, 2020 and 2019, substantially all of our revenue was derived from customers located in the United States. We believe that there is a substantial opportunity over time for us to significantly expand our service offerings and customer base in countries outside of the United States. In the long term, we plan to expand our business further internationally in places such as Europe, Asia Pacific and Latin America, and as a result we expect to continue to incur significant incremental upfront expenses associated with these growth opportunities.

Impact of the Coronavirus (“COVID-19”) Pandemic

The COVID-19 outbreak emerged in late 2019 and was declared a global pandemic by the World Health Organization in March 2020.  The COVID-19 pandemic, and the actions being taken by governments worldwide to mitigate the public health consequences of the pandemic, significantly impacted the global economy. Beginning in March 2020, we began to experience fluctuations in demand for certain services, particularly our aiWARE content licensing and media services, a significant amount of revenue from which is typically driven by major live sporting events that were cancelled or postponed in the United States due to COVID-19. While many major sporting events have resumed, future cancellations of live sporting events could have a material adverse impact on our revenue generated from our aiWARE content licensing and media services in future quarters.

The pandemic has affected and may continue to affect some of our customers, which may further reduce the demand and/or delay purchase decisions for our products and services, and may additionally impact the creditworthiness of customers.  We have assessed the potential credit deterioration of our customers due to changes in the macroeconomic environment and have determined that no additional allowance for doubtful accounts was necessary due to credit deterioration as of December 31, 2020.

The extent to which the COVID-19 pandemic and the related macroeconomic conditions may continue to affect our financial condition or results of operations is uncertain. While we did not experience decreases in revenue from our advertising services and aiWARE SaaS solutions in 2020 compared with 2019, the severity and duration of the pandemic and the resulting macroeconomic conditions are difficult to predict, and our revenue and operating results may be adversely impacted in future periods.  The extent of the impact on our operational and financial performance will depend on various factors, including the duration and spread of the outbreak; advances in testing, treatment and prevention; the impact of government measures to contain the virus; and related government stimulus actions. Due to the nature of our business, the effect of the COVID-19 pandemic may not be fully reflected in its results of operations until future periods. The most significant risks to our business and results of operations arising from the COVID-19 pandemic are discussed in Part I, Item 1A (Risk Factors).

In response to the COVID-19 pandemic, we have taken actions to control expenses, including temporarily discontinuing non-essential services and instituting controls on travel, entertainment and other expenses. In addition, in compliance with government mandates, we have temporarily closed our offices and initiated a work from home policy.

Non-GAAP Financial Measures

In evaluating our cash flows and financial performance, we use a measure of Non-GAAP net loss, the results for which measure are presented below for the years ended December 31, 2020 and 2019. The items excluded from Non-GAAP net loss, as well as a breakdown of GAAP net loss, non-GAAP net loss and these excluded items between our core operations and corporate, are detailed in the reconciliation below.

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

In addition, we have provided additional supplemental non-GAAP measures of operating expenses, loss from operations, other income (expense), net, and loss before income taxes, excluding the items excluded from non-GAAP net loss as noted above, and reconciling such non-GAAP measures to the applicable GAAP measures.

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

(in thousands)
	Year Ended December 31,
	2020			2019
	Core Operations(1)	Corporate(2)	Total	Core Operations(1)	Corporate(2)	Total
Net loss	$(9,060)	$(38,816)	$(47,876)	$(24,019)	$(38,059)	$(62,078)
Provision for (benefit from) income taxes	—	76	76	—	(1,452)	(1,452)
Depreciation and amortization	5,538	869	6,407	4,836	1,111	5,947
Stock-based compensation expense	2,720	16,819	19,539	2,680	16,722	19,402
Change in fair value of warrant liability	—	200	200	—	(16)	(16)
Warrant expense	—	102	102	—	—	—
Gain on sale of asset	—	(56)	(56)	—	—	—
Interest expense	—	9	9	—	—	—
State sales tax reserve	—	818	818	—	—	—
Stock offering costs	—	27	27	—	—	—
Lease termination charges	—	16	16	—	—	—
Machine Box contingent payments	—	—	—	1,600	—	1,600
Performance Bridge earn-out fair value adjustment	—	—	—	139	—	139
Business realignment and officer severance costs	—	145	145	242	37	279
Non-GAAP Net Loss	$(802)	$(19,791)	$(20,593)	$(14,522)	$(21,657)	$(36,179)

(1)Core operations consists of our aiWARE operating platform of software, SaaS and related services; content, licensing and advertising agency services; and their supporting operations, including direct costs of sales as well as operating expenses for sales, marketing and product development and certain general and administrative costs dedicated to these operations.

(2)Corporate consists of general and administrative functions such as executive, finance, legal, people operations, fixed overhead expenses (including facilities and information technology expenses), other income (expenses) and taxes, and other expenses that support the entire company, including public company driven costs.

The following tables set forth the calculation of our gross profit and gross margin, followed by a reconciliation of non-GAAP to GAAP financial information presented in our consolidated financial statements for years ended December 31, 2020 and 2019.

	Year Ended
(dollars in thousands)	December 31,
	2020	2019
Revenue	$57,708	$49,648
Cost of revenue	15,663	15,261
Gross profit	42,045	34,387
Gross margin	72.9%	69.3%

	Year Ended
	December 31,
	2020	2019
Gross profit	$42,045	$34,387

GAAP sales and marketing expenses	19,877	23,508
Stock-based compensation expense	(889)	(1,035)
Lease termination charges	(5)	—
Business realignment and officer severance costs	—	(72)
Non-GAAP sales and marketing expenses	18,983	22,401

GAAP research and development expenses	14,379	22,776
Stock-based compensation expense	(1,046)	(1,294)
Machine Box contingent payments	—	(1,600)
Business realignment and officer severance costs	—	(142)
Non-GAAP research and development expenses	13,333	19,740

GAAP general and administrative expenses	50,080	47,314
Depreciation	(1,025)	(1,087)
Stock-based compensation expense	(17,604)	(17,073)
Warrant expense	(102)	—
State sales tax reserve	(818)	—
Stock offering costs	(27)	—
Performance Bridge earn-out fair value adjustment	—	(139)
Business realignment and officer severance costs	(145)	(65)
Non-GAAP general and administrative expenses	30,359	28,950

GAAP amortization	(5,382)	(4,860)

GAAP loss from operations	(47,673)	(64,071)
Total non-GAAP adjustments (1)	27,043	27,367
Non-GAAP loss from operations	(20,630)	(36,704)

GAAP other (expense) income, net	(127)	541
Change in fair value of warrant liability	200	(16)
Interest expense	9	—
Lease termination charges	11	—
Gain on sale of asset	(56)	—
Non-GAAP other income, net	37	525

GAAP loss before income taxes	(47,800)	(63,530)
Total non-GAAP adjustments (1)	27,207	27,351
Non-GAAP loss before income taxes	(20,593)	(36,179)

Income tax provision (benefit)	76	(1,452)

GAAP net loss	(47,876)	(62,078)
Total non-GAAP adjustments (1)	27,283	25,899
Non-GAAP net loss	$(20,593)	$(36,179)

Shares used in computing non-GAAP basic and diluted net loss per share	27,595	21,798
Non-GAAP basic and diluted net loss per share	$(0.75)	$(1.66)

1) Adjustments are comprised of the adjustments to GAAP sales and marketing expenses, research and development expenses and general and administrative expenses and other (expense) income, net (where applicable) listed above.

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

In the tables below, the ‘revenue during quarter’ amounts for the periods in 2019 reflect amounts reported using the revenue recognition guidance of Topic 605, Revenue Recognition, and the ‘revenue during the quarter’ amounts for the periods in 2020 reflect amounts reported using the revenue guidance in Topic 606, Revenue from Contracts with Customers, following our adoption of Topic 606. For additional information about our revenue recognition accounting policies, see the discussion under the headings “Critical Accounting Policies and Estimates – Revenue Recognition” and “Recently Adopted Accounting Pronouncements” below.

Advertising KPI Results

The following table sets forth the results for each of the KPIs for our advertising services.

	Quarter Ended
	Mar 31,	Jun 30,	Sept 30,	Dec 31,	Mar 31,	Jun 30,	Sept 30,	Dec 31,
	2019	2019	2019	2019	2020	2020	2020	2020
Average gross billings per active agency client (in 000's)(1)	469	488	490	511	533	614	625	632
Revenue during quarter (in 000's)	$5,714	$5,842	$6,197	$6,517	$5,881	$6,140	$7,372	$8,138

(1)	For each quarter, reflects the average gross quarterly billings per agency client over the twelve month period through the end of such quarter for agency clients that are active during such quarter.

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

aiWARE SaaS Solutions KPI Results

The following table sets forth the results for each of the KPIs for our aiWARE SaaS solutions.

	Quarter Ended
	Mar 31,	Jun 30,	Sept 30,	Dec 31,	Mar 31,	Jun 30,	Sept 30,	Dec 31,
	2019	2019	2019	2019	2020	2020	2020	2020
Total accounts on platform at quarter end	911	941	980	1,069	1,587	1,753	1,791	1,896
New bookings received during quarter (in 000's)(1)	$1,316	$1,351	$1,384	$2,522	$1,397	$2,319	$2,083	$1,437
Total contract value of new bookings received during quarter (in 000’s)(2)	$2,092	$1,351	$1,724	$12,872	$2,312	$2,502	$2,469	$2,431
Revenue during quarter (in 000's)	$2,754	$2,677	$2,350	$2,872	$3,108	$3,002	$3,351	$4,402

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

Common Stock Warrants

In April 2020, we issued warrants to purchase up to 450,000 shares of our common stock at an exercise price of $3.01 per share, of which 50,000 shares were fully vested and exercisable upon issuance, and an additional 133,333 shares vested and became exercisable upon the achievement of a market condition in 2020. The vesting of the remaining 266,667 shares underlying such warrants is conditioned upon the achievement of performance goals and had not vested as of December 31, 2020.

During 2020, we issued 154,311 shares of common stock upon the exercise of warrants for an aggregate exercise price of $2.1 million and issued an aggregate of 442,126 shares of common stock upon exercises of warrants to purchase an aggregate of 813,400 shares of common stock, which were effected on a net exercise basis without cash payment of the exercise price.

As of December 31, 2020 and December 31, 2019, we had outstanding warrants to purchase an aggregate of 779,440 and 1,297,151 shares of our common stock, respectively.

Net Loss Carryforwards

As of December 31, 2020, we had federal and state income tax net operating loss carryforwards (“NOLs”) totaling approximately $186.3 million and $87.3 million, respectively. The U.S. federal and state NOLs will begin to expire in 2034 and 2021, respectively, unless previously utilized. NOLs generated after January 1, 2018 may be carried forward indefinitely, subject to the 80% taxable income limitation on the utilization of the carryforwards.

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

Management evaluated the development and selection of its critical accounting policies and estimates and believes that the following involve a higher degree of judgment or complexity and are most significant to reporting our results of operations and financial position and are therefore discussed as critical. The following critical accounting policies reflect the significant estimates and judgments used in the preparation of our consolidated financial statements. With respect to critical accounting policies, even a relatively minor variance between expected and actual experience can potentially have a materially favorable or unfavorable impact on subsequent results of operations. More information on these critical accounting policies and our significant accounting policies can be found in Note 2 to our audited consolidated financial statements included in Part II, Item 8 (Financial Statements and Supplementary Data) of this Annual Report on Form 10-K.

Accounting for Business Combinations

As part of the purchase accounting for acquisitions, we estimate the fair values of the assets acquired and liabilities assumed. A fair value measurement is determined as the price we would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. In the absence of active markets for the identical assets or liabilities, such measurements involve developing assumptions based on market observable data and, in the absence of such data, internal information that is consistent with what market participants would use in a hypothetical transaction that occurs at the measurement date. In the context of purchase accounting, the determination of fair value often involves significant judgments and estimates by management, including the selection of valuation methodologies, estimates of future revenues, costs and cash flows, discount rates, and selection of comparable companies.  The fair values reflected in the purchase accounting rely on management’s judgment and the expertise of a third-party valuation firm engaged to assist in concluding on the fair value measurements.

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

Revenue Recognition

We recognize revenue under our contracts with customers in accordance with ASU 2014-09, Revenue from Contracts with Customers (“Topic 606”). We derive our revenues primarily from three sources: (1) subscription revenues, which are comprised primarily of subscription and related fees from customers for access to and use of our platforms and associated services delivered as software-as-a-service (“SaaS”), (2) content licensing revenues, which are comprised primarily of fees from customers for licenses to third-party content owners’ digital assets, and (3) advertising revenues.

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

aiWARE SaaS Revenues

We have agreements with customers under which we provide customers with access to and use of our aiWARE and digital content management platforms.  Under most agreements, we provide access to the platform, specified applications and associated data ingestion, hosting and/or processing services, and provide standard user support. Fees for these services typically take the form of a fixed monthly subscription fee, with certain contracts specifying usage-based fees for data processing services in excess of the data processing services included as part of such subscription services. Fees for excess usage-based data processing services are accounted for as variable consideration.  In certain cases, the fixed monthly subscription fee may adjust during each monthly period of the contract based on changes in the monthly volume of services, at the rates established in the contract.  These contracts typically have terms ranging from one to three years, with renewal options, and do not contain refund-type provisions.  All significant services provided as part of these subscription arrangements are highly interdependent and constitute a single performance obligation comprised of a series of distinct services transferred to the customer in a similar manner throughout the contract term (collectively, the “subscription services”), with the exception of the additional usage-based services, which represent a separate performance obligation as discussed below.  The fixed subscription fees are recognized as revenue ratably over the contract term, at the applicable monthly rate, as the performance obligation is satisfied, as this best depicts the pattern of control transfer. If a portion of the term of a contract is cancellable, we determine the transaction price for, and recognize revenue ratably over, the non-cancellable portion of the term of the contract. In certain SaaS arrangements with broadcasters, the fees for subscription services are paid by broadcasters with advertising inventory that is provided to and monetized by us. We recognize revenue for these arrangements based on the fair value of the advertising inventory.

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

We also enter into software license agreements with customers under which we provide software representing an on-premises deployment of our aiWARE platform or components thereof.  Under these license agreements, the customer is responsible for the installation and configuration of the software in the customer-controlled environment.  We recognize the license fees as revenue under these agreements at the time that we make the software available for download by the customer.

We typically invoice our aiWARE SaaS customers for subscription services monthly, for on-premise software at the time the software is made available for download by the customer, and for professional services either monthly or in accordance with an agreed upon invoicing schedule. Invoices are typically due and payable within 30 days following the date of invoice.  Amounts that have been invoiced are recorded in accounts receivable or in deferred revenue, depending on whether transfer of control to customers of the promised services has occurred.

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

Advertising Revenues

Our advertising services consist primarily of placing advertisements for clients with media vendors, including broadcasters, podcasters and digital media providers. We receive fees, at varying rates of gross advertising media placed, as consideration for services performed by us. Under the most common billing arrangements, we bill and collect the gross cost of the advertisement we place, less any discounts negotiated with the client off of the media vendor’s standard agency fee. We then remit to the media vendor the gross amount less the standard agency fee. The amount billed to the client, less the amount payable to the media vendor, represents our fees and is recognized as revenue.

All significant services performed by us under our contracts with advertising clients in conjunction with media placements, including planning and placing media and verifying that advertisements have aired, represent a single performance obligation as such services are highly interrelated.  Our fee, which represents the transaction price, is recognized as revenue at a point in time when the advertisement is aired, which is the point at which we have an enforceable right to payment of our fees.

Our clients may be required to make a deposit or prepay the gross costs of advertisements, including our fees. Such amounts are reflected as client advances on our consolidated balance sheets until all revenue recognition criteria have been met.

Gross Versus Net Revenue Recognition

We report revenue on a gross or net basis based on management’s assessment of whether we act as a principal or agent in the transaction. To the extent that we act as the principal, revenue is reported on a gross basis net of any sales tax from customers, when applicable. The determination of whether we act as a principal or an agent in a transaction is based on an evaluation of whether we control the good or service prior to transfer to the customer. We have determined that we act as the principal in providing all of our services with the exception of certain advertising services, where we recognize our fees on a net basis.

Remaining Performance Obligations

As of December 31, 2020, the aggregate amount of the transaction prices under our contracts allocated to our remaining performance obligations was $5.0 million, approximately 69% of which we expect to recognize as revenue over the next twelve months, and the remainder thereafter. This aggregate amount excludes amounts allocated to remaining performance obligations under contracts that have an original duration of one year or less and variable consideration that is allocated to remaining performance obligations.

Stock-Based Compensation Expense

We record stock-based compensation expense associated with restricted stock, restricted stock units and stock options granted under our stock incentive plans, and purchase rights granted under our Employee Stock Purchase Plan (“ESPP”).  We have granted stock options with time-based vesting conditions, as well as performance-based stock options, the vesting of which is conditioned upon the achievement of specified target stock prices for our common stock (“Performance Options”).  All Performance Options become exercisable in three equal tranches based on the achievement of specific market price targets for our common stock. For each tranche to become exercisable, the closing price per share of our common stock must meet or exceed the applicable stock price target for a period of 30 consecutive trading days.  All stock options have terms of ten years following the grant date, subject to earlier termination in the case of cessation of the awardee’s continued service.

Stock-based compensation expense is estimated at the grant date based on the fair value of the award. Prior to our initial public offering (“IPO”) in May 2017, the fair values of restricted stock awards were estimated at the date of grant by using both the option-pricing method and the probability-weighted expected return method. All restricted stock awards granted prior to our IPO have vested in full as of the fourth quarter of 2020. Following our IPO, the fair values of restricted stock and restricted stock unit awards are based on the closing market price of our common stock on the date of grant.

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

Determining the appropriate fair values of stock options and ESPP purchase rights at the grant date requires significant judgment, including estimating the volatility of our common stock, the expected term of awards, and the derived service periods for each tranche of Performance Options. In determining fair values, we estimate volatility based on the historical volatility of our common stock along with the volatility of the peer group. In calculating estimated volatility, as the number of years of trading history for our common stock has increased, the volatility of our common stock has been given a weighting ranging from 25% to 50%, and the volatility of the peer group companies has been given a weighting ranging from 75% to 50%, with each peer company weighted equally. We will continue utilizing this combination and will periodically adjust the weightings as additional historical volatility data for our own shares of common stock becomes available.

The expected term for stock options other than Performance Options represents the period of time that stock options are expected to be outstanding and is determined using the simplified method. Under the simplified method, the expected term is calculated as the midpoint between the weighted average vesting date and the contractual term of the options. The expected term for Performance Options considers the remaining term of the option after the attainment date and the ratio of the stock price at the attainment date to the option exercise price.

The risk-free rate is based on the implied yield of U.S. Treasury notes as of the grant date with a remaining term approximately equal to the expected term of the award.

The fair value of stock-based awards (other than Performance Options) is amortized using the straight-line attribution method over the requisite service period of the award, which is generally the vesting period. For Performance Options, expense is recognized over a graded-vesting attribution basis over the period from the grant date to the estimated attainment date, which is the derived service period of each tranche of the award.

We engaged a third-party valuation specialist to assist us in determining the fair values and derived service periods of Performance Options awarded, and to assist us in determining the fair values and new derived service periods of Performance Options in connection with a modification that occurred in August 2020 as a result of certain amendments to the Performance Options outstanding at that time.  The valuation specialist used a Monte Carlo simulation model which incorporated three key assumptions: dividend yield, risk-free interest rate; and estimated volatility.  The estimated volatility required the most judgment of those three assumptions, and it was based on the historical volatility of our common stock along with the historical volatility of the peer group.  The estimated volatility used in valuing Performance Options granted in 2020 and 2019 was 85% and 65%, respectively, and the estimated volatility used in valuing the modified Performance Options in 2020 was 80%.

We recognize actual forfeitures as they occur and do not estimate forfeitures in determining our stock-based compensation expense.

If Performance Options are modified, the fair values and the new derived service periods of the modified awards as of the date of modification and the fair values of the original awards immediately before the modification are determined.  The amount of incremental compensation expense resulting from the modification of each award is equal to the excess of the fair value of the modified award on the date of modification over the fair value of the original award immediately before the modification. The incremental compensation expense is recognized over the new derived service period of the modified award.

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

We assess the likelihood that the deferred tax assets will be recovered from future taxable income and, if recovery is not more likely than not, we establish a valuation allowance to reduce the deferred tax assets to the amounts expected to be realized. Realization of the deferred tax assets is dependent on us generating sufficient taxable income in future years to obtain a benefit from the reversal of temporary differences and from net operating losses. Due to uncertainties related to our ability to utilize our deferred tax assets in future periods, we have recorded a full valuation allowance against our net deferred tax assets, in the amount of $65.1 million, as of December 31, 2020. These assets consist primarily of NOLs.

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

During the year ended December 31, 2019, our quarterly financial statements were prepared using the prior revenue recognition standard, Topic 605, Revenue Recognition.  Beginning in the first quarter of 2020, our quarterly financial statements is presented using Topic 606.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, as part of its disclosure framework project intended to improve the effectiveness of disclosures in the notes to the financial statements by updating certain disclosure requirements related to fair value measurements. The standard became effective for us beginning in the first quarter of fiscal year 2020. The adoption of this standard did not have a material impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments under this pronouncement will change the way all leases with duration of one year or more are treated. Under this guidance, lessees will be required to capitalize virtually all leases on the balance sheet as a right-of-use asset and an associated financing lease liability or capital lease liability. The right-of-use asset represents the lessee’s right to use, or control the use of, a specified asset for the specified lease term. The lease liability represents the lessee’s obligation to make lease payments arising from the lease, measured on a discounted basis. Based on certain characteristics, leases are classified as financing leases or operating leases. Financing lease liabilities, those that contain provisions similar to capitalized leases, are amortized in the same manner as capital leases are amortized under current accounting rules, as amortization expense and interest expense in the statement of operations. Operating lease liabilities are amortized on a straight-line basis over the life of the lease as lease expense in the statement of operations. This standard will be effective for us beginning with the first quarter of fiscal year 2022. We are currently evaluating the impact this standard will have on our policies and procedures pertaining to our existing and future lease arrangements, our disclosure requirements and our consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326). which requires measurement and recognition of expected credit losses for financial assets held. This standard will be effective for us beginning in the first quarter of fiscal year 2023 and early adoption is permitted. We are currently evaluating the impact that this standard will have on our consolidated financial statements and related disclosures as well as the timing of adoption.

In December 2019, the FASB issued ASU No. 2019-12 to simplify the accounting in ASC 740, Income Taxes. This standard removes certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. This guidance also clarifies and simplifies other areas of ASC 740. This standard will be effective for us beginning in the first quarter of fiscal year 2022 and early adoption is permitted. We are currently evaluating the impact that this standard will have on our consolidated financial statements and related disclosures as well as the timing of adoption.

Results of Operations

The following tables set forth our results of operations for the years ended December 31, 2020 and 2019, in dollars and as a percentage of our revenue for those periods. Throughout this discussion regarding our results of operations, certain amounts for 2019 have been reclassified to conform to the presentation for 2020.  In particular, amortization expense, which was presented in prior year periods within cost of revenue, sales and marketing, research and development, and general and administrative operating expenses, has been reclassified and is presented as a single separate line item in operating expenses. In addition, gross profit, which was previously reflected in the statement of operations and comprehensive loss, is no longer presented, and cost of revenue, which was presented in prior periods within gross profit, is presented as an operating expense. We believe that this presentation more accurately reflects our cost of revenue and operating expenses. These reclassifications had no effect on our reported net loss. The period-to-period comparisons of our historical results are not necessarily indicative of the results that may be expected in the future.

(dollars in thousands)	Year Ended December 31,
	2020	2019
Revenue	$57,708	$49,648
Operating expenses:
Cost of revenue	15,663	15,261
Sales and marketing	19,877	23,508
Research and development	14,379	22,776
General and administrative	50,080	47,314
Amortization	5,382	4,860
Total operating expenses	105,381	113,719
Loss from operations	(47,673)	(64,071)
Other (expense) income, net	(127)	541
Loss before provision for (benefit from) income taxes	(47,800)	(63,530)
Provision for (benefit from) income taxes	76	(1,452)
Net loss	$(47,876)	$(62,078)

	Year Ended December 31,
	2020	2019
Revenue	100.0%	100.0%
Operating expenses:
Cost of revenue	27.1	30.7
Sales and marketing	34.4	47.3
Research and development	24.9	45.9
General and administrative	86.8	95.3
Amortization	9.3	9.7
Total operating expenses	182.5	228.9
Loss from operations	(82.5)	(128.9)
Other (expense) income, net	(0.2)	1.1
Loss before provision for (benefit from) income taxes	(82.7)	(127.8)
Provision for (benefit from) income taxes	0.1	(2.9)
Net loss	(82.8)	(124.9)

Year Ended December 31, 2020 Compared With Year Ended December 31, 2019

Revenue

	Year Ended
(dollars in thousands)	December 31,
	2020	2019	$ Change	% Change
Advertising	$31,550	$24,364	$7,186	29.5%
aiWARE SaaS Solutions	13,863	10,653	3,210	30.1%
aiWARE Content Licensing and Media Services	12,295	14,631	(2,336)	-16.0%
Revenue	$57,708	$49,648	$8,060	16.2%

The year-over-year increase in advertising revenue was due primarily to revenue generated from our VeriAds Network, which we launched in late 2019. Revenue from our VeriAds Network totaled $4.0 million in 2020, compared with $0.1 million for 2019. The remaining increase was due to a combination of the addition of new clients and increased business with existing clients.

The year-over-year increase in aiWARE SaaS Solutions revenue was due primarily to initial revenue received from a customer in the energy market, and revenue received under a subcontract for a U.S. Air Force project, as well as expanded services to some existing customers in the media and entertainment market.

Revenue from our aiWARE content licensing and media services, a significant portion of which is typically driven by major sporting events and production of entertainment content, was negatively impacted in 2020 compared with the prior year period due to the cancellation or postponement of substantially all major sporting events from March 2020 through July 2020 and the curtailment of entertainment content production as a result of the COVID-19 pandemic.

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

Gross Profit

As noted above, our gross profit is calculated as our revenue less our cost of revenue, as follows:

	Year Ended
(dollars in thousands)	December 31,
	2020	2019	$ Change	% Change
Revenue	$57,708	$49,648	$8,060	16.2%
Cost of revenue	15,663	15,261	402	2.6%
Gross profit	42,045	34,387	7,658	22.3%
Gross margin	72.9%	69.3%

The increase in gross margin in 2020 compared with 2019 was due primarily to a decrease in platform costs from computing cost reductions and completed enhancements to our aiWARE operating system that have improved our computing efficiency. In addition, the increase resulted from the lower proportion of revenue from our content licensing and media services and the higher proportion of revenue from our aiWARE SaaS solutions, which have higher gross margins.

Operating Expenses

	Year Ended
(dollars in thousands)	December 31,
	2020	2019	$ Change	% Change
Cost of revenue	$15,663	$15,261	$402	2.6%
Sales and marketing	19,877	23,508	(3,631)	-15.4%
Research and development	14,379	22,776	(8,397)	-36.9%
General and administrative	50,080	47,314	2,766	5.8%
Amortization	5,382	4,860	522	10.7%
Total operating expenses	$105,381	$113,719	$(8,338)	-7.3%

Cost of Revenue.  The increase in cost of revenue in 2020 compared with 2019 was due primarily to our higher revenue level, offset in part by the decrease in platform costs, as discussed above.

Sales and Marketing. The decrease in sales and marketing expenses in 2020 compared with 2019 was due primarily to a decrease of $1.8 million in personnel-related costs resulting from our focused spending reductions and decreases in spending on travel, entertainment and trade shows. As a percentage of revenue, sales and marketing expenses declined to 34% in 2020 from 47% in 2019, due to the increased operating leverage provided by our higher revenue level.

Research and Development. The decrease in research and development expense in 2020 compared with 2019 was attributable primarily to a decrease of $5.2 million in personnel-related costs resulting from our focused spending reductions. The decrease was also due to the expense for contingent payments totaling $1.6 million that were made to the former stockholders of Machine Box in 2019, which did not recur in 2020, and to a decrease in platform and cognitive processing related costs. As a percentage of revenue, research and development expense declined to 25% in 2020 from 46% in 2019, due to the increased operating leverage provided by our higher revenue level.

General and Administrative. The increase in general and administrative expenses in 2020 compared with 2019 was due primarily to an increase in personnel-related costs of $3.0 million, including $1.3 million in incentive bonuses tied to the achievement of quarterly and annual performance goals, offset in part by a decrease of $1.0 million in travel and entertainment expenses. As a percentage of revenue, general and administrative expenses declined to 87% in 2020 from 95% in 2019, due to the increased operating leverage provided by our higher revenue level.

Amortization.  Amortization expense increased in 2020 compared with 2019 due to a full year of amortization in 2020 of customer relationships associated with 2018 acquisitions, compared with only eleven months of amortization recorded in 2019 after finalizing the determination of useful lives.

As discussed above, we intend to continue to make significant investments in the development of our AI capabilities and enhancement of our aiWARE SaaS solutions and services, and in our sales and marketing efforts in order to drive greater awareness of our offerings, gain new customers and grow our business. In particular, we expect to hire additional product, engineering and sales resources over the next 12 to 24 months to further develop our products and technologies to address significant opportunities in the energy market and to pursue opportunities across the wide range of new use cases for our technology arising from our recent technology integrations.  As a result, we anticipate that our sales and marketing and research and development expenses will increase in the near term in absolute dollars, but will continue to decline as a percentage of revenue in the long term as we grow our business.

Over the past year, we have gained operational efficiencies, implemented computing cost reductions, and completed enhancements to our aiWARE operating system that have improved our computing efficiency. We believe that these initiatives and our ongoing cost management efforts in the area will continue to support the further development of our AI capabilities while reducing our computing expenses and improving our financial performance.

Other (Expense) Income, Net

Other expense, net for 2020 was comprised primarily of warrant expense of $0.2 million, offset in part by interest income. In 2019, other income, net was comprised primarily of interest income on investments in money market funds, which totaled $0.5 million.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents, which totaled $114.8 million as of December 31, 2020, compared with total cash and cash equivalents of $44.1 million as of December 31, 2019. The increase in our cash and cash equivalents in 2020 was due primarily to $66.3 million in proceeds from common stock offerings and $2.1 million in proceeds from the exercise of stock warrants.

Cash Flows

A summary of our operating, investing and financing activities is shown in the following table:

	Year Ended
(in thousands)	December 31,
	2020	2019
Cash provided by (used in) operating activities	$1,433	$(30,432)
Cash (used in) provided by investing activities	(119)	11,961
Cash provided by financing activities	69,438	24,615
Net increase in cash, cash equivalents and restricted cash	$70,752	$6,144

Cash Provided By (Used In) Operating Activities

Our operating activities provided cash of $1.4 million in 2020, due primarily to a net increase of $25.0 million in cash received from advertising clients for future payments to vendors, offset in part by the effect of our net loss of $47.9 million, adjusted by $26.3 million in non-cash expenses, including $19.5 million in stock-based compensation expense. Our business strategy includes decreasing operational costs while investing in the development of our AI capabilities and enhancement of our aiWARE SaaS solutions and services to grow our business and future revenue. We gauge the amount of cash utilized in these efforts using the Non-GAAP net loss measure, as presented under the heading “Non-GAAP Financial Measure” above. Our use of cash as measured by Non-GAAP net loss decreased to $20.6 million in 2020 from $36.2 million in 2019, due primarily to the initiatives that we commenced in the fourth quarter of 2019 to decrease our operating costs, including headcount reductions and enhancements to our software architecture, which have resulted in lower cloud computing costs, and to increases in our revenues.

Our operating activities used cash of $30.4 million in 2019, due primarily to our net loss of $62.1 million, adjusted by $25.2 million in non-cash expenses, including $20.7 million in stock-based compensation expense, offset by an increase in prepayments by our advertising clients.

Cash (Used In) Provided by Investing Activities

In 2020, we used $0.2 million in cash for capital expenditures, which was offset in part by minimal amounts received from the sale of equipment.

Our investing activities provided cash of $12.0 million in 2019. Net cash provided by investing activities consisted primarily of proceeds from maturing marketable securities, which were used to fund a portion of the cash used in our operating activities, offset in part by $0.9 million of cash paid to the former stockholder of Performance Bridge as additional earnout consideration and $0.5 million of cash to acquire software.

Cash Provided by Financing Activities

Our financing activities provided cash of $69.4 million in 2020. Net cash provided by financing activities consisted of $66.3 million in net proceeds received from our sales of common stock, $2.1 million in proceeds received from the exercise of stock warrants and $1.1 million received from the exercise of stock options and purchases of shares under our ESPP. Proceeds received from loans that we received under the Paycheck Protection Program in April 2020 were repaid in full in May 2020.

Our financing activities provided cash of $24.6 million in 2019. Net cash provided by financing activities consisted of $23.9 million in net proceeds received from our sales of common stock and $0.8 million received from the exercise of stock options and purchases of shares under our ESPP.

Capital Resources

We have generated significant losses since inception and expect to continue to generate losses for the foreseeable future. We believe that our current cash and cash equivalents balances will be sufficient to fund our operations in the ordinary course of business for at least the next twelve months from the date of this filing.  However, our current cash and cash equivalents may not be sufficient to support the development of our business to the point at which we have positive cash flows from operations. In addition, we intend to continue to evaluate potential acquisitions of and/or investments in companies or technologies that complement our business and may make such acquisitions and/or investments in the future.  Accordingly, we may need to obtain additional sources of capital in the future. We plan to meet our future needs for additional capital through equity and/or debt financings.  We currently have no available lines of credit for future borrowings. Future equity or debt financing may not be available on favorable terms or at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when required, our ability to continue to support our business growth, including through acquisitions, scale our infrastructure, develop product enhancements and respond to business challenges could be significantly impaired. If we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing.

As of December 31, 2020, we had no outstanding debt obligations. We have no present agreements or commitments with respect to any material acquisitions of businesses or technologies or any other material capital expenditures.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Veritone, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Veritone, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit) , and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Newport Beach, California

March 5, 2021

VERITONE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share and share data)

	As of
	December 31,	December 31,
	2020	2019
ASSETS
Cash and cash equivalents	$114,817	$44,065
Accounts receivable, net	16,666	21,352
Expenditures billable to clients	18,365	10,286
Prepaid expenses and other current assets	6,719	5,409
Total current assets	156,567	81,112
Property, equipment and improvements, net	2,354	3,214
Intangible assets, net	10,744	16,126
Goodwill	6,904	6,904
Long-term restricted cash	855	855
Other assets	230	315
Total assets	$177,654	$108,526
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$15,632	$17,014
Accrued media payments	55,874	26,664
Client advances	6,496	9,080
Other accrued liabilities	10,246	6,978
Total current liabilities	88,248	59,736
Other non-current liabilities	1,196	1,379
Total liabilities	89,444	61,115
Commitments and contingencies (Note 7)
Stockholders' equity
Common stock, par value $0.001 per share; 75,000,000 shares authorized; 31,799,354 and 25,670,737 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	32	26
Additional paid-in capital	368,477	279,828
Accumulated deficit	(280,365)	(232,489)
Accumulated other comprehensive income	66	46
Total stockholders' equity	88,210	47,411
Total liabilities and stockholders' equity	$177,654	$108,526

The accompanying notes are an integral part of these consolidated financial statements.

VERITONE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share and share data)

	Year Ended
	December 31,
	2020	2019
Revenue	$57,708	$49,648
Operating expenses:
Cost of revenue	15,663	15,261
Sales and marketing	19,877	23,508
Research and development	14,379	22,776
General and administrative	50,080	47,314
Amortization	5,382	4,860
Total operating expenses	105,381	113,719
Loss from operations	(47,673)	(64,071)
Other (expense) income, net	(127)	541
Loss before provision for (benefit from) income taxes	(47,800)	(63,530)
Provision for (benefit from) income taxes	76	(1,452)
Net loss	$(47,876)	$(62,078)
Net loss per share:
Basic and diluted	$(1.73)	$(2.85)
Weighted average shares outstanding:
Basic and diluted	27,594,911	21,797,714
Comprehensive loss:
Net loss	(47,876)	(62,078)
Unrealized gain on marketable securities, net of income taxes	—	48
Foreign currency translation gain (loss), net of income taxes	20	(3)
Total comprehensive loss	$(47,856)	$(62,033)

The accompanying notes are an integral part of these consolidated financial statements.

VERITONE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
Balance as of December 31, 2018	19,335,220	$19	$230,674	$(170,411)	$1	$60,283
Common stock offerings, net	5,205,430	6	24,367	—	—	24,373
Common stock issued under employee stock plans, net	233,687	—	764	—	—	764
Stock-based compensation expense	—	—	19,402	—	—	19,402
Common stock issued for acquisitions	896,400	1	3,861	—	—	3,862
Machine Box holdback consideration	—	—	760	—	—	760
Net loss	—	—	—	(62,078)	—	(62,078)
Other comprehensive gain	—	—	—	—	45	45
Balance as of December 31, 2019	25,670,737	26	279,828	(232,489)	46	47,411
Common stock offerings, net	4,941,317	5	65,752	—	—	65,757
Common stock issued under employee stock plans, net	482,417	1	1,059	—	—	1,060
Common stock issued for services	12,100	—	95	—	—	95
Release of Machine Box holdback consideration	105,898	—	—	—	—	—
Stock-based compensation expense	—	—	19,481	—	—	19,481
Exercise of warrants	596,437	—	2,100	—	—	2,100
Issuance of warrants	—	—	308	—	—	308
Common stock returned from acquisition escrow	(9,552)	—	(146)	—	—	(146)
Net loss	—	—	—	(47,876)	—	(47,876)
Other comprehensive gain	—	—	—	—	20	20
Balance as of December 31, 2020	31,799,354	$32	$368,477	$(280,365)	$66	$88,210

The accompanying notes are an integral part of these consolidated financial statements.

VERITONE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended
	December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(47,876)	$(62,078)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,407	5,947
Deferred income taxes, net	—	(1,489)
Warrant expense	102	-
Change in fair value of warrant liability	200	(16)
Provision for doubtful accounts	293	51
Stock-based compensation expense	19,539	20,657
Common stock returned from acquisition escrow	(146)	—
Other	(46)	—
Changes in assets and liabilities:
Accounts receivable	4,393	7,739
Expenditures billable to clients	(8,079)	(7,591)
Prepaid expenses and other current assets	(1,726)	(1,622)
Accounts payable	(1,382)	(11,718)
Accrued media payments	29,210	9,135
Client advances	(2,584)	9,554
Other accrued liabilities	3,311	1,006
Other liabilities	(183)	(7)
Net cash provided by (used in) operating activities	1,433	(30,432)
Cash flows from investing activities:
Proceeds from sales of marketable securities	—	13,614
Proceeds from the sale of equipment	56	—
Capital expenditures	(175)	(293)
Intangible assets acquired	—	(477)
Acquisition of businesses, net of cash acquired	—	(883)
Net cash (used in) provided by investing activities	(119)	11,961
Cash flows from financing activities:
Proceeds from common stock offerings, net	66,278	23,851
Proceeds from loan	6,491	—
Repayment of loan	(6,491)	—
Proceeds from the exercise of warrants	2,100	—
Proceeds from issuances of stock under employee stock plans, net	1,060	764
Net cash provided by financing activities	69,438	24,615
Net increase in cash and cash equivalents and restricted cash	70,752	6,144
Cash and cash equivalents and restricted cash, beginning of period	44,920	38,776
Cash and cash equivalents and restricted cash, end of period	$115,672	$44,920
Supplemental Disclosure of Cash Flow Information
Cash paid during periods for:
Taxes paid	$69	$14
Non-cash investing and financing activities:
Shares issued for acquisition of businesses and holdback consideration	—	4,622

The accompanying notes are an integral part of these consolidated financial statements.

VERITONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data and percentages)

NOTE 1. DESCRIPTION OF BUSINESS

Veritone, Inc., a Delaware corporation (“Veritone”) (together with its wholly owned subsidiaries, collectively, the “Company”), is a provider of artificial intelligence (“AI”) computing solutions. The Company’s proprietary AI operating system, aiWARETM, uses machine learning algorithms, or AI models, together with a suite of powerful applications, to reveal valuable insights from vast amounts of structured and unstructured data. The platform offers capabilities that mimic human cognitive functions such as perception, prediction and problem solving, enabling users to quickly, efficiently and cost effectively transform unstructured data into structured data, and analyze and optimize data to drive business processes and insights.  aiWARE is based on an open architecture that enables new AI models, applications and workflows to be added quickly and efficiently, resulting in a future-proof, scalable and evolving solution that can be leveraged by organizations across a broad range of industries, including media and entertainment, government, legal and compliance, energy and other vertical markets.

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

Reclassifications

Certain reclassifications to other assets have been made to prior year amounts for consistency and comparability with the current year’s financial statement presentation. These reclassifications had no effect on the reported total assets and liabilities.

Amortization expense, which was presented in prior year periods within cost of revenue, sales and marketing, research and development, and general and administrative operating expenses, has been reclassified and is presented as a single separate line item in operating expenses. Gross profit, which was previously reflected in the statement of operations and comprehensive loss, is no longer presented. Additionally, cost of revenue, which was presented in prior periods within gross profit, is now presented as an operating expense. The Company believes that this presentation more accurately reflects the Company’s cost of revenue and operating expenses. These reclassifications had no effect on reported net loss.

Liquidity and Capital Resources

During 2020 and 2019, the Company generated cash flows from operations of $1,433 and negative cash flows from operations of $30,432, respectively, and incurred net losses of $47,876 and $62,078, respectively.  Also, the Company had an accumulated deficit of $280,365 as of December 31, 2020. Historically, the Company has satisfied its capital needs with the net proceeds from its sales of equity securities, its issuance of convertible debt, and the exercise of common stock warrants.  In 2020, the Company completed an offering of its common stock for aggregate net proceeds of $59,771. In 2020 and 2019, the Company raised net proceeds of $5,986 and $24,373, respectively, through sales of its common stock under an Equity Distribution Agreement dated June 1, 2018 (the “Equity Distribution Agreement”).

The Company expects to continue to generate net losses for the foreseeable future as it makes significant investments in developing and selling its aiWARE SaaS solutions. Management believes that the Company’s existing balances of cash and cash equivalents, which totaled $114,817 as of December 31, 2020, will be sufficient to meet its anticipated cash requirements for at least twelve months from the date that these financial statements are issued. However, the Company’s current cash and cash equivalents may not be sufficient to support the development of its business to the point at which it has positive cash flows from operations. The Company plans to meet its future needs for additional capital through equity and/or debt financings.  Equity financings may include sales of common stock. Such financing may not be available on terms favorable to the Company or at all.  If the Company is unable to obtain adequate financing or financing on terms satisfactory to it when required, the Company’s ability to continue to support its business growth, scale its infrastructure, develop product enhancements and to respond to business challenges could be significantly impaired.

Use of Accounting Estimates

The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the accompanying consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The principal estimates relate to revenue recognition, allowance for doubtful accounts, purchase accounting, impairment of long-lived assets, the valuation of stock awards and stock warrants and income taxes, where applicable.

There has been uncertainty and disruption in the global economy and financial markets due to the COVID-19 pandemic. The Company is not aware of any specific event or circumstance that would require an update to its estimates or assumptions or a revision of the carrying value of its assets or liabilities as of the date of filing of this Annual Report on Form 10-K.

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

Cash Equivalents and Marketable Securities

All highly liquid investments with maturities of three months or less at the date of purchase are classified as cash equivalents. Marketable securities are classified and accounted for as available-for-sale securities. Management determines the appropriate classification of its investments at the time of purchase and reevaluates the classifications at each balance sheet date. Marketable securities are classified as short-term based on their availability for use in current operations. Marketable securities are carried at fair value, with unrealized gains and losses, net of income taxes, reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity, with the exception of unrealized losses believed to be other-than-temporary, which are reported in the Company’s consolidated statement of operations and comprehensive loss in the period in which such determination is made.

Accounts Receivable and Expenditures Billable to Clients

Accounts receivable consist primarily of amounts due from the Company’s clients and customers under normal trade terms. Allowances for uncollectible accounts are recorded based upon a number of factors that are reviewed by the Company on an ongoing basis, including historical amounts that have been written off, an evaluation of current economic conditions, and an assessment of customer creditworthiness. Judgment is required in assessing the ultimate realization of accounts receivable.

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

The Company classifies its cash equivalents (including money market funds) within Level 1 of the fair value hierarchy on the basis of valuations based on quoted prices for the specific securities in an active market.

The Company’s stock warrants are categorized as Level 3 within the fair value hierarchy.  Stock warrants are recorded within other accrued liabilities and equity in the Company’s consolidated balance sheets as of December 31, 2020 and 2019. The warrants have been recorded at their fair values using a probability weighted expected return model or Black-Scholes-Merton option pricing model.  These models incorporate contractual terms and assumptions regarding expected term, risk-free rates and volatility.  The value of the Company’s stock warrants would increase if a higher risk-free interest rate was used, and would decrease if a lower risk-free interest rate was used. Similarly, a higher volatility assumption would increase the value of the stock warrants, and a lower volatility assumption would decrease the value of the stock warrants. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management with the assistance of a third-party valuation specialist.

The Company’s other financial instruments consist primarily of cash, accounts receivable and accounts payable.  The Company has determined that the carrying values of these financial instruments approximate fair value for the periods presented due to their short-term nature and the relatively stable current interest rate environment.

Long-Term Restricted Cash

Long-term restricted cash consists primarily of collateral required as security for the Company’s corporate credit cards.

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

Intangible asset amortization expense is recorded in the consolidated statements of operations and comprehensive loss.

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

No impairment of goodwill or long-lived assets was recorded for the years ended December 31, 2020 and 2019.

Revenue Recognition

The Company recognizes revenue under its contracts with customers in accordance with ASU 2014-09, Revenue from Contracts with Customers (“Topic 606”). The Company derives its revenues primarily from three sources: (1) subscription revenues, which are comprised primarily of subscription and related fees from customers for access to and use of the Company’s platforms and associated services delivered as software-as-a-service (“SaaS”) and (2) content licensing revenues, which are comprised primarily of fees from customers for licenses to third-party content owners’ digital assets and (3) advertising revenues.

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

aiWARE SaaS Revenues

The Company has agreements with its customers under which it provides customers with access to and use the Company’s aiWARE and digital content management platforms.  Under most agreements, the Company provides access to the platform, specified applications and associated data ingestion, hosting and/or processing services, and standard user support.  Fees for these services typically take the form of a fixed monthly subscription fee, with certain contracts specifying usage-based fees for data processing services in excess of the data processing services included as part of such subscription services. Fees for excess usage-based data processing services are accounted for as variable consideration.  In certain cases, the fixed monthly subscription fee may adjust during each monthly period of the contract based on changes in the monthly volume of services, at the rates established in the contract.  These contracts typically have terms ranging from one to three years, with renewal options, and do not contain refund-type provisions.  All significant services provided as part of these subscription arrangements are highly interdependent and constitute a single performance obligation comprised of a series of distinct services transferred to the customer in a similar manner throughout the contract term (collectively, the “subscription services”), with the exception of the additional usage-based services, which represent a separate performance obligation as discussed below.  The fixed subscription fees are recognized as revenue ratably over the contract term, at the applicable monthly rate, as the performance obligation is satisfied, as this best depicts the pattern of control transfer. If a portion of the term of a contract is cancellable, the Company determines the transaction price for, and recognizes revenue ratably over, the non-cancellable portion of the term of the contract. In certain SaaS arrangements with broadcasters, the fees for subscription services are paid by broadcasters with advertising inventory that is provided to and monetized by the Company. The Company recognizes revenue for these arrangements based on the fair value of the advertising inventory.

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

The Company also enters into software license agreements with customers under which the Company provides software representing an on-premises deployment of its aiWARE platform or components thereof.  Under these license agreements, the customer is responsible for the installation and configuration of the software in the customer-controlled environment.  The Company recognizes the license fees as revenue under these agreements at the time that the software is made available by the Company for download by the customer.

The Company typically invoices its aiWARE SaaS customers for subscription services monthly, for on-premises software at the time the software is made available for download by the customer, and for professional services either monthly or in accordance with an agreed upon invoicing schedule.  Invoices are typically due and payable within 30 days following the date of invoice.  Amounts that have been invoiced are recorded in accounts receivable or in deferred revenue, depending on whether transfer of control to customers of the promised services has occurred.

aiWARE Content Licensing Revenues

The Company has agreements with third-party owners of digital assets pursuant to which the Company licenses those assets to customers and remits royalties to the content owners. In licensing such third-party digital assets, the Company hosts public and private content libraries on the Company’s platform to enable customers to view and search for digital assets to be licensed, establishes and negotiates with customers the scope and term of, and the prices for, licenses to those digital assets, and makes the licensed digital assets available to the end-customers.  The Company is considered the principal under most agreements that have this range of services due to obtaining control prior to transfer of the assets, and the Company records the revenue from the customer gross of royalties due to the content owner. In limited cases, the Company does not obtain control prior to transfer of the assets, and accordingly, the Company records revenues net of royalties due to the content owner.

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

Advertising Revenues

The Company’s advertising services consist primarily of placing advertisements for clients with media vendors, including broadcasters, podcasters and digital media providers. The Company receives fees, at varying rates of gross advertising media placed, as consideration for services performed by the Company. Under the most common billing arrangements, the Company bills and collects the gross cost of the advertisement it places, less any discounts negotiated with its client off of the media vendor’s standard agency fee. The Company then remits to the media vendor the gross amount less the standard agency fee. The amount billed to the client, less the amount payable to the media vendor, represents the Company’s fees and is recognized as revenue.

All significant services performed by the Company under its contracts with advertising clients in conjunction with media placements, including planning and placing media and verifying that advertisements have aired, represent a single performance obligation as such services are highly interrelated.  The Company’s fee, which represents the transaction price, is recognized as revenue at a point in time when the advertisement is aired, which is the point at which the Company has an enforceable right to payment of its fees.

The Company’s clients may be required to make a deposit or prepay the gross costs of advertisements, including the Company’s fees. Such amounts are reflected as client advances on the Company’s consolidated balance sheets until all revenue recognition criteria have been met.

Gross Versus Net Revenue Recognition

The Company reports revenue on a gross or net basis based on management’s assessment of whether the Company acts as a principal or agent in the transaction. To the extent the Company acts as the principal, revenue is reported on a gross basis, net of any sales tax from customers, when applicable. The determination of whether the Company acts as a principal or an agent in a transaction is based on an evaluation of whether the Company controls the good or service prior to transfer to the customer. The Company has determined that it acts as the principal in providing all of its services with the exception of certain advertising services, where the Company recognizes its fees on a net basis.

Remaining Performance Obligations

As of December 31, 2020, the aggregate amount of the transaction prices under the Company’s contracts allocated to the Company’s remaining performance obligations was $5,024, approximately 69% of which the Company expects to recognize as revenue over the next twelve months, and the remainder thereafter.  This aggregate amount excludes amounts allocated to remaining performance obligations under contracts that have an original duration of one year or less and variable consideration that is allocated to remaining performance obligations.

Cost of Revenue

Cost of revenue related to the Company’s advertising business consists of production costs relating to advertising content for advertisements placed for clients, and amounts payable to media vendors under revenue sharing arrangements for ad inventory transferred to and monetized by the Company.

Cost of revenue related to the Company’s aiWARE content licensing and media services include royalties paid to content owners on revenue generated from the Company’s licensing of their content, and fees charged by vendors that provide products and services in support of the Company’s live event services and obtaining of talent and property clearances.

Cost of revenue related to the Company’s aiWARE SaaS solutions consists primarily of fees charged by vendors for cloud infrastructure, computing and storage services and cognitive processing services related to the operation of the Company’s platforms. The Company’s arrangements with cloud infrastructure providers typically require fees that are based on computing time, data storage and transfer volumes, and reserved computing capacity. The Company also pays fees to third-party providers of AI models, which are generally based upon the hours of media processed through their models.

Stock-Based Compensation

Stock-based compensation expense is estimated at the grant date based on the fair value of the award.

Prior to the Company’s initial public offering (“IPO”), the fair values of restricted stock awards were estimated at the date of grant by using both the option-pricing method and the probability-weighted expected return method. All restricted stock awards granted prior to the Company’s IPO have vested in full as of the fourth quarter of 2020. Following the Company’s IPO, the fair values of restricted stock and restricted stock unit awards granted by the Company are based on the closing market price of the Company’s common stock on the date of grant.

The Company estimates the fair values of stock options having time-based vesting conditions, as well as purchase rights under the Company’s Employee Stock Purchase Plan (“ESPP”), using the Black-Scholes-Merton option pricing model.  The Company’s performance-based stock options vest if a specified target price for the Company’s common stock is achieved.  The Company estimates the fair values of performance-based stock options utilizing a Monte Carlo simulation model, to estimate the date that the specified stock price targets will be achieved (the attainment date), and the Black-Scholes-Merton option pricing model. A fair value is determined for each tranche of such performance-based stock options that is tied to a particular stock price target.

Determining the appropriate fair values of stock options and ESPP purchase rights at the grant date requires significant judgment, including estimating the volatility of the Company’s common stock, the expected term of awards, and the derived service periods for each tranche of performance stock options. In determining fair values, the Company estimated volatility based on the historical volatility of its own common stock along with the volatility of the peer group. In calculating estimated volatility, as the number of years of trading history for the Company’s common stock has increased, the volatility of the Company’s common stock has been given a weighting ranging from 25% to 50% and the volatility of the peer group companies has been given a weighting ranging from 75% to 50%, with each peer company weighted equally. The Company will continue utilizing this combination and will periodically adjust the weightings as additional historical volatility data for its own shares of common stock becomes available.

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

The fair value of stock-based awards (other than performance-based stock options) is amortized using the straight-line attribution method over the requisite service period of the award, which is generally the vesting period. For performance-based stock options, expense is recognized over a graded-vesting attribution basis over the period from the grant date to the estimated attainment date, which is the derived service period of each tranche of the award.

In recording stock-based compensation expense, the Company accounts for actual forfeitures as they occur and does not estimate forfeitures.

If performance options are modified, the fair values and the new derived service periods of the modified awards as of the date of modification and the fair values of the original awards immediately before the modification are determined.  The amount of incremental compensation expense resulting from the modification of each award is equal to the excess of the fair value of the modified award on the date of modification over the fair value of the original award immediately before the modification. The incremental compensation expense is recognized over the new derived service period of the modified award.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred and are primarily included in sales and marketing expenses in the Company’s consolidated statements of operations and comprehensive loss. Advertising and marketing costs include online and print advertising, public relations, tradeshows, and sponsorships. For the years ended December 31, 2020 and 2019, the Company recorded expense of $1,214 and $1,763, respectively, for advertising and marketing costs.

Research and Development Costs and Software Development Costs

Research and development costs are expensed as incurred.

Costs related to the development of computer software to be sold, leased, or otherwise marketed by the Company in the future are expensed as incurred. The costs of internal-use software that is developed to meet the Company’s needs and will not be marketed externally is subject to capitalization. The company capitalized $72 of software development costs in 2020 and no software development costs were capitalized in 2019.

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

Segment Information

The Company reports segment information based on the internal reporting used by the chief operating decision maker for making decisions and assessing performance as the source of the Company’s reportable segments.  The Company’s reportable segments include Advertising, aiWARE Content Licensing and Media Services and aiWARE SaaS Solutions. In making decisions and assessing performance, the chief operating decision maker evaluates revenue of each reportable segment (see Note 6) but does not evaluate other metrics such as total assets, net income (loss), capital expenditures, goodwill or other intangible assets financial information by reportable segment. The Company evaluates the cost of revenue on a combined but not allocated basis, and evaluates all other operating expenses on a consolidated basis.  The Company’s presence is primarily in the United States of America and it therefore does not have geographic segments to report.

Significant Customers

No individual customer accounted for 10% or more of the Company’s revenue for the years ended December 31, 2020 and 2019. Two advertising clients individually accounted for 10% or more of the Company’s accounts receivable as of December 31, 2020, and no individual customers accounted for 10% or more of accounts receivable as of December 31, 2019.

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with what management believes are quality financial institutions in the United States and performs periodic evaluations of the relative credit standing of these financial institutions in order to limit the amount of credit exposure with any one institution. At times, the value of the United States deposits exceeds federally insured limits. The Company has not experienced any losses in such accounts.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326). which requires measurement and recognition of expected credit losses for financial assets held. This standard will be effective for the Company beginning in the first quarter of fiscal year 2023, and early adoption is permitted. The Company is currently evaluating the impact that this standard will have on its consolidated financial statements and related disclosures as well as the timing of adoption.

In December 2019, the FASB issued ASU 2019-12 to simplify the accounting in ASC 740, Income Taxes. This standard removes certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. This guidance also clarifies and simplifies other areas of ASC 740. This standard will be effective for the Company beginning in the first quarter of fiscal year 2022, and early adoption is permitted. The Company is currently evaluating the impact that this standard will have on its financial statements and related disclosures as well as the timing of adoption.

NOTE 3. NET LOSS PER SHARE

The following table presents the computation of basic and diluted net loss per share:

	Year Ended
	December 31,
	2020	2019
Numerator
Net loss	$(47,876)	$(62,078)
Denominator
Weighted-average common shares outstanding	27,609,403	21,845,536
Less: Weighted-average shares subject to repurchase	(14,492)	(47,822)
Denominator for basic and diluted net loss per share attributable to common stockholders	27,594,911	21,797,714
Basic and diluted net loss per share	$(1.73)	$(2.85)

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

	Year Ended
	December 31,
	2020	2019
Common stock options and restricted stock units	10,251,790	9,858,931
Warrants to purchase common stock	1,470,812	1,297,151
	11,722,602	11,156,082

NOTE 4. FINANCIAL INSTRUMENTS

Cash, Cash Equivalents

The Company’s money market funds are categorized as Level 1 within the fair value hierarchy. As of December 31, 2020, the Company’s cash and cash equivalents were as follows:

		Gross		Cash and
		Unrealized	Fair	Cash	Marketable
	Cost	Losses	Value	Equivalents	Securities
Cash	$44,795	$—	$44,795	$44,795	$—
Level 1:
Money market funds	70,022	—	70,022	70,022	—
Total	$114,817	$—	$114,817	$114,817	$—

As of December 31, 2019, the Company’s cash and cash equivalents were as follows:

		Gross		Cash and
		Unrealized	Fair	Cash	Marketable
	Cost	Losses	Value	Equivalents	Securities
Cash	$23,710	$—	$23,710	$23,710	$—
Level 1:
Money market funds	20,355	—	20,355	20,355	—
Total	$44,065	$—	$44,065	$44,065	$—

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

In April 2020, in connection with a consulting agreement between the Company and a consulting firm, the Company issued to such firm a warrant to purchase up to 50,000 shares of the Company’s common stock (the “Compensation Warrant”). The Compensation Warrant was fully vested and exercisable upon issuance, has an exercise price of $3.01 per share and expires on December 31, 2021. The holder is able to redeem the warrant for a number of shares having a value equal to the in-the-money value of the warrant. The fair value of this stock warrant is $59, which was determined using the Black-Scholes option-pricing model and was recorded in general and administrative operating expenses during the year ended December 31, 2020. The Company also issued to such firm in connection with the consulting agreement an additional warrant to purchase up to 400,000 shares of the Company’s common stock (the “Performance Warrant” and collectively with the Compensation Warrant, the “2020 Stock Warrants”). The Performance Warrant has an exercise price of $3.01 per share, shall vest and become exercisable in three substantially equal installments of 133,333 shares upon the achievement of specified performance goals and/or a market condition, and expires on December 31, 2023. The market condition has been achieved and, accordingly, the first installment of 133,333 shares underlying the Performance Warrant has vested and is exercisable. The fair value of the installment of the Performance Warrant tied to the market condition is $43, which was determined using a Monte Carlo simulation model and was recorded in general and administrative operating expenses for the year ended December 31, 2020. The Company has not recorded any fair value with respect to the remaining installments linked to performance goals, because the achievement of such performance goals is not yet considered probable.

The following table summarizes quantitative information with respect to the significant unobservable inputs that were used to value the 2020 Stock Warrants:

	Compensation	Performance
	Warrant	Warrant
Volatility	88%	85%
Risk-free rate	0.23%	0.34%
Term	1.7 years	3.7 years

In April 2018, in connection with the advisory agreement between the Company and a financial advisory firm, the Company issued such firm a five-year warrant to purchase up to 20,000 shares of the Company’s common stock (“April 2018 Warrant”). The April 2018 Warrant was fully vested and exercisable upon issuance and has an exercise price of $11.73 per share and expires on April 6, 2023. The Company recorded this stock warrant at its fair value of $207 using the Black-Scholes option-pricing model. The holder is able to redeem the warrant for a number of shares having a value equal to the in-the-money value of the warrant. The April 2018 Warrant was outstanding at December 31, 2020.

NOTE 5. GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

The carrying amount of goodwill was $6,904 as of December 31, 2020 and December 31, 2019.

Intangible Assets

The following table sets forth the Company’s finite-lived intangible assets resulting from business acquisitions and other purchases, which continue to be amortized:

		December 31, 2020			December 31, 2019
	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Software and technology	1.4	$3,582	$(3,357)	$225	$3,582	$(2,171)	$1,411
Licensed technology	0.7	500	(375)	125	500	(208)	292
Developed technology	2.7	9,600	(4,480)	5,120	9,600	(2,560)	7,040
Customer relationships	2.7	9,300	(4,340)	4,960	9,300	(2,480)	6,820
Trademarks and trade names	0.0	100	(100)	-	100	(59)	41
Noncompete agreements	1.6	800	(486)	314	800	(278)	522
Total	2.6	$23,882	$(13,138)	$10,744	$23,882	$(7,756)	$16,126

The following table presents future amortization of the Company’s finite-lived intangible assets at December 31, 2020:

2021	$4,261
2022	3,963
2023	2,520
Total	$10,744

NOTE 6. CONSOLIDATED FINANCIAL STATEMENTS DETAILS

Consolidated Balance Sheets Details

Cash and cash equivalents

As of December 31, 2020 and December 31, 2019, the Company had cash and cash equivalents of $114,817 and $44,065, respectively, including $40,052 and $15,003, respectively, of cash received from advertising clients and content licensees for future payments to vendors.

Accounts Receivable, Net

Accounts receivable consisted of the following:

	As of
	December 31,	December 31,
	2020	2019
Accounts receivable — Advertising	$12,641	$19,184
Accounts receivable — Other	4,143	2,197
	16,784	21,381
Less: allowance for doubtful accounts	(118)	(29)
Accounts receivable, net	$16,666	$21,352

The amount that the Company invoices and collects from advertising clients includes the cost of the advertisements placed for them with media vendors and the amount of the fee earned by the Company.  The average fees earned by the Company is typically less than 15% of the total amount invoiced and collected from the advertising clients.

Property, Equipment and Improvements, Net

Property, equipment and improvements consisted of the following:

	As of
	December 31,	December 31,
	2020	2019
Property and equipment	$2,365	$2,247
Leasehold improvements	2,899	2,876
	5,264	5,123
Less: accumulated depreciation	(2,910)	(1,909)
Property, equipment and improvements, net	$2,354	$3,214

Depreciation expense was $1,025 and $1,087 for the years ended December 31, 2020 and 2019, respectively. During the year ended December 31, 2020, the Company disposed of $34 in property, equipment, and improvements and recorded a $10 loss on disposal.

Accounts Payable

Accounts payable consisted of the following:

	As of
	December 31,	December 31,
	2020	2019
Accounts payable — Advertising	$14,667	$15,697
Accounts payable — Other	965	1,317
Total	$15,632	$17,014

Accounts payable – Advertising reflects the amounts due to media vendors for advertisements placed on behalf of the Company’s advertising clients.

Consolidated Statements of Operations and Comprehensive Loss Details

Revenue

Revenue for the periods presented were comprised of the following:

	Year Ended
	December 31,
	2020	2019
Advertising	$31,550	$24,364
aiWARE SaaS Solutions	13,863	10,653
aiWARE Content Licensing and Media Services	12,295	14,631
Total revenue	$57,708	$49,648

During the years ended December 31, 2020 and 2019, the Company’s advertising business made $257,817 and $216,483 in gross media placements, of which $237,883 and $200,709, respectively, were billed directly to clients. Of the amounts billed directly to clients, $212,273 and $177,930 represented media-related costs netted against billings during the years ended December 31, 2020 and 2019, respectively.

Disaggregated Revenue

Revenue disaggregated was as follows:

	Year Ended
	December 31,
	2020	2019
Advertising (by service type):
Agency	$27,531	$24,270
VeriAds	4,019	94
Sub-total	31,550	24,364
aiWARE SaaS Solutions (by market):
Media and Entertainment	10,804	9,735
Government, Legal and Compliance	1,944	918
Other Markets	1,115	-
Sub-total	13,863	10,653
aiWARE Content Licensing and Media Services (by service type):
Content Licensing	11,673	13,738
Media Services	622	893
Sub-total	12,295	14,631
Total revenue	$57,708	$49,648

Other (Expense) Income, Net

Other (expense) income, net for the periods presented was comprised of the following:

	Year Ended
	December 31,
	2020	2019
Interest income, net	$85	$549
Change in fair value of warrant liability	(200)	16
Other	(12)	(24)
Other (expense) income, net	$(127)	$541

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

As of December 31, 2020, future minimum lease payments were as follows:

Minimum
Annual
Lease
Year Ending December 31,	Payments
2021	$2,242
2022	1,884
2023	1,685
2024	1,730
Total minimum payments	$7,541

The total rent expense for all operating leases was $3,031 and $2,987 for the years ended December 31, 2020 and 2019, respectively.

Sales Taxes

 The Company collects and remits sales tax in jurisdictions in which it has a physical presence or it believes nexus exists, which therefore obligates the Company to collect and remit sales tax. During the year ended December 31, 2020, the Company recorded a $1,036 liability for potential exposure in several states where there is uncertainty about the point in time at which the Company established a sufficient business connection to create nexus.

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

NOTE 8. STOCKHOLDERS’ EQUITY

December 2020 Common Stock Offering

In December 2020, the Company completed an offering of its common stock, pursuant to which the Company sold an aggregate of 3,450,000 shares of common stock (which included the full exercise of the underwriters’ option to purchase additional shares) at a price of $18.50 per share, for aggregate net proceeds of approximately $59,771 after deducting underwriting discounts and commissions and offering costs of approximately $4,054.

Other Common Stock Transactions

In June 2018, the Company entered into an Equity Distribution Agreement with JMP Securities as sales agent, pursuant to which it could offer and sell, from time to time, through JMP Securities, shares of its common stock having an aggregate offering price of up to $50,000.  In 2020 and 2019, the Company issued an aggregate of 1,491,317 and 5,205,430 shares of its common stock, respectively, which were sold pursuant to the Equity Distribution Agreement. In 2020 and 2019, the Company received net proceeds from such sales of $5,986 and $24,373 after deducting expenses of $291 and $756, respectively. The Company voluntarily terminated the Equity Distribution Agreement in January 2021.

In 2020, the Company issued 154,311 shares of its common stock upon the exercise of warrants for an aggregate exercise price of $2,100, and issued an aggregate of 442,126 shares of common stock upon exercises of warrants to purchase an aggregate of 813,400 shares of common stock, which were effected on a net exercise basis without cash payment of the exercise price.

In 2020, the Company issued 12,100 shares of its common stock to consultants in consideration for services rendered. The Company valued these stock issuances based on the closing price of its common stock on the issuance date and recorded the expense of $95 in general and administrative expenses in the Company’s consolidated statement of operations and comprehensive loss for the year ended December 31, 2020.

In 2020 and 2019, the Company issued an aggregate of 482,417 and 233,687 shares of its common stock, respectively, in connection with the exercise of stock options, grants of restricted stock awards and vesting of restricted stock units (net of forfeitures of restricted stock) under its stock incentive plans, and purchases under its Employee Stock Purchase Plan (the “ESPP”).

In September 2018, the Company acquired all of the outstanding capital stock of Machine Box, Inc. (“Machine Box”). The purchase consideration for the acquisition was comprised of the initial consideration paid at closing and additional contingent amounts that were payable if Machine Box achieved certain technical development and integration milestones within 12 months after the closing of the acquisition, and 80% of such consideration was payable by issuance of shares of the Company’s common stock to the former stockholders of Machine Box. During 2019, the Company determined that Machine Box had achieved the technical development and integration milestones required to be completed during such period and, as a result, the former Machine Box stockholders became entitled to receive an aggregate of 394,604 shares of the Company’s common stock, valued at $2,389 based on the closing price of the Company’s common stock on the respective milestone dates, of which an aggregate of 315,687 shares were issued to them, and 78,917 shares were held back from issuance by the Company to secure certain indemnification and other obligations of the former stockholders.

In 2020, the Company issued an aggregate of 105,898 shares of common stock to the former stockholders of Machine Box, representing all of the shares previously held back from issuance by the Company with respect to the initial consideration and the additional contingent consideration.

In August 2018, the Company acquired all of the outstanding capital stock of S Media Limited (d/b/a Performance Bridge Media) (“Performance Bridge”). The purchase consideration for the acquisition was comprised of the initial consideration paid at closing and additional earnout consideration that was payable if Performance Bridge achieved certain revenue milestones for its 2018 fiscal year, and 80% of such consideration was payable by issuance of shares of the Company’s common stock to the former stockholder of Performance Bridge. The initial consideration was subject to adjustment based on a final calculation of Performance Bridge’s net assets at closing, which was completed in the first quarter of 2019 and resulted in the issuance to the former stockholder of Performance Bridge an additional 6,482 shares of common stock valued at $34 based on the closing price of the Company’s common stock on January 25, 2019, which was the date both parties agreed upon the final calculation. In March 2019, the Company determined that the additional earnout consideration had been earned and the former stockholder of Performance Bridge became entitled to receive 574,231 shares of the Company’s common stock, valued at $3,026 based on the closing price of the Company’s common stock on March 28, 2019, which were paid and issued to the former stockholder of Performance Bridge in 2019.

In 2020, 9,552 shares of common stock, which represented a portion of the consideration for the Company’s acquisition of Wazee Digital, Inc. (“Wazee”) in 2018 that was previously deposited in a third-party escrow account to secure certain indemnification obligations of the former stockholders of Wazee Digital, were returned to the Company and cancelled in connection with the resolution of a claim for indemnification made by the Company.

Common Stock Warrants

As discussed in Note 4 and above, in 2020, the Company issued warrants to purchase an aggregate of 450,000 shares of the Company’s common stock and warrants to purchase an aggregate of 967,711 shares of common stock were exercised in 2020.

The table below summarizes the warrants outstanding at December 31, 2020:

			Number of
		Exercise	Shares of
Issuance Date	Life in Years	Price	Common Stock
Various dates in 2017	10	$13.6088	313,440
April 2018	5	$11.73	20,000
April 2020 Compensation Warrant	1.7	$3.01	50,000
April 2020 Performance Warrant	3.7	$3.01	396,000
			779,440

The table below summarizes the warrants outstanding at December 31, 2019:

			Number of
		Exercise	Shares of
Issuance Date	Life in Years	Price	Common Stock
May 2017	5	$13.6088	809,400
Various dates in 2017	10	$13.6088	313,440
Various dates in 2016	4	$13.6088	154,311
April 2018	5	$11.73	20,000
			1,297,151

NOTE 9. STOCK PLANS

2014 Stock Incentive Plan

In 2014, the Company’s Board of Directors and stockholders approved and adopted the 2014 Stock Option/Stock Issuance Plan (the “2014 Plan”), which was amended in March 2015, October 2016 and April 2017. Under the 2014 Plan, incentive stock options, nonstatutory stock options, restricted stock and restricted stock units may be granted to eligible employees, directors and consultants. The Company’s Board of Directors resolved not to make any further awards under the 2014 Plan following the completion of the Company’s IPO. The 2014 Plan will continue to govern all outstanding awards granted thereunder.

2017 Stock Incentive Plan

In April 2017, the Company’s Board of Directors and stockholders approved and adopted the 2017 Stock Incentive Plan (the “2017 Plan”), which became effective on May 11, 2017. Under the 2017 Plan, incentive stock options, nonstatutory stock options, stock appreciation rights, stock awards and restricted stock units may be granted to employees, non-employee directors, consultants and advisors. Awards granted under the 2017 Plan may be subject to time-based and/or performance-based vesting conditions.  The Company had initially reserved 2,000,000 shares of its common stock for issuance under the 2017 Plan. The share reserve increases automatically on the first trading day of January each calendar year by an amount equal to 3% of the total number of shares of common stock outstanding on the last trading day in December of the immediately preceding calendar year, up to an annual maximum of 750,000 shares. As of December 31, 2020, an aggregate of 596,816 shares of common stock were available for future grant under the 2017 Plan.

2018 Performance-Based Stock Incentive Plan

In June 2018, the Company’s stockholders approved the Company’s 2018 Performance-Based Stock Incentive Plan (the “2018 Plan”), and approved grants under the 2018 Plan of nonstatutory stock options, having performance-based vesting conditions tied to the future achievement of stock price milestones by the Company (each, a “Performance Option”), to the Company’s Chief Executive Officer for 1,809,900 shares (the “CEO Award”) and to the Company’s President for 1,357,425 shares (the “President Award”). In May 2018, the CEO Award and the President Award had been approved by a special committee of the Board of Directors of the Company (the “Special Committee”), and the 2018 Plan had been approved by the Company’s Board of Directors, subject to stockholder approval.

The 2018 Plan allows the Company to grant Performance Options to its executive officers and other employees as an incentive for them to remain in service with the Company and to further align their interests with the interests of the Company’s stockholders. A total of 4,200,000 shares of the Company’s common stock have been authorized for issuance under the 2018 Plan.

As of December 31, 2020, 183 shares of common stock were available for future grant under the 2018 Plan.

Inducement Grant Plan

In October 2020, the Company’s Board of Directors adopted the Company’s Inducement Grant Plan.  Under the Inducement Grant Plan, nonstatutory stock options, stock appreciation rights, stock awards, restricted stock units and dividend equivalent rights may be granted as an inducement material for eligible persons to enter into employment with the Company in accordance with NASDAQ Marketplace Rule 5635(c)(4) and the related guidance under NASDAQ IM 5635-1, and any amendments or supplements thereto.  The Company has initially reserved 750,000 shares of common stock for issuance under the Inducement Grant Plan.  As of December 31, 2020, an aggregate of 408,000 shares of common stock were available for future grant under the Inducement Grant Plan.

Terms of Awards Under Stock Plans

The 2014 Plan, 2017 Plan, 2018 Plan and Inducement Grant Plan are collectively referred to herein as the “Stock Plans.” The Stock Plans are administered by the Compensation Committee of the Board of Directors, which determines the recipients and the terms of the awards granted (with the exception of the CEO Award and President Award, which were approved by the Special Committee). All stock options granted under the Stock Plans have exercise prices equal to or greater than the fair market value of the Company’s common stock on the grant date, and expire ten years after the grant date, subject to earlier expiration in the event of termination of the optionee’s continuous service with the Company as further described in each Stock Plan. The vesting of all awards granted under the Stock Plans is generally subject to the awardee’s continuous service with the Company, with certain exceptions, as further described in each Stock Plan.

The Company has granted to employees, non-employee directors and consultants awards of stock options, restricted stock and restricted stock units that are subject to time-based vesting conditions.  The time-based stock options that have been granted to employees and consultants generally vest over a period of four years (with the exception of certain stock options granted to the Company’s Chief Executive Officer and President in 2017, which vested over a period of three years, and certain other limited exceptions). Restricted stock units that have been awarded to employees generally vest over periods of one to two years.  The restricted stock units awarded to members of the Company’s Board of Directors under the automatic grant program provisions of the 2017 Plan generally vest over a period of one year.

The Company has also granted Performance Options under the 2018 Plan, the 2017 Plan and the Inducement Grant Plan.  All such Performance Options become exercisable in three equal tranches based on the achievement of specific stock price milestones for the Company’s common stock. These stock price milestones were amended in August 2020 with respect to substantially all of the Performance Options outstanding at such time, as discussed below. For each tranche to become exercisable, the closing price per share of the Company’s common stock must meet or exceed the applicable stock price target for a period of 30 consecutive trading days.  In the first quarter of 2021, the Company achieved all of the stock price milestones and, accordingly, substantially all of the then-outstanding Performance Options have vested in full.

Modifications to Performance-Based Stock Options

In August 2020, the disinterested members of the Board of Directors of the Company adopted certain amendments (the “Amendments”) to the Company’s 2018 Plan, and to the then outstanding Performance Options granted under the 2018 Plan and the 2017 Plan.  Such Amendments were approved by the Company’s stockholders at the Company’s annual meeting of stockholders held on July 24, 2020.  The Amendments include (i) amendment of the stock price milestones applicable to the Performance Options, and (ii) reduction of the exercise prices of the Performance Options held by the Company’s Chief Executive Officer and the Company’s President, which resulted in a modification of the Performance Options.

The Company values the Performance Options using a Monte Carlo simulation model. A fair value per share and a derived service period is determined for each of the three equal tranches of each Performance Award. The Company determined the fair values and the new derived service periods of the modified awards as of the date of modification and the fair values of the original awards immediately before the modification.  The amount of incremental compensation expense resulting from the modification of each award is equal to the excess of the fair value of the modified award on the date of modification over the fair value of the original award immediately before the modification. The total incremental compensation expense resulting from the August 2020 modification of the Performance Options for approximately 215 employees was $3,011.

The assumptions used in the Monte Carlo simulation model for computing the fair values of the Performance Options on the modification date and immediately before the modification are set forth in the table below:

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

The Company has also issued shares of common stock to consultants in exchange for services under separate agreements outside of the Stock Plans.  These share-based payment transactions are measured based on the fair value of the common stock issued and are recognized in the period in which the services are rendered.

The fair values of time-based stock options granted under the Stock Plans and purchase rights under the ESPP are determined as of the grant date using the Black-Scholes-Merton option-pricing model. The assumptions used in calculating the fair values of time-based stock options granted during the years ended December 31, 2020 and 2019 are set forth in the table below:

	Year Ended	Year Ended
	December 31,	December 31,
	2020	2019
Expected term (in years)	6.0 - 6.1	6.0 - 6.1
Expected volatility	68% - 83%	65% - 68%
Risk-free interest rate	0.4% - 1.2%	1.5% - 2.6%
Expected dividend yield	—	—

The assumptions used in calculating the fair values of purchase rights granted under the ESPP during the years ended December 31, 2020 and 2019 are set forth in the table below:

	Year Ended	Year Ended
	December 31,	December 31,
	2020	2019
Expected term (in years)	0.5 - 2.0	0.5 - 2.0
Expected volatility	65% - 130%	62% - 71%
Risk-free interest rate	0.1% - 1.5%	1.7% - 2.5%
Expected dividend yield	—	—

The Company values Performance Options using a Monte Carlo simulation model. A fair value per share is determined for each of the three equal tranches of each Performance Option. The assumptions used in the Monte Carlo simulation model for computing the grant date fair values of the Performance Options granted during the year ended December 31, 2020 and 2019 are set forth in the table below:

	Year Ended	Year Ended
	December 31,	December 31,
	2020	2019
Grant date stock price	$11.10	$4.65 - $8.34
Dividend yield	—%	—%
Risk-free interest rate	0.8%	2.7%
Estimated volatility	85%	65%

The stock-based compensation expense by type of award and by operating expense grouping are presented below:

	Year Ended
	December 31,
	2020	2019
Stock-based compensation expense by type of award:
Restricted stock units	$5,560	$952
Restricted stock awards	181	350
Machine Box contingent common stock issuances	(37)	1,255
Performance-based stock options	8,480	8,000
Stock options	4,767	9,610
Employee stock purchase plan	493	490
Common stock issued for services	95	-
Total	$19,539	$20,657

Stock-based compensation expense by operating expense grouping:
Sales and marketing	$889	$1,035
Research and development	1,046	2,549
General and administrative	17,604	17,073
	$19,539	$20,657

Stock Plan Activity

Restricted Stock Awards

The Company’s restricted stock award activity for the year ended December 31, 2020 was as follows:

		Weighted
		Average Grant
	Shares	Date Fair Value
Unvested at December 31, 2019	22,813	$7.50
Granted	6,903	$4.47
Vested	(29,716)	$6.80
Unvested at December 31, 2020	-

As of December 31, 2020, there was no unrecognized compensation cost related to restricted stock awards. Stock awards with respect to a total of 6,903 shares of common stock were granted during the year ended December 31, 2020, which were fully vested upon grant. No stock awards were granted during the year ended December 31, 2019. The fair values of restricted stock awards that vested during the years ended December 31, 2020 and 2019 totaled $238 and $299, respectively.

Restricted Stock Units

The Company’s restricted stock units activity for the year ended December 31, 2020 was as follows:

		Weighted
		Average Grant
	Shares	Date Fair Value
Unvested at December 31, 2019	142,145	$6.71
Granted	914,157	$10.94
Forfeited	(26,250)	$8.44
Vested	(200,928)	$5.85
Unvested at December 31, 2020	829,124	$11.53

As of December 31, 2020, total unrecognized compensation cost related to restricted stock units was $4,593, which is expected to be recognized over a period of 0.7 year. The weighted average grant date fair values per share of restricted stock units granted in the years ended December 31, 2020 and 2019 were $10.94 and $6.97, respectively. The fair values of restricted stock units vested during the years ended December 31, 2020 and 2019 totaled $2,519 and $362, respectively.

Performance Options

The activity related to Performance Options for the year ended December 31, 2020 was as follows:

		Weighted-Average
			Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at December 31, 2019	4,484,739	$16.68
Granted	120,000	$11.10
Forfeited	(370,719)	$5.62
Outstanding at December 31, 2020	4,234,020	$10.55	7.55 years	$—
Exercisable at December 31, 2020	—	$—	—	$—

The weighted average grant date fair values per share of Performance Options granted during the years ended December 31, 2020 and 2019 were $7.36 and $2.55, respectively. No performance-based stock options vested during the years ended December 31, 2020 and 2019. At December 31, 2020, total unrecognized compensation expense related to Performance Options was $16,268 and was expected to be recognized over a weighted average period of 1.6 years. During the first quarter of 2021, the Company achieved all of the stock price milestones applicable to Performance Options and, as a result, the remaining $16,268 of unrecognized compensation will be accelerated and recognized in full as a one-time expense in the first quarter of 2021.

Stock Options

The activity related to all other stock options for the year ended December 31, 2020 was as follows:

		Weighted-Average
			Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at December 31, 2019	5,196,778	$13.09
Granted	768,000	$7.01
Exercised	(163,359)	$5.70
Forfeited	(234,917)	$8.61
Expired	(166,432)	$14.44
Outstanding at December 31, 2020	5,400,070	$12.60	6.88 years	$85,632
Exercisable at December 31, 2020	4,187,251	$13.91	6.34 years	$60,870

The weighted average grant date fair values per share of stock options granted in the years ended December 31, 2020 and 2019 were $4.69 and $3.47, respectively. The aggregate intrinsic values of the options exercised during the years ended December 31, 2020 and 2019 were $2,238 and $189, respectively. The total grant date fair values of stock options vested during the years ended December 31, 2020 and 2019 were $5,205 and $10,226, respectively.

At December 31, 2020, total unrecognized compensation expense related to stock options was $5,792 and is expected to be recognized over a weighted average period of 2.7 years.

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

The ESPP contains a reset provision, which provides that, if the Company’s stock price on any purchase date under an offering period is less than the stock price on the start date of that offering period, then all employees participating in that offering period will be automatically transferred to the new offering period starting on the next business day following such purchase date, so long as the stock price on that start date is lower than the stock price on the start date of the offering period in which they are enrolled.  This reset feature was triggered under the ESPP on February 1, 2019 and February 1, 2020. These resets constituted modifications pursuant to the guidance in ASC 718, Stock Based Compensation.  The Company engaged specialists to determine the incremental cost associated with the modification by calculating the expense related to the modified awards using the assumptions before and after the trigger dates. The modifications did not have a material effect on the Company’s stock-based compensation expense for the years ended December 31, 2020 and 2019.

Employee payroll deductions accrued under the ESPP as of December 31, 2020 and 2019 totaled $135 and $196, respectively. During the years ended December 31, 2020 and 2019 a total of 126,550 and 129,514 shares of common stock were purchased under the ESPP at a weighted average purchase price of $1.90 and $4.65, respectively.

NOTE 10. PROVISION FOR INCOME TAXES

The components of the Company’s loss before the provision for income taxes consisted of the following:

	Year Ended
	December 31,
	2020	2019
United States of America	$(47,831)	$(63,624)
Foreign	31	94
Total	$(47,800)	$(63,530)

The provision for income taxes consisted of the following for the years ended December 31, 2020 and 2019:

	Year Ended
	December 31,
	2020	2019
Current
Federal	$—	$—
State	70	19
Foreign	6	18
Total Current Provision	76	37

Deferred
Federal	(11,573)	(14,188)
State	(4,532)	(1,073)
Foreign	—	—

Change in valuation allowance	16,105	13,772
Total deferred (benefit) provision	—	(1,489)
Total provision (benefit)	$76	$(1,452)

A reconciliation of the statutory U.S. federal income tax rate to the Company's effective tax rate for the years ended December 31, 2020 and 2019 is as follows:

	Year Ended
	December 31,
	2020	2019
Tax, computed at the federal statutory rate	21.00%	21.00%
State taxes, net of federal tax benefit	9.36	1.17
Meals, entertainment and other	3.17	(0.55)
Benefit from basis difference in acquired asset	—	2.34
Change in valuation allowance	(33.69)	(21.68)
(Provision for) benefit from income taxes	(0.16)%	2.28%

The significant components of the Company’s deferred income tax assets and liabilities as of December 31, 2020 and 2019 were as follows:

	Year Ended
	December 31,
	2020	2019
Net operating losses	$44,711	$38,674
Stock-based compensation	15,866	10,702
Accrued expenses	2,352	180
Research credits	3,193	710
Other	518	577
Gross deferred tax assets	66,640	50,843
Less: valuation allowance	(65,110)	(49,005)
Total deferred tax assets	1,530	1,838

Other - fixed assets and intangibles	(1,530)	(1,838)
Total deferred tax liabilities	(1,530)	(1,838)
Net deferred tax assets	$—	$—

The Company has evaluated the available positive and negative evidence supporting the realization of its gross deferred tax assets, including its cumulative losses, and the amount and timing of future taxable income, and has determined it is more likely than not that the assets will not be realized. Accordingly, the Company recorded a full valuation allowance as of December 31, 2020 and 2019 against its U.S. federal and state deferred tax assets as of December 31, 2020 and 2019.

The change in the valuation allowance for the years ended December 31, 2020 and 2019 is as follows:

	Year Ended
	December 31,
	2020	2019
Valuation allowance, at beginning of year	$49,005	$35,233
Increase in valuation allowance	16,105	13,772
Valuation allowance, at end of year	$65,110	$49,005

As of December 31, 2020, the Company has federal and state income tax net operating loss carryforwards of approximately $186,324 and $87,251, respectively. The U.S. federal and state net operating losses are projected to expire in 2034 and 2021, respectively, unless previously utilized. Net operating loss carryforwards generated after January 1, 2018 may be carried forward indefinitely, subject to the 80% taxable income limitation on the utilization of the carryforwards. In addition, the Company had federal and state research and development credit carryforwards of approximately $2,421 and $1,807, respectively, as of December 31, 2020. The federal research and development credit will begin to expire in 2036 if unused and the state research and expenditure credit may be carried forward indefinitely. Certain tax attributes may be subject to an annual limitation in the event there has been or is a change of ownership as defined under Internal Revenue Code Section 382.

At December 31, 2020 and 2019, the Company had approximately $720 and $0, respectively, of unrecognized tax benefits all of which would impact the Company’s effective tax rate if recognized. If recognized, $655 would result in a deferred tax asset for tax attribute carryforwards, which is expected to require a full valuation allowance based on present circumstances. The Company estimates that none of its unrecognized tax benefits will decrease in the next twelve months.

The Company is subject to taxation in the United States and various states. Certain U.S. federal tax returns and state tax returns are open for examination for tax years 2016 and forward. The Company is not currently under examination from income tax authorities in the jurisdictions in which the Company does business.

On March 27, 2020, the U.S federal government enacted the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"). The CARES Act is an emergency economic stimulus package in response to the coronavirus outbreak which, among other things, contains numerous income tax provisions. Some of these tax provisions are effective retroactively for years ended before the date of the enactment.  The provisions of the CARES Act did not materially impact the Company's tax position.

NOTE 11. RELATED PARTY TRANSACTIONS

There were no related party transactions as of or during the years ended December 31, 2020 and 2019.

NOTE 12. SUBSEQUENT EVENTS

On January 4, 2021, the Company voluntarily terminated that certain Equity Distribution Agreement dated June 1, 2018 between the Company and JMP Securities LLC, effective January 5, 2021. The ATM Facility was terminable at will by the Company with no penalty.

During the first quarter ending March 31, 2021, the Company achieved all of the stock price milestones applicable to the Performance Options granted under the 2018 Plan, the 2017 Plan and Inducement Grant Plan. As a result, total unrecognized compensation cost associated with such Performance Options of $16,268 was accelerated and recognized in full during such quarter.

On February 23, 2021, the Company entered into an Office Sublease (the “Sublease”) with California Pizza Kitchen, Inc. (the “Subtenant”), pursuant to which the Company will sublease its office space located at 575 Anton Boulevard, Costa Mesa, California, consisting of approximately 37,875 square feet, which the Company leases pursuant to the Lease Agreement dated July 14, 2017, between the Company and PR II/MCC South Coast Property Owner, LLC (the “Landlord”), as amended (the “Lease”), subject to the written consent of the Landlord to the Sublease.  The term of the Sublease is expected to commence in March 2021 and will continue through December 31, 2024, coterminous with the Lease.  Pursuant to the Sublease, the Subtenant will pay to the Company base rent in an initial amount of $95 per month, which is subject to annual rent escalations, as well as a portion of the operating expenses and taxes payable by the Company under the Lease. During the first quarter ending March 31, 2021, the Company recorded approximately $4,500 in charges resulting from the Sublease.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. There is no assurance that our disclosure controls and procedures will operate effectively under all circumstances. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

Fiscal 2019 Material Weakness Remediated

Based on management’s assessment of our internal control over financial reporting for the year ended December 31, 2020 as discussed below, management concluded that the material weakness that had been identified and reported in our Annual Report on Form 10-K for the year ended December 31, 2019, has been fully remediated. This material weakness related to the accounting for advertising net revenues, which resulted in a number of financial statement adjustments, including to net revenues, accounts receivable and prepaid expenses in 2019.

The remediation of this material weakness was achieved through the culmination of various efforts, execution of management’s remediation plan, and improvements made throughout the year, as summarized below. Management validated its conclusion that these items were properly remediated through its evaluation and testing completed for the year ended December 31, 2020.

Management, with oversight of the Audit Committee of our Board of Directors, completed numerous remediation actions and made improvements to our control environment and processes throughout 2020. These remediation actions taken included, but were not limited to, the following:

•	Hiring competent personnel to oversee the accounting function for advertising net revenues;
•	Incorporating new financial close procedures and monthly checklists to ensure the accuracy and timeliness of recording advertising net revenues;
•	Implementing new systematic workflows to ensure proper approvals and accuracy over advertising revenues; and
•	Migrating data and workflows from legacy acquired systems with limited controls, such as Quickbooks, onto our NetSuite accounting system with stronger and more reliable accounting controls.

Except as described above, there have been no additional changes in our internal control over financial reporting during the fiscal year and fourth quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

Management’s Assessment of the Effectiveness of our Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act).

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in "Internal Control - Integrated Framework" (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2020.

Inherent Limitations on Effectiveness of Controls

Management recognizes that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2020 and delivered to stockholders in connection with our 2021 annual meeting of stockholders.

Item 11.	Executive Compensation.

The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2020 and delivered to stockholders in connection with our 2021 annual meeting of stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2020 and delivered to stockholders in connection with our 2021 annual meeting of stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2020 and delivered to stockholders in connection with our 2021 annual meeting of stockholders.

Item 14.	Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2020 and delivered to stockholders in connection with our 2021 annual meeting of stockholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:
(1)	Financial Statements.

See the index of the consolidated financial statements that are filed as part of this Annual Report on Form 10-K included in Part II, Item 8 (Financial Statements and Supplementary Data) on page 49.

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

10.20*

Amended and Restated CEO Award Agreement between the Registrant and Chad Steelberg dated effective as of August 27, 2020 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2020).

10.21*

Amended and Restated President Award Agreement between the Registrant and Ryan Steelberg dated effective as of August 27, 2020 (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2020).

10.22*	Form of Award Agreement to be used under the 2018 Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on July 5, 2018).

10.23*

Veritone, Inc. Inducement Grant Plan (the Inducement Plan) (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on October 7, 2020).

Exhibit No.	Description of Exhibit
10.24*

Form of Notice of Grant of Stock Option under the Inducement Plan (incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on October 7, 2020).

10.25*

Form of Stock Option Agreement under the Inducement Plan (incorporated by reference to Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on October 7, 2020).

10.26*

Form of Notice of Grant of Performance-Based Stock Option under the Inducement Plan (incorporated by reference to Exhibit 99.4 to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on October 7, 2020).

10.27*

Form of Performance-Based Stock Option Agreement under the Inducement Plan (incorporated by reference to Exhibit 99.5 to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on October 7, 2020).

10.28*

Form of Restricted Stock Unit Agreement under the Inducement Plan (incorporated by reference to Exhibit 99.6 to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on October 7, 2020).

10.29*	Veritone, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.32 to the Registrant’s Registration Statement on Form S-1/A (No. 333-216726) filed on April 28, 2017).

10.30*

Employment Agreement between Chad Steelberg and the Registrant dated June 15, 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 17, 2020).

10.31*

Employment Agreement between Ryan Steelberg and the Registrant dated June 15, 2020 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 17, 2020).

10.32*

Offer Letter with Jeffrey B. Coyne, dated October 13, 2016, as amended on January 23, 2017 (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (No. 333-216726) filed on March 15, 2017).

10.33*

Separation Agreement and Release between Peter F. Collins and the Registrant dated October 6, 2020 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 8, 2020).

10.34*

Employment Agreement between Michael L. Zemetra and the Registrant dated October 6, 2020 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 8, 2020).

10.35*

Form of Indemnification Agreement for directors and officers (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1/A (No. 333-216726) filed on April 28, 2017).

10.36

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

10.38

Office Sublease dated effective as of February 23, 2021, between the Registrant and California Pizza Kitchen, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2021.

21.1	List of Subsidiaries.

Exhibit No.	Description of Exhibit

23.1	Consent of Grant Thornton LLP.

24.1	Power of Attorney (included on signature page).

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1+	Certifications pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, has been formatted in Inline XBRL.

*	Indicates a management contract or compensatory plan or arrangement.

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

Veritone, Inc.

Date: March 5, 2021	By:	/s/ Chad Steelberg
Chad Steelberg
Chief Executive Officer and Chairman of the Board

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Chad Steelberg and Michael L. Zemetra, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Chad Steelberg	Chief Executive Officer and Chairman of the Board	March 5, 2021
Chad Steelberg	(Principal Executive Officer)

/s/ Michael L. Zemetra	Executive Vice President, Chief Financial Officer and Treasurer	March 5, 2021
Michael L. Zemetra	(Principal Financial and Accounting Officer)

/s/ Ryan Steelberg	President and Director	March 5, 2021
Ryan Steelberg

/s/ Jeff P. Gehl	Director	March 5, 2021
Jeff P. Gehl

/s/ G. Louis Graziadio, III	Director	March 5, 2021
G. Louis Graziadio, III

/s/ Knute P. Kurtz	Director	March 5, 2021
Knute P. Kurtz

/s/ Nayaki R. Nayyar	Director	March 5, 2021
Nayaki R. Nayyar

/s/ Richard H. Taketa	Director	March 5, 2021
Richard H. Taketa