Form 10-K/A
period 2020-12-31
Veritone, Inc.
filed 2021-04-30
CIK 1615165

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2020 of Veritone, Inc. (“Company,” “Veritone,” “we,” “our,” and “us”), originally filed with the Securities and Exchange Commission (“SEC”) on March 5, 2021 (“Original Filing”).  At the time that we filed the Original Filing, we anticipated that we would file a definitive proxy statement for our 2021 Annual Meeting of Stockholders within 120 days after the end of our fiscal year pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”), and incorporate by reference the Part III information omitted from the Original Filing to such definitive proxy statement.  We are filing this Amendment to amend Part III of the Original Filing to include the information required by and not included in Part III of the Original Filing because we now expect to file a definitive proxy statement for our 2021 Annual Meeting of Stockholders after such 120-day period.  Part IV of the Original Filing is being amended solely to add as exhibits certain new certifications in accordance with Rule 13a-14 promulgated by the SEC under the Exchange Act.

Except as described above, no other changes have been made to the Original Filing.  The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing other than as expressly indicated in this Amendment.  Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings made with the SEC subsequent to March 5, 2021.

i

ii

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information Regarding Our Board of Directors

Members of the Board

The following individuals are currently serving on our Board of Directors (the “Board”):

Name	Principal Occupation	Age	Class	Term Expires	Director Since
Chad Steelberg	Chairman of the Board and Chief Executive Officer, Veritone, Inc.	49	III	2023	2014
Jeff P. Gehl	Managing Partner, RCP Advisors, LLC	54	I	2021	2017
G. Louis Graziadio, III	President and Chief Executive Officer, Second Southern Corp.	71	III	2023	2016
Knute P. Kurtz	Independent Investor	65	II	2022	2017
Nayaki R. Nayyar	Executive Vice President and Chief Product Officer, Ivanti	50	II	2022	2018
Ryan Steelberg	President, Veritone, Inc.	47	III	2023	2014
Richard H. Taketa	President, Taketa Capital Corporation	49	I	2021	2019

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

Jeff P. Gehl has served as our director since May 2017. Since 2001, Mr. Gehl has been a Managing Partner of RCP Advisors, a private equity firm he co-founded. Mr. Gehl is responsible for leading RCP’s client relations and fund-raising activities, as well as its relationships with private equity fund managers in the Western United States, and he also serves as a member of the investment committees and advisory boards of various funds in which RCP is invested. Prior to co-founding RCP, he was involved in a number of private equity-financed companies, where he held senior positions in finance and operations. In addition, Mr. Gehl founded and served as Chairman and Chief Executive Officer of MMI, a technical staffing company, and acquired Big Ballot, Inc., a sports marketing firm. He also serves as a director of P10 Holdings, Inc., a publicly traded asset management investment firm that is the parent company of RCP, and as a director of Super League Gaming, Inc., a leading amateur esports platform provider. Mr. Gehl received a Bachelor of Science degree in Business Administration from the University of Southern California’s Entrepreneur Program, where he received the “Entrepreneur of the Year” award in 1989. We believe that Mr. Gehl is qualified to serve on our Board based on his extensive experience in financing, developing and managing high-growth technology companies.

G. Louis Graziadio, III has served as our director since August 2016. Since March 1990, Mr. Graziadio has been President and Chief Executive Officer of Second Southern Corp., the managing partner of Ginarra Partners, L.L.C., a closely-held company involved in a wide range of investments and business ventures.  Mr. Graziadio is also Chairman of the Board and Chief Executive Officer of Boss Holdings, Inc., a distributor of consumer goods. From August 2016 to June 2018, Mr. Graziadio served as the Executive Chairman of Acacia Research Corporation (“Acacia”), a leading patent licensing firm. From 1984 to 2000, Mr. Graziadio served as a director of Imperial Bancorp, the parent company of Imperial Bank, a Los Angeles-based commercial bank acquired by Comerica Bank in January 2001. Mr. Graziadio, and companies with which he is affiliated, are significant shareholders in numerous private and public companies in a number of different industries. Since

1978, Mr. Graziadio has been active in restructurings of both private and public companies, as well as corporate spin-offs and initial public offerings. Mr. Graziadio previously served as a director of True Religion Apparel, Inc., a publicly traded premium clothing company, from May 2005 until its sale in July 2013, and as a director of World Point Terminals, LP, a previously publicly traded company which owns, operates, develops, and acquires terminal assets relating to the storage of light refined products and crude oil, from August 2013 to August 2017. In addition, Mr. Graziadio is a member of the Pepperdine University Board and the Board of Visitors of the Graziadio School of Business and Management at Pepperdine University. He was also a founding member of the board of directors of the Los Angeles Fire Department Scholarship Fund. We believe that Mr. Graziadio is qualified to serve on our Board due to his extensive experience as a member of senior management at several different companies, as well as his expertise in the area of finance, investment and capital market transactions. In addition, his experience in serving on the boards of directors of public companies provides our Board with valuable skills and capabilities to help guide the governance of our company.

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

Nayaki R. Nayyar has served as our director since October 2018.  Since July 2020, Ms. Nayyar has served as Executive Vice President and Chief Product Officer of Ivanti, a leading supplier of enterprise IT security solutions.  From October 2016 to July 2020, Ms. Nayyar served as President of Digital Service and Operations Management at BMC Software, Inc. (“BMC”), a leading enterprise software solutions provider. Prior to joining BMC, Ms. Nayyar served as General Manager and Global Head of the Internet of Things (IoT) division of SAP SE, a leading provider of enterprise application software, from January 2016 to October 2016. She joined SAP SE in 2011, holding the positions of Senior Vice President, Corporate Strategy, from March 2011 to December 2011, and Senior Vice President, SAP Cloud, Customer Engagement, from January 2012 to December 2015. Ms. Nayyar also served as Vice President and Chief Technical Officer, Enterprise Architecture and Application Services, at Valero Energy Corporation, an international petroleum company, from August 2000 to February 2011.  Ms. Nayyar currently serves on the board of directors of Corteva, Inc., a publicly traded agriculture company, and on the board of directors of Tech Data Corporation, a privately held technology distributor. We believe that Ms. Nayyar is qualified to serve on our Board due to her technical expertise in enterprise cloud software and IoT technologies, and her extensive experience in leading large teams in complex global organizations through acquisitions, technology transitions and growth phases, which provide valuable insight to our Board with respect to our technology and growth strategies.

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

Taketa joined York in 2006 upon its acquisition of Southern California Risk Management Associates, a regional provider of third-party administration services to insurance companies, where he had served as Chief Executive Officer since 2004.  Prior to that, he was a co-founder and managing director of Eventide Capital, a small private equity firm, after working as a corporate securities lawyer with DLA, a global law firm and in various public policy roles with non-governmental organizations in Washington, D.C.  Mr. Taketa currently serves on the board of directors of Palomar Holdings, Inc., a publicly traded provider of property catastrophe insurance, and has also served on the boards of directors of several privately held companies and charitable organizations.  He was named an Ernst & Young’s Entrepreneur of the Year in 2017 for the State of New Jersey.  He has been a recurring guest lecturer at the Stanford Graduate School of Business and is a member of the California Bar Association, inactive status.  Mr. Taketa holds a Bachelor of Arts degree from Colgate University and a law degree from Stanford Law School.  We believe that Mr. Taketa is qualified to serve on our Board based on his extensive experience in financing, developing and managing high-growth, technology-enabled companies, as well as his experience in the insurance and healthcare industries, corporate law and governance, mergers and acquisitions, public policy, and operating in regulated markets.

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

Mr. Taketa currently serves on the board of directors of one other publicly reporting company, Palomar Holdings, Inc.  Mr. Taketa previously served on the board of directors of one other publicly reporting company, York Risk Services Holding Corp., until September 2018.  Mr. Taketa does not currently serve, and during the past five years has not served, on the board of directors of any other publicly reporting company or investment company.

No other director currently serves, or during the past five years has served, on the board of directors of any other publicly reporting company or investment company.

Audit Committee

Our Board has a standing Audit Committee, which is comprised of three directors.  The current members are Messrs. Graziadio, Kurtz and Taketa, and Mr. Kurtz serves as the Chairman.  Our Board has affirmatively determined that each member of the Audit Committee meets the definition of an “independent director” for purposes of serving on an audit committee under Rule 10A-3 of the Exchange Act and NASDAQ rules.  In addition, our Board has determined that each of Messrs. Graziadio, Kurtz and Taketa qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K.

Information Regarding Our Executive Officers

We currently have three executive officers who serve at the pleasure of our Board and are elected on an annual basis:

Name	Age	Title
Chad Steelberg	49	Chief Executive Officer and Chairman of the Board
Ryan Steelberg	47	President
Michael L. Zemetra	50	Executive Vice President, Chief Financial Officer and Treasurer

The biographies of Chad Steelberg and Ryan Steelberg are presented on pages 1 and 2.  Mr. Zemetra’s biography is set forth below.

Michael L. Zemetra has served as our Executive Vice President, Chief Financial Officer, and Treasurer since October 2020. From April 2018 to October 2020, Mr. Zemetra served as Executive Vice President and Chief Financial Officer of

LiveXLive Media, LLC, a global digital media company. From April 2017 to March 2018, Mr. Zemetra served as Vice President of Finance and Divisional Chief Financial Officer of the Cloud Services Division of J2 Global, Inc., a provider of cloud-based software and digital media services. From June 2013 to August 2016, Mr. Zemetra served as Chief Financial Officer and Chief Accounting Officer of Global Eagle Entertainment, an in-flight entertainment services company. From May 2008 to June 2013, Mr. Zemetra served as Senior Vice President and Chief Accounting Officer of Demand Media, Inc. (now Leaf Group), a digital content and media company. Prior to that, from May 2000 to February 2008, Mr. Zemetra held senior financial positions with a number of publicly traded SaaS, technology and digital media companies. Mr. Zemetra began his career in the Technology and Entertainment groups of PricewaterhouseCoopers LLP. Mr. Zemetra holds a Masters in Accounting from the University of Southern California and a Bachelor of Arts in Business-Economics from the University of California, Riverside, and earned his CPA from the State of California.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities.  Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  To our knowledge, based solely upon the review of reports filed electronically with the SEC during or with respect to fiscal year 2020 and written representations that no other reports were required, all of our officers, directors and greater than ten percent stockholders have complied with all applicable Section 16(a) filing requirements, except that the restricted stock unit (“RSU”) awards that were granted on July 24, 2020 pursuant to the automatic grant provisions of our 2017 Plan to each of our non-employee directors, Ms. Nayyar and Messrs. Gehl, Graziadio, Kurtz and Taketa, were reported late on Forms 4 filed on August 5, 2020.

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

Our Compensation Committee has established compensation plans and arrangements that are intended to fulfill three primary objectives: first, to attract and retain the high caliber executives required for the success of our business; second, to reward these executives for strong financial and operating performance; and third, to align their interests with those of our stockholders to incentivize them to create long-term stockholder value.  The key components of executive compensation are base salaries, cash incentives, and equity awards.

Our Compensation Committee reviews and evaluates executive compensation on an annual basis.  In February and April 2020, the Compensation Committee reviewed and evaluated the compensation of our executive officers. Based on such review, in April 2020, the Compensation Committee approved base salaries, target cash incentives and equity awards for the executive officers, subject to further review and consideration of the compensation of Chad Steelberg, our Chief Executive Officer, and Ryan Steelberg, our President.  In May 2020, the Compensation Committee, with assistance from its compensation consultant, Pearl Meyer & Partners, LLC (“Pearl Meyer”), reviewed the base salaries, cash incentives and equity compensation of Chad Steelberg and Ryan Steelberg, as well as other key terms of their employment, including compensation and benefits to which they would be entitled in the event of a change in control of Veritone.  Based on such review, the Compensation Committee determined that it was appropriate to establish new compensation arrangements for such officers, which were set forth in new employment agreements entered into with the officers in June 2020.

In connection with the appointment of Mr. Zemetra as our Executive Vice President, Chief Financial Officer and Treasurer, the Compensation Committee reviewed multiple factors, including the base salaries, cash incentive compensation and equity compensation for chief financial officers of other software companies of comparable size range, in establishing the compensation arrangements for Mr. Zemetra, which were set forth in the employment agreement entered into with Mr. Zemetra in October 2020.

Employment Agreements

Chad Steelberg and Ryan Steelberg

As noted above, in June 2020, we entered into new employment agreements with Chad Steelberg and Ryan Steelberg, which superseded the employment agreements previously entered into with such officers in 2017 and the compensation plans and arrangements established for them in 2018 and 2019 (which had superseded the compensation terms set forth in those previous 2017 agreements).  Each employment agreement has an initial term expiring on December 31, 2022, which will renew automatically for additional one-year terms unless either we or the officer elects not to renew the agreement by providing written notice to the other party at least 90 days prior to the expiration of the then-current term.

Pursuant to these employment agreements, the annual base salaries of Chad Steelberg and Ryan Steelberg were set initially at $500,000 and $375,000, respectively.  Each officer’s base salary is subject to review by our Board at least annually and, in any event, shall be increased by no less than 5% annually.  Each officer may, subject to certain conditions, elect to receive up to 25% of his base salary during any calendar quarter in the form of fully vested stock awards issued under our stock incentive plans (with the number of shares determined based on the average of the daily volume-weighted average prices per share of our common stock during the quarter).

The employment agreements also provide that each officer will be entitled to receive annual cash incentives, with a target incentive amount equal to at least 120% of his then-current annual base salary for Chad Steelberg and 100% for Ryan Steelberg.  50% of the incentive amount will tied to the achievement of annual performance goals with earned amounts paid annually, and 50% of the incentive amount will be tied to the achievement of quarterly performance goals with earned amounts paid quarterly.  However, Chad Steelberg will receive a total bonus each year equal to at least 50% of his then-current base salary, and Ryan Steelberg will receive a total bonus each year equal to at least 25% of his then-current base salary, whether or not the applicable performance goals have been achieved.

Pursuant to the employment agreements, we granted an initial award of RSUs to each officer in June 2020, as discussed in more detail under the heading “2020 Equity Awards” below.  In addition, commencing in 2021, Chad Steelberg will be entitled to receive on an annual basis an award of RSUs representing the right to receive upon vesting (i) 175,000 shares of our common stock, plus (ii) a number of shares of our common stock determined by dividing $150,000 by the average of the daily volume-weighted average prices of our common stock for the ninety (90) calendar day period ended on the last trading day prior to the grant thereof.  Commencing in 2021, Ryan Steelberg will be entitled to receive on an annual basis an award of RSUs representing the right to receive upon vesting (i) 125,000 shares of our common stock, plus (ii) a number of shares of our common stock determined by dividing $75,000 by the average of the daily volume-weighted average prices of our common stock for the ninety (90) calendar day period ended on the last trading day prior to the grant thereof.  Each RSU award will vest in full on the first anniversary of the grant date, subject to continued service and acceleration under certain circumstances, as discussed under the heading “Payments Upon Termination of Employment or Change in Control” below.

The employment agreements provide for payment of other benefits to each officer including (i) payment of a commuting allowance of $25,000 per calendar quarter for Chad Steelberg and $12,500 per calendar quarter for Ryan Steelberg, (ii) purchase of separate healthcare policies covering each officer and his family, (iii) reimbursement of legal fees reasonably incurred in the negotiation of both officers’ employment agreements, up to a maximum of $50,000, and (iv) other benefits generally made available to employees under our employee benefit plans.

The employment agreements with Chad Steelberg and Ryan Steelberg are at-will agreements and may be terminated at any time and for any reason or without reason. However, if the officer is terminated other than for cause  (as defined in his employment agreement) or resigns for good reason (as defined in his employment agreement), then the officer will be entitled to receive cash severance payments and acceleration of the vesting of certain of his equity awards, as discussed under the heading “Payments Upon Termination of Employment or Change in Control” below.

Michael Zemetra

On October 6, 2020, we entered into an employment agreement with Mr. Zemetra in connection with his appointment as our Executive Vice President, Chief Financial Officer and Treasurer.  The employment agreement has an initial term expiring on October 8, 2024, which will renew automatically for additional one-year terms unless either we or Mr. Zemetra elects not to renew the agreement by providing written notice to the other party at least 90 days prior to the expiration of the then-current term.

Pursuant to Mr. Zemetra’s employment agreement, his annual base salary has been set at $325,000 initially.  He will also be eligible to receive annual incentives under our cash incentive program, with his target incentive amount set at 50% of his annual base salary initially.  Mr. Zemetra’s base salary and target incentive are subject to review by the Board at least annually.  Mr. Zemetra is also entitled to receive: (i) reimbursement of relocation expenses under certain circumstances, up to a maximum of $10,000, and (ii) payment by us of 100% of the premiums for medical, dental and vision insurance coverages for him and his eligible family members under our group insurance plans.

Pursuant to his employment agreement, we granted initial equity awards to Mr. Zemetra in October 2020, as discussed in more detail under the heading “2020 Equity Awards” below.  His employment agreement also provides that, during the first calendar quarter of each year and subject to his continued employment, we will grant to him a RSU award covering a number of shares of our common stock determined by dividing $300,000 by the average of the daily volume-weighted average prices of our common stock for the ninety (90) calendar day period ended on the last trading day prior to the grant date thereof. Each such RSU award will vest in full on the first anniversary of the grant date thereof, subject to Mr. Zemetra’s continued employment through the relevant vesting date and acceleration under certain circumstances, as discussed under the heading “Payments Upon Termination of Employment or Change in Control” below.

Our employment agreement with Mr. Zemetra is an at-will agreement and may be terminated at any time and for any reason or without reason. However, if Mr. Zemetra is terminated other than for cause (as defined in his employment agreement) or resigns for good reason (as defined in his employment agreement), then he will be entitled to receive cash severance payments and acceleration of the vesting of certain of his equity awards, as discussed under the heading “Payments Upon Termination of Employment or Change in Control” below.

Base Salaries

In April 2020, the Compensation Committee reviewed the base salaries of our executive officers and determined that no changes would be made to the base salaries at such time.  Accordingly, the annual base salary of each executive officer serving at such time was set at $250,000, subject to further review of the compensation arrangements for Chad Steelberg and Ryan Steelberg.

As discussed under the heading “Employment Agreements” above, in June 2020, we entered into new employment agreements with Chad Steelberg and Ryan Steelberg, pursuant to which their base salaries have been set initially at $500,000 and $375,000, respectively.  In October 2020, we entered into an employment agreement with Mr. Zemetra, pursuant to which his annual base salary has been set at $325,000 initially.  The base salaries of our executive officers are subject to review annually.  The base salaries of Chad Steelberg and Ryan Steelberg will be increased by no less than 5% annually, pursuant to the terms of their employment agreements.

Cash Incentives

The Compensation Committee has established a cash incentive program for our executive officers to link a significant portion of each executive’s total compensation to the achievement of pre-established quarterly and/or annual financial performance goals.  For 2020, the Compensation Committee established target and maximum levels for each financial measure, with the target level corresponding to the level for such measure reflected in our annual operating plan and the maximum level reflecting significant overachievement of the target level.  Achievement of the target level for a measure would result in a payout of 100% of the target incentive amount tied to that financial measure, and achievement of the maximum level for such measure would result in a payout of 200% of the target incentive for such measure.  Payouts are prorated on a straight-line basis in the event of achievement between the target and maximum levels for the applicable financial measure.

For 2020, the target incentive amount for Chad Steelberg was set at 120% of his annual base salary, and the target incentive amount for Ryan Steelberg was set at 100% of his annual base salary, pursuant to the terms of the officers’ employment agreements. The target incentive amount for Mr. Zemetra was set at 50% of his annual base salary (prorated for the portion of the year following the commencement of his employment), pursuant to the terms of his employment agreement.  The target incentive amount for each of Peter F. Collins, our former Executive Vice President and Chief Financial Officer, and Jeffrey B. Coyne, our former Executive Vice President and General Counsel, was set at 30% of his annual base salary.

For the annual performance goals for 2020, the Compensation Committee selected two financial measures, which were weighted equally, and established target levels for such measures equal to the levels for such measures set forth in the annual operating plan approved by our Board for 2020, as follows: (i) net revenue of $63.1 million, and (ii) non-GAAP net loss of $24.8 million. The maximum achievement levels for these two annual financial measures were set at net revenue of $70.8 million and non-GAAP net loss of $21.5 million. Chad Steelberg and Ryan Steelberg were entitled to receive interim payouts of their cash incentives based upon achievement of the quarterly targets set forth in the annual operating plan for these same financial measures.

Our net revenue for 2020 was $57.7 million, and our non-GAAP net loss for 2020 was $20.6 million.  As a result, each of our executive officers earned a 200% payout for achievement of the non-GAAP net loss measure, and no payout for the net revenue measure, resulting in a total payout to each executive officer equal to his target incentive.  The payout for each of Messrs. Zemetra and Collins was prorated based on the portion of the year during which he served.

An explanation of non-GAAP net loss and a reconciliation of this non-GAAP measure to our net loss calculated in accordance with GAAP for 2020 is included under the heading “Non-GAAP Financial Measures” in Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

For 2021, the Compensation Committee approved certain changes to the cash incentive program for our executive officers, as follows: (i) the weightings of the net revenue and non-GAAP net loss measures were changed to 45% each and 10% of each executive’s target bonus was tied to the achievement of strategic objectives set for such executive, and (ii) threshold, target and maximum levels were set for each financial measure, achievement of which would result in payouts of 50%, 100% and 200% of the target amounts tied to such measure.

Equity Incentives

We provide long-term incentive compensation to our executive officers through equity-based awards under our stock incentive plans, such as stock options and RSUs, with time-based and/or performance-based vesting conditions.

2014 Plan and 2017 Plan

Our 2014 Stock Option/Stock Issuance Plan (the “2014 Plan”) was approved by our Board and stockholders in 2014, and our 2017 Stock Incentive Plan (the “2017 Plan”) was approved by our Board and stockholders at the time of our initial public offering (“IPO”) in May 2017.  Under these plans, the Compensation Committee or our Board has authority to grant awards of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock and/or RSUs to our executive officers, directors, employees and consultants.  Our Board resolved not to make any further awards under the 2014 Plan following the completion of our IPO, but such plan will continue to govern all outstanding awards granted thereunder.

All stock options granted under the 2014 Plan and 2017 Plan have exercise prices equal to or greater than the fair market value of our common stock on the grant date, and expire 10 years after the grant date, subject to earlier expiration in the event of termination of the awardee’s continuous service with the company.  All equity awards granted under the 2014 Plan and 2017 Plan vest in accordance with the vesting schedules established by the Compensation Committee at the time of award, subject to the awardee’s continued service with our company.  The vesting of equity awards granted to our executive officers under the 2014 Plan and 2017 Plan is subject to acceleration under certain circumstances as discussed under the heading “Payments Upon Termination of Employment or Change in Control” below.

2018 Performance-Based Stock Incentive Plan

In May 2018, our Board approved our 2018 Performance-Based Stock Incentive Plan (the “2018 Plan”), and a special committee comprised of independent and disinterested members of the Board approved awards of performance-based nonstatutory stock options to Chad Steelberg (the “CEO Award”) and Ryan Steelberg (the “President Award”) under the 2018 Plan.  The CEO Award, President Award and 2018 Plan were approved by our stockholders in June 2018.  The numbers of shares of common stock underlying the CEO Award and the President Award are 1,809,900 and 1,357,425, respectively.  In February 2019, the Compensation Committee granted to each of Messrs. Collins and Coyne, a performance-based nonstatutory option to purchase 26,001 shares of our common stock under the 2018 Plan.

The CEO Award, the President Award and all awards granted to our other executive officers and employees under the 2018 Plan are 100% performance-based, which vest and become exercisable in three equal tranches only if we achieve certain stock price milestones.  All stock options granted under the 2018 Plan have exercise prices equal to or greater than the fair market value of our common stock on the grant date, and expire 10 years after the grant date, subject to earlier expiration in the event of termination of an awardee’s service with the company.

Due to the significant decline in our stock price following the adoption of the 2018 Plan in 2018 through the first half of 2020, the Compensation Committee determined that the 2018 Plan was not achieving its intended goals.  As such, in June 2020, the Compensation Committee, and the disinterested members of our Board, authorized, subject to stockholder approval, certain amendments to the 2018 Plan, the stock option award agreements evidencing awards under the 2018 Plan (including the CEO Award, the President Award and the awards to Messrs. Collins and Coyne), and certain stock option award agreements entered into pursuant to our 2017 Plan on substantially the same terms as the 2018 Plan (collectively, the “Performance Awards”).  Such amendments included: (i) amendment of the stock price milestones applicable to the Performance Awards; (ii) reduction of the exercise prices of the CEO Award and the President Award from $21.25 per share to $11.97 per share; (iii) extension of the period of time during which the exercisable portion of the CEO Award and the President Award will remain exercisable in the event of the officer’s separation from service under certain circumstances to the expiration of the 10-year term of such awards; and (iv) removal of the provision of the 2018 Plan that provided that, unless determined otherwise by a committee of independent and disinterested Board members, neither Chad Steelberg or Ryan Steelberg would be eligible to receive additional equity awards under the 2018 Plan or 2017 Plan.  Our stockholders approved these amendments in July 2020 and, based on such approval, our Board adopted the amendments effective as of August 27, 2020.

The stock price milestones applicable to the Performance Awards, as amended, are set forth in the table below.  Our stock price must equal or exceed the applicable stock price for thirty consecutive trading days for the stock price milestone to be achieved.

Tranche	Stock Price Milestone
1	$17.50 per share
2	$22.50 per share
3	$27.50 per share

Due to the strong financial performance of our business throughout 2020, we experienced significant appreciation in our stock price during the second half of 2020 and first quarter of 2021. As a result, the first and second stock price milestones applicable to the Performance Awards were achieved in January 2021, and the third stock price milestone was achieved in February 2021.  Accordingly, all of the Performance Awards were fully vested as of February 2021.

Inducement Grant Plan

Our Inducement Grant Plan was adopted by our Board in October 2020.  Under the Inducement Grant Plan, nonstatutory stock options, stock appreciation rights, stock awards, RSUs and dividend equivalent rights may be granted as an inducement material for eligible persons to enter into employment with the company in accordance with NASDAQ Marketplace Rule 5635(c)(4) and the related guidance under NASDAQ IM 5635-1, and any amendments or supplements thereto.  All stock options granted under the Inducement Grant Plan have exercise prices equal to or greater than the fair market value of our common stock on the grant date, and expire 10 years after the grant date, subject to earlier expiration in the event of termination of the awardee’s continuous service with the company.  All equity awards granted under the Inducement Grant Plan vest in accordance with the vesting schedules established by the Compensation Committee at the time of award, subject to the awardee’s continued service with our company.  The vesting of equity awards granted to our executive officers under the Inducement Grant Plan is subject to acceleration under certain circumstances as discussed under the heading “Payments Upon Termination of Employment or Change in Control” below.

2020 Equity Awards

On April 29, 2020, the Compensation Committee granted to each of Chad Steelberg, Ryan Steelberg and Messrs. Collins and Coyne under the 2017 Plan, an award of RSUs representing the right to receive upon vesting 72,633 shares of our common stock.  Each RSU award had a grant date fair value of $343,554 based on the closing stock price of our common stock on the grant date.  Such RSU awards vested in full on January 3, 2021.

On June 15, 2020, pursuant to the terms of their employment agreements, Chad Steelberg received an award of RSUs representing the right to receive upon vesting 350,000 shares of our common stock, which had a grant date fair value of $4,718,000, and Ryan Steelberg received an award of RSUs representing the right to receive upon vesting 140,000 shares of our common stock, which had a grant date fair value of $1,887,200.  Such RSUs awards will vest in full on June 15, 2021, subject to continued service and acceleration under certain circumstances, as discussed under the heading “Payments Upon Termination of Employment or Change in Control” below.

On October 8, 2020, pursuant to the terms of his employment agreement, Mr. Zemetra was granted the following equity awards under our Inducement Grant Plan:

•

An award of RSUs representing the right to receive upon vesting 40,000 shares of our common stock, which had a grant date fair value of $444,000.  50% of such RSUs will vest on October 8, 2021 and the remainder of such RSUs will vest in four equal quarterly installments thereafter;

•

A time-based nonqualified option to purchase 60,000 shares of our common stock, having an exercise price of $11.10 and a grant date fair value of $462,184.  Such stock option will vest over a four (4) year period, with 25% of the shares underlying such option vesting on October 8, 2021, and 1/36th of the remaining shares underlying such option vesting for each full month of his continuous employment thereafter; and

•

A performance-based nonqualified option to purchase 120,000 shares of our common stock, having an exercise price of $11.10 and a grant date fair value of $883,200.  Such performance-based stock option is subject to the same vesting conditions and other terms applicable to the Performance Awards granted to our other executive officers under the 2018 Plan, as described above.  Accordingly, such performance-based stock option vested in full as of February 2021.

The vesting of all of Mr. Zemetra’s time-based equity awards is subject to his continued employment through the relevant vesting date and acceleration under circumstances, as discussed under the heading “Payments Upon Termination of Employment or Change in Control” below.

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

Health Benefit Programs

Our executive officers are eligible to participate in our health benefit programs, including medical, dental, vision, long-term disability, life and accidental death and dismemberment insurance, flexible spending accounts and certain other benefits.  We pay 100% of the premiums for the medical, dental, vision, long-term disability and life insurance elected by Mr. Zemetra (and previously Messrs. Collins and Coyne) under these company-provided benefits (excluding the premiums for voluntary supplemental disability insurance). Chad Steelberg and Ryan Steelberg do not currently participate in these benefit programs; however, we pay for 100% of the costs for their separate healthcare plans.

Roles of Compensation Consultants in Determining Executive Compensation

The Compensation Committee has the authority to engage its own compensation consultants and other independent advisors to assist in designing and administering our executive compensation programs.  As noted above, in May 2020, in connection with its review of the compensation of Chad Steelberg and Ryan Steelberg, the Compensation Committee directly engaged Pearl Meyer to conduct a market study, which included a review and analysis of cash and equity compensation of Chad Steelberg and Ryan Steelberg relative to a group of peer companies.  The Committee reviewed and considered such market data in establishing the compensation arrangements under the employment agreements entered into with Chad Steelberg and Ryan Steelberg in June 2020.

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

Roles of Management in Determining Executive Compensation

The Compensation Committee periodically meets with our Chief Executive Officer and/or other executive officers to obtain recommendations with respect to compensation programs for executives and other employees.  Our Chief Executive Officer makes recommendations to the Compensation Committee on the base salaries, target incentives and performance measures, and equity compensation for our executives and other key employees.  The Compensation Committee considers, but is not bound to accept, management’s recommendations with respect to executive compensation. Our Chief Executive Officer and certain other executives attend most of the Compensation Committee’s meetings, but the Compensation Committee also holds private sessions outside the presence of members of management.  The Compensation Committee discusses our Chief Executive Officer’s compensation with him, but makes decisions with respect to his compensation without him present.  In June 2020, the Compensation Committee reviewed, discussed and negotiated with Chad Steelberg and Ryan Steelberg the compensation and other terms and conditions of their employment agreements.  The Compensation Committee has delegated to management the authority to make certain decisions regarding compensation for employees other than executive officers.  The Compensation Committee has not delegated any of its authority with respect to the compensation of executive officers.

Summary Compensation Table

The following table sets forth compensation earned during the fiscal years ended December 31, 2020 and 2019 by Chad Steelberg, our principal executive officer; Ryan Steelberg and Jeffrey B. Coyne, our two other most highly compensated executive officers who were serving as executive officers at December 31, 2020; Michael L. Zemetra, who was appointed as our principal financial officer on October 8, 2020; and Peter F. Collins, who served as our principal financial officer until October 8, 2020; as well as the grant date fair values of share-based compensation awarded to such officers during such fiscal years, calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation – Stock Compensation (“ASC Topic 718”).  These officers are referred to herein as the “named executive officers.”

Name and Principal Position	Year	Salary ($)	Stock Awards(1) ($)	Option Awards(2) ($)	Nonequity Incentive Plan Compen- sation(3) ($)	All Other Compen-sation(4) ($)	Total ($)

Chad Steelberg	2020	$386,378	$5,061,554	$1,164,369	$600,000	$112,546	$7,324,847
Chief Executive Officer	2019	250,000	—	—	—	35,408	285,408

Ryan Steelberg	2020	318,670	2,230,754	873,277	375,000	80,179	3,877,880
President	2019	250,000	—	—	—	30,806	280,806

Michael L. Zemetra(5)	2020	73,958	444,000	1,345,384	37,397	6,936	1,907,675
Executive Vice President, Chief Financial Officer and Treasurer	2019	—	—	—	—	—	—

Jeffrey B. Coyne(6)	2020	250,000	343,554	25,828	75,000	8,650	703,032
Former Executive Vice President, General Counsel and Secretary	2019	250,000	95,174	118,875	—	5,545	469,594

Peter F. Collins(7)	2020	221,930	343,554	25,828	65,137	78,638	735,087
Former Executive Vice President and Chief Financial Officer	2019	250,000	95,174	118,875	—	5,545	469,594

______________

(1)

Reflects the grant date fair values of RSUs awarded to the named executive officers, which were computed based on the closing price of our common stock on each grant date.  See additional information regarding the RSUs awarded to our named executive officers in 2020 under the heading “2020 Equity Awards” above.

(2)

The amounts shown for 2020 for Chad Steelberg, Ryan Steelberg, and Messrs. Collins and Coyne represent the incremental fair values of performance-based stock options previously granted to such officers resulting from the modification of such awards as of August 27, 2020, due to amendments to (i) the stock price milestones applicable to the awards, and (ii) for Chad Steelberg and Ryan Steelberg, the exercise prices of such awards, which amendments were approved by our stockholders on July 24, 2020 and adopted by our Board on August 27, 2020.  Such incremental fair values were computed as of the modification date using a Monte Carlo simulation model.  The amount shown for 2020 for Mr. Zemetra represents the aggregate fair values of a time-based stock option and a performance-based stock option granted to him upon joining the company in October 2020.  The fair value of such time-based stock option was estimated as of the grant date using the Black-Scholes-Merton option pricing model, and the fair value of such performance-based stock option was estimated as of the grant date using a Monte Carlo simulation model.  The assumptions used in the valuation of stock options granted in 2020, and in the valuation of the modified performance-based stock options in 2020, are discussed in Note 2 under the heading “Stock-Based Compensation” and Note 9 to our consolidated financial statements included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2020.  See additional information regarding the amendments to the performance-based stock options and the stock options granted to Mr. Zemetra in 2020 under the headings “2018 Performance-Based Stock Incentive Plan” and “2020 Equity Awards” above.

(3)

Reflects the amounts earned by each named executive officer under our cash incentive program based upon the achievement of quarterly and/or annual financial performance goals for 2020.  See additional information regarding such nonequity incentive plan compensation earned by our named executive officers in 2020 under the heading “Cash Incentives” above.

(4)

All other compensation for 2020 consists of the following: (i) for Chad Steelberg, reimbursement of costs of his separate healthcare plan totaling $37,794, a commuter allowance earned for 2020 totaling $54,396, and reimbursement of legal fees incurred related to his employment agreement of $20,356; (ii) for Ryan Steelberg, reimbursement of costs of his separate healthcare plan totaling $32,625, a commuter allowance earned for totaling $27,198, and reimbursement of legal fees incurred related to his employment agreement of $20,356; (iii) for Mr. Zemetra, reimbursement of legal fees incurred related to his employment agreement, and the amount of Company-paid premiums for healthcare benefits in excess of the premiums that we customarily pay on behalf of non-executive employees for such healthcare benefits under our benefit programs (“Excess Premiums”); (iv) for Mr. Coyne, the Excess Premiums; and (v) for Mr. Collins, separation amounts payable to him pursuant to his Separation Agreement, consisting of a severance amount and payment of premiums for continued health insurance coverage, totaling $69,988, and the Excess Premiums.

(5)	Mr. Zemetra joined our company on October 8, 2020. The amounts set forth for the year 2020 reflect amounts earned by Mr. Zemetra from such date through December 31, 2020.
(6)	Mr. Coyne resigned as our Executive Vice President, General Counsel and Secretary effective as of April 30, 2021.
(7)	Mr. Collins left our company on November 13, 2020. The amounts set forth for the year 2020 reflect amounts earned by Mr. Collins through such date.

Outstanding Equity Awards at 2020 Fiscal Year End

The table below sets forth information regarding outstanding equity awards held by each named executive officer as of December 31, 2020, including: (i) the numbers of shares of our common stock underlying exercisable and unexercisable stock options, and unearned performance-based stock options, held by each named executive officer and the exercise prices and expiration dates thereof; and (ii) the aggregate number of RSUs held by each named executive officer, and the market value thereof, that had not vested as of December 31, 2020.

Name	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)		Number of Securities Underlying Unearned Options Under Equity Incentive Plan(1) (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares, Units or Other Rights That Have Not Vested(2) (#)	Market or Payout Value of Shares, Units or Other Rights That Have Not Vested(3) ($)
	Exercisable	Unexercisable

Chad Steelberg	522,409	–		–	$15.00	05/10/27	–	–
	1,044,819	–		–	$15.00	05/10/27	–	–
	93,519	42,510	(4)	–	$15.14	03/15/28	–	–
	–	–		1,809,900	$11.97	05/06/28	–	–
	–	–		–	–	–	422,633	$12,023,909

Ryan Steelberg	522,409	–		–	$15.00	05/10/27	–	–
	1,044,819	–		–	$15.00	05/10/27	–	–
	46,760	21,255	(4)	–	$15.14	03/15/28	–	–
	–	–		1,357,425	$11.97	05/06/28	–	–
	–	–		–	–	–	212,633	$6,049,409

Michael L. Zemetra	–	60,000	(5)	–	$11.10	10/08/30	–	–
	–	–		120,000	$11.10	10/08/30	–	–
	–	–		–	–	–	40,000	$1,138,000

Jeffrey B. Coyne	10,750	1,250	(6)	–	$15.00	05/10/27	–	–
	25,505	11,594	(7)	–	$15.14	03/15/28	–	–
	6,875	8,125	(8)	–	$5.65	02/12/29	–	–
	–	–		26,001	$5.65	02/12/29	–	–
	–	–		–	–	–	72,633	$2,066,409

Peter F. Collins(9)	10,500	–		–	$15.00	02/13/21	–	–
	23,959	–		–	$15.14	02/13/21	–	–
	6,562	–		–	$5.65	02/13/21	–	–
	–	–		26,001	$5.65	02/12/29	–	–
	–	–		–	–	–	–	–
(1)

Consists of performance-based stock options awarded to Chad Steelberg and Ryan Steelberg on May 6, 2018 by a Special Committee of our Board pursuant to our 2018 Plan; performance-based stock options awarded to Messrs. Collins and Coyne under our 2018 Plan on February 12, 2019; and a performance-based stock option awarded to Mr. Zemetra under our Inducement Grant Plan on October 8, 2020.  The vesting of one-third (1/3rd) of each of such performance-based stock options was conditioned upon the achievement of stock price milestones for our common stock of $17.50, $22.50 and $27.50 per share, respectively. The first and second stock price milestones were achieved in January 2021, and the third stock price milestone was achieved in February 2021. Accordingly, all such performance-based stock options have vested in full.  See additional information regarding such performance-based stock options under the headings “2018 Performance-Based Stock Incentive Plan” and “2020 Equity Awards” above.

(2)

Consists of RSUs awarded to the named executive officers in 2020, which had not vested as of December 31, 2020.  Of the 422,633 RSUs held by Chad Steelberg, 72,633 RSUs vested on January 3, 2021, and 350,000 RSUs will vest on June 15, 2021.  Of the 212,633 RSUs held by Ryan Steelberg, 72,633 RSUs vested on January 3, 2021, and 140,000 RSUs will vest on June 15, 2021.  All of the RSUs held by Mr. Coyne vested in full on January 3, 2021.  50% of the RSUs held by Mr. Zemetra will vest on October 8, 2021, and the remaining 50% of such RSUs will vest in four equal quarterly installments thereafter through October 8, 2022.

(3)

The market values of all RSUs reflected in the table above have been calculated based on the closing price of our common stock on December 31, 2020 as reported on the NASDAQ Global Market, which was $28.45 per share.

(4)

Consists of stock options that were granted to the named executive officers on March 15, 2018, which had not vested as of December 31, 2020.  Such unvested options will vest in 15 equal monthly installments through March 15, 2022.

(5)

Consists of a stock option that was granted to Mr. Zemetra on October 8, 2020, which had not vested as of December 31, 2020.  25% of the shares underlying such option will vest on October 8, 2021, and the remaining shares will vest in 36 equal monthly installments thereafter through October 8, 2024.

(6)

Consists of a stock option that was granted to Mr. Coyne on May 11, 2017, which had not vested as of December 31, 2020.  A total of 1,000 shares underlying such option have subsequently vested and the remainder were forfeited.

(7)

Consists of a stock option that was granted to Mr. Coyne on March 15, 2018, which had not vested as of December 31, 2020.  A total of 3,092 shares underlying such option have subsequently vested and the remainder were forfeited.

(8)

Consists of a stock option that was granted to Mr. Coyne on February 12, 2019, which had not vested as of December 31, 2020.  A total of 1,250 shares underlying such option have subsequently vested and the remainder were forfeited.

(9)

Pete Collins left the company on November 13, 2020.  All time-based stock options held by Mr. Collins that had not vested as of such date were forfeited.  All performance-based stock options held by Mr. Collins as of such date remained eligible for vesting in accordance with the terms of our 2018 Plan and subsequently vested in January and February 2021 as discussed above.

The vesting of equity awards held by the named executive officers is subject to each officer’s continued service with our company, and is subject to acceleration under certain circumstances as discussed under the heading “Payments Upon Termination of Employment or Change in Control” below.

Payments Upon Termination of Employment or Change in Control

Chad Steelberg and Ryan Steelberg

Pursuant to the terms of the employment agreements entered into with each of Chad Steelberg and Ryan Steelberg in June 2020, if the officer’s employment is terminated by us without cause (as defined in his employment agreement) or due to his death or disability (as defined in his employment agreement), or the officer resigns for good reason (as defined in his employment agreement), then 50% of any unvested portion of any equity awards held by the officer  will immediately vest, and all stock options held by the officer (other than the performance-based stock options granted to him under the 2018 Plan) will remain exercisable until the expiration of the term of such stock option.  In addition, the officer shall be entitled to receive (i) his annual incentive bonus for the year in which the termination occurs, prorated based on the completed portion of the applicable performance period through the date of termination, with any performance metrics based on actual performance as determined at the end of the annual performance period, and (ii) a severance payment equal to the sum of his annual base salary and his target annual incentive bonus, multiplied by 1.5, which amount will be paid in thirty-six (36) equal installments through salary continuation in accordance with our normal payroll practices.

In the event of a change in control of Veritone, if the officer’s employment is terminated without cause (as defined in his employment agreement) or due to his death or disability (as defined in his employment agreement), or the officer resigns for good reason (as defined in his employment agreement) during the six-month period prior to such change in control or 12-month period following such change in control, the officer shall be entitled to the same benefits and payments described above, except that such officer shall also be entitled to an additional severance payment equal to the sum of his annual base salary and his target annual incentive bonus, multiplied by 3.5, which amount shall be payable in a lump sum upon the officer’s termination.

As discussed above, the performance-based stock options granted to Chad Steelberg and Ryan Steelberg under our 2018 Plan have vested in full.  Pursuant to the terms of our 2018 Plan, in the event of a change in control of Veritone, such performance-based stock options shall be assumed, substituted or exchanged for an equivalent award by the successor entity, and shall remain exercisable for the remainder of the term thereof. In addition, if the officer’s employment is terminated by us without cause, other than following a change in control of Veritone, then the exercisable portion of such awards will remain exercisable for the remainder of the term thereof, provided that the officer has not engaged in misconduct, as defined in the 2018 Plan.

Michael Zemetra

Pursuant to the terms of the employment agreement entered into with Mr. Zemetra in October 2020, if his employment is terminated by us without cause (as defined in his employment agreement), or he resigns for good reason (as defined in his employment agreement), then he shall be entitled to receive (i) his annual incentive bonus for the year in which the termination occurs, prorated based on the completed portion of the applicable performance period through the date of termination, with any performance metrics based on actual performance as determined at the end of the annual performance period, and (ii) a severance payment in the form of continued salary payments in an amount initially set at six (6) months of his monthly base salary, which was increased to twelve (12) months of his monthly base salary in January 2021 upon achieving certain stock price milestones.

Mr. Zemetra’s employment agreement also provides that, in the event of a change in control of Veritone, if his employment is terminated by the company without cause (as defined in his employment agreement), or he resigns for good reason (as defined in his employment agreement), during the six-month period prior to such change in control or 12-month period following such change in control, he shall be entitled to the same benefits and payments described above, and the following additional benefits: (a) any unvested portion of any time-based equity awards held by him will immediately vest, and (b) an additional severance payment equal to the sum of his annual base salary and two times his target annual incentive bonus (calculated pro rata for the year as of the date of cessation of employment), which amount shall be payable in a lump sum upon the later to occur of his termination date or such change in control.

As discussed above, the performance-based stock option granted to Mr. Zemetra has vested in full.  Pursuant to the terms of Mr. Zemetra’s performance-based stock option agreement, in the event of a change in control of Veritone, such stock option shall be assumed, substituted or exchanged for an equivalent award by the successor entity, and shall remain exercisable for the remainder of the term thereof.

Director Compensation

We are eligible to, and have chosen to, comply with the director compensation disclosure rules applicable to a “smaller reporting company,” as defined in applicable SEC rules.

Overview

Our non-employee director compensation program is comprised of two key components: equity awards and cash retainer fees.  Non-employee director compensation is reviewed by our Compensation Committee on an annual basis.  The compensation components and amounts that were in effect for 2020 are described below.

•	Equity Awards: each non-employee director receives awards of RSUs under the automatic grant program for non-employee directors set forth in our 2017 Plan, including:
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

•	Board Fees: on an annual basis, each non-employee director receives an annual cash retainer for serving as a member of our Board in the amount of $25,000; and

•

Committee Fees: on an annual basis, each non-employee director serving as a member of our Audit Committee, our Compensation Committee, or our Corporate Governance and Nominating Committee, receives an annual cash retainer in the amount of $7,500, $5,000, and $2,500, respectively. In addition, each non-employee director serving as Chairman of our Audit Committee, Chairman of our Compensation Committee, or Chairman of our Corporate Governance and Nominating Committee receives an additional annual cash retainer of $7,500, $5,000 and $2,500, respectively.

The annual cash retainer fees are paid in quarterly installments.  Our directors are also reimbursed for expenses incurred in attending Board and/or committee meetings or in connection with other business activities on behalf of our company. All such expenses must be in accordance with our travel and expense reimbursement policy.

Our executive officers, Chad Steelberg and Ryan Steelberg, who also serve on our Board, do not receive any additional compensation for their service on our Board.

2020 Director Compensation

The table below sets forth cash compensation earned by each non-employee director, and the grant date fair values of equity awards granted to each non-employee director, during the fiscal year ended December 31, 2020.  All compensation of Chad Steelberg and Ryan Steelberg is reported in the Summary Compensation Table on page 11 and has been excluded from the table below.

Name	Fees Earned or Paid in Cash(1) ($)	Stock Awards(2)(3) ($)	Total ($)
Jeff P. Gehl	$35,000	$74,998	$109,998
G. Louis Graziadio, III	35,000	74,998	109,998
Knute P. Kurtz	42,500	74,998	117,498
Nayaki R. Nayyar	30,000	74,998	104,998
Richard H. Taketa	42,500	74,998	117,498

____________

(1)

Reflects cash retainer fees earned in 2020 by each non-employee director for service on our Board and committees of our Board, as applicable.  The amounts reported for Messrs. Gehl, Kurtz and Taketa include additional retainer fees for serving as the Chairman of the Corporate Governance and Nominating Committee, the Audit Committee and the Compensation Committee, respectively.

(2)

Reflects the grant date fair values of RSU awards granted to each non-employee director in 2020, calculated in accordance with ASC Topic 718.  RSUs representing a right to receive 6,925 shares of our common stock were awarded to each of our non-employee directors on July 24, 2020, and the grant date fair value of such awards was determined based on our closing stock price on such date, which was $10.83 per share.  Such RSUs will vest in full on the first anniversary of the grant date (or the day immediately preceding the date of our 2021 annual meeting, if earlier).

(3)

The number of stock awards, consisting entirely of RSUs, held as of December 31, 2020 by each non-employee director serving on the Board on such date is set forth in the table below.  None of our non-employee directors held any stock options as of December 31, 2020.

Name	Aggregate Number of Shares Underlying Outstanding RSUs
Jeff P. Gehl	6,925
G. Louis Graziadio, III	6,925
Knute P. Kurtz	6,925
Nayaki R. Nayyar	6,925
Richard H. Taketa	6,925

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

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is currently comprised of three non-employee directors: Ms. Nayyar and Messrs. Gehl and Taketa, all of whom served on the Compensation Committee during 2020.  None of the members of the Compensation Committee are or have been our officers or employees, and each member qualifies as an independent director as defined by Rules 5605(a)(2) and (d)(2) of the NASDAQ Listing Rules.  No executive officer serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our Board or our Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth specified information with respect to the beneficial ownership of our common stock as of April 25, 2021 by: (1) each of our named executive officers serving at the time of this filing; (2) each of our directors; (3) all of our executive officers serving at the time of this filing and our directors as a group; and (4) each person (or group of affiliated persons) who is known by us to beneficially own more than 5% of the outstanding shares of our common stock.

Name and Address of Beneficial Owners(1)	Amount and Nature of Shares Beneficially Owned(2)
	Number	Percentage

Officers and Directors
Chad Steelberg(3)	5,721,223	15.6%
Ryan Steelberg(4)	5,522,277	15.4%
Michael L. Zemetra(5)	121,900	*
Jeff P. Gehl(6)	124,122	*
G. Louis Graziadio, III(7)	261,410	*
Knute P. Kurtz(8)	26,442	*
Nayaki R. Nayyar(9)	22,739	*
Richard H. Taketa(10)	67,273	*
All executive officers and directors as a group (8 persons)(11)	11,573,103	28.9%

5% Stockholders
Banta Asset Management, LP(12) 517 30th Street Newport Beach, CA 92663	2,926,825	9.0%
BlackRock, Inc.(13) (and certain of its subsidiaries) 55 East 52nd Street New York, NY 10055	1,647,098	5.0%
The Vanguard Group(14) (and certain of its subsidiaries) 100 Vanguard Blvd. Malvern, PA 19355	1,635,775	5.0%

* Less than 1%

(1)	Unless otherwise indicated, the business address of each holder is c/o Veritone, Inc., 1515 Arapahoe Street, Tower 3, Suite 400, Denver, Colorado 80202.
(2)

The beneficial ownership is calculated based on 32,683,519 shares of our common stock outstanding as of April 25, 2021. Beneficial ownership is determined in accordance with SEC rules.  In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options, warrants, RSUs and/or other rights held by that person that are exercisable and/or will be settled within 60 days after April 25, 2021 are deemed outstanding.  Such shares, however, are not deemed outstanding for the purpose of computing the percentage of each other person.  To our knowledge, except pursuant to applicable community property laws or as otherwise indicated, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name, and none of such persons has pledged such shares as security for any obligation.

(3)

Includes (i) 160,426 shares of common stock held by CSVH, LLC; (ii) 215,921 shares of common stock, and warrants to purchase 78,362 shares of common stock that are exercisable within 60 days after April 25, 2021, held by Steel Veritone Fund I, LLC; (iii) 425,603 shares of common stock held by Chad Steelberg’s son; (iv) 425,603 shares of common stock held by Chad Steelberg’s daughter; (v) 425,603 shares of common stock held by Chad Steelberg’s spouse as custodian for his minor daughter; (vi) 3,487,651 shares of common stock subject to outstanding options that are exercisable within 60 days after April 25, 2021; and (vii) 422,633 shares of common stock that are issuable within 60 days after April 25, 2021 upon the settlement of RSUs that have vested or will vest during such time period. Chad Steelberg is the sole member and manager of CSVH, LLC and, as such, has sole voting and dispositive power over all shares held by CSVH, LLC.  Chad Steelberg is the Manager of Steel Veritone Fund I, LLC, and his grantor trust, of which he is the trustee, owns 50% of the membership interests of such entity.  As such, Chad Steelberg is deemed to have shared voting and dispositive power over all of the shares and warrants held by Steel Veritone Fund I, LLC.  Chad Steelberg is deemed to have shared voting and dispositive power with respect to all shares held by his son, his daughter, and his spouse as custodian for his minor daughter, but disclaims beneficial ownership of all such shares.

(4)

Consists of (i) 2,003,349 shares of common stock held by RVH, LLC; (ii) 32,097 shares held by Ryan Steelberg as trustee of his grantor trust; (iii) 215,921 shares of common stock, and warrants to purchase 78,362 shares of common stock that are exercisable within 60 days after April 25, 2021, held by Steel Veritone Fund I, LLC; (iv) 2,979,915 shares of common stock subject to outstanding options that are exercisable within 60 days after April 25, 2021; and (v) 212,633 shares of common stock that are issuable within 60 days after April 25, 2021 upon the settlement of RSUs that have vested or will vest during such time period. Ryan Steelberg is the sole member and manager of RVH, LLC and, as such, has sole voting and dispositive power over all shares held by RVH, LLC.  Ryan Steelberg’s grantor trust (of which he is the trustee) owns 50% of the membership interests of Steel Veritone Fund I, LLC and, as such, Ryan Steelberg is deemed to have shared voting and dispositive power over the shares and warrants held by Steel Veritone Fund I, LLC.

(5)	Includes 120,000 shares of common stock subject to outstanding options that are exercisable within 60 days after April 25, 2021.
(6)

Includes (i) 29,400 shares of common stock held by Mr. Gehl as trustee of his living trust; (ii) 43,184 shares of common stock, and warrants to purchase 15,672 shares of common stock that are exercisable within 60 days after April 25, 2021, held by BigBoy, LLC; and (iii) 6,925 shares of common stock that are issuable within 60 days after April 25, 2021 upon the vesting and settlement of RSUs. Mr. Gehl is the Manager of BigBoy, LLC and has sole voting and dispositive power over all of the shares and warrants held by BigBoy, LLC.

(7)

Includes (a) 7,134 shares of common stock held by the George & Reva Graziadio Charitable Lead Annuity Trust; 6,434 shares of common stock held by Ginarra Partners, LLC; 16,091 shares of common stock held by Ginmarra Investors Fund 1, LLC; 9,034 shares of common stock held by the George & Reva Graziadio Grandchildren Trust II for the benefit of Mr. Graziadio’s children; 13,034 shares held by the Graziadio Dynasty Trust II; and 59,271 shares of common stock held by Boss Holdings, Inc., with respect to which Mr. Graziadio has sole voting and dispositive power; and (b) 3,368 shares held by Mr. Graziadio’s spouse; 4,534 shares of common stock held by Mr. Graziadio’s son; 4,534 shares of common stock held by Mr. Graziadio’s daughter; and 3,693 shares held by Western Metals Corporation, with respect to which Mr. Graziadio has shared voting and dispositive power.  Mr. Graziadio disclaims beneficial ownership of all such shares, except to the extent of his pecuniary interest in such shares.  Also includes 6,925 shares of common stock that are issuable within 60 days after April 25, 2021 upon the vesting and settlement of RSUs.  Does not include (i) 315,166 shares of common stock held by the Graziadio Family Trust u/d/t 11/13/75, as Mr. Graziadio does not have any voting or dispositive power over any of such shares, and Mr. Graziadio disclaims beneficial ownership of such shares; and (ii) 2,334 shares of common stock held by the George and Reva Graziadio Foundation, as Mr. Graziadio does not have any voting or dispositive power over any of such shares, and Mr. Graziadio disclaims beneficial ownership of such shares.

(8)	Includes 6,925 shares of common stock that are issuable within 60 days after April 25, 2021 upon the vesting and settlement of RSUs.
(9)	Includes 6,925 shares of common stock that are issuable within 60 days after April 25, 2021 upon the vesting and settlement of RSUs.
(10)

Includes (i) 40,979 shares held by Mr. Taketa and his spouse as trustees of a family trust, and (ii) 6,925 shares of common stock that are issuable within 60 days after April 25, 2021 upon the vesting and settlement of RSUs.

(11)

Includes (i) an aggregate of 3,929,292 shares of common stock held indirectly by our executive officers and directors, as described in footnotes (1) through (11) above; (ii) warrants to purchase an aggregate of 94,034 shares of common stock that are exercisable within 60 days after April 25, 2021; (iii) an aggregate of 6,587,566 shares of common stock subject to outstanding options that are exercisable within 60 days after April 25, 2021; and (iv) 669,891 shares of common stock issuable within 60 days after April 25, 2021 upon the settlement of RSUs that have vested or will vest during such time period.

(12)

The holder has sole voting and dispositive power with respect to 2,320,075 shares of common stock and has shared voting and dispositive power with respect to 606,750 shares of common stock.  The beneficial ownership information reflected in the table is included in the Schedule 13G, Amendment No. 6, filed by the holder with the SEC on January 6, 2021.

(13)

The holder has sole voting power with respect to 1,636,516 shares of common stock and has sole dispositive power with respect to 1,647,098 shares of common stock.  The beneficial ownership information reflected in the table is included in the Schedule 13G filed by the holder with the SEC on February 2, 2021.

(14)

The holder has shared voting power with respect to 47,291 shares of common stock, sole dispositive power with respect to 1,577,859 shares of common stock and shared dispositive power with respect to 57,916 shares of common stock.  The beneficial ownership information reflected in the table is included in the Schedule 13G filed by the holder with the SEC on February 10, 2021.

Equity Compensation Plan Information at 2020 Fiscal Year End

The following table sets forth information with respect to securities authorized for issuance under our equity compensation plans as of December 31, 2020:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)(3)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans Approved by Security Holders(1)	10,121,214	$11.59	1,865,221
Equity Compensation Plans Not Approved by Security Holders(2)	808,000	$7.84	408,000
Total	10,929,214		2,273,221

____________

(1)

The number of shares reflected in column (a) of the table above for equity compensation plans approved by security holders consists of: (i) outstanding options to purchase an aggregate of 9,371,090 shares of our common stock, which were granted under our 2014 Plan, 2017 Plan and 2018 Plan; and (ii) outstanding RSUs representing the right to receive upon vesting an aggregate of 750,124 shares of our common stock, which were awarded under our 2017 Plan.  The number of shares reflected in column (c) of the table above for equity compensation plans approved by security holders consists of (a) an aggregate of 596,999 shares available for issuance under future grants made under our 2017 Plan and 2018 Plan as of December 31, 2020, and (b) 1,268,222 shares available for future issuance under our ESPP as of December 31, 2020, of which 67,068 shares were subsequently issued on January 29, 2021 for the purchase interval that had been open as of December 31, 2020. At the time of the adoption of the 2017 Plan, the Board resolved not to make any further awards under our 2014 Plan following our initial public offering. Our 2017 Plan provides that the number of shares reserved for issuance thereunder will increase automatically on the first trading day of January each calendar year by an amount equal to 3% of the total number of shares of common stock outstanding on the last trading day in December of the immediately preceding calendar year, up to an annual maximum of 750,000 shares.  Our ESPP provides that the number of shares reserved for issuance thereunder will increase automatically on the first trading day of January each calendar year by an amount equal to 1% of the total number of shares of common stock outstanding on the last trading day in December of the immediately preceding calendar year, up to an annual maximum of 250,000 shares.

(2)

The number of shares reflected in column (a) of the table above for equity compensation plans not approved by security holders consists of: (i) outstanding options to purchase an aggregate of 263,000 shares of our common stock, which were granted under our Inducement Grant Plan; (ii) outstanding RSUs representing the right to receive upon vesting an aggregate of 79,000 shares of our common stock, which were awarded under our Inducement Grant Plan; and (iii) outstanding warrants to purchase an aggregate of 466,000 shares of our common stock, which were issued to consulting firms as partial consideration for services rendered to us.  The number of shares reflected in column (c) of the table above for equity compensation plans not approved by security holders consists of 408,000 shares available for issuance under future grants made under our Inducement Grant Plan.  See additional information regarding our Inducement Grant Plan under the heading “Inducement Grant Plan” above.  On October 8, 2020, we granted to Mr. Zemetra under our Inducement Grant Plan options to purchase an aggregate of 180,000 shares of our common stock, having an exercise price of $11.10 per share, and an award of RSUs representing the right to receive upon vesting 40,000 shares of our common stock, all of which equity awards were outstanding as of December 31, 2020.  The outstanding warrants are comprised of (1) a warrant to purchase up to 50,000 shares of our common stock, which was issued on April 14, 2020, has an exercise price of $3.01 per share, was fully vested and exercisable upon issuance, and expires on December 31, 2021; (2) a warrant to purchase up to 396,000 shares of our common stock, which was issued on April 14, 2020, has an exercise price of $3.01 per share, shall vest and become exercisable in three substantially equal installments of 133,333 shares upon the achievement of specified performance goals and/or a market condition (which market condition has been achieved), and expires on December 31, 2023; and (3) a warrant to purchase up to 20,000 shares of our common stock, which was issued on April 6, 2018, has an exercise price of $11.73 per share, was fully vested and exercisable upon issuance, and expires on April 6, 2023.

(3)

The weighted-average exercise prices reflected in column (b) represents the weighted-average exercise prices of outstanding options.  All outstanding RSUs were awarded without payment of any purchase price.  For equity compensation plans not approved by security holders, the weighted-average exercise price consists of: (i) a weighted-average exercise price of $15.74 with respect to options to purchase an aggregate of 263,000 shares of our common stock, and (ii) a weighted-average exercise price of $3.38 with respect to warrants to purchase an aggregate of 466,000 shares of our common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

The following is a description of transactions since January 1, 2019 to which we have been a party in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at the end of our last two completed fiscal years and in which any of our directors, executive officers or beneficial holders of more than 5% of our common stock, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest.

Warrants

In March 2017, we entered into a Note Purchase Agreement with Acacia and Veritone LOC I, LLC (“VLOC” and collectively with Acacia, the “Lenders”), which provided for an $8.0 million line of credit (the “Bridge Loan”).  In connection with the Bridge Loan, we issued to the Lenders warrants to purchase an aggregate of 313,440 shares of our common stock at an exercise price of $13.6088 per share, of which warrants to purchase an aggregate of 145,945 shares are currently outstanding.  At the time of these transactions, the members of VLOC included entities controlled by Chad Steelberg and Ryan Steelberg, and Mr. Gehl was the Manager of VLOC and was deemed to beneficially own all of the securities held by VLOC. In March 2018, VLOC distributed all of the shares of our common stock and warrants to purchase our common stock held by VLOC to its members.

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

Director Independence

Our Board has determined that five of our seven current directors, Ms. Nayyar and Messrs. Gehl, Graziadio, Kurtz and Taketa, are independent, as determined in accordance with the rules of NASDAQ and the SEC.  In making such independence determination, our Board considered the relationships that each non-employee director has with us and all other facts and circumstances that the Board deemed relevant in determining their independence.

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

Item 14. Principal Accounting Fees and Services.

Principal Independent Auditor Fees

The table below reflects the aggregate fees billed for audit, audit-related, tax and other services rendered by Grant Thornton for our fiscal years ended December 31, 2020 and 2019.

Fee Category	Year Ended December 31, 2020	Year Ended December 31, 2019
Audit Fees	$ 505,900	$ 449,599
Audit-Related Fees	–	38,000
Tax Fees	–	–
All Other Fees	–	–
Total Fees	$ 505,900	$ 487,599

Audit Fees

Audit fees billed by Grant Thornton for both years consisted of fees for professional services rendered for: (i) the audit of our annual consolidated financial statements; (ii) the review of our consolidated financial statements included in our quarterly reports on Form 10-Q; (iii) the review of our registration statements filed with the SEC in 2019 and 2020; (iv) for 2019, the review of accounting matters related to our acquisitions of Wazee Digital, Inc., S Media Limited (doing business as Performance Bridge Media), and Machine Box, Inc. in the third quarter of 2018; (v) for 2020, reviews related to our financings; and (vi) reviews related to other filings with the SEC.

Audit-Related Fees

Audit-related fees for 2019 related to financial accounting consultations.

Tax Fees

No tax related services were rendered by Grant Thornton for 2020 or 2019.

All Other Fees

No other services were rendered by Grant Thornton for 2020 or 2019.

Audit Committee Pre-Approval Policies and Procedures

Consistent with SEC rules, the Audit Committee has the responsibility for appointing, setting compensation for and overseeing the work of our independent registered public accounting firm.  As such, the Audit Committee has established a policy of pre-approving all audit and permissible non-audit services provided to us by our independent registered public accounting firm.  Prior to engagement, the Audit Committee pre-approves these services by category of service.  The fees are budgeted and the Audit Committee requires the independent registered public accounting firm and management to report actual fees versus the budget periodically throughout the year by category of service.  During the year, circumstances may arise that make it necessary to engage our independent registered public accounting firm for additional services not contemplated in the original pre-approval.  In those instances, the Audit Committee requires specific pre-approval prior to engagement.  All audit and audit-related services provided by Grant Thornton during 2020 were approved by the Audit Committee pursuant to this policy.

The Audit Committee may delegate pre-approval authority to one or more of its members.  The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting.

The Audit Committee reviewed and discussed the services, in addition to audit services, rendered by Grant Thornton during 2020, as well as the fees paid therefor, and has determined that the provision of such other services by Grant Thornton, and the fees paid therefor, were compatible with maintaining Grant Thornton’s independence.

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

10.22*	Form of Award Agreement to be used under the 2018 Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on July 5, 2018).

Exhibit No.	Description of Exhibit
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

21.1(1)	List of Subsidiaries.

23.1(1)	Consent of Grant Thornton LLP.

Exhibit No.	Description of Exhibit

24.1(1)	Power of Attorney (included on signature page).

31.1(1)	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2(1)	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.3(2)	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.4(2)	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1(1)+	Certifications pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020, has been formatted in Inline XBRL.
(1)	Previously filed with our Original Filing.
(2)	Filed with this Amendment No. 1 to Annual Report on Form 10-K/A.
*	Indicates a management contract or compensatory plan or arrangement.
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

Veritone, Inc.

Date: April 30, 2021	By:	/s/ Chad Steelberg
Chad Steelberg
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Chad Steelberg	Chief Executive Officer and Chairman of the Board	April 30, 2021
Chad Steelberg	(Principal Executive Officer)

/s/ Michael L. Zemetra	Executive Vice President, Chief Financial Officer and Treasurer	April 30, 2021
Michael L. Zemetra	(Principal Financial and Accounting Officer)

*	President and Director	April 30, 2021
Ryan Steelberg

*	Director	April 30, 2021
Jeff P. Gehl

*	Director	April 30, 2021
G. Louis Graziadio, III

*	Director	April 30, 2021
Knute P. Kurtz

*	Director	April 30, 2021
Nayaki R. Nayyar

*	Director	April 30, 2021
Richard H. Taketa

*By: Michael L. Zemetra		April 30, 2021
Michael L. Zemetra Attorney-in-Fact