Form 10-Q
period 2021-03-31
Veritone, Inc.
filed 2021-05-06
CIK 1615165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-38093

Veritone, Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-1161641
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1515 Arapahoe St., Tower 3, Suite 400, Denver, CO 80202

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

As of April 30, 2021, 32,683,519 shares of the registrant’s common stock were outstanding.

VERITONE, INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2021

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

The forward-looking statements included herein represent our management’s current expectations and assumptions based on information available as of the date of this report. These statements involve numerous known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that may cause or contribute to such differences include, but are not limited to, those discussed in more detail in Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of Part I, and Item 1A (Risk Factors) of Part II, of this Quarterly Report on Form 10-Q, and in Item 1 (Business) and Item 1A (Risk Factors) of Part I of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 5, 2021. Readers should carefully review these risks, as well as the additional risks described in other documents we file from time to time with the Securities and Exchange Commission. In light of the significant risks and uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that such results will be achieved, and readers are cautioned not to place undue reliance on such forward-looking information, which speak only as of the date of this report.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VERITONE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share and share data)

(Unaudited)

	As of
	March 31,	December 31,
	2021	2020
ASSETS
Cash and cash equivalents	$127,459	$114,817
Accounts receivable, net	24,100	16,666
Expenditures billable to clients	16,129	18,365
Prepaid expenses and other current assets	5,220	6,719
Total current assets	172,908	156,567
Property, equipment and improvements, net	385	2,354
Intangible assets, net	9,666	10,744
Goodwill	6,904	6,904
Long-term restricted cash	855	855
Other assets	229	230
Total assets	$190,947	$177,654
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$19,186	$15,632
Accrued media payments	65,391	55,874
Client advances	8,321	6,496
Other accrued liabilities	10,143	10,246
Total current liabilities	103,041	88,248
Other non-current liabilities	2,113	1,196
Total liabilities	105,154	89,444
Commitments and contingencies (Note 7)
Stockholders' equity
Common stock, par value $0.001 per share; 75,000,000 shares authorized; 32,676,286 and 31,799,354 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	33	32
Additional paid-in capital	396,619	368,477
Accumulated deficit	(310,932)	(280,365)
Accumulated other comprehensive income	73	66
Total stockholders' equity	85,793	88,210
Total liabilities and stockholders' equity	$190,947	$177,654

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(in thousands, except per share and share data)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Revenue	$18,295	$11,904
Operating expenses:
Cost of revenue	4,823	3,250
Sales and marketing	6,427	4,929
Research and development	4,960	3,646
General and administrative	31,543	11,543
Amortization	1,078	1,348
Total operating expenses	48,831	24,716
Loss from operations	(30,536)	(12,812)
Other (expense) income, net	(9)	131
Loss before provision for income taxes	(30,545)	(12,681)
Provision for income taxes	22	3
Net loss	$(30,567)	$(12,684)
Net loss per share:
Basic and diluted	$(0.95)	$(0.47)
Weighted average shares outstanding:
Basic and diluted	32,172,038	26,773,163
Comprehensive loss:
Net loss	(30,567)	(12,684)
Foreign currency translation gain, net of income taxes	7	4
Total comprehensive loss	$(30,560)	$(12,680)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(Unaudited)

	Three Months Ended March 31, 2021
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
Balance as of December 31, 2020	31,799,354	$32	$368,477	$(280,365)	$66	$88,210
Common stock issued under employee stock plans, net	608,886	1	4,253	—	—	4,254
Common stock issued for services	15,828	—	119	—	—	119
Stock-based compensation expense	—	—	21,491	—	—	21,491
Exercise of warrants	252,218	—	2,279	—	—	2,279
Net loss	—	—	—	(30,567)	—	(30,567)
Other comprehensive gain	—	—	—	—	7	7
Balance as of March 31, 2021	32,676,286	$33	$396,619	$(310,932)	$73	$85,793

	Three Months Ended March 31, 2020
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
Balance as of December 31, 2019	25,670,737	26	279,828	(232,489)	46	47,411
Common stock offerings, net	1,292,208	1	2,983	—	—	2,984
Common stock issued under employee stock plans, net	111,427	—	101	—	—	101
Stock-based compensation expense	—	—	4,456	—	—	4,456
Net loss	—	—	—	(12,684)	—	(12,684)
Other comprehensive gain	—	—	—	—	4	4
Balance as of March 31, 2020	27,074,372	$27	$287,368	$(245,173)	$50	$42,272

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(30,567)	$(12,684)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,253	1,604
Loss on disposal of fixed assets	1,894	—
Loss on sublease	1,211	—
Change in fair value of warrant liability	—	(2)
Provision for doubtful accounts	5	—
Stock-based compensation expense	21,610	4,456
Changes in assets and liabilities:
Accounts receivable	(7,439)	(555)
Expenditures billable to clients	2,236	5,446
Prepaid expenses and other current assets	1,507	406
Accounts payable	3,554	(763)
Accrued media payments	9,517	3,334
Client advances	1,825	947
Other accrued liabilities	(103)	(644)
Other liabilities	(294)	(42)
Net cash provided by operating activities	6,209	1,503
Cash flows from investing activities:
Capital expenditures	(100)	(9)
Net cash used in investing activities	(100)	(9)
Cash flows from financing activities:
Proceeds from common stock offerings, net	—	3,505
Proceeds from the exercise of warrants	2,279	—
Proceeds from issuances of stock under employee stock plans, net	4,254	101
Net cash provided by financing activities	6,533	3,606
Net increase in cash and cash equivalents and restricted cash	12,642	5,100
Cash and cash equivalents and restricted cash, beginning of period	115,672	44,920
Cash and cash equivalents and restricted cash, end of period	$128,314	$50,020

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

NOTE 2. PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Preparation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial statements and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. Such unaudited condensed consolidated financial statements and accompanying notes are based on the representations of the Company’s management, who is responsible for their integrity and objectivity. The information included in this Form 10-Q should be read in conjunction with the information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 5, 2021. Interim results for the three months ended March 31, 2021 are not necessarily indicative of the results the Company will have for the full year ending December 31, 2021.

The accompanying condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which are normal, recurring and necessary to fairly state the Company’s financial position, results of operations and cash flows. All significant intercompany transactions have been eliminated in consolidation. The financial data and the other information disclosed in these notes to the condensed consolidated financial statements reflected in the three month periods presented are unaudited. The December 31, 2020 balance sheet included herein was derived from the audited financial statements but does not include all disclosures or notes required by GAAP for complete financial statements.

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

Liquidity and Capital Resources

During the years ended December 31, 2020 and 2019, the Company generated cash flows from operations of $1,433 and negative cash flows from operations of $30,432, respectively, and incurred net losses of $47,876 and $62,078, respectively. In the three months ended March 31, 2021, the Company generated cash flows from operations of $6,209 and incurred a net loss of $30,567.  As of March 31, 2021, the Company had an accumulated deficit of $310,932. Historically, the Company has satisfied its capital needs with the net proceeds from sales of equity securities, issuances of convertible debt, and the exercise of common stock options and warrants. In 2020, the Company completed an offering of its common stock for aggregate net proceeds of $59,771 and raised additional net proceeds of $5,986 through sales of its common stock under an Equity Distribution Agreement dated June 1, 2018 (the “Equity Distribution Agreement”). In the first three months of 2021, the Company received net proceeds of $4,254 from the issuance of common stock under the Company’s employee stock plans and $2,279 from the exercise of common stock warrants.

The Company expects to continue to generate net losses for the foreseeable future as it makes significant investments in developing and selling its aiWARE SaaS solutions. Management believes that the Company’s existing balances of cash and cash equivalents, which totaled $127,459 as of March 31, 2021, will be sufficient to meet its anticipated cash requirements for at least twelve months from the date that these financial statements are issued. However, should the Company’s current cash and cash equivalents not be sufficient to support the development of its business to the point at which it has positive cash flows from operations, the Company plans to meet its future needs for additional capital through equity and/or debt financings.  Equity financings may include sales of common stock. Such financing may not be available on terms favorable to the Company or at all.  If the Company is unable to obtain adequate financing or financing on terms satisfactory to it when required, the Company’s ability to continue to support its business growth, scale its infrastructure, develop product enhancements and to respond to business challenges could be significantly impaired.

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

Significant Customers

One individual customer accounted for 10% of the Company’s net revenues for the three months ended March 31, 2021. No individual customer accounted for 10% or more of the Company’s net revenues for the three months ended March 31, 2020.

Remaining Performance Obligations

As of March 31, 2021, the aggregate amount of the transaction prices under the Company’s contracts allocated to the Company’s remaining performance obligations was $4,730, approximately 74% of which the Company expects to recognize as revenue over the next twelve months, and the remainder thereafter. This aggregate amount excludes amounts allocated to remaining performance obligations under contracts that have an original duration of one year or less and variable consideration that is allocated to remaining performance obligations.

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2020.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments under this pronouncement will change the way all leases with duration of one year or more are treated. Under this guidance, lessees will be required to capitalize virtually all leases on the balance sheet as a right-of-use asset and an associated financing lease liability or capital lease liability. The right-of-use asset represents the lessee’s right to use, or control the use of, a specified asset for the specified lease term. The lease liability represents the lessee’s obligation to make lease payments arising from the lease, measured on a discounted basis. Based on certain characteristics, leases are classified as financing leases or operating leases. Financing lease liabilities, those that contain provisions similar to capitalized leases, are amortized in the same manner as capital leases are amortized under current accounting rules, as amortization expense and interest expense in the statement of operations. Operating lease liabilities are amortized on a straight-line basis over the life of the lease as lease expense in the statement of operations. This standard will be effective for the Company beginning with the first quarter of fiscal year 2022, assuming the Company maintains its emerging growth company status. The Company is currently evaluating the expected impact this standard will have on its policies and procedures pertaining to its existing and future lease arrangements, its disclosure requirements and its consolidated financial statements, but anticipates that the required recognition of a lease liability and related right-of-use asset may significantly increase both assets and liabilities recognized and reported on its balance sheet.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326). which requires measurement and recognition of expected credit losses for financial assets held. This standard will be effective for the Company beginning in the first quarter of fiscal year 2023, assuming the Company maintains its emerging growth company status, and early adoption is permitted. The Company is currently evaluating the impact that this standard will have on its consolidated financial statements and related disclosures as well as the timing of adoption.

In December 2019, the FASB issued ASU 2019-12 to simplify the accounting in ASC 740, Income Taxes. This standard removes certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. This guidance also clarifies and simplifies other areas of ASC 740. This standard will be effective for the Company beginning in the first quarter of fiscal year 2022, assuming the Company maintains its emerging growth company status, and early adoption is permitted. The Company is currently evaluating the impact that this standard will have on its financial statements and related disclosures as well as the timing of adoption.

NOTE 3. NET LOSS PER SHARE

The following table presents the computation of basic and diluted net loss per share:

	Three Months Ended
	March 31,
	2021	2020
Numerator
Net loss	$(30,567)	$(12,684)
Denominator
Weighted-average common shares outstanding	32,191,419	26,794,326
Less: Weighted-average shares subject to repurchase	(19,381)	(21,163)
Denominator for basic and diluted net loss per share attributable to common stockholders	32,172,038	26,773,163
Basic and diluted net loss per share	$(0.95)	$(0.47)

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

	Three Months Ended
	March 31,
	2021	2020
Common stock options and restricted stock units	10,274,878	9,781,808
Warrants to purchase common stock	639,169	1,297,151
	10,914,047	11,078,959

NOTE 4. FINANCIAL INSTRUMENTS

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy is based on three levels of inputs that may be used to measure fair value. Level 1 and Level 2 are considered observable and Level 3 is considered unobservable, as follows:

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

Cash and Cash Equivalents

The Company’s money market funds are categorized as Level 1 within the fair value hierarchy. As of March 31, 2021, the Company’s cash and cash equivalents balances were as follows:

		Gross		Cash and
		Unrealized	Fair	Cash
	Cost	Losses	Value	Equivalents
Cash	$57,435	$—	$57,435	$57,435
Level 1:
Money market funds	70,024	—	70,024	70,024
Total	$127,459	$—	$127,459	$127,459

As of December 31, 2020, the Company’s cash and cash equivalents balances were as follows:

		Gross		Cash and
		Unrealized	Fair	Cash
	Cost	Losses	Value	Equivalents
Cash	$44,795	$—	$44,795	$44,795
Level 1:
Money market funds	70,022	—	70,022	70,022
Total	$114,817	$—	$114,817	$114,817

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

Goodwill

The carrying amount of goodwill was $6,904 as of March 31, 2021 and December 31, 2020.

Intangible Assets

The following table sets forth the Company’s finite-lived intangible assets resulting from business acquisitions and other purchases, which continue to be amortized:

		March 31, 2021			December 31, 2020
	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Software and technology	1.2	$3,582	$(3,396)	$186	$3,582	$(3,357)	$225
Licensed technology	0.5	500	(417)	83	500	(375)	125
Developed technology	2.4	9,600	(4,960)	4,640	9,600	(4,480)	5,120
Customer relationships	2.4	9,300	(4,805)	4,495	9,300	(4,340)	4,960
Noncompete agreements	1.4	800	(538)	262	800	(486)	314
Total	2.3	$23,782	$(14,116)	$9,666	$23,782	$(13,038)	$10,744

The following table presents future amortization of the Company’s finite-lived intangible assets at March 31, 2021:

2021 (9 months)	$3,183
2022	3,963
2023	2,520
Total	$9,666

NOTE 6. CONSOLIDATED FINANCIAL STATEMENTS DETAILS

Consolidated Balance Sheets Details

Cash and cash equivalents

As of March 31, 2021 and December 31, 2020, the Company had cash and cash equivalents of $127,459 and $114,817, respectively, including $51,129 and $40,052, respectively, of cash received from advertising clients for future payments to vendors.

Accounts Receivable, Net

Accounts receivable consisted of the following:

	As of
	March 31,	December 31,
	2021	2020
Accounts receivable — Advertising	$18,820	$12,641
Accounts receivable — Other	5,354	4,143
	24,174	16,784
Less: allowance for doubtful accounts	(74)	(118)
Accounts receivable, net	$24,100	$16,666

The amount that the Company invoices and collects from advertising clients includes the cost of the advertisements placed for them with media vendors and the amount of the commission earned by the Company. The average commission earned by the Company is less than 15% of the total amount invoiced and collected from the advertising clients.

Property, Equipment and Improvements, Net

Property, equipment and improvements, net consisted of the following:

	As of
	March 31,	December 31,
	2021	2020
Property and equipment	$1,727	$2,365
Leasehold improvements	78	2,899
	1,805	5,264
Less: accumulated depreciation	(1,420)	(2,910)
Property, equipment and improvements, net	$385	$2,354

During the three months ended March 31, 2021, in connection with the sublease of its former corporate office space located in Costa Mesa, California, the Company wrote-off approximately $3,559 in property and equipment and leasehold improvements and recorded a net loss on disposal of $1,894. Depreciation expense was $175 and $256 for the three months ended March 31, 2021 and 2020, respectively.

Accounts Payable

Accounts payable consisted of the following:

	As of
	March 31,	December 31,
	2021	2020
Accounts payable — Advertising	$17,968	$14,667
Accounts payable — Other	1,218	965
Total	$19,186	$15,632

Accounts payable – Advertising reflects the amounts due to media vendors for advertisements placed on behalf of the Company’s advertising clients.

Consolidated Statement of Operations and Comprehensive Loss Details

Revenue

Revenue for the periods presented were comprised of the following:

	Three Months Ended
	March 31,
	2021	2020
Advertising	$10,327	$6,001
aiWARE SaaS Solutions	4,685	3,108
aiWARE Content Licensing and Media Services	3,283	2,795
Total revenue	$18,295	$11,904

During the three months ended March 31, 2021 and 2020, the Company made $82,421 and $54,749, respectively, in gross media placements, of which $79,625 and $50,050 respectively, were billed directly to clients. Of the amounts billed directly to clients, $71,673 and $44,499 represented media-related costs netted against billings during the three months ended March 31, 2021 and 2020, respectively.

Other (Expense) Income, Net

Other (expense) income, net for the periods presented was comprised of the following:

	Three Months Ended
	March 31,
	2021	2020
Interest income, net	$2	$77
Change in fair value of warrant liability	—	2
Other	(11)	52
Other (expense) income, net	$(9)	$131

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

In February 2021, the Company entered into an office sublease (the “Sublease”) with a third party (the “Subtenant”), pursuant to which the Company has subleased its former office space located in Costa Mesa, California, consisting of approximately 37,875 square feet, which the Company leases pursuant to an existing lease agreement expiring in 2024 (the “Lease”). The term of the Sublease commenced in March 2021 and will continue through December 31, 2024, coterminous with the Lease.  Pursuant to the Sublease, the Subtenant will pay to the Company monthly base rent, which is subject to annual rent escalations, as well as a portion of the operating expenses and taxes payable by the Company under the Lease. The Company recognized contract termination costs as a liability when it ceased using the rights conveyed under the Lease. During the first quarter ended March 31, 2021, the Company recorded approximately $3,367 in charges resulting from the Sublease, consisting of $1,894 loss on disposal of property and equipment and leasehold improvements, $1,211 loss on sublease, and $262 in initial direct costs.

As of March 31, 2021, future minimum lease payments were as follows:

2021 (nine months)	$1,692
2022	1,884
2023	1,685
2024	1,730
Total minimum payments	$6,991

As of March 31, 2021, minimum sublease rental income to be received in the future under noncancelable subleases was approximately $4,254. The total rent expense for all operating leases, excluding the charges related to the Sublease discussed above, was $571 and $766 for the three months ended March 31, 2021 and 2020, respectively.

Sales Taxes

The Company collects and remits sales tax in jurisdictions in which it has a physical presence or it believes nexus exists, which therefore obligates the Company to collect and remit sales tax. During the three months ended March 31, 2021, the Company recorded a liability of $138 for potential exposure in several states where there is uncertainty about the point in time at which the Company established a sufficient business connection to create nexus. As of March 31, 2021, the total accrued liability for potential sales tax exposure was $1,179.

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

NOTE 8. STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock Issuances

In June 2018, the Company entered into an Equity Distribution Agreement with JMP Securities as sales agent, pursuant to which it could offer and sell, from time to time, through JMP Securities, shares of its common stock having an aggregate offering price of up to $50,000.  During the three months ended March 31, 2020, the Company issued and sold an aggregate of 1,292,208 shares of its common stock pursuant to the Equity Distribution Agreement and received net proceeds from such sales of $2,984 after deducting expenses of $92. The Company voluntarily terminated the Equity Distribution Agreement in January 2021.

During the three months ended March 31, 2021, the Company issued a total of 167,495 shares of its common stock upon the exercise of warrants for an aggregate exercise price of $2,279 and issued an aggregate of 84,723 shares of its common stock upon exercises of warrants to purchase an aggregate of 91,833 shares of its common stock, which were effected on a net exercise basis without cash payment of the exercise price.

During the three months ended March 31, 2021 and 2020, the Company issued an aggregate of 608,886 shares of its common stock and 111,427 shares of its common stock, respectively, in connection with the exercise of stock options, issuance of stock awards and vesting of restricted stock units under its stock incentive plans and purchases under its Employee Stock Purchase Plan (the “ESPP”).

During the three months ended March 31, 2021, the Company issued an aggregate of 15,828 shares of its common stock for services provided to the Company.

NOTE 9. STOCK PLANS

Stock-Based Compensation

During the three months ended March 31, 2021, the Company granted options to purchase an aggregate of 92,000 shares of its common stock that are subject to time-based vesting conditions.

The Company valued these stock options using the Black-Scholes Merton option pricing model. The following assumptions were used to compute the grant date fair values of the stock options granted during the three months ended March 31, 2021:

Expected term (in years)	6.1
Expected volatility	83%
Risk-free interest rate	0.6%
Expected dividend yield	—

The assumptions used in calculating the fair values of purchase rights granted under the ESPP during the three months ended March 31, 2021 are set forth in the table below:

Expected term (in years)	0.5 - 2.0
Expected volatility	101% - 119%
Risk-free interest rate	0.1%
Expected dividend yield	—

The Company’s stock-based compensation expense by type of award and by operating expense grouping are presented below:

	Three months ended
	March 31,
	2021	2020
Stock-based compensation expense by type of award:
Restricted stock units	$4,171	$142
Stock awards	19	62
Performance-based stock options	16,314	1,968
Stock options	837	2,149
Employee stock purchase plan	150	135
Common stock issued for services	119	-
Total	$21,610	$4,456

Stock-based compensation expense by operating expense grouping:
Sales and marketing	$898	$178
Research and development	1,019	237
General and administrative	19,693	4,041
	$21,610	$4,456

Equity Award Activity Under Stock Plans

Stock Awards

The Company’s stock award activity for the three months ended March 31, 2021 was as follows:

		Weighted
		Average Grant
	Shares	Date Fair Value
Unvested at December 31, 2020	-	$-
Granted	581	$32.33
Vested	(581)	$32.33
Unvested at March 31, 2021	-

All stock awards granted during the three months ended March 31, 2021 were fully vested upon grant. As of March 31, 2021, there was no unrecognized compensation cost related to stock awards granted under the Company’s stock plans.

Restricted Stock Units

The Company’s restricted stock unit activity for the three months ended March 31, 2021 was as follows:

		Weighted
		Average Grant
	Shares	Date Fair Value
Unvested at December 31, 2020	829,124	$11.53
Granted	346,645	$47.37
Forfeited	(250)	$8.81
Vested	(217,899)	$4.73
Unvested at March 31, 2021	957,620	$26.05

As of March 31, 2021, total unrecognized compensation cost related to restricted stock units was $16,840, which is expected to be recognized over a weighted average period of 0.9 year.

Performance-Based Stock Options

The activity during the three months ended March 31, 2021 related to stock options that are subject to performance-based vesting conditions tied to the achievement of stock price goals by the Company was as follows:

		Weighted-Average
			Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at December 31, 2020	4,234,020	$10.55
Exercised	(221,936)	$5.80
Forfeited	(5,895)	$6.02
Outstanding at March 31, 2021	4,006,189	$10.82	7.27 years	$52,715
Exercisable at March 31, 2021	3,999,532	$10.83	7.27 years	$52,594

During the first quarter of 2021, the Company achieved all of the stock price milestones applicable to substantially all of the performance-based stock options and, as a result, such performance-based stock options vested and all associated unrecognized compensation was accelerated and recognized in full as a one-time expense of $16,268 in the first quarter of 2021. The aggregate intrinsic value of the options exercised during the three months ended March 31, 2021 was $5,815. No options were exercised during the three months ended March 31, 2020. No performance-based stock options were granted during the three months ended March 31, 2021 and 2020, and no performance-based stock options vested during the three months ended March 31, 2020.

Stock Options

The activity during the three months ended March 31, 2021 related to all other stock options was as follows:

		Weighted-Average
			Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at December 31, 2020	5,400,070	$12.60
Granted	92,000	$46.74
Exercised	(319,458)	$8.82
Forfeited	(33,397)	$9.05
Expired	(1,810)	$5.46
Outstanding at March 31, 2021	5,137,405	$13.47	6.77 years	$56,355
Exercisable at March 31, 2021	4,074,911	$13.91	6.28 years	$41,038

The weighted average grant date fair value of stock options granted during the three months ended March 31, 2021 and 2020 was $32.68 and $1.64 per share, respectively. The aggregate intrinsic value of the stock options exercised during the three months ended March 31, 2021 was $7,848. No stock options were exercised during the three months ended March 31, 2020. The total grant date fair value of stock options vested during the three months ended March 31, 2021 and 2020 was $733 and $2,371, respectively. At March 31, 2021, total unrecognized compensation expense related to stock options was $7,765 and is expected to be recognized over a weighted average period of 3.0 years.

The aggregate intrinsic values in the tables above represent the difference between the fair market value of the Company’s common stock and the average option exercise price of in-the-money options, multiplied by the number of such stock options.

Employee Stock Purchase Plan

During the three months ended March 31, 2021, a total of 67,068 shares of common stock were purchased under the Company’s ESPP. As of March 31, 2021, accrued employee contributions for future purchases under the ESPP totaled $119.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read together with the consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2020. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed under “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020. See “Special Note Regarding Forward-Looking Statements” above at page 1.

Overview

Veritone, Inc. (collectively with our subsidiaries, referred to as “Veritone,” “Company,” “we,” “our,” and “us”) is a provider of artificial intelligence (“AI”) solutions, including our proprietary AI platform, aiWARE™, digital content management solutions and content licensing services. We also operate a full-service media advertising agency and our VeriAds™ Network.

For the three months ended March 31, 2021 and 2020, we reported total revenue of $18.3 million and $11.9 million, respectively. Total revenue from our aiWARE SaaS solutions increased 51% for the three months ended March 31, 2021, compared with the same period in 2020.

Significant Transactions

In the first quarter of 2021, we received $4.3 million from the exercise of stock options and purchases of shares under our ESPP and $2.3 million in proceeds received from the exercise of stock warrants.

Opportunities, Challenges and Risks

In the first quarters of 2021 and 2020, we derived our revenue through our aiWARE SaaS solutions, aiWARE content licensing and media services, and advertising services.  Beginning in the second half of 2020 and continuing into the first quarter of 2021, we began to experience significant growth in revenue across our aiWARE SaaS solutions, which increased 51% during the quarter ended March 31, 2021, compared with the same period in 2020.  The year-over-year growth in aiWARE SaaS solutions revenue was driven primarily by expanded services to existing and new customers in the media and entertainment and government, legal and compliance markets. As we are at the early stages of new product introductions in these markets, we expect that our aiWARE SaaS revenue will continue to increase in the near and long term, both in absolute dollars and as a percentage of our total revenue.

We believe there will be significant near and long term opportunities for revenue growth from the U.S. Government adopting our aiWARE SaaS solutions and related AI technologies, as discussed under “Business - Overview” in our Annual Report on Form 10-K for the year ended December 31, 2020. However, many sales opportunities with government customers can involve long sales cycles, during which we must invest significant time and resources without a guarantee of success.  We may seek to acquire businesses with deep relationships and greater scale with the U.S. Government to further accelerate our pursuit of the growth opportunities we see in this market.

We are a leader in AI-based SaaS, advertising and content licensing solutions across the media and entertainment market.  In addition to the growth in our aiWARE SaaS solutions in this market, we have also demonstrated our ability to grow our advertising services, including our VeriAds Network, with our revenue from these services increasing 72% during the quarter ended March 31, 2021, compared with the prior year period.  We continue to see significant opportunities for growth in the media and entertainment market, as we continue to extend our customer base beyond radio broadcasters to major media companies and rights holders, where our AI solutions could add tremendous value in content creation and distribution, including in news, television, and film.

During the second half of 2020, we launched our Veritone Energy solutions to help utilities increase profitability and improve grid reliability as they make the transition to renewables.  We believe that our patented technology is uniquely suited to solving some of the most difficult challenges facing utilities today, and we see tremendous near and long term opportunity to grow our revenue within this market, as discussed under “Business - Overview” in our Annual Report on Form 10-K for the year ended December 31, 2020. Our aiWARE technology is in the early stages of deployment in the energy market, and we expect to continue making significant investments in product, sales and engineering over the next 12 to 24 months to further develop our current and future technologies to address the opportunities in this market.

At the end of the first quarter of 2021, we reported 1,777 SaaS accounts, which represented growth of 12% compared with the first quarter of 2020.  To continue to grow our SaaS account base, and drive increased sales within our existing customer base, we will need to increase our sales and marketing spending in 2021 compared with 2020.

We believe our aiWARE SaaS technology will extend the capabilities of many third-party software platforms and products that are widely used today.  For example, we integrated aiWARE with the Alteryx platform, enabling Alteryx users to access aiWARE’s AI models and AI analytics capabilities, and we enhanced aiWARE to run on the NVIDIA® CUDA® GPU-based platform, enabling dramatic increases in

aiWARE’s processing speed and opening up a wide range of new use cases for our technology.  We are in the process of developing and marketing specific use cases for these integrations, which we believe will open up new markets for our products and accelerate our near and long term revenue growth.   We plan to hire additional engineers and business development resources in the near term to further accelerate our pursuit of these potential opportunities, as well as other third-party technology integrations.

For the first quarter of 2021, our gross margin (calculated as described in “Non-GAAP Financial Measures” below) improved to 74%, compared with 73% for the first quarter of 2020, driven by recent enhancements made to the aiWARE platform that significantly reduced our computing and storage costs, coupled with the growth of new customers across our aiWARE SaaS Solutions, which generated incremental gross margins in excess of 80% during the quarter ended March 31, 2021. Our gross margin is impacted significantly by the mix of our aiWARE SaaS revenue, aiWARE content licensing and media services revenue and advertising revenue in a given period.  Our gross profit (calculated as described in “Non-GAAP Financial Measures” below) is also dependent upon our ability to grow our revenue by expanding our customer base and increasing business with existing customers, and to manage our costs by negotiating favorable economic terms with cloud computing providers such as AWS and Microsoft Azure. While we are focused on continuing to improve our gross profit, our ability to attract new and retain existing customers to grow our revenue will be highly dependent on our ability to implement and continually improve upon our technology and services and improve our technology infrastructure and operations as we experience increased network capacity constraints due to our growth.

We believe our operating results and performance are, and will continue to be, driven by various factors that affect our industry. Our ability to attract, grow and retain customers for our aiWARE platform is highly sensitive to rapidly changing technology and is dependent on our ability to maintain the attractiveness of our platform, content and services to our customers.  Moreover, we expect to continue to report operating losses in the near term. The future revenue and operating growth across our platform will rely heavily on our ability to grow our SaaS customer base, continue to develop and deploy quality and innovative AI-driven applications, provide unique and attractive content and advertising services to our customers, continue to grow in newer markets such as government and energy, and manage our corporate overhead costs.  While we believe we will be successful in these endeavors, we cannot guarantee that we will succeed in generating substantial long term operating growth and profitability.

Since 2017, we have made acquisitions that extended our business and technology reach in several areas, as discussed in more detail in in our Annual Report on Form 10-K for the year ended December 31, 2020.  We believe there are strategic acquisition targets that can accelerate our entry into key strategic markets, as well as our ability to grow our business.  As a result, we are prioritizing corporate development efforts beginning in the first half of 2021.  Our acquisition strategy is threefold: (i) to increase the scale of our business in markets we are in today, (ii) to accelerate growth in new markets and product categories, including expanding our existing engineering and sales resources, and (iii) to accelerate the adoption of aiWARE as the universal AI operating system through venture or market-driven opportunities.  If we are successful in identifying and entering into agreements to acquire target companies, we may need to raise additional capital to finance such acquisitions and to continue executing on our growth strategy.

Historically, substantially all of our revenue has been derived from customers located in the United States. We believe that there is a substantial opportunity over time for us to significantly expand our service offerings and customer base in countries outside of the United States.  In the long term, we plan to expand our business further internationally in places such as Europe, Asia Pacific and Latin America, and as a result we expect to continue to incur significant incremental upfront expenses associated with these growth opportunities.

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

The pandemic has affected and may continue to affect some of our customers, which may further reduce the demand and/or delay purchase decisions for our products and services, and may additionally impact the creditworthiness of customers.  We have assessed the potential credit deterioration of our customers due to changes in the macroeconomic environment and have determined that no additional allowance for doubtful accounts was necessary due to credit deterioration as of March 31, 2021.

The extent to which the COVID-19 pandemic and the related macroeconomic conditions may continue to affect our financial condition or results of operations is uncertain. The severity and duration of the pandemic and the resulting macroeconomic conditions are difficult to predict, and our revenue and operating results may be adversely impacted in future periods.  The extent of the impact on our operational and financial performance will depend on various factors, including the duration and spread of the outbreak; advances in testing, treatment and prevention; the impact of government measures to contain the virus; and related government stimulus actions. Due to the nature of our business, the effect of the COVID-19 pandemic may not be fully reflected in its results of operations until future periods. The most significant risks to our business and results of operations arising from the COVID-19 pandemic are discussed in Part I, Item 1A (Risk Factors) of our Annual Report on Form 10-K for the year ended December 31, 2020.

In response to the COVID-19 pandemic, we took actions to control expenses, including temporarily discontinuing non-essential services and instituting controls on travel, entertainment and other expenses. In addition, in compliance with government mandates, we have temporarily closed our offices and initiated a work from home policy.

Non-GAAP Financial Measure

In evaluating our cash flows and financial performance, we use a measure of Non-GAAP net loss, the results for which measure are presented below for the three months ended March 31, 2021 and 2020. The items excluded from Non-GAAP net loss, as well as a breakdown of GAAP net loss, non-GAAP net income (loss) and these excluded items between our core operations and corporate, are detailed in the reconciliation below.

Non-GAAP net loss is not a financial measure calculated and presented in accordance with GAAP and should not be considered as an alternative to net income (loss), operating income (loss) or any other financial measures so calculated and presented, nor as an alternative to cash flow from operating activities as a measure of liquidity. Other companies (including our competitors) may define Non-GAAP net loss differently.

In addition, we have provided additional supplemental non-GAAP measures of operating expenses, loss from operations, other (expense) income, net, and loss before income taxes, excluding the items excluded from non-GAAP net loss as noted above, and reconciling such non-GAAP measures to the applicable GAAP measures.

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

(in thousands)
	For the Three Months Ended March 31,
	2021			2020
	Core Operations(1)	Corporate(2)	Total	Core Operations(1)	Corporate(2)	Total
Net loss	$(2,825)	$(27,742)	$(30,567)	$(3,775)	$(8,909)	$(12,684)
Provision for income taxes	—	22	22	—	3	3
Depreciation and amortization	1,083	170	1,253	1,356	248	1,604
Stock-based compensation expense	2,695	18,915	21,610	563	3,893	4,456
Change in fair value of warrant liability	—	—	—	—	(2)	(2)
State sales tax reserve	—	138	138	—	—	—
Gain on sale of asset	—	—	—	—	(56)	(56)
Charges related to sublease	—	3,367	3,367	—	—	—
Severance costs	250	7	257	—	—	—
Non-GAAP Net Income (Loss)	$1,203	$(5,123)	$(3,920)	$(1,856)	$(4,823)	$(6,679)

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

The following tables set forth the calculation of our gross profit and gross margin, followed by a reconciliation of non-GAAP to GAAP financial information presented in our condensed consolidated financial statements for three months ended March 31, 2021 and 2020.

	Three Months Ended
(dollars in thousands)	March 31,
	2021	2020
Revenue	$18,295	$11,904
Cost of revenue	4,823	3,250
Gross profit	13,472	8,654
Gross margin	73.6%	72.7%

	Three Months Ended
	March 31,
	2021	2020
Gross profit	$13,472	$8,654

GAAP sales and marketing expenses	6,427	4,929
Stock-based compensation expense	(898)	(178)
Severance costs	(236)	—
Non-GAAP sales and marketing expenses	5,293	4,751

GAAP research and development expenses	4,960	3,646
Stock-based compensation expense	(1,019)	(237)
Severance costs	(14)	—
Non-GAAP research and development expenses	3,927	3,409

GAAP general and administrative expenses	31,543	11,543
Depreciation	(175)	(256)
Stock-based compensation expense	(19,693)	(4,041)
Charges related to sublease	(3,367)	—
State sales tax reserve	(138)	—
Severance costs	(7)	—
Non-GAAP general and administrative expenses	8,163	7,246

GAAP amortization	(1,078)	(1,348)

GAAP loss from operations	(30,536)	(12,812)
Total non-GAAP adjustments (1)	26,625	6,060
Non-GAAP loss from operations	(3,911)	(6,752)

GAAP other (expense) income, net	(9)	131
Change in fair value of warrant liability	—	(2)
Gain on sale of asset	—	(56)
Non-GAAP other (expense) income, net	(9)	73

GAAP loss before income taxes	(30,545)	(12,681)
Total non-GAAP adjustments (1)	26,625	6,002
Non-GAAP loss before income taxes	(3,920)	(6,679)

Income tax provision	22	3

GAAP net loss	(30,567)	(12,684)
Total non-GAAP adjustments (1)	26,647	6,005
Non-GAAP net loss	$(3,920)	$(6,679)

Shares used in computing non-GAAP basic and diluted net loss per share	32,172	26,773
Non-GAAP basic and diluted net loss per share	$(0.12)	$(0.25)

(1) Adjustments are comprised of the adjustments to GAAP gross profit, sales and marketing expenses, research and development expenses and general and administrative expenses and other (expense) income, net (where applicable) listed above.

Key Performance Indicators

We track key performance indicators (“KPIs”) for our advertising services and our aiWARE SaaS solutions..

The KPIs for our advertising services include: (i) average gross billings per active agency client, and (ii) revenue. The KPIs for our aiWARE SaaS solutions include: (i) total accounts on the platform, (ii) new bookings, (iii) total contract value of new bookings, and (iv) revenue.

Advertising KPI Results

The following table sets forth the results for each of the KPIs for our advertising services.

	Quarter Ended
	Mar 31,	Jun 30,	Sept 30,	Dec 31,	Mar 31,
	2020	2020	2020	2020	2021
Average gross billings per active agency client (in 000's)(1)	533	614	625	632	713
Revenue during quarter (in 000's)	$5,881	$6,140	$7,372	$8,138	$8,371
(1)	For each quarter, reflects the average gross quarterly billings per agency client over the twelve month period through the end of such quarter for agency clients that are active during such quarter.

We have experienced and may continue to experience volatility in revenue from our agency services due to a number of factors, including: (i) the timing of new large client wins; (ii) loss of clients who choose to replace our services with new providers or by bringing their advertising placement in-house; (iii) clients who experience reductions in their advertising budgets due to issues with their own businesses; and (iv) the seasonality of the campaigns for certain large clients. We have historically generated a significant portion of our revenue from a few major clients. As we continue to grow and diversify our client base, we expect that our dependency on a limited number of large clients will be minimized.

aiWARE SaaS Solutions KPI Results

The following table sets forth the results for each of the KPIs for our aiWARE SaaS solutions.

	Quarter Ended
	Mar 31,	Jun 30,	Sept 30,	Dec 31,	Mar 31,
	2020	2020	2020	2020	2021
Total accounts on platform at quarter end	1,587	1,753	1,791	1,896	1,777
New bookings received during quarter (in 000's)(1)	$1,397	$2,319	$2,083	$1,437	$1,864
Total contract value of new bookings received during quarter (in 000’s)(2)	$2,312	$2,502	$2,469	$2,431	$4,068
Revenue during quarter (in 000's)	$3,108	$3,002	$3,351	$4,402	$4,685
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

Results of Operations                                         The following tables set forth our results of operations for the three months ended March 31, 2021 and 2020, in dollars and as a percentage of our revenue for those periods. Throughout this discussion regarding our results of operations, certain amounts for the 2020 period have been reclassified to conform to the presentation for the 2021 period.  In particular, amortization expense, which was previously presented within cost of revenue, sales and marketing, research and development, and general and administrative operating expenses, has been reclassified and is presented as a single separate line item in operating expenses. In addition, gross profit, which was previously reflected in the statement of operations and comprehensive loss, is no longer presented, and cost of revenue, which was previously presented within gross profit, is presented as an operating expense. We believe that this presentation more accurately reflects our cost of revenue and operating expenses. These reclassifications had no effect on our reported net loss. The period-to-period comparisons of our historical results are not necessarily indicative of the results that may be expected in the future.

	Three Months Ended
(dollars in thousands)	March 31,
	2021	2020
Revenue	$18,295	$11,904
Operating expenses:
Cost of revenue	4,823	3,250
Sales and marketing	6,427	4,929
Research and development	4,960	3,646
General and administrative	31,543	11,543
Amortization	1,078	1,348
Total operating expenses	48,831	24,716
Loss from operations	(30,536)	(12,812)
Other (expense) income, net	(9)	131
Loss before provision for income taxes	(30,545)	(12,681)
Provision for income taxes	22	3
Net loss	$(30,567)	$(12,684)

	Three Months Ended
	March 31,
	2021	2020
Revenue	100.0%	100.0%
Operating expenses:
Cost of revenue	26.4	27.3
Sales and marketing	35.1	41.4
Research and development	27.1	30.6
General and administrative	172.4	97.0
Amortization	6.0	11.4
Total operating expenses	267.0	207.7
Loss from operations	(167.0)	(107.7)
Other (expense) income, net	-	1.1
Loss before provision for income taxes	(167.0)	(106.6)
Provision for income taxes	0.1	—
Net loss	(167.1)	(106.6)

Three Months Ended March 31, 2021 Compared with Three Months Ended March 31, 2020

Revenue

	Three Months Ended
(dollars in thousands)	March 31,
	2021	2020	$ Change	% Change
Advertising	$10,327	$6,001	$4,326	72.1%
aiWARE SaaS Solutions	4,685	3,108	1,577	50.7%
aiWARE Content Licensing and Media Services	3,283	2,795	488	17.5%
Revenue	$18,295	$11,904	$6,391	53.7%

The increase in advertising revenue in the first quarter of 2021 compared with the corresponding prior year period was due in large part to a combination of the addition of new advertising clients and increased business with existing advertising clients. In addition, we generated $2.0 million in revenue from our VeriAds Network in the first quarter of 2021, reflecting an increase of $1.8 million, compared to the first quarter of 2020.

aiWARE SaaS solutions revenue increased in the three months ended March 31, 2021 compared with the corresponding prior year period due primarily to expanded services to existing and new customers in the media and entertainment and government, legal and compliance markets.

aiWARE content licensing and media services revenue increased in the three months ended March 31, 2021 compared with the corresponding prior year period. Revenues from our aiWARE content licensing and media services business, which typically has significant revenue driven by major sporting events, were negatively impacted in the first quarter of 2020 due to the cancellation or postponement of substantially all major sporting events in March 2020 as a result of the COVID-19 pandemic. Many of these sporting events resumed in the first quarter of 2021.

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

Gross Profit

As noted above, our gross profit is calculated as our revenue less our cost of revenue, as follows:

	Three Months Ended
(dollars in thousands)	March 31,
	2021	2020	$ Change	% Change
Revenue	$18,295	$11,904	$6,391	53.7%
Cost of revenue	4,823	3,250	1,573	48.4%
Gross profit	13,472	8,654	4,818	55.7%
Gross margin	73.6%	72.7%

The increase in gross margin in the three months ended March 31, 2021 compared with the corresponding prior year period was due primarily to a decrease in platform costs from computing cost reductions and completed enhancements to our aiWARE operating system that have improved our computing efficiency, coupled with the growth in revenue from our customers across our aiWARE SaaS Solutions, which generated incremental gross margins in excess of 80% during the quarter ended March 31, 2021.

Operating Expenses

	Three Months Ended
(dollars in thousands)	March 31,
	2021	2020	$ Change	% Change
Cost of revenue	$4,823	$3,250	$1,573	48.4%
Sales and marketing	6,427	4,929	1,498	30.4%
Research and development	4,960	3,646	1,314	36.0%
General and administrative	31,543	11,543	20,000	173.3%
Amortization	1,078	1,348	(270)	-20.0%
Total operating expenses	$48,831	$24,716	$24,115	97.6%

Cost of Revenue. The increase in cost of revenue in the three months ended March 31, 2021 compared with the corresponding prior year period was due primarily to our higher revenue level, offset in part by the decrease in platform costs, as discussed above.

Sales and Marketing. The increase in sales and marketing expenses in the three months ended March 31, 2021 compared with the corresponding prior year period was due primarily to increases in personnel-related costs, including a $0.7 million increase in stock-based compensation expense attributable primarily to the accelerated recognition of compensation expense related to the vesting of performance-based stock options as a result of our achievement of the stock price milestones applicable to such options during the first quarter of 2021, and $0.2 million in severance costs. As a percentage of revenue, sales and marketing expenses declined to 35% in the three months ended March 31, 2021 from 41% in the corresponding prior year period.

Research and Development. The increase in research and development expenses in the three months ended March 31, 2021 compared with the corresponding prior year period was due primarily to $0.8 million increase in stock-based compensation expense attributable primarily to additional expense related to the vesting of performance-based stock options, as discussed above, and a $0.6 million increase in personnel-related costs from the addition of new engineering resources. As a percentage of revenue, research and development expenses improved to 27% in the three months ended March 31, 2021, from 31% in the corresponding prior year period.

General and Administrative. General and administrative expenses increased in the three months ended March 31, 2021 compared with the corresponding prior year period due primarily to an increase of $15.7 million in non-cash stock-based compensation expense, attributable primarily to additional expense related to the vesting of performance-based stock options, as discussed above, and $3.4 million in one-time charges related to the sublease of our former Costa Mesa corporate office space in the first quarter of 2021.

Amortization Expense. Amortization expense decreased in the three months ended March 31, 2021 compared with the corresponding prior year period due to certain intangible assets that were acquired in 2017 becoming fully amortized during 2020.

Other (Expense) Income, Net

For the three months ended March 31, 2021, other expense, net was comprised primarily of currency exchange losses. For the three months ended March 31, 2020, other income, net was comprised primarily of interest income on investments in money market funds.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents, which totaled $127.5 million as of March 31, 2021 and $114.8 million as of December 31, 2020. The increase in our cash and cash equivalents in the three months ended March 31, 2021 was due primarily to $4.3 million in proceeds from the exercise of stock options and purchases of shares under our ESPP, $2.3 million in proceeds from the exercise of stock warrants, and a $1.5 million increase in our working capital.

Cash Flows

A summary of cash flows from our operating, investing and financing activities is shown in the table below.

	Three Months Ended
(in thousands)	March 31,
	2021	2020
Cash provided by operating activities	$6,209	$1,503
Cash used in investing activities	(100)	(9)
Cash provided by financing activities	6,533	3,606
Net increase in cash, cash equivalents and restricted cash	$12,642	$5,100

Operating Activities

Our operating activities provided cash of $6.2 million in the three months ended March 31, 2021, due primarily to the net increase of $11.1 million of cash received from advertising clients for future payments to vendors, offset in part by the effect of our net loss of $30.6 million, adjusted by $26.0 million in non-cash expenses, including $21.6 million in stock-based compensation expense. Our business strategy includes streamlining operational costs while investing in the development of our AI capabilities and enhancement of our aiWARE SaaS solutions and services to grow our business and future revenue. We gauge the amount of cash utilized in these efforts using the Non-GAAP net loss measure, as presented under the heading “Non-GAAP Financial Measures” above. Our use of cash as measured by Non-GAAP net loss decreased to $3.9 million for the three months ended March 31, 2021 from $6.7 million for the three months ended March 31, 2020, due primarily to the increase in our revenues.

Our operating activities provided cash of $1.5 million in the three months ended March 31, 2020, due primarily to $9.7 million of cash received from advertising clients for future payments to vendors, which more than offset our net loss of $12.7 million, after adjustments of $6.1 million in non-cash expenses, including $4.5 million in stock-based compensation expense.

Investing Activities

Our investing activities consisted of minimal amounts used for capital expenditures in the three months ended March 31, 2021 and 2020.

Financing Activities

Our financing activities provided cash of $6.5 million in the three months ended March 31, 2021. Net cash provided by financing activities consisted of $4.3 million received from the exercise of stock options and purchases of shares under our ESPP and $2.3 million in proceeds received from the exercise of stock warrants.

Our financing activities provided cash of $3.6 million in the three months ended March 31, 2020. Net cash provided by financing activities consisted of $3.5 million in net proceeds received from our sales of common stock and $0.1 million received from the exercise of stock options and purchases of shares under our ESPP.

Capital Resources

As of March 31, 2021, we had no outstanding debt obligations.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. There is no assurance that our disclosure controls and procedures will operate effectively under all circumstances. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2020 contains a discussion of the material risks associated with our business. There have been no material changes to the risks described in such Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

In January 2021, a consulting firm exercised warrants to purchase an aggregate of 91,833 shares of our common stock at an exercise price of $3.01 per share.  Such exercises were done on a net exercise basis pursuant to the terms of the warrants and, as such, we did not receive any cash proceeds, and we issued a net number of 84,723 shares of our common stock in connection with such exercises.

In January 2021, an investor exercised a warrant to purchase 10,775 shares of our common stock at an exercise price of $13.6088 per share, resulting in cash proceeds of approximately $0.1 million.

In February 2021, an investor exercised warrants to purchase an aggregate of 156,720 shares of our common stock at an exercise price of $13.6088 per share, resulting in cash proceeds of approximately $2.1 million.

In the first quarter of 2021, we issued an aggregate of 15,828 shares of our common stock to two third-party service providers as compensation for services rendered.

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

10.1

Office Sublease between the Company and California Pizza Kitchen, Inc. dated effective as of February 23, 2021 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2021).

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1*	Certifications pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, has been formatted in Inline XBRL.

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

Veritone, Inc.

May 5, 2021	By:	/s/ Chad Steelberg
Chad Steelberg
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

May 5, 2021	By:	/s/ Michael L. Zemetra
Michael L. Zemetra
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)