Form 10-Q
period 2021-06-30
Veritone, Inc.
filed 2021-08-05
CIK 1615165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 30, 2021, 32,874,492 shares of the registrant’s common stock were outstanding.

VERITONE, INC.

QUARTERLY REPORT ON FORM 10-Q

June 30, 2021

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VERITONE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share and share data)

(Unaudited)

	As of
	June 30,	December 31,
	2021	2020
ASSETS
Cash and cash equivalents	$120,627	$114,817
Accounts receivable, net	19,518	16,666
Expenditures billable to clients	20,783	18,365
Prepaid expenses and other current assets	8,944	6,719
Total current assets	169,872	156,567
Property, equipment and improvements, net	479	2,354
Intangible assets, net	8,587	10,744
Goodwill	6,904	6,904
Long-term restricted cash	855	855
Other assets	230	230
Total assets	$186,927	$177,654
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$16,174	$15,632
Accrued media payments	68,266	55,874
Client advances	7,638	6,496
Other accrued liabilities	12,633	10,246
Total current liabilities	104,711	88,248
Other non-current liabilities	1,989	1,196
Total liabilities	106,700	89,444
Commitments and contingencies (Note 7)
Stockholders' equity
Common stock, par value $0.001 per share; 75,000,000 shares authorized; 32,870,767 and 31,799,354 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	33	32
Additional paid-in capital	403,768	368,477
Accumulated deficit	(323,647)	(280,365)
Accumulated other comprehensive income	73	66
Total stockholders' equity	80,227	88,210
Total liabilities and stockholders' equity	$186,927	$177,654

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(in thousands, except per share and share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue	$19,206	$13,268	$37,501	$25,172
Operating expenses:
Cost of revenue	5,231	3,763	10,054	7,013
Sales and marketing	5,253	4,932	11,680	9,861
Research and development	4,646	3,440	9,606	7,086
General and administrative	15,644	11,343	47,187	22,886
Amortization	1,079	1,346	2,157	2,694
Total operating expenses	31,853	24,824	80,684	49,540
Loss from operations	(12,647)	(11,556)	(43,183)	(24,368)
Other expense, net	(13)	(235)	(22)	(104)
Loss before provision for income taxes	(12,660)	(11,791)	(43,205)	(24,472)
Provision for income taxes	55	2	77	5
Net loss	$(12,715)	$(11,793)	$(43,282)	$(24,477)
Net loss per share:
Basic and diluted	$(0.39)	$(0.43)	$(1.33)	$(0.91)
Weighted average shares outstanding:
Basic and diluted	32,741,356	27,117,432	32,458,269	26,945,297
Comprehensive loss:
Net loss	$(12,715)	$(11,793)	$(43,282)	$(24,477)
Foreign currency translation gain, net of income taxes	-	1	7	5
Total comprehensive loss	$(12,715)	$(11,792)	$(43,275)	$(24,472)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(Unaudited)

	Three Months Ended June 30, 2021
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
Balance as of March 31, 2021	32,676,286	$33	$396,619	$(310,932)	$73	$85,793
Common stock issued under employee stock plans, net	194,481	—	540	—	—	540
Common stock issued for services	—	—	131	—	—	131
Stock-based compensation expense	—	—	6,478	—	—	6,478
Net loss	—	—	—	(12,715)	—	(12,715)
Balance as of June 30, 2021	32,870,767	$33	$403,768	$(323,647)	$73	$80,227

	Six Months Ended June 30, 2021
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
Balance as of December 31, 2020	31,799,354	$32	$368,477	$(280,365)	$66	$88,210
Common stock issued under employee stock plans, net	803,367	1	4,793	—	—	4,794
Common stock issued for services	15,828	—	250	—	—	250
Stock-based compensation expense	—	—	27,969	—	—	27,969
Exercise of warrants	252,218	—	2,279	—	—	2,279
Net loss	—	—	—	(43,282)	—	(43,282)
Other comprehensive gain	—	—	—	—	7	7
Balance as of June 30, 2021	32,870,767	$33	$403,768	$(323,647)	$73	$80,227

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

VERITONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(43,282)	$(24,477)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,410	3,206
Issuance of warrants	—	102
Loss on disposal of fixed assets	1,894	—
Loss on sublease	1,211	—
Change in fair value of warrant liability	—	200
Provision for doubtful accounts	5	213
Stock-based compensation expense	28,219	8,587
Changes in assets and liabilities:
Accounts receivable	(2,857)	(3,453)
Expenditures billable to clients	(2,418)	7,109
Prepaid expenses and other assets	(2,218)	(363)
Accounts payable	542	3,484
Accrued media payments	12,392	5,133
Client advances	1,142	(4,619)
Other accrued liabilities	2,387	2,193
Other liabilities	(418)	(92)
Net cash used in operating activities	(991)	(2,777)
Cash flows from investing activities:
Proceeds from the sale of equipment	—	56
Capital expenditures	(272)	(30)
Net cash (used in) provided by investing activities	(272)	26
Cash flows from financing activities:
Proceeds from common stock offerings, net	—	6,527
Proceeds from loan	—	6,491
Repayment of loan	—	(6,491)
Proceeds from the exercise of warrants	2,279	2,100
Proceeds from issuances of stock under employee stock plans, net	4,794	140
Net cash provided by financing activities	7,073	8,767
Net increase in cash and cash equivalents and restricted cash	5,810	6,016
Cash and cash equivalents and restricted cash, beginning of period	115,672	44,920
Cash and cash equivalents and restricted cash, end of period	$121,482	$50,936

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

In July 2021, the Company announced its entry into a definitive agreement to acquire PandoLogic Ltd., a company incorporated under the laws of the state of Israel (“Pandologic”), pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Melisandra Ltd., a company incorporated under the laws of the State of Israel and a wholly-owned subsidiary of the Company (“Merger Sub”), and Shareholder Representative Services, LLC, a Colorado limited liability company, solely in its capacity as the representative of the Securityholders and COP Participants. See Note 10 for further details on the Merger Agreement.

NOTE 2. PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Preparation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial statements and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. Such unaudited condensed consolidated financial statements and accompanying notes are based on the representations of the Company’s management, who is responsible for their integrity and objectivity. The information included in this Form 10-Q should be read in conjunction with the information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 5, 2021. Interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results the Company will have for the full year ending December 31, 2021.

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

Liquidity and Capital Resources

During the years ended December 31, 2020 and 2019, the Company generated cash flows from operations of $1,433 and negative cash flows from operations of $30,432, respectively, and incurred net losses of $47,876 and $62,078, respectively. In the six months ended June 30, 2021, the Company generated negative cash flows from operations of $991 and incurred a net loss of $43,282.  As of June 30, 2021, the Company had an accumulated deficit of $323,647. Historically, the Company has satisfied its capital needs with the net proceeds from sales of equity securities, issuances of convertible debt, and the exercise of common stock options and warrants. In 2020, the Company completed an offering of its common stock for aggregate net proceeds of $59,771 and raised additional net proceeds of $5,986 through sales of its common stock under an Equity Distribution Agreement dated June 1, 2018 (the “Equity Distribution Agreement”). In the first six months of 2021, the Company received net proceeds of $4,794 from the issuance of common stock under the Company’s employee stock plans and $2,279 from the exercise of common stock warrants.

The Company expects to continue to generate net losses for the foreseeable future as it makes significant investments in developing and selling its aiWARE SaaS solutions. Management believes that the Company’s existing balances of cash and cash equivalents, which totaled $120,627 as of June 30, 2021, will be sufficient to meet its anticipated cash requirements for at least twelve months from the date that these financial statements are issued. However, should the Company’s current cash and cash equivalents not be sufficient to support the development of its business to the point at which it has positive cash flows from operations, the Company plans to meet its future needs for additional capital through equity and/or debt financings. Such financing may not be available on terms favorable to the Company or at all.  If the Company is unable to obtain adequate financing or financing on terms satisfactory to it when required, the Company’s ability to continue to support its business growth, scale its infrastructure, develop product enhancements and to respond to business challenges could be significantly impaired.

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

Significant Customers

One individual customer accounted for 10% of the Company’s net revenues for the three months ended June 30, 2021. One individual customer accounted for 11% of the Company’s net revenues for the three months ended June 30, 2020. No individual customer accounted for 10% or more of the Company’s net revenues for the six months ended June 30, 2020 or the six months ended June 30, 2021.  Two advertising clients individually accounted for 10% or more of the Company’s accounts receivable as of June 30, 2021 and December 31, 2020.

Remaining Performance Obligations

As of June 30, 2021, the aggregate amount of the transaction prices under the Company’s contracts allocated to the Company’s remaining performance obligations was $4,668, approximately 71% of which the Company expects to recognize as revenue over the next twelve months, and the remainder thereafter. This aggregate amount excludes amounts allocated to remaining performance obligations under contracts that have an original duration of one year or less and variable consideration that is allocated to remaining performance obligations.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326) which requires measurement and recognition of expected credit losses for financial assets held. This standard will be effective for the Company beginning in the first quarter of fiscal year 2023, and early adoption is permitted. The Company is currently evaluating the impact that this standard will have on its consolidated financial statements and related disclosures as well as the timing of adoption.

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

NOTE 3. NET LOSS PER SHARE

The following table presents the computation of basic and diluted net loss per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Numerator
Net loss	$(12,715)	$(11,793)	$(43,282)	$(24,477)
Denominator
Weighted-average common shares outstanding	32,756,357	27,135,107	32,475,448	26,964,717
Less: Weighted-average shares subject to repurchase	(15,001)	(17,675)	(17,179)	(19,420)
Denominator for basic and diluted net loss per share attributable to common stockholders	32,741,356	27,117,432	32,458,269	26,945,297
Basic and diluted net loss per share	$(0.39)	$(0.43)	$(1.33)	$(0.91)

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Common stock options and restricted stock units	9,948,564	10,171,737	10,110,820	9,976,772
Warrants to purchase common stock	520,112	1,674,387	579,311	1,485,769
	10,468,676	11,846,124	10,690,131	11,462,541

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

Cash and Cash Equivalents

The Company’s money market funds are categorized as Level 1 within the fair value hierarchy. As of June 30, 2021, the Company’s cash and cash equivalents balances were as follows:

		Gross		Cash and
		Unrealized	Fair	Cash
	Cost	Losses	Value	Equivalents
Cash	$52,602	$—	$52,602	$52,602
Level 1:
Money market funds	68,025	—	68,025	68,025
Total	$120,627	$—	$120,627	$120,627

As of December 31, 2020, the Company’s cash and cash equivalents balances were as follows:

		Gross		Cash and
		Unrealized	Fair	Cash
	Cost	Losses	Value	Equivalents
Cash	$44,795	$—	$44,795	$44,795
Level 1:
Money market funds	70,022	—	70,022	70,022
Total	$114,817	$—	$114,817	$114,817

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

Goodwill

The carrying amount of goodwill was $6,904 as of June 30, 2021 and December 31, 2020.

Intangible Assets

The following table sets forth the Company’s finite-lived intangible assets resulting from business acquisitions and other purchases, which continue to be amortized:

		June 30, 2021			December 31, 2020
	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Software and technology	0.9	$3,582	$(3,437)	$145	$3,582	$(3,357)	$225
Licensed technology	0.3	500	(458)	42	500	(375)	125
Developed technology	2.2	9,600	(5,440)	4,160	9,600	(4,480)	5,120
Customer relationships	2.2	9,300	(5,270)	4,030	9,300	(4,340)	4,960
Noncompete agreements	1.1	800	(590)	210	800	(486)	314
Total	2.1	$23,782	$(15,195)	$8,587	$23,782	$(13,038)	$10,744

The following table presents future amortization of the Company’s finite-lived intangible assets at June 30, 2021:

2021 (6 months)	$2,104
2022	3,963
2023	2,520
Total	$8,587

NOTE 6. CONSOLIDATED FINANCIAL STATEMENTS DETAILS

Consolidated Balance Sheets Details

Cash and cash equivalents

As of June 30, 2021 and December 31, 2020, the Company had cash and cash equivalents of $120,627 and $114,817, respectively, including $48,226 and $40,052, respectively, of cash received from advertising clients for future payments to vendors.

Accounts Receivable, Net

Accounts receivable consisted of the following:

	As of
	June 30,	December 31,
	2021	2020
Accounts receivable — Advertising	$15,380	$12,641
Accounts receivable — Other	4,221	4,143
	19,601	16,784
Less: allowance for doubtful accounts	(83)	(118)
Accounts receivable, net	$19,518	$16,666

The amount that the Company invoices and collects from advertising clients includes the cost of the advertisements placed for them with media vendors and the amount of the commission earned by the Company. The average commission earned by the Company is less than 15% of the total amount invoiced and collected from the advertising clients.

Property, Equipment and Improvements, Net

Property, equipment and improvements, net consisted of the following:

	As of
	June 30,	December 31,
	2021	2020
Property and equipment	$1,899	$2,365
Leasehold improvements	78	2,899
	1,977	5,264
Less: accumulated depreciation	(1,498)	(2,910)
Property, equipment and improvements, net	$479	$2,354

During the six months ended June 30, 2021, in connection with the sublease of its former corporate office space located in Costa Mesa, California, the Company wrote-off approximately $3,559 in property and equipment and leasehold improvements and recorded a net loss on disposal of $1,894. Depreciation expense was $78 and $253 for the three and six months ended June 30, 2021, respectively. Depreciation expense was $256 and $512 for the three and six months ended June 30, 2020, respectively.

Accounts Payable

Accounts payable consisted of the following:

	As of
	June 30,	December 31,
	2021	2020
Accounts payable — Advertising	$14,031	$14,667
Accounts payable — Other	2,143	965
Total	$16,174	$15,632

Accounts payable – Advertising reflects the amounts due to media vendors for advertisements placed on behalf of the Company’s advertising clients.

Consolidated Statement of Operations and Comprehensive Loss Details

Revenue

Revenue for the periods presented were comprised of the following:
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Advertising	$9,969	$7,038	$20,296	$13,039
aiWARE SaaS Solutions	5,580	3,002	10,265	6,110
aiWARE Content Licensing and Media Services	3,657	3,228	6,940	6,023
Total revenue	$19,206	$13,268	$37,501	$25,172

Other Expense, Net

Other expense, net for the periods presented was comprised of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Interest income, net	$2	$5	$4	$82
Change in fair value of warrant liability	—	(202)	—	(200)
Other	(15)	(38)	(26)	14
Other expense, net	$(13)	$(235)	$(22)	$(104)

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

In February 2021, the Company entered into an office sublease (the “Sublease”) with a third party (the “Subtenant”), pursuant to which the Company has subleased its former office space located in Costa Mesa, California, consisting of approximately 37,875 square feet, which the Company leases pursuant to an existing lease agreement expiring in 2024 (the “Lease”). The term of the Sublease commenced in March 2021 and will continue through December 31, 2024, coterminous with the Lease.  Pursuant to the Sublease, the Subtenant will pay to the Company monthly base rent, which is subject to annual rent escalations, as well as a portion of the operating expenses and taxes payable by the Company under the Lease. The Company recognized contract termination costs as a liability when it ceased using the rights conveyed under the Lease. During the six months ended June 30, 2021, the Company recorded approximately $3,367 in charges resulting from the Sublease, consisting of $1,894 loss on disposal of property and equipment and leasehold improvements, $1,211 loss on sublease, and $262 in initial direct costs.

As of June 30, 2021, future minimum lease payments were as follows:

2021 (six months)	$1,087
2022	1,884
2023	1,685
2024	1,730
Total minimum payments	$6,386

As of June 30, 2021, minimum sublease rental income to be received in the future under noncancelable subleases was approximately $3,970. The total rent expense for all operating leases, excluding the charges related to the Sublease discussed above, was $306 and $877 for the three and six months ended June 30, 2021, and $751 and $1,517 for the three and six months ended June 30, 2020, respectively.

Sales Taxes

The Company collects and remits sales tax in jurisdictions in which it has a physical presence or it believes nexus exists, which therefore obligates the Company to collect and remit sales tax. During the three and six months ended June 30, 2021, the Company recorded a liability of $146 and $284, respectively, for potential exposure in several states where there is uncertainty about the point in time at which the Company established a sufficient business connection to create nexus. As of June 30, 2021, the total accrued liability for potential sales tax exposure was $845.

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

NOTE 8. STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock Issuances

During the six months ended June 30, 2021 and 2020, the Company issued an aggregate of 803,367 shares of its common stock and 199,942 shares of its common stock, respectively, in connection with the exercise of stock options, issuance of stock awards and vesting of restricted stock units under its stock incentive plans and purchases under its Employee Stock Purchase Plan (the “ESPP”).

During the six months ended June 30, 2021, the Company issued a total of 167,495 shares of its common stock upon the exercise of warrants for an aggregate exercise price of $2,279 and issued an aggregate of 84,723 shares of its common stock upon exercises of warrants to purchase an aggregate of 91,833 shares of its common stock, which were effected on a net exercise basis without cash payment of the exercise price. During the six months ended June 30, 2020, the Company issued a total of 154,311 shares of its common stock upon the exercise of warrants for an aggregate exercise price of $2,100.

During the six months ended June 30, 2021, the Company issued an aggregate of 15,828 shares of its common stock for services provided to the Company.

During the six months ended June 30, 2020, the Company issued and sold an aggregate of 1,491,317 shares of its common stock pursuant to the Equity Distribution Agreement with JMH Securities (as sales agent) and received net proceeds from such sales of $6,006 after deducting expenses of $270. The Company voluntarily terminated the Equity Distribution Agreement in January 2021.

NOTE 9. STOCK PLANS

Stock-Based Compensation

During the six months ended June 30, 2021, the Company granted options to purchase an aggregate of 200,955 shares of its common stock that are subject to time-based vesting conditions.

The Company valued these stock options using the Black-Scholes Merton option pricing model. The following assumptions were used to compute the grant date fair values of the stock options granted during the six months ended June 30, 2021:

Expected term (in years)	5.5 - 6.1
Expected volatility	82% - 83%
Risk-free interest rate	0.6% - 1.0%
Expected dividend yield	—

The assumptions used in calculating the fair values of purchase rights granted under the ESPP during the six months ended June 30, 2021 are set forth in the table below:

Expected term (in years)	0.5 - 2.0
Expected volatility	101% - 119%
Risk-free interest rate	0.1%
Expected dividend yield	—

The Company’s stock-based compensation expense by type of award and by operating expense grouping are presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Stock-based compensation expense by type of award:
Restricted stock units	$5,579	$753	$9,750	$895
Stock awards	—	47	19	109
Performance-based stock options	—	1,953	16,314	3,921
Stock options	798	1,306	1,635	3,455
Employee stock purchase plan	101	72	251	207
Common stock issued for services	131	—	250	-
Total	$6,609	$4,131	$28,219	$8,587

Stock-based compensation expense by operating expense grouping:
Sales and marketing	$234	$198	$1,132	$376
Research and development	566	184	1,585	421
General and administrative	5,809	3,749	25,502	7,790
	$6,609	$4,131	$28,219	$8,587

Equity Award Activity Under Stock Plans

Stock Awards

The Company’s stock award activity for the six months ended June 30, 2021 was as follows:

		Weighted
		Average Grant
	Shares	Date Fair Value
Unvested at December 31, 2020	-	$-
Granted	581	$32.33
Vested	(581)	$32.33
Unvested at June 30, 2021	-

All stock awards granted during the six months ended June 30, 2021 were fully vested upon grant. As of June 30, 2021, there was no unrecognized compensation cost related to stock awards granted under the Company’s stock plans.

Restricted Stock Units

The Company’s restricted stock unit activity for the six months ended June 30, 2021 was as follows:

		Weighted
		Average Grant
	Shares	Date Fair Value
Unvested at December 31, 2020	829,124	$11.53
Granted	394,020	$44.25
Forfeited	(14,439)	$39.60
Vested	(749,374)	$10.77
Unvested at June 30, 2021	459,331	$39.95

As of June 30, 2021, total unrecognized compensation cost related to restricted stock units was $11,705, which is expected to be recognized over a weighted average period of 0.8 year.

Performance-Based Stock Options

The activity during the six months ended June 30, 2021 related to stock options that are subject to performance-based vesting conditions tied to the achievement of stock price goals by the Company was as follows:

		Weighted-Average
			Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at December 31, 2020	4,234,020	$10.55
Exercised	(273,159)	$5.79
Forfeited	(12,552)	$5.92
Expired	(3,588)	$5.00
Outstanding at June 30, 2021	3,944,721	$10.90	7.02 years	$34,750
Exercisable at June 30, 2021	3,944,721	$10.90	7.02 years	$34,750

During the first six months of 2021, the Company achieved all of the stock price milestones applicable to substantially all of the performance-based stock options and, as a result, such performance-based stock options vested and all associated unrecognized compensation was accelerated and recognized in full as a one-time expense of $16,268 during the six months ended June 30, 2021. The aggregate intrinsic value of the options exercised during the six months ended June 30, 2021 was $6,517. No options were exercised during the six months ended June 30, 2020. No performance-based stock options were granted during six months ended June 30, 2021 and 2020, and no performance-based stock options vested during the six months ended June 30, 2020.

Stock Options

The activity during the six months ended June 30, 2021 related to all other stock options was as follows:

		Weighted-Average
			Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at December 31, 2020	5,400,070	$12.60
Granted	200,955	$33.11
Exercised	(348,608)	$8.78
Forfeited	(104,774)	$9.79
Expired	(2,174)	$5.33
Outstanding at June 30, 2021	5,145,469	$13.72	6.55 years	$34,108
Exercisable at June 30, 2021	4,158,680	$13.81	6.05 years	$24,674

The weighted average grant date fair value of stock options granted during the six months ended June 30, 2021 and 2020 was $23.09 and $2.06 per share, respectively. The aggregate intrinsic value of the stock options exercised during the six months ended June 30, 2021 and 2020 was $8,198 and $177, respectively The total grant date fair value of stock options vested during the six months ended June 30, 2021 and 2020 was $1,313 and $4,067, respectively. At June 30, 2021, total unrecognized compensation expense related to stock options was $8,137 and is expected to be recognized over a weighted average period of 3.0 years.

The aggregate intrinsic values in the tables above represent the difference between the fair market value of the Company’s common stock and the average option exercise price of in-the-money options, multiplied by the number of such stock options.

Employee Stock Purchase Plan

During the six months ended June 30, 2021, a total of 67,068 shares of common stock were purchased under the Company’s ESPP. As of June 30, 2021, accrued employee contributions for future purchases under the ESPP totaled $223.

NOTE 10. SUBSEQUENT EVENTS

On July 21, 2021, the Company entered into a definitive agreement to acquire Pandologic Ltd., a company incorporated under the laws of the state of Israel (“Pandologic”), pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) for total consideration of $150 million (the “Merger Consideration”).  The Merger Consideration consists of upfront payments of $50 million in cash and $35 million in common stock (approximately 1.7 million shares) and $65 million payable based on earnouts tied to financial performance of Pandologic in fiscal 2021 and 2022, which amount will be paid in a combination of cash and common stock.  The Merger Consideration is subject to adjustment based on Pandologic cash, indebtedness, transaction expenses and working capital as of the closing date (the “Closing”).  The Company and Pandologic have agreed to customary representations, warranties, covenants and closing conditions under Israeli law in the Merger Agreement. The Merger Agreement provides for customary termination rights for both the Company and Pandologic, including, among other bases for termination, if the Merger is not consummated prior to October 21, 2021.  The Closing is subject to customary conditions (as defined) and is expected to close by late Q3 2021.

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

For the three and six months ended June 30, 2021 we reported total revenue of $19.2 million and $37.5 million, respectively, as compared to $13.3 million and $25.2 million, respectively, in the corresponding prior year period. Total revenue from our aiWARE SaaS solutions increased 86% and 68%, respectively, for the three and six months ended June 30, 2021, compared with the same periods in 2020.

Significant Transactions

In the first six months of 2021, we received $4.8 million from the exercise of stock options and purchases of shares under our ESPP and $2.3 million in proceeds received from the exercise of stock warrants.

In July 2021, the Company entered into a definitive agreement to acquire Pandologic Ltd., a company incorporated under the laws of the state of Israel (“Pandologic”) for total consideration of $150 million (the “Merger Consideration”).  The Merger Consideration consists of upfront payments of $50 million in cash and $35 million in common stock (approximately 1.7 million shares) and $65 million payable based on earnouts tied to financial performance of Pandologic in fiscal 2021 and 2022, which amount will be paid in a combination of cash and common stock.  The merger close is subject to customary conditions (as defined) and is expected to finalize by late Q3 2021.

Opportunities, Challenges and Risks

In the first six months of 2021 and 2020, we derived our revenue through our aiWARE SaaS solutions, aiWARE content licensing and media services, and advertising services.  Beginning in the second half of 2020 and continuing into the first half of 2021, we began to experience significant growth in revenue across our aiWARE SaaS solutions, which increased 86% and 68%, respectively, during the three and six months ended June 30, 2021, compared with the same period in 2020.  The year-over-year growth in aiWARE SaaS solutions revenue was driven primarily by expanded services to existing and new customers in the media and entertainment and government, legal and compliance markets. As we are at the early stages of new product introductions in these markets, we expect that our aiWARE SaaS revenue will continue to increase in the near and long term, both in absolute dollars and as a percentage of our total revenue.

We believe there will be significant near and long term opportunities for revenue growth from the U.S. Government and regulated industries such as energy adopting our aiWARE SaaS solutions and related AI technologies. However, many sales opportunities with these customers can involve long sales cycles, during which we must invest significant time and resources without a guarantee of success.  We may seek to acquire businesses with deep relationships and greater scale within the U.S. Government and regulated industries such as energy to further accelerate our pursuit of the growth opportunities we see in this market.

We are a leader in AI-based SaaS, advertising and content licensing solutions across the media and entertainment market.  In addition to the growth in our aiWARE SaaS solutions in this market, we have also demonstrated our ability to grow our advertising services, including our VeriAds Network, with our revenue from these services increasing 42% and 56%, respectively, during the three and six months ended June 30, 2021, compared with the corresponding prior year periods.  We continue to see significant opportunities for growth in the media and entertainment market, as we continue to extend our customer base beyond radio broadcasters to major media companies and rights holders, where our AI solutions could add tremendous value in content creation and distribution, including in news, television, and film.

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

At the end of the second quarter of 2021, we reported 1,820 SaaS accounts. To continue to grow our SaaS account base, and drive increased sales within our existing customer base, we will need to increase our sales and marketing spending in 2021 compared with 2020.

We believe our aiWARE SaaS technology will extend the capabilities of many third-party software platforms and products that are widely used today.  For example, we recently announced the acquisition of PandoLogic, a technology that utilizes machine-learning and AI to accelerate the hiring process for large enterprises.  We believe when integrated with aiWARE, PandoLogic users will be given greater visibility and transparency in their hiring processes.  In addition, we integrated aiWARE with the Alteryx platform, enabling Alteryx users to access aiWARE’s AI models and AI analytics capabilities, and we enhanced aiWARE to run on the NVIDIA® CUDA® GPU-based platform, enabling dramatic increases in aiWARE’s processing speed and opening up a wide range of new use cases for our technology.  We are in the process of developing and marketing more specific use cases for these integrations, which we believe will open up new markets for our products and accelerate our near and long term revenue growth.  We plan to hire additional engineers and business development resources in the near term to further accelerate our pursuit of these potential opportunities, as well as other third-party technology integrations.

For the second quarter and first half of 2021, our gross margin (calculated as described in “Non-GAAP Financial Measures” below) improved to 73%, compared with 72% for the second quarter and first half of 2020, driven by growth of new customers across our aiWARE SaaS Solutions, which generated incremental gross margins in excess of 80% during the three and six months ended June 30, 2021. Our gross margin is impacted significantly by the mix of our aiWARE SaaS revenue, aiWARE content licensing and media services revenue and advertising revenue in a given period.  With the addition of PandoLogic in late Q3 2021, we expect our consolidated gross margin and related gross profit to improve even further beginning in Q4 2021. Our gross profit (see “Non-GAAP Financial Measures” below) is also dependent upon our ability to grow our revenue by expanding our customer base and increasing business with existing customers, and to manage our costs by negotiating favorable economic terms with cloud computing providers such as AWS and Microsoft Azure. While we are focused on continuing to improve our gross profit, our ability to attract new and retain existing customers to grow our revenue will be highly dependent on our ability to implement and continually improve upon our technology and services and improve our technology infrastructure and operations as we experience increased network capacity constraints due to our growth.

We believe our operating results and performance are, and will continue to be, driven by various factors that affect our industry. Our ability to attract, grow and retain customers for our aiWARE platform is highly sensitive to rapidly changing technology and is dependent on our ability to maintain the attractiveness of our platform, content and services to our customers.  Moreover, we expect to continue to report operating losses through Q3 2021 and in the near term; however, with the addition of PandoLogic, we expect to report substantial improvements in our consolidated operating results as early as Q4 2021. The future revenue and operating growth across our platform will rely heavily on our ability to grow our SaaS customer base, continue to develop and deploy quality and innovative AI-driven applications, provide unique and attractive content and advertising services to our customers, continue to grow in newer markets such as government and energy, and manage our corporate overhead costs.  While we believe we will be successful in these endeavors, we cannot guarantee that we will succeed in generating substantial long term operating growth and profitability.

Since 2017, we have made acquisitions that extended our business and technology reach in several areas, as discussed in more detail in in our Annual Report on Form 10-K for the year ended December 31, 2020.  We believe there are strategic acquisition targets that can accelerate our entry into key strategic markets, such as the July 2021 announced acquisition of PandoLogic that accelerates our entry into the intelligent hiring of essential workers, as well as our ability to grow our business.  As a result, we will continue to prioritize corporate development efforts beyond the first half of 2021. Our acquisition strategy is threefold: (i) to increase the scale of our business in markets we are in today, (ii) to accelerate growth in new markets and product categories, including expanding our existing engineering and sales resources, and (iii) to accelerate the adoption of aiWARE as the universal AI operating system through venture or market-driven opportunities.  If we are successful in identifying and entering into agreements to acquire target companies, we may need to raise additional capital to finance such acquisitions and to continue executing on our growth strategy.

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

The pandemic has affected and may continue to affect some of our customers, which may further reduce the demand and/or delay purchase decisions for our products and services, and may additionally impact the creditworthiness of customers.  We have assessed the potential credit deterioration of our customers due to changes in the macroeconomic environment and have determined that no additional allowance for doubtful accounts was necessary due to credit deterioration as of June 30, 2021.

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

In response to the COVID-19 pandemic, we took actions to control expenses, including temporarily discontinuing non-essential services and instituting controls on travel, entertainment and other expenses. In addition, in compliance with government mandates, we have temporarily closed our offices and initiated a work from home policy.  We expect to continue to enforce these and other actions we deem appropriate until or when the COVID-19 pandemic is officially no longer declared a pandemic by the World Health Organization.

Non-GAAP Financial Measure

In evaluating our cash flows and financial performance, we use a measure of Non-GAAP net loss, the results for which measure are presented below for the three and six months ended June 30, 2021 and 2020. The items excluded from Non-GAAP net loss, as well as a breakdown of GAAP net loss, non-GAAP net income (loss) and these excluded items between our core operations and corporate, are detailed in the reconciliation below.

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

(in thousands)
	Three Months Ended June 30,
	2021			2020
	Core Operations(1)	Corporate(2)	Total	Core Operations(1)	Corporate(2)	Total
Net loss	$(676)	$(12,039)	$(12,715)	$(2,380)	$(9,413)	$(11,793)
Provision for income taxes	—	55	55	—	2	2
Depreciation and amortization	1,084	73	1,157	1,353	249	1,602
Stock-based compensation expense	1,016	5,593	6,609	526	3,605	4,131
Change in fair value of warrant liability	—	—	—	—	202	202
Warrant expense	—	—	—	—	102	102
State sales tax reserve	—	146	146	—	—	—
Interest expense	—	—	—	—	9	9
Acquisition and due diligence costs	—	735	735	—	—	—
Severance and executive search	—	92	92	—	—	—
Non-GAAP Net Income (Loss)	$1,424	$(5,345)	$(3,921)	$(501)	$(5,244)	$(5,745)

(in thousands)
	Six Months Ended June 30,
	2021			2020
	Core Operations(1)	Corporate(2)	Total	Core Operations(1)	Corporate(2)	Total
Net loss	$(3,501)	$(39,781)	$(43,282)	$(6,155)	$(18,322)	$(24,477)
Provision for income taxes	—	77	77	—	5	5
Depreciation and amortization	2,167	243	2,410	2,709	497	3,206
Stock-based compensation expense	3,711	24,508	28,219	1,089	7,498	8,587
Change in fair value of warrant liability	—	—	—	—	200	200
Warrant expense	—	—	—	—	102	102
State sales tax reserve	—	284	284	—	—	—
Gain on sale of asset	—	—	—	—	(56)	(56)
Interest expense	—	—	—	—	9	9
Acquisition and due diligence costs	—	735	735	—	—	—
Charges related to sublease	—	3,367	3,367	—	—	—
Severance and executive search	250	99	349	—	—	—
Non-GAAP Net Income (Loss)	$2,627	$(10,468)	$(7,841)	$(2,357)	$(10,067)	$(12,424)

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

The following tables set forth the calculation of our gross profit and gross margin, followed by a reconciliation of non-GAAP to GAAP financial information presented in our condensed consolidated financial statements for three and six months ended June 30, 2021 and 2020.

	Three Months Ended		Six Months Ended
(dollars in thousands)	June 30,		June 30,
	2021	2020	2021	2020
Revenue	$19,206	$13,268	$37,501	$25,172
Cost of revenue	5,231	3,763	10,054	7,013
Gross profit	13,975	9,505	27,447	18,159
Gross margin	72.8%	71.6%	73.2%	72.1%

(in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue	$19,206	$13,268	$37,501	$25,172
Cost of revenue	5,231	3,763	10,054	7,013
Gross profit	13,975	9,505	27,447	18,159

GAAP sales and marketing expenses	5,253	4,932	11,680	9,861
Stock-based compensation expense	(234)	(198)	(1,132)	(376)
Severance and executive search	—	—	(236)	—
Non-GAAP sales and marketing expenses	5,019	4,734	10,312	9,485

GAAP research and development expenses	4,646	3,440	9,606	7,086
Stock-based compensation expense	(566)	(184)	(1,585)	(421)
Severance and executive search	—	—	(14)	—
Non-GAAP research and development expenses	4,080	3,256	8,007	6,665

GAAP general and administrative expenses	15,644	11,343	47,187	22,886
Depreciation	(78)	(256)	(253)	(512)
Stock-based compensation expense	(5,809)	(3,749)	(25,502)	(7,790)
Warrant expense	—	(102)	—	(102)
Charges related to sublease	—	—	(3,367)	—
State sales tax reserve	(146)	—	(284)	—
Acquisition and due diligence costs	(735)	—	(735)	—
Severance and executive search	(92)	—	(99)	—
Non-GAAP general and administrative expenses	8,784	7,236	16,947	14,482

GAAP amortization	(1,079)	(1,346)	(2,157)	(2,694)

GAAP loss from operations	(12,647)	(11,556)	(43,183)	(24,368)
Total non-GAAP adjustments (1)	8,739	5,835	35,364	11,895
Non-GAAP loss from operations	(3,908)	(5,721)	(7,819)	(12,473)

GAAP other expense, net	(13)	(235)	(22)	(104)
Change in fair value of warrant liability	—	202	—	200
Interest expense	—	9	—	9
Gain on sale of asset	—	—	—	(56)
Non-GAAP other (expense) income, net	(13)	(24)	(22)	49

GAAP loss before income taxes	(12,660)	(11,791)	(43,205)	(24,472)
Total non-GAAP adjustments (1)	8,739	6,046	35,364	12,048
Non-GAAP loss before income taxes	(3,921)	(5,745)	(7,841)	(12,424)

Income tax provision	55	2	77	5

GAAP net loss	(12,715)	(11,793)	(43,282)	(24,477)
Total non-GAAP adjustments (1)	8,794	6,048	35,441	12,053
Non-GAAP net loss	$(3,921)	$(5,745)	$(7,841)	$(12,424)

Shares used in computing non-GAAP basic and diluted net loss per share	32,741	27,117	32,458	26,945
Non-GAAP basic and diluted net loss per share	$(0.12)	$(0.21)	$(0.24)	$(0.46)

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

Advertising KPI Results

The following table sets forth the results for each of the KPIs for our advertising services.

	Quarter Ended
	Mar 31,	Jun 30,	Sept 30,	Dec 31,	Mar 31,	Jun 30,
	2020	2020	2020	2020	2021	2021
Average gross billings per active agency client (in 000's)(1)	533	614	625	632	713	715
Revenue during quarter (in 000's)	$5,881	$6,140	$7,372	$8,138	$8,371	$7,881
(1)	For each quarter, reflects the average gross quarterly billings per agency client over the twelve month period through the end of such quarter for agency clients that are active during such quarter.

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

aiWARE SaaS Solutions KPI Results

The following table sets forth the results for each of the KPIs for our aiWARE SaaS solutions.

	Quarter Ended
	Mar 31,	Jun 30,	Sept 30,	Dec 31,	Mar 31,	Jun 30,
	2020	2020	2020	2020	2021	2021
Total accounts on platform at quarter end	1,587	1,753	1,791	1,896	1,777	1,820
New bookings received during quarter (in 000's)(1)	$1,397	$2,319	$2,083	$1,437	$1,864	$3,579
Total contract value of new bookings received during quarter (in 000’s)(2)	$2,312	$2,502	$2,469	$2,431	$4,068	$4,069
Revenue during quarter (in 000's)	$3,108	$3,002	$3,351	$4,402	$4,685	$5,580
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

Results of Operations                                         The following tables set forth our results of operations for the three and six months ended June 30, 2021 and 2020, in dollars and as a percentage of our revenue for those periods. Throughout this discussion regarding our results of operations, certain amounts for the 2020 periods have been reclassified to conform to the presentation for the 2021 periods.  In particular, amortization expense, which was previously presented within cost of revenue, sales and marketing, research and development, and general and administrative operating expenses, has been reclassified and is presented as a single separate line item in operating expenses. In addition, gross profit, which was previously reflected in the statement of operations and comprehensive loss, is no longer presented, and cost of revenue, which was previously presented within gross profit, is presented as an operating expense. We believe that this presentation more accurately reflects our cost of revenue and operating expenses. These reclassifications had no effect on our reported net loss. The period-to-period comparisons of our historical results are not necessarily indicative of the results that may be expected in the future.

	Three Months Ended		Six Months Ended
(dollars in thousands)	June 30,		June 30,
	2021	2020	2021	2020
Revenue	$19,206	$13,268	$37,501	$25,172
Operating expenses:
Cost of revenue	5,231	3,763	10,054	7,013
Sales and marketing	5,253	4,932	11,680	9,861
Research and development	4,646	3,440	9,606	7,086
General and administrative	15,644	11,343	47,187	22,886
Amortization	1,079	1,346	2,157	2,694
Total operating expenses	31,853	24,824	80,684	49,540
Loss from operations	(12,647)	(11,556)	(43,183)	(24,368)
Other expense, net	(13)	(235)	(22)	(104)
Loss before provision for income taxes	(12,660)	(11,791)	(43,205)	(24,472)
Provision for income taxes	55	2	77	5
Net loss	$(12,715)	$(11,793)	$(43,282)	$(24,477)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenue	27.2	28.4	26.8	27.9
Sales and marketing	27.4	37.2	31.1	39.2
Research and development	24.2	25.9	25.6	28.2
General and administrative	81.5	85.5	125.8	90.9
Amortization	5.5	10.1	5.8	10.6
Total operating expenses	165.8	187.1	215.1	196.8
Loss from operations	(65.8)	(87.1)	(115.1)	(96.8)
Other expense, net	(0.1)	(1.8)	(0.1)	(0.4)
Loss before provision for income taxes	(65.9)	(88.9)	(115.2)	(97.2)
Provision for income taxes	0.3	—	0.2	—
Net loss	(66.2)	(88.9)	(115.4)	(97.2)

Three and Six Months Ended June 30, 2021 Compared with Three and Six Months Ended June 30, 2020

Revenue

	Three Months Ended				Six Months Ended
(dollars in thousands)	June 30,				June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Advertising	$9,969	$7,038	$2,931	41.6%	$20,296	$13,039	$7,257	55.7%
aiWARE SaaS Solutions	5,580	3,002	2,578	85.9%	10,265	6,110	4,155	68.0%
aiWARE Content Licensing and Media Services	3,657	3,228	429	13.3%	6,940	6,023	917	15.2%
Revenue	$19,206	$13,268	$5,938	44.8%	$37,501	$25,172	$12,329	49.0%

The increase in advertising revenue in the second quarter and first six months of 2021 compared with the corresponding prior year periods was due in large part to a combination of the addition of new advertising clients and increased business with existing advertising clients. In addition, revenue generated from our VeriAds Network totaled $2.1 million and $4.0 million for the three and six months ended June 30, 2021, respectively, as compared to $0.9 million and $1.0 million for the three and six months ended June 30, 2020, respectively.

aiWARE SaaS solutions revenue increased in the three and six months ended June 30, 2021 compared with the corresponding prior year periods due primarily to expanded services to existing customers in media and entertainment, and to a lesser extent, from customers in government, legal and compliance.

aiWARE content licensing and media services revenue increased in the three and six months ended June 30, 2021 compared with the corresponding prior year periods. Revenues from our aiWARE content licensing and media services business, which typically has significant revenue driven by major sporting events, were negatively impacted in the first quarter of 2020 due to the cancellation or postponement of substantially all major sporting events in March 2020 as a result of the COVID-19 pandemic. Many of these sporting events resumed in the first quarter of 2021.

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

Gross Profit

As noted above, our gross profit is calculated as our revenue less our cost of revenue, as follows:

	Three Months Ended				Six Months Ended
(dollars in thousands)	June 30,				June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Revenue	$19,206	$13,268	$5,938	44.8%	$37,501	$25,172	$12,329	49.0%
Cost of revenue	5,231	3,763	1,468	39.0%	10,054	7,013	3,041	43.4%
Gross profit	13,975	9,505	4,470	47.0%	27,447	18,159	9,288	51.1%
Gross margin	72.8%	71.6%			73.2%	72.1%

The increase in gross profit and gross margin in the three and six months ended June 30, 2021 compared with the corresponding prior year period was due primarily to growth in revenue from existing customers across our aiWARE SaaS Solutions, which generated incremental gross margins in excess of 80% during the three and six months ended June 30, 2021.

Operating Expenses

	Three Months Ended				Six Months Ended
(dollars in thousands)	June 30,				June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Cost of revenue	$5,231	$3,763	$1,468	39.0%	$10,054	$7,013	$3,041	43.4%
Sales and marketing	5,253	4,932	321	6.5%	11,680	9,861	1,819	18.4%
Research and development	4,646	3,440	1,206	35.1%	9,606	7,086	2,520	35.6%
General and administrative	15,644	11,343	4,301	37.9%	47,187	22,886	24,301	106.2%
Amortization	1,079	1,346	(267)	-19.8%	2,157	2,694	(537)	-19.9%
Total operating expenses	$31,853	$24,824	$7,029	28.3%	$80,684	$49,540	$31,144	62.9%

Cost of Revenue. The increase in cost of revenue in the three and six months ended June 30, 2021 compared with the corresponding prior year periods was due primarily to our higher revenue level, as discussed above.

Sales and Marketing. The increase in sales and marketing expenses in the three and six months ended June 30, 2021 compared with the corresponding prior year periods was due primarily to increases in personnel-related costs. The six months ended June 30, 2021 includes a $0.8 million increase in stock-based compensation expense attributable primarily to the accelerated recognition of compensation expense related to the vesting of performance-based stock options as a result of our achievement of the stock price milestones applicable to such options during the six months ended June 30, 2021, and $0.2 million in severance costs. As a percentage of revenue, sales and marketing expenses declined to 27% and 31% in the three and six months ended June 30, 2021, respectively, from 37% and 39% in the corresponding prior year periods.

Research and Development. The increase in research and development expenses in the three and six months ended June 30, 2021 compared with the corresponding prior year periods was due primarily to an increase of $0.6 million and $1.2 million, respectively, in personnel-related costs from the addition of new engineering resources. Stock-based compensation increased in the three and six months ended June 30, 2021 compared with the corresponding prior year periods by $0.4 million and $1.2 million, respectively, attributable primarily to awards for new engineering resources and additional expense related to the vesting of performance-based stock options, as discussed above. As a percentage of revenue, research and development expenses declined to 24% and 26% in the three and six months ended June 30, 2021, respectively, from 26% and 28% in the corresponding prior year periods.

General and Administrative. General and administrative expenses increased in the three months ended June 30, 2021 compared with the corresponding prior year period due to a $2.1 million increase in stock-based compensation, primarily for senior executive stock grants in 2021, and a $1.6 million increase in salaries, bonuses and other personnel-related costs. General and administrative expenses increased in the six months ended June 30, 2021 compared with the corresponding prior year period due primarily to an increase of $17.7 million in non-cash stock-based compensation expense, attributable primarily to additional expense related to the vesting of performance-based stock options, as discussed above, a $3.4 million in one-time charges related to the sublease of our former Costa Mesa corporate office space in the first quarter of 2021, and a $2.6 million increase in salaries, bonuses and other personnel-related costs. We expect general and administrative expenses to increase as a result of the acquisition of Pandologic.

Amortization Expense. Amortization expense decreased in the three and six months ended June 30, 2021 compared with the corresponding prior year periods due to certain intangible assets that were acquired in 2017 becoming fully amortized during 2020.

Other (Expense) Income, Net

For the three and six months ended June 30, 2021, other expense, net was comprised primarily of currency exchange losses. For the three months ended June 30, 2020, other income, net was comprised primarily warrant expense of $0.2 million.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents, which totaled $120.6 million as of June 30, 2021 and $114.8 million as of December 31, 2020. The increase in our cash and cash equivalents in the six months ended June 30, 2021 was due primarily to $4.8 million in proceeds from the exercise of stock options and purchases of shares under our ESPP and $2.3 million in proceeds from the exercise of stock warrants.

Cash Flows

A summary of cash flows from our operating, investing and financing activities is shown in the table below.

	Six Months Ended
(in thousands)	June 30,
	2021	2020
Cash used in operating activities	$(991)	$(2,777)
Cash (used in) provided by investing activities	(272)	26
Cash provided by financing activities	7,073	8,767
Net increase in cash, cash equivalents and restricted cash	$5,810	$6,016

Operating Activities

Our operating activities used cash of $1.0 million in the six months ended June 30, 2021, due primarily to our net loss of $43.3 million, adjusted by $33.7 million in non-cash expenses, including $28.2 million in stock-based compensation expense, offset in part by the net increase of $8.2 million of cash received from advertising clients for future payments to vendors. Our business strategy includes streamlining operational costs while investing in the development of our AI capabilities and enhancement of our aiWARE SaaS solutions and services to grow our business and future revenue. We gauge the amount of cash utilized in these efforts using the Non-GAAP net loss measure, as presented under the heading “Non-GAAP Financial Measures” above. Our use of cash as measured by Non-GAAP net loss decreased to $7.8 million for the six months ended June 30, 2021 from $12.4 million for the six months ended June 30, 2020, due primarily to the increase in our revenues, partially offset by an increase in non-GAAP expenses.

Our operating activities used cash of $2.8 million in the six months ended June 30, 2020, due primarily to our net loss of $24.5 million, adjusted by $12.3 million in non-cash expenses, including $8.6 million in stock-based compensation expense, and an increase of $9.2 million of cash received from advertising clients for future payments to vendors

Investing Activities

Our investing activities consisted of minimal amounts used for capital expenditures and proceeds from the sale of equipment in the six months ended June 30, 2021 and 2020.

Financing Activities

Our financing activities provided cash of $7.1 million in the six months ended June 30, 2021. Net cash provided by financing activities consisted of $4.8 million received from the exercise of stock options and purchases of shares under our ESPP and $2.3 million in proceeds received from the exercise of stock warrants.

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

Capital Resources

As of June 30, 2021, we had no outstanding debt obligations.

In July 2021, we entered into a definitive agreement to acquire Pandologic Ltd., a company incorporated under the laws of the state of Israel (“Pandologic”) for total consideration of $150.0 million, comprised of upfront payments of $50.0 million in cash and $35.0 million in common stock (approximately 1.7 million shares) at closing and $65.0 million payable based on earnouts tied to financial performance of Pandologic in fiscal 2021 and 2022, which amount will be paid in a combination of cash and common stock.  The merger close is subject to customary conditions (as defined) and is expected to finalize by late Q3 2021.

We have generated significant losses since inception and expect to continue to generate losses for the foreseeable future. With the acquisition of PandoLogic, which is expected to generate over $25.0 million of operating cash flows in its fiscal year 2021, we believe we have an opportunity to drastically improve our operating income/(loss) as early as Q4 2021. We believe that our current cash and cash equivalents balance will be sufficient to fund our operations in the ordinary course of business for at least the next twelve months from the date of this filing.  However, our current cash and cash equivalents may not be sufficient to support the development of our business to the point at which we have positive cash flows from operations, including the acquisition of PandoLogic. In addition, we intend to continue to evaluate potential new acquisitions of and/or investments in companies or technologies that complement our business and may make such acquisitions and/or investments in the future.  Accordingly, we may need to obtain additional sources of capital in the future. We plan to meet our future needs for additional capital through equity and/or debt financings.  We currently have no available lines of credit for future borrowings. We have a shelf registration statement that allows us to sell up to $300 million of our equity or debt securities, at prices and on terms to be determined in the future.   Future equity or debt financing may not be available on favorable terms or at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when required, our ability to continue to support our business growth, including through acquisitions, scale our infrastructure, develop product enhancements and respond to business challenges could be significantly impaired. If we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. There is no assurance that our disclosure controls and procedures will operate effectively under all circumstances. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2020 contains a discussion of the material risks associated with our business. There have been no material changes to the risks described in such Annual Report on Form 10-K, except as follows.

Our pending acquisition of PandoLogic may expose us to certain risks.

On July 22, 2021, we entered into a definitive merger agreement to acquire PandoLogic Ltd. The acquisition is subject to satisfaction of customary United States and Israeli closing conditions and is expected to close in the late third quarter of 2021.  While we expect the closing conditions to be timely satisfied, if the closing conditions are not satisfied or waived, it is possible we may not consummate the acquisition in which case we are still responsible for the payment of our transaction expenses but will not get the anticipated benefits of the acquisition.

If the PandoLogic acquisition is completed, we may face challenges in integrating the acquired business. These challenges include managing the international operations of the PandoLogic business, retaining key employees, managing corporate cultures, achieving anticipated cross-selling opportunities and eliminating any redundant operations. Additionally, the acquisition and integration processes may disrupt our business and divert management attention and our resources. If we fail to successfully integrate the PandoLogic business, products, technologies and personnel, it could distract management attention from our core businesses or disrupt our ongoing business, either of which could have a material adverse effect on our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description of Exhibit

2.1+

Agreement and Plan of Merger, by and among, Veritone, Inc., Melisandra Ltd., Pandologic Ltd. and Shareholder Representative Services, LLC, as the Securityholder Representative, dated as of July 21, 2021.

10.1	Form of Voting and Support Agreement, dated as of July 21, 2021, between Veritone, Inc. and certain securityholders of Pandologic Ltd.

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1*	Certifications pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, has been formatted in Inline XBRL.

*

The certifications furnished in Exhibit 32.1 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (including this Quarterly Report on Form 10-Q), unless the Company specifically incorporates the foregoing information into those documents by reference.

+

Portions of this exhibit have been omitted as the Company has determined that (i) the omitted information is not material and (ii) the omitted information would likely cause competitive harm if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Veritone, Inc.

August 4, 2021	By:	/s/ Chad Steelberg
Chad Steelberg
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

August 4, 2021	By:	/s/ Michael L. Zemetra
Michael L. Zemetra
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)