Form 10-Q
period 2021-09-30
Veritone, Inc.
filed 2021-11-15
CIK 1615165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

Commission File Number: 001-38093

Veritone, Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-1161641
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2420 17th St., Office 3002, Denver, CO 80202

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

As of November 12, 2021, 34,876,616 shares of the registrant’s common stock were outstanding.

VERITONE, INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2021

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we intend that such forward-looking statements be subject to the safe harbors created thereby. For this purpose, any statements made in this Quarterly Report on Form 10-Q that are not historical or current facts may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “anticipates,” “believes,” “seeks,” “estimates,” “expects,” “intends,” “continue,” “can,” “may,” “plans,” “potential,” “projects,” “should,” “could,” “will,” “would” or similar expressions and the negatives of those expressions are intended to identify forward-looking statements , although not all forward-looking statements contain these identifying words. Such forward-looking, statements include, but are not limited to, any statements that refer to projections of our future financial condition and results of operations, capital needs and financing plans, competitive position, industry environment, potential growth and market opportunities, acquisition plans and strategies, compensation plans, governance structure and policies and/or the price of our common stock.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VERITONE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share and share data)

(Unaudited)

	As of
	September 30,	December 31,
	2021	2020
ASSETS

Cash and cash equivalents	$72,645	$114,817
Accounts receivable, net	57,903	16,666
Expenditures billable to clients	25,236	18,365
Prepaid expenses and other current assets	10,683	6,719
Total current assets	166,467	156,567
Property, equipment and improvements, net	1,178	2,354
Intangible assets, net	92,904	10,744
Goodwill	27,999	6,904
Long-term restricted cash	855	855
Other assets	1,793	230
Total assets	$291,196	$177,654
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$33,102	$15,632
Accrued media payments	75,171	55,874
Client advances	8,402	6,496
Contingent consideration, current	19,307	-
Other accrued liabilities	37,131	10,246
Total current liabilities	173,113	88,248
Contingent consideration, non-current	8,533	-
Other non-current liabilities	1,884	1,196
Total liabilities	183,530	89,444
Commitments and contingencies (Note 8)
Stockholders' equity
Common stock, par value $0.001 per share; 75,000,000 shares authorized; 34,857,163 and 31,799,354 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	35	32
Additional paid-in capital	442,870	368,477
Accumulated deficit	(335,091)	(280,365)
Accumulated other comprehensive (loss) income	(148)	66
Total stockholders' equity	107,666	88,210
Total liabilities and stockholders' equity	$291,196	$177,654

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(in thousands, except per share and share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue	$22,655	$15,718	$60,156	$40,890
Operating expenses:
Cost of revenue	5,808	4,553	15,862	11,566
Sales and marketing	5,906	5,255	17,586	15,116
Research and development	5,254	3,587	14,860	10,673
General and administrative	15,037	11,950	62,225	34,836
Amortization	1,683	1,346	3,840	4,040
Total operating expenses	33,688	26,691	114,373	76,231
Loss from operations	(11,033)	(10,973)	(54,217)	(35,341)
Other expense, net	(15)	(4)	(37)	(108)
Loss before provision for income taxes	(11,048)	(10,977)	(54,254)	(35,449)
Provision for income taxes	396	36	472	41
Net loss	$(11,444)	$(11,013)	$(54,726)	$(35,490)
Net loss per share:
Basic and diluted	$(0.34)	$(0.40)	$(1.67)	$(1.31)
Weighted average shares outstanding:
Basic and diluted	33,332,668	27,593,315	32,752,939	27,162,880
Comprehensive loss:
Net loss	$(11,444)	$(11,013)	$(54,726)	$(35,490)
Foreign currency translation gain, net of income taxes	-	6	7	11
Total comprehensive loss	$(11,444)	$(11,007)	$(54,719)	$(35,479)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(Unaudited)

	Three Months Ended September 30, 2021
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
Balance as of June 30, 2021	32,870,767	$33	$403,768	$(323,647)	$73	$80,227
Common stock issued under employee stock plans, net	281,574	—	2,332	—	—	2,332
Common stock issued for acquisition	1,704,822	2	31,498	—	—	31,500
Stock-based compensation expense	—	—	5,272	—	—	5,272
Net loss	—	—	—	(11,444)	—	(11,444)
Other comprehensive loss	—	—	—	—	(221)	(221)
Balance as of September 30, 2021	34,857,163	$35	$442,870	$(335,091)	$(148)	$107,666

	Nine Months Ended September 30, 2021
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
Balance as of December 31, 2020	31,799,354	$32	$368,477	$(280,365)	$66	$88,210
Common stock issued under employee stock plans, net	1,084,941	1	7,125	—	—	7,126
Common stock issued for acquisition	1,704,822	2	31,498	—	—	31,500
Common stock issued for services	15,828	—	250	—	—	250
Stock-based compensation expense	—	—	33,241	—	—	33,241
Exercise of warrants	252,218	—	2,279	—	—	2,279
Net loss	—	—	—	(54,726)	—	(54,726)
Other comprehensive loss	—	—	—	—	(214)	(214)
Balance as of September 30, 2021	34,857,163	$35	$442,870	$(335,091)	$(148)	$107,666

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(Unaudited)

	Three Months Ended September 30, 2020
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
Balance as of June 30, 2020	27,516,307	$28	$296,967	$(256,966)	$51	$40,080
Common stock offerings, net	—	—	(10)	—	—	(10)
Common stock issued under employee stock plans, net	97,548	—	216	—	—	216
Release of Machine Box holdback consideration	105,898	—	—	—	—	—
Stock-based compensation expense	—	—	5,148	—	—	5,148
Net loss	—	—	—	(11,013)	—	(11,013)
Other comprehensive gain	—	—	—	—	6	6
Balance as of September 30, 2020	27,719,753	$28	$302,321	$(267,979)	$57	$34,427

	Nine Months Ended September 30, 2020
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
Balance as of December 31, 2019	25,670,737	$26	$279,828	$(232,489)	$46	$47,411
Common stock offerings, net	1,491,317	2	5,994	—	—	5,996
Common stock issued under employee stock plans, net	297,490	—	356	—	—	356
Release of Machine Box holdback consideration	105,898	—	—	—	—	-
Stock-based compensation expense	—	—	13,735	—	—	13,735
Exercise of warrants	154,311	—	2,100	—	—	2,100
Warrant issuance	—	—	308	—	—	308
Net loss	—	—	—	(35,490)	—	(35,490)
Other comprehensive gain	—	—	—	—	11	11
Balance as of September 30, 2020	27,719,753	$28	$302,321	$(267,979)	$57	$34,427

VERITONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(54,726)	$(35,490)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	4,189	4,816
Loss on disposal of fixed assets	1,894	102
Provision for doubtful accounts	14	291
Loss on sublease	1,211	—
Change in fair value of warrant liability	—	200
Change in fair value of contingent consideration	256	—
Stock-based compensation expense	33,491	13,698
Changes in assets and liabilities:
Accounts receivable	(19,907)	3,535
Expenditures billable to clients	(6,871)	(9,822)
Prepaid expenses and other assets	5,014	(131)
Accounts payable	4,288	4,254
Accrued media payments	19,297	14,562
Client advances	1,906	4,687
Other accrued liabilities	7,016	708
Other liabilities	(600)	(128)
Net cash (used in) provided by operating activities	(3,528)	1,282
Cash flows from investing activities:
Proceeds from the sale of equipment	—	56
Capital expenditures	(448)	(61)
Acquisitions, net of cash acquired	(47,602)	—
Net cash used in investing activities	(48,050)	(5)
Cash flows from financing activities:
Proceeds from issuances of stock under employee stock plans, net	7,127	356
Proceeds from the exercise of warrants	2,279	2,100
Proceeds from common stock offerings, net	—	6,517
Proceeds from loan	—	6,491
Repayment of loan	—	(6,491)
Net cash provided by financing activities	9,406	8,973
Net (decrease) increase in cash and cash equivalents and restricted cash	(42,172)	10,250
Cash and cash equivalents and restricted cash, beginning of period	115,672	44,920
Cash and cash equivalents and restricted cash, end of period	$73,500	$55,170

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITONE, INC.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except share and per share data and percentages)

(Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS

Description of Business

Veritone, Inc., a Delaware corporation (“Veritone”) (together with its wholly owned subsidiaries, collectively, the “Company”), is a provider of artificial intelligence (“AI”) computing solutions. The Company’s proprietary AI operating system, aiWARETM, uses machine learning algorithms, or AI models, together with a suite of powerful applications, to reveal valuable insights from vast amounts of structured and unstructured data. The platform offers capabilities that mimic human cognitive functions such as perception, prediction and problem solving, enabling users to quickly, efficiently and cost effectively transform unstructured data into structured data, and analyze and optimize data to drive business processes and insights. aiWARE is based on an open architecture that enables new AI models, applications and workflows to be added quickly and efficiently, resulting in a future-proof, scalable and evolving solution that can be leveraged by organizations across a broad range of business sectors,serving commercial enterprises as well as government and regulated industries.

The Company also offers cloud-native digital content management solutions and content licensing services, primarily to customers in the media and entertainment market. These offerings leverage the Company’s aiWARE technologies, providing customers with unique capabilities to enrich and drive expanded revenue opportunities from their content.

In addition, the Company operates a full-service advertising agency that leverages the Company’s aiWARE technologies to provide differentiated Managed Services to its clients. The Company’s advertising services include media planning and strategy, advertisement buying and placement, campaign messaging, clearance verification and attribution, and custom analytics, specializing in host-endorsed and influencer advertising across primarily radio, podcasting, streaming audio, social media and other digital media channels. The Company’s advertising services also include its VeriAdsTM Network, which is comprised of programs that enable broadcasters, podcasters and social media influencers to generate incremental advertising revenue.

On September 14, 2021, the Company acquired PandoLogic Ltd., a leading provider of intelligent hiring solutions (“PandoLogic”), a company incorporated under the laws of the state of Israel (“PandoLogic”), as discussed in more detail in Note 3. PandoLogic’s platform, pandoIQ, is an AI-enabled recruitment platform.

NOTE 2. PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Preparation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial statements and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. Such unaudited condensed consolidated financial statements and accompanying notes are based on the representations of the Company’s management, who is responsible for their integrity and objectivity. The information included in this Form 10-Q should be read in conjunction with the information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 5, 2021. Interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results the Company will have for the full year ending December 31, 2021.

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

Liquidity and Capital Resources

During the year ended December 31, 2020, the Company generated cash flows from operations of $1,433 and incurred a net loss of $47,876. In the nine months ended September 30, 2021, the Company generated negative cash flows from operations of $3,528 and incurred a net loss of $54,726. As of September 30, 2021, the Company had an accumulated deficit of $ 335,091. Historically, the Company has satisfied its capital needs with the net proceeds from sales of equity securities, issuances of convertible debt, and the exercise of common stock options and warrants. In 2020, the Company completed an offering of its common stock for aggregate net proceeds of $59,771 and raised additional net proceeds of $5,986 through sales of its common stock under an Equity Distribution Agreement dated September 1, 2018 (the “Equity Distribution Agreement”). In the first nine months of 2021, the Company received net proceeds of $7,127 from the issuance of common stock under the Company’s employee stock plans and $2,279 from the exercise of common stock warrants.

Beginning in the fourth quarter of 2021 and including the acquisition of PandoLogic in September 2021, the Company expects to generate positive consolidated cash flows from its operations. As a result, management believes that the Company’s existing balances of cash and cash equivalents, which totaled $72,645 as of September 30, 2021, will be sufficient to meet its anticipated cash requirements for the foreseeable future.

Use of Accounting Estimates

The preparation of the accompanying condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the accompanying condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The principal estimates relate to the accounting recognition and presentation of revenue, allowance for doubtful accounts, purchase accounting, impairment of long-lived assets, the valuation of contingent consideration, the valuation of stock awards and stock warrants and income taxes, where applicable.

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

Significant Customers

Two individual customers accounted for 27% of the Company’s net revenues for the three months ended September 30, 2021 and no individual customer accounted for 10% of the Company’s net revenues for the nine months ended September 30, 2021. No individual customer accounted for 10% of the Company’s net revenues for the three months ended and nine months ended September 30, 2020. Three Commercial Enterprise Managed Services clients individually accounted for 10% or more of the Company’s accounts receivable as of September 30, 2021 and two Commercial Enterprise Managed services clients individually accounted for 10% or more of the Company’s accounts receivable as December 31, 2020.

Remaining Performance Obligations

As of September 30, 2021, the aggregate amount of the transaction prices under the Company’s contracts allocated to the Company’s remaining performance obligations was $8,346 approximately 52% of which the Company expects to recognize as revenue over the next twelve months, and the remainder thereafter. This aggregate amount excludes amounts allocated to remaining performance obligations under contracts that have an original duration of one year or less and variable consideration that is allocated to remaining performance obligations. Excluded based on this policy are balances related to PandoLogic representing gross purchase orders to be satisfied in less than one year. Revenues will be recognized net of costs to fulfill these orders.

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

In September 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326) which requires measurement and recognition of expected credit losses for financial assets held. This standard will be effective for the Company beginning in the first quarter of fiscal year 2023, and early adoption is permitted. The Company is currently evaluating the impact that this standard will have on its consolidated financial statements and related disclosures as well as the timing of adoption.

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

NOTE 3. BUSINESS COMBINATIONS

 On September 14, 2021, the Company acquired 100% of PandoLogic., a company incorporated under the laws of the state of Israel, pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) dated as of July 21, 2021. PandoLogic is a leading provider of intelligent hiring solutions and utilizes its proprietary platform to accelerate the time and improve the efficiency in the process for employers hiring at scale for both mass market and difficult-to-source candidates. PandoLogic’s fully autonomous recruiting platform helps employers source talent faster and more efficiently with predictive algorithms, machine learning and AI.

The total purchase consideration for PandoLogic was $116,633 (the “Merger Consideration”), which consisted of upfront consideration of $58,733 in cash and $31,500 for the fair value of the Company’s 1,704,822 shares of common stock, and up to $65,000 in contingent consideration based on achieving certain earnouts tied to financial performance of PandoLogic in fiscal 2021 and 2022, which amount will be paid in a combination of cash and common stock (the “Earnout”). The total purchase consideration is preliminary and subject to net working capital adjustments that the Company expects to finalize and settle in the measurement period. The final settlement amount may vary materially as amounts are finalized and ultimately agreed to by the parties. The Company utilized a Monte Carlo simulation model to estimate the fair value of the Earnout. The fair value of the Earnout was estimated to be $30,000 as of September 14, 2021, $26,400 of which was deemed to be purchase consideration and recorded within contingent consideration current and contingent consideration non-current on the condensed consolidated balance sheet. The remaining $3,600 will be recognized as compensation expense over the earnout period in the general and administrative expenses on the condensed consolidated statement of operations and comprehensive loss. Subsequent to the acquisition date, the Company is required to reassess its estimate of the fair value of the Earnout, including certain future Earnout obligations triggered on employment status of certain PandoLogic management, and record any changes in earnings when the estimate is based on information not known as of the acquisition date (See Note 5). The Company incurred $2,161 in acquisition related expenses and has recorded them in general and administrative expenses in the condensed consolidated statement of operations and comprehensive loss.

The following table summarizes the fair value of the purchase price consideration (in thousands):

Acquisition consideration	Amount
Cash consideration at closing	$58,733
Equity consideration at closing	31,500
Contingent earnout	26,400
Total	$116,633

The preliminary allocation of the purchase consideration to tangible and intangible assets acquired and liabilities assumed is based on estimated fair values and is as follows (in thousands):

Purchase price allocation**	Amount
Cash	$11,131
Accounts receivable	21,344
Prepaid and other current assets	8,986
Property and equipment	618
Intangible assets	86,000
Other assets	1,543
Total assets acquired	129,622
Accounts payable	13,183
Accrued expenses and other current liabilities	8,828
Deferred tax liability	12,073
Total liabilities assumed	34,084
Identifiable net assets acquired	$95,538
Goodwill	21,095
Total preliminary purchase consideration	$116,633

**The purchase price allocation has been prepared on a preliminary basis and changes to the preliminary purchase price allocation may occur as additional information concerning asset and liability valuations is finalized. The preliminary fair value estimates of the net assets acquired are based upon preliminary calculations and valuations, and those estimates and assumptions regarding certain tangible assets acquired and liabilities assumed, the valuation of intangible assets acquired, income taxes, and goodwill are subject to change as the Company obtains additional information during the measurement period (up to one year from the acquisition date). The excess of the total consideration over the tangible assets, identifiable intangible assets, and assumed liabilities is recorded as goodwill. Goodwill is primarily attributable to operational efficiencies from operating PandoLogic products on aiWARE as well as opportunities to cross-sell into our commercial enterprise customer base.

 Identifiable Intangible Assets

The identifiable intangible assets acquired consisted of developed technology, customer relationships and tradename with estimated useful lives of 4-7 years. The Company amortizes the fair value of these intangible assets on a straight-line basis over their respective useful lives.

The fair value of the intangible assets has been estimated using a combination of the income and cost approaches. Under the income approach, the after-tax cash flows associated with the asset are discounted to present value. The key assumptions include the Company's estimates of the projected cash flows and discount rates. Under the cost approach, the replacement cost is used to estimate the value of the asset. The key assumptions include the Company's estimates of the direct and indirect costs required to replace the asset. The valuation of the intangible assets acquired from PandoLogic along with their estimated useful lives, is as follows (in thousands):

	Estimated Fair Value	Estimated Useful Lives (in years)
Customer relationships	68,000	7
Developed technology	16,000	4
Trade name	2,000	5
Total intangible assets	$86,000

Taxes

In connection with the acquisition, a deferred tax liability is established for the future consequences attributable to differences between the financial statement carrying amounts of the acquired non-goodwill intangible assets and their respective tax basis. No deferred tax asset or liability is recorded on PandoLogic goodwill, most of which is not deductible for tax purposes. No valuation allowance is recorded on the acquired PandoLogic deferred tax assets that are presented net of deferred tax liability in the preliminary purchase price allocation. The Company’s tax expense for the three and nine-month periods ended September 30, 2021 is primarily attributable to PandoLogic.

Unaudited Pro Forma Results

The unaudited pro forma financial information in the table below summarizes the combined results of operations for Veritone and PandoLogic, as if the companies were combined for the nine-month period ended September 30, 2021.

The unaudited pro forma financial information for all periods presented included the business combination accounting effects resulting from this acquisition, including adjustments to reflect recognition of intangible asset amortization and accretion of contingent consideration. The unaudited pro forma financial information as presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of January 1, 2020.

The unaudited pro forma financial information was as follows (in thousands):

The Company recognized $4,311 in revenue and $1,889 of net income related to PandoLogic since the acquisition date of September 14 through September 30, 2021 in the condensed consolidated statement of operations and comprehensive loss.

	Three Months Ended	Nine Months ended
	September 30,	September 30,
	2021	2021
Net revenue	$35,488	$92,980
Loss before provision for income taxes	$(8,910)	$(52,199)
Net loss	$(9,237)	$(53,445)

	Three Months Ended	Nine Months ended
	September 30,	September 30,
	2020	2020
Net revenue	$26,521	$61,809
Loss before provision for income taxes	$(8,311)	$(36,880)
Net loss	$(7,974)	$(35,273)

NOTE 4. NET LOSS PER SHARE

The following table presents the computation of basic and diluted net loss per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Numerator
Net loss	$(11,444)	$(11,013)	$(54,726)	$(35,490)
Denominator
Weighted-average common shares outstanding	33,342,828	27,606,061	32,767,752	27,180,059
Less: Weighted-average shares subject to repurchase	(10,160)	(12,746)	(14,813)	(17,179)
Denominator for basic and diluted net loss per share attributable to common stockholders	33,332,668	27,593,315	32,752,939	27,162,880
Basic and diluted net loss per share	$(0.34)	$(0.40)	$(1.67)	$(1.31)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Common stock options and restricted stock units	9,533,421	10,022,826	9,917,997	9,954,904
Warrants to purchase common stock	520,112	1,592,840	559,361	1,521,720
Total	10,053,533	11,615,666	10,477,358	11,476,624

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

Cash and Cash Equivalents

The Company’s money market funds are categorized as Level 1 within the fair value hierarchy. As of September 30, 2021, the Company’s cash and cash equivalents balances were as follows:

		Gross		Cash and
		Unrealized	Fair	Cash
	Cost	Losses	Value	Equivalents
Cash	$71,616	$—	$71,616	$71,616
Level 1:
Money market funds	1,029	—	1,029	1,029
Total	$72,645	$—	$72,645	$72,645

As of December 31, 2020, the Company’s cash and cash equivalents balances were as follows:

		Gross		Cash and
		Unrealized	Fair	Cash
	Cost	Losses	Value	Equivalents
Cash	$44,795	$—	$44,795	$44,795
Level 1:
Money market funds	70,022	—	70,022	70,022
Total	$114,817	$—	$114,817	$114,817

Contingent Consideration

All of the Company’s contingent consideration liabilities are categorized as Level 3 within the fair value hierarchy. Contingent consideration was valued at the time of acquisition using the Monte Carlo simulation model. This model incorporates revenue volatility, internal rate of return, and risk free rate. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management with the assistance of a third-party valuation specialist.

As of September 30, 2021, the Company’s contingent consideration liabilities current and non-current balances were as follows:

		Changes in	Indemnified	Fair	Contingent
	Cost	Fair Value	Accretion	Value	Consideration
Level 3:
Contingent consideration, current	$19,199	$106	$2	$19,307	$19,307
Contingent consideration, non-current	8,383	150	—	8,533	8,533
Total	$27,582	$256	$2	$27,840	$27,840

Included in the contingent consideration liabilities as of September 30, 2021 is $1,261 which relates to contingent consideration resulting from an acquisition made by Pandologic prior to execution of the Merger Agreement.  As discussed in Note 8, the Company is indemnified against this contingent consideration and related accretion.

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

NOTE 6. GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

The carrying amount of goodwill was $27,999 as of September 30, 2021 and $6,904 December 31, 2020.

Goodwill
Balance at December 31, 2020	$6,904
Acquisition of PandoLogic	21,095
Balance at September 30, 2021	$27,999

Intangible Assets

The following table sets forth the Company’s finite-lived intangible assets resulting from business acquisitions and other purchases, which continue to be amortized:

		September 30, 2021			December 31, 2020
	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Software and technology	0.7	$3,582	$(3,477)	$105	$3,582	$(3,357)	$225
Licensed technology	0.0	500	(500)	-	500	(375)	125
Developed technology	3.6	25,600	(6,087)	19,513	9,600	(4,480)	5,120
Customer relationships	6.5	77,300	(6,157)	71,143	9,300	(4,340)	4,960
Noncompete agreements	0.9	800	(640)	160	800	(486)	314
Trade names	5.0	2,000	(17)	1,983	-	-	-
Total	5.8	$109,782	$(16,878)	$92,904	$23,782	$(13,038)	$10,744

The following table presents future amortization of the Company’s finite-lived intangible assets at September 30, 2021:

2021 (3 months)	$4,671
2022	18,534
2023	17,091
2024	14,571
2025	13,409
Thereafter	24,628
Total	$92,904

NOTE 7. CONSOLIDATED FINANCIAL STATEMENTS DETAILS

Consolidated Balance Sheets Details

Cash and cash equivalents

As of September 30, 2021 and December 31, 2020, the Company had cash and cash equivalents of $72,645 and $114,817, respectively, including $56,996 and $40,052, respectively, of cash received from Commercial Managed Services clients for future payments to vendors.

Accounts Receivable, Net

Accounts receivable consisted of the following:

	As of
	September 30,	December 31,
	2021	2020
Accounts receivable — Commercial Managed Services	$18,001	$14,916
Accounts receivable — Other	40,762	1,868
	58,763	16,784
Less: allowance for doubtful accounts	(860)	(118)
Accounts receivable, net	$57,903	$16,666

Property, Equipment and Improvements, Net

Property, equipment and improvements, net consisted of the following:

	As of
	September 30,	December 31,
	2021	2020
Property and equipment	$3,730	$2,365
Leasehold improvements	199	2,899
	3,929	5,264
Less: accumulated depreciation	(2,751)	(2,910)
Property, equipment and improvements, net	$1,178	$2,354

During the nine months ended September 30, 2021, in connection with the sublease of its former corporate office space located in Costa Mesa, California, the Company wrote-off approximately $3,559 in property and equipment and leasehold improvements and recorded a net loss on disposal of $1,894. Depreciation expense was $95 and $349 for the three and nine months ended September 30, 2021, respectively. Depreciation expense was $264 and $776 for the three and nine months ended September 30, 2020, respectively.

Accounts Payable

Accounts payable consisted of the following:

	As of
	September 30,	December 31,
	2021	2020
Accounts payable — Commercial Managed Services	$22,738	$14,688
Accounts payable — Other	10,364	944
Total	$33,102	$15,632

Consolidated Statement of Operations and Comprehensive Loss Details

Revenue

Revenue for the periods presented were comprised of the following:
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Commercial Enterprise	$21,697	$14,829	$57,460	$39,115
Government & Regulated Industries	958	889	2,696	1,775
Total revenue	$22,655	$15,718	$60,156	$40,890

In Q3 2021, we realigned our organization to improve focus and growth into two customer groups: (1) Commercial Enterprise, which today consists of customers in the commercial sector, including our media and entertainment customers, advertising customers, content licensing customers and customers through PandoLogic that are not from government or regulated industries, and (2) Government & Regulated Industries (GRI), which today consists of customers in the government and regulated industries sectors, including our state, local and federal government, legal, compliance and energy customers.

Software Products & Services consists of revenue generated from our aiWARE platform and through Pandologic’s software product solutions, any related support and maintenance services, and any related professional services associated with the deployment and or implementation of such solutions.

Managed Services consists of revenues generated from our advertising agency and related services and content licensing.

The table below illustrates the presentation of our revenues based on the above definitions:

	Three Months Ended			Nine Months Ended
	September 30, 2021			September 30, 2021
		Government &			Government &
	Commercial	Regulated		Commercial	Regulated
Revenue Presentation	Enterprises	Industries	Total	Enterprises	Industries	Total
Software Products & Services	$8,069	$958	$9,027	$16,596	$2,696	$19,292

Managed Services
Advertising	9,648	-	9,648	29,943	-	29,943
Licensing	3,980	-	3,980	10,921	-	10,921
Total Managed Services	13,628	-	13,628	40,864	-	40,864

Total Revenue	$21,697	$958	$22,655	$57,460	$2,696	$60,156

(1)

Software Products & Services consists of aiWARE SaaS Solutions of $4,716 and $19,292 for the three and nine months ended September 30, 2021 respectively as well PandoLogic of $4,311 for the three months September 30, 2021.

	Three Months Ended			Nine Months Ended
	September 30, 2020			September 30, 2020
		Government &			Government &
	Commercial	Regulated		Commercial	Regulated
Revenue Presentation	Enterprises	Industries	Total	Enterprises	Industries	Total
Software Products & Services	$2,462	$889	$3,351	$7,686	$1,775	$9,461

Managed Services
Advertising	8,764	-	8,764	21,803	-	21,803
Licensing	3,603	-	3,603	9,626	-	9,626
Total Managed Services	12,367	-	12,367	31,429	-	31,429

Total Revenue	$14,829	$889	$15,718	$39,115	$1,775	$40,890

PandoLogic Revenue Recognition

The Company generates revenue primarily from platform services where it provides access to digital job advertising done programmatically. Revenue is derived from AI-enabled programmatic advertising, which uses software and algorithms to match buyers and sellers of digital job advertising in a technology-driven marketplace. The Company provides the use of its solution to clients to execute digital job advertising campaigns. Campaigns are typically ordered through monthly purchase orders. The Company charges clients a fee based on the number of job searches by potential applicants through its solution during each campaign.  Revenue is recognized as platform advertising services are provided during each campaign. The Company determined that it is not the principal in the purchase and sale of jobs placements in all of its arrangements, and therefore, it reports revenue on a net basis for the solution fees charged to clients. Costs to source the applicants which are measured and invoiced monthly over the period the services are delivered.

Other Expense, Net

Other expense, net for the periods presented was comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Interest (expense) income, net	$(3)	$2	$4	$84
Change in fair value of warrant liability	—	—	—	(200)
Other	(12)	(6)	(41)	8
Other expense, net	$(15)	$(4)	$(37)	$(108)

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

In February 2021, the Company entered into an office sublease (the “Sublease”) with a third party (the “Subtenant”), pursuant to which the Company has subleased its former office space located in Costa Mesa, California, consisting of approximately 37,875 square feet, which the Company leases pursuant to an existing lease agreement expiring in 2024 (the “Lease”). The term of the Sublease commenced in March 2021 and will continue through December 31, 2024, coterminous with the Lease. Pursuant to the Sublease, the Subtenant will pay to the Company monthly base rent, which is subject to annual rent escalations, as well as a portion of the operating expenses and taxes payable by the Company under the Lease. The Company recognized contract termination costs as a liability when it ceased using the rights conveyed under the Lease. During the nine months ended September 30, 2021, the Company recorded approximately $3,367 in charges resulting from the Sublease, consisting of $1,894 loss on disposal of property and equipment and leasehold improvements, $1,211 loss on sublease, and $262 in initial direct costs.

As of September 30, 2021, future minimum lease payments were as follows:

2021 (three months)	$589
2022	2,223
2023	1,768
2024	1,730
Total minimum payments	$6,310

As of September 30, 2021, minimum sublease rental income to be received in the future under noncancelable subleases was approximately $3,686. The total rent expense for all operating leases, excluding the charges related to the Sublease discussed above, was $428 and $4,672 for the three and nine months ended September 30, 2021, and $748 and $2,265 for the three and nine months ended September 30, 2020, respectively.

Sales Taxes

The Company collects and remits sales tax in jurisdictions in which it has a physical presence or it believes nexus exists, which therefore obligates the Company to collect and remit sales tax. During the three and nine months ended September 30, 2021, the Company recorded a liability net of payments remitted to states of $22 and $306, respectively, for potential exposure in several states where there is uncertainty about the point in time at which the Company established a sufficient business connection to create nexus.

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

In conjunction with our acquisition of PandoLogic as outlined in Note 3, there are certain contingencies outlined in the Merger Agreement for which the Company is indemnified including, but not limited to, contingent consideration arising from a previous acquisition, and international as well as state and local tax matters. An indemnification asset has been recognized related to fair value of the contingent consideration acquired in the opening balance sheet of $1,259. As of September 30, 2021, the Company was investigating potential sales tax exposure for PandoLogic, of which potential maximum exposure is estimated to be covered and reserved for under escrow with the sellers of PandoLogic. As a result, the Company has not accrued any contingency estimates for sales tax exposure for PandoLogic as of September 30, 2021.

NOTE 9. STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock Issuances

During the nine months ended September 30, 2021 and 2020, the Company issued an aggregate of 1,084,941 and 297,490 shares of its common stock, respectively the exercise of stock options, issuance of stock awards and vesting of restricted stock units under its stock incentive plans and purchases under its Employee Stock Purchase Plan (the “ESPP”).

During the nine months ended September 30, 2021, the Company issued a total of 1,704,822 shares of its common stock in connection with the acquisition of PandoLogic.

During the nine months ended September 30, 2021, the Company issued a total of 252,218 shares of its common stock upon the exercise of warrants for an aggregate exercise price of $2,279 and issued an aggregate of 84,723 shares of its common stock upon exercises of warrants to purchase an aggregate of 91,833 shares of its common stock, which were effected on a net exercise basis without cash payment of the exercise price. During the nine months ended September 30, 2020, the Company issued a total of 154,311 shares of its common stock upon the exercise of warrants for an aggregate exercise price of $2,100.

During the nine months ended September 30, 2021, the Company issued an aggregate of 15,828 shares of its common stock for services provided to the Company.

During the nine months ended September 30, 2020, the Company issued an aggregate of 105,898 shares of common stock to the former stockholders of Machine Box, representing all of the shares previously held back from issuance by the Company with respect to the initial consideration and the additional contingent consideration.

During the nine months ended September 30, 2020, the Company issued and sold an aggregate of 1,491,317 shares of its common stock pursuant to the Equity Distribution Agreement with JMP Securities (as sales agent) and received net proceeds from such sales of $5,996 after deducting expenses of $281. The Company voluntarily terminated the Equity Distribution Agreement in January 2021.

NOTE 10. STOCK PLANS

Stock-Based Compensation

During the nine months ended September 30, 2021, the Company granted options to purchase an aggregate of 298,455 shares of its common stock that are subject to time-based vesting conditions.

The Company valued these stock options using the Black-Scholes Merton option pricing model. The following assumptions were used to compute the grant date fair values of the stock options granted during the nine months ended September 30, 2021:

Expected term (in years)	5.5 - 6.1
Expected volatility	80% - 83%
Risk-free interest rate	0.6% - 1.0%
Expected dividend yield	—

The assumptions used in calculating the fair values of purchase rights granted under the ESPP during the nine months ended September 30, 2021 are set forth in the table below:

Expected term (in years)	0.5 - 2.0
Expected volatility	67% - 119%
Risk-free interest rate	0.1%
Expected dividend yield	—

The Company’s stock-based compensation expense by type of award and by operating expense grouping are presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Stock-based compensation expense by type of award:
Restricted stock units	$4,264	$2,308	$14,014	$3,203
Stock awards	—	43	19	152
Machine Box contingent common stock issuances	—	(37)	—	(37)
Performance-based stock options	—	1,996	16,314	5,917
Stock options	791	644	2,426	4,099
Employee stock purchase plan	86	157	337	364
Common stock issued for services	131	—	381	-
Total	$5,272	$5,111	$33,491	$13,698

Stock-based compensation expense by operating expense grouping:
Sales and marketing	$226	$278	$1,358	$654
Research and development	431	172	2,016	593
General and administrative	4,615	4,661	30,117	12,451
	$5,272	$5,111	$33,491	$13,698

Equity Award Activity Under Stock Plans

Stock Awards

The Company’s stock award activity for the nine months ended September 30, 2021 was as follows:

		Weighted
		Average Grant
	Shares	Date Fair Value
Unvested at December 31, 2020	-	$-
Granted	581	$32.33
Forfeited	-	-
Vested	(581)	$32.33
Unvested at September 30, 2021	-	-

All stock awards granted during the nine months ended September 30, 2021 were fully vested upon grant. As of September 30, 2021, there was no unrecognized compensation cost related to stock awards granted under the Company’s stock plans.

Restricted Stock Units

The Company’s restricted stock unit activity for the nine months ended September 30, 2021 was as follows:

		Weighted
		Average Grant
	Shares	Date Fair Value
Unvested at December 31, 2020	829,124	$11.53
Granted	448,020	$41.31
Forfeited	(24,439)	$42.92
Vested	(749,374)	$10.77
Unvested at September 30, 2021	503,331	$37.64

As of September 30, 2021, total unrecognized compensation cost related to restricted stock units was $8,033, which is expected to be recognized over a weighted average period of 1.0 year.

Performance-Based Stock Options

The activity during the nine months ended September 30, 2021 related to stock options that are subject to performance-based vesting conditions tied to the achievement of stock price goals by the Company was as follows:

		Weighted-Average
			Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at December 31, 2020	4,234,020	$10.55	—	—
Exercised	(346,137)	$5.78	—	—
Forfeited	(12,552)	$5.92	—	—
Expired	(8,787)	$5.28	—	—
Outstanding at September 30, 2021	3,866,544	$11.01	6.76 years	$49,819
Exercisable at September 30, 2021	3,886,544	$11.01	6.76 years	$49,819

During the first nine months of 2021, the Company achieved all of the stock price milestones applicable to substantially all of the performance-based stock options and, as a result, such performance-based stock options vested and all associated unrecognized compensation was accelerated and recognized in full as a one-time expense of $16,268 during the nine months ended September 30, 2021. The aggregate intrinsic value of the options exercised during the nine months ended September 30, 2021 was $7,665. No options were exercised during the nine months ended September 30, 2020. No performance-based stock options were granted during the nine months ended September 30, 2021 and 2020, and no performance-based stock options vested during the nine months ended September 30, 2020.

Stock Options

The activity during the nine months ended September 30, 2021 related to all other stock options was as follows:

		Weighted-Average
			Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at December 31, 2020	5,400,070	$12.60	—	—
Granted	298,455	$28.69	—	—
Exercised	(488,636)	$9.69	—	—
Forfeited	(169,965)	$15.86	—	—
Expired	(3,579)	$6.45	—	—
Outstanding at September 30, 2021	5,036,345	$13.73	6.33 years	$52,783
Exercisable at September 30, 2021	4,114,851	$13.74	5.82 years	$41,747

The weighted average grant date fair value of stock options granted during the nine months ended September 30, 2021 and 2020 was $19.95 and $2.46 per share, respectively. The aggregate intrinsic value of the stock options exercised during the nine months ended September 30, 2021 and 2020 was $9,521 and $484, respectively. The total grant date fair value of stock options vested during the nine months ended September 30, 2021 and 2020 was $1,797 and $4,659, respectively. At September 30, 2021, total unrecognized compensation expense related to stock options was $7,502 and is expected to be recognized over a weighted average period of 2.97 years.

The aggregate intrinsic values in the tables above represent the difference between the fair market value of the Company’s common stock and the average option exercise price of in-the-money options, multiplied by the number of such stock options.

Employee Stock Purchase Plan

During the nine months ended September 30, 2021, a total of 67,068 shares of common stock were purchased under the Company’s ESPP. As of September 30, 2021, accrued employee contributions for future purchases under the ESPP totaled $157.

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

Overview

Veritone, Inc. (collectively with our subsidiaries, referred to as “Veritone,” “Company,” “we,” “our,” and “us”) is a provider of artificial intelligence (“AI”) solutions, powered by our proprietary AI platform, aiWARE™, to deliver differentiated products and solutions to our Commercial Enterprise and Government &Regulated Industries customers.

For the three and nine months ended September 30, 2021 we reported total revenue of $22.7 million and $60.2 million, respectively, as compared to $15.7 million and $40.9 million, respectively, in the corresponding prior year period. Beginning in the third quarter of 2021 and in conjunction with certain organizational realignment with the acquisition of PandoLogic, we began aggregating our revenue reporting into two customer groups: (i) Commercial Enterprise and (ii) Government &Regulated Industries. Total revenue from Commercial Enterprise, which represents over 95% of our consolidated revenue, was $21.7 million and $57.5 million for the three and nine months ended September 30, 2021.

Significant Transactions

In September 2021, the Company completed the acquisition of PandoLogic Ltd., a company incorporated under the laws of the state of Israel (“PandoLogic”) for total consideration of $116.6 million (the “Merger Consideration”). The Merger Consideration consists of upfront payments of $58.7 million in cash and $31.5 million in common stock (1.7 million shares) and up to $65.0 million payable based on earnouts tied to financial performance of PandoLogic in fiscal 2021 and 2022. At the acquisition date, the earnout was valued at $26.4 million which amount will be paid in a combination of cash and common stock.

In the first nine months of 2021, we received $7.1 million from the exercise of stock options and purchases of shares under our ESPP and $2.3 million in proceeds received from the exercise of warrants to purchase common stock.

Opportunities, Challenges and Risks

In the first nine months of 2021 and 2020, we derived our revenue primarily through Commercial Enterprise and secondarily through  Government & Regulated Industries. Beginning in the second half of 2020 and continuing into 2021, we began to experience significant growth in revenue across Commercial Enterprise, which increased 46% and 47%, respectively, during the three and nine months ended September 30, 2021, compared with the same periods in 2020. The year-over-year growth in Commercial Enterprise revenue was driven largely by the addition of PandoLogic in September 2021 as well as expanded services to existing and new customers in the media and entertainment markets. As we are at the early stages of new product introductions in these markets, we expect that our Commercial Enterprise revenue will continue to increase in the near and long term, both in absolute dollars and as a percentage of our total revenue.

We are a leader in AI-based Software Products & Services, and Managed Services. In addition to the growth in our aiWARE products, we have also demonstrated our ability to grow our Managed Services’ advertising service, with our revenue from these services increasing 10% and 30%, respectively, during the three and nine months ended September 30, 2021, compared with the corresponding prior year periods. Historically, we have derived a large portion of our aiWARE Product and Services revenue from applications we internally developed from our aiWARE platform and actively sold across certain media and entertainment, government and energy customers. Beginning in the second half of 2021, we realigned our organization to also focus on enterprise sales and opportunities across existing and newer markets. While management believes this is a substantial opportunity to increase revenue longer term, there is no certainty that any future investments, which could be significant and include future potential acquisitions, will result in significant enterprise revenue realization or revenue growth when compared with historical revenue. We also continue to see significant opportunities for growth in cross-selling PandoLogic and aiWARE to existing and newly acquired customers, and within, where our AI solutions could add tremendous value in content creation and distribution, including in news, television, and film.

We believe there will be significant near and long term opportunities for revenue growth from Government& Regulated Industries services, including in the energy sector, due to customer adoption of our products and services related to AI technologies and more recently with our official ATO (authorization to operate) of our aiWARE platform across the entire U.S. Department of Justice. However, many sales opportunities with these customers can involve long sales cycles, during which we must invest significant time and resources without a guarantee of success. We may seek to acquire businesses with deep relationships and greater scale within the U.S. government and within regulated industries such as energy to further accelerate our pursuit of the growth opportunities we see in this market.

During the second half of 2020, we launched our Veritone Energy solutions as part of Government & Regulated Industries to help utilities increase profitability and improve grid reliability as they make the transition to renewables. We believe that our patented technology is uniquely suited to solving some of the most difficult challenges facing utilities today, and we see tremendous near and long term opportunity to grow our revenue within this market, as discussed under “Business - Overview” in our Annual Report on Form 10-K for the year ended December 31, 2020. Our aiWARE technology is in the early stages of deployment in the energy market, and we expect to continue making significant investments in product, sales and engineering over the next 12 to 24 months to further develop our current and future technologies to address the opportunities in this market.

At the end of the third quarter of 2021, we reported 433 aiWARE Software Product and Services customers. To continue to grow our aiWARE product and services customer base, and drive increased sales within our existing customer base, we will need to continue to increase our sales and marketing spending throughout the remainder of 2021 and into 2022 as compared with prior periods.

We believe our software products and services will extend the capabilities of many third-party software platforms and products that are widely used today. For example, we recently announced the acquisition of PandoLogic, a technology that utilizes machine-learning and AI to accelerate the hiring process for large enterprises. We believe when integrated with our aiWARE, PandoLogic users will be given greater visibility and transparency in their hiring processes. In addition, we have historically integrated aiWARE across many platform, including Alteryx and the NVIDIA® CUDA® GPU-based platform, enabling dramatic increases in aiWARE’s processing speed and opening up a wide range of new use cases for our technology. We are in the process of developing and marketing more specific use cases for these and future integrations, which we believe will open up new markets for our products and accelerate our near and long term revenue growth. We plan to hire additional engineers and business development resources in the near term to further accelerate our pursuit of these potential opportunities, as well as other third-party technology integrations.

For the three and nine months ended September 30, 2021, our gross margin (calculated as described in “Non-GAAP Financial Measures” below) improved to 74%, compared with 71% and 72% for the three and first nine months ended September 30, 2020, respectively, driven by growth of new customers across our Software Products and Services, which generated incremental gross margins in excess of 80% during the three months ended September 30, 2021. Our gross margin is impacted significantly by the mix of our Software Products and Services and our Managed Services revenue, which typically has a lower overall gross margin, in a given period. With the addition of PandoLogic in September 2021, we expect our consolidated gross margin and related gross profit to improve even further beginning in the fourth quarter of 2021. Our gross profit (see “Non-GAAP Financial Measures” below) is also dependent upon our ability to grow our revenue by expanding our customer base and increasing business with existing customers, and to manage our costs by negotiating favorable economic terms with cloud computing providers such as AWS and Microsoft Azure. While we are focused on continuing to improve our gross profit, our ability to attract new and retain existing customers to grow our revenue will be highly dependent on our ability to implement and continually improve upon our technology and services and improve our technology infrastructure and operations as we experience increased network capacity constraints due to our growth.

We believe our operating results and performance are, and will continue to be, driven by various factors that affect our industry. Our ability to attract, grow and retain customers for our aiWARE platform is highly sensitive to rapidly changing technology and is dependent on our ability to maintain the attractiveness of our platform, content and services to our customers. Moreover, historically we have reported operating losses; however, we expect to report substantial improvements in our consolidated operating results as early as the fourth quarter of 2021, following the acquisition of PandoLogic in September 2021. The future revenue and operating growth across our platform will rely heavily on our ability to grow and retain our aiWARE Software Products and Services customer base, continue to develop and deploy quality and innovative AI-driven applications, provide unique and attractive content and advertising services to our customers, continue to grow in newer markets such as government and regulated entities, expand our aiWARE platform into larger and more expansive enterprise engagements and manage our corporate overhead costs. While we believe we will be successful in these endeavors, we cannot guarantee that we will succeed in generating substantial long term operating growth and profitability.

Since 2017, we have made acquisitions that extended our business and technology reach in several areas, as discussed in more detail in in our Annual Report on Form 10-K for the year ended December 31, 2020. We believe there are strategic acquisition targets that can accelerate our entry into key strategic markets, such as the acquisition of PandoLogic that accelerates our entry into the intelligent hiring of workers, as well as our ability to grow our business. As a result, we will continue to prioritize corporate development efforts for the remainder of 2021 and beyond. Our acquisition strategy is threefold: (i) to increase the scale of our business in markets we are in today, (ii) to accelerate growth in new markets and product categories, including expanding our existing engineering and sales resources, and (iii) to accelerate the adoption of aiWARE as the universal AI operating system through venture or market-driven opportunities. If we are successful in identifying and entering into agreements to acquire target companies, we may need to raise additional capital to finance such acquisitions and to continue executing on our growth strategy.

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

Impact of the Coronavirus (“COVID-19”) Pandemic

The COVID-19 outbreak emerged in late 2019 and was declared a global pandemic by the World Health Organization in March 2020. The COVID-19 pandemic, and the actions being taken by governments worldwide to mitigate the public health consequences of the pandemic, significantly impacted the global economy. Beginning in March 2020, we began to experience fluctuations in demand for certain services, particularly our Commercial Enterprise Managed Services, a significant amount of revenue from which is typically driven by major live sporting events that were cancelled or postponed in the United States due to COVID-19. While many major sporting events have resumed, future cancellations of live sporting events could have a material adverse impact on our revenue generated from our Commercial Enterprise Managed Services in future quarters.

The pandemic has affected and may continue to affect some of our customers, which may further reduce the demand and/or delay purchase decisions for our products and services, and may additionally impact the creditworthiness of customers. We have assessed the potential credit deterioration of our customers due to changes in the macroeconomic environment and have determined that no additional allowance for doubtful accounts was necessary due to credit deterioration as of September 30, 2021.

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

Non-GAAP Financial Measure

In evaluating our cash flows and financial performance, we use certain non-GAAP financial measures, including “non-GAAP gross profit,” “non-GAAP gross margin,” “non-GAAP net income (loss),” and “non-GAAP net income (loss) per share.” Gross profit is the Company’s revenue less its cost of revenue. Non-GAAP net income (loss) and non-GAAP net income (loss) per share is the Company’s net income (loss) and net income (loss) per share, adjusted to exclude interest expense, provision for income taxes, depreciation expense, amortization expense, stock-based compensation expense, changes in fair value of warrant liability, changes in fair value of contingent consideration, a reserve for state sales taxes, charges related to a facility sublease, gain on sale of asset, warrant expense, acquisition and due diligence costs, and severance and executive search costs. The results for non-GAAP net income (loss), are presented below for the three and nine months ended September 30, 2021 and 2020. The items excluded from these non-GAAP financial measures, as well as a breakdown of GAAP net loss, non-GAAP net income (loss) and these excluded items between our Core Operations and Corporate, are detailed in the reconciliation below.

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

In addition, we have provided additional supplemental non-GAAP measures gross profit, of operating expenses, loss from operations, other (expense) income, net, and loss before income taxes, excluding the items excluded from non-GAAP net loss as noted above, and reconciling such non-GAAP measures to the most directly comparable GAAP measures.

We present these non-GAAP financial measures because management believes such information to be important supplemental measures of performance that are commonly used by securities analysts, investors and other interested parties in the evaluation of companies in its industry, Management also uses this information internally for forecasting and budgeting.

These non-GAAP financial measures are not calculated and presented in accordance with GAAP and should not be considered as an alternative to net income (loss), operating income (loss) or any other financial measures so calculated and presented, nor as an alternative to cash flow from operating activities as a measure of liquidity. Other companies (including our competitors) may define these non-GAAP financial measures differently. These non-GAAP measures may not be indicative of our historical operating results or predictive of potential future results. Investors should not consider this supplemental non-GAAP financial information in isolation or as a substitute for analysis of our results as reported in accordance with GAAP.

(in thousands)
	Three Months Ended September 30,
	2021			2020
	Core Operations(1)	Corporate(2)	Total	Core Operations(1)	Corporate(2)	Total
Net loss	$(427)	$(11,017)	$(11,444)	$(1,670)	$(9,343)	$(11,013)
Provision for income taxes	390	6	396	—	36	36
Depreciation and amortization	1,698	81	1,779	1,480	130	1,610
Stock-based compensation expense	878	4,393	5,271	627	4,484	5,111
Change in fair value of Contingent consideration	—	256	256	—	—	—
State sales tax reserve	—	22	22	—	—	—
Acquisition and due diligence costs	—	1,426	1,426	—	—	—
Non-GAAP Net Income (Loss)	$2,539	$(4,833)	$(2,294)	$437	$(4,693)	$(4,256)

(in thousands)
	Nine Months Ended September 30,
	2021			2020
	Core Operations(1)	Corporate(2)	Total	Core Operations(1)	Corporate(2)	Total
Net loss	$(3,933)	$(50,793)	$(54,726)	$(7,825)	$(27,665)	$(35,490)
Provision for income taxes	390	82	472	—	41	41
Depreciation and amortization	3,865	324	4,189	4,189	627	4,816
Stock-based compensation expense	4,589	28,902	33,491	1,716	11,982	13,698
Change in fair value of warrant liability	—	—	—	—	200	200
Change in fair value of Contingent consideration	—	256	256	—	102	102
State sales tax reserve	—	306	306	—	—	—
Gain on sale of asset	—	—	—	—	(56)	(56)
Interest expense	—	—	—	—	9	9
Acquisition and due diligence costs	—	2,161	2,161	—	—	—
Charges related to sublease	—	3,367	3,367	—	—	—
Severance and executive search	—	349	349	—	—	—
Non-GAAP Net Income (Loss)	$4,911	$(15,046)	$(10,135)	$(1,920)	$(14,760)	$(16,680)

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

The following tables set forth the calculation of our gross profit and gross margin, followed by a reconciliation of non-GAAP to GAAP financial information presented in our condensed consolidated financial statements for three and nine months ended September 30, 2021 and 2020.

	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30,		September 30,
	2021	2020	2021	2020
Revenue	$22,655	$15,718	$60,156	$40,890
Cost of revenue	5,808	4,553	15,862	11,566
Non-GAAP gross profit	16,847	11,165	44,294	29,324
Non-GAAP gross margin	74.4%	71.0%	73.6%	71.7%

(in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue	$22,655	$15,718	$60,156	$40,890
Cost of revenue	5,808	4,553	15,862	11,566
Non-GAAP gross profit	16,847	11,165	44,294	29,324

GAAP sales and marketing expenses	5,906	5,255	17,586	15,116
Stock-based compensation expense	(226)	(278)	(1,358)	(654)
Severance and executive search	—	—	(236)	—
Non-GAAP sales and marketing expenses	5,680	4,977	15,992	14,462

GAAP research and development expenses	5,254	3,587	14,860	10,673
Stock-based compensation expense	(431)	(172)	(2,016)	(593)
Severance and executive search	—	—	(14)	—
Non-GAAP research and development expenses	4,823	3,415	12,830	10,080

GAAP general and administrative expenses	15,037	11,950	62,225	34,836
Depreciation	(95)	(264)	(349)	(776)
Stock-based compensation expense	(4,615)	(4,661)	(30,117)	(12,451)
Warrant expense	—	—	—	(102)
Change in fair value of contingent consideration	(256)	—	(256)	—
Charges related to sublease	—	—	(3,367)	—
State sales tax reserve	(22)	—	(306)	—
Acquisition and due diligence costs	(1,426)	—	(2,161)	—
Severance and executive search	—	—	(99)	—
Non-GAAP general and administrative expenses	8,623	7,025	25,570	21,507

GAAP amortization	(1,683)	(1,346)	(3,840)	(4,040)

GAAP loss from operations	(11,033)	(10,973)	(54,217)	(35,341)
Total non-GAAP adjustments (1)	8,754	6,721	44,119	18,616
Non-GAAP loss from operations	(2,279)	(4,252)	(10,098)	(16,725)

GAAP other expense, net	(15)	(4)	(37)	(108)
Change in fair value of warrant liability	—	—	—	200
Interest expense	—	—	—	9
Gain on sale of asset	—	—	—	(56)
Non-GAAP other (expense) income, net	(15)	(4)	(37)	45

GAAP loss before income taxes	(11,048)	(10,977)	(54,254)	(35,449)
Total non-GAAP adjustments (1)	8,754	6,721	44,119	18,769
Non-GAAP loss before income taxes	(2,294)	(4,256)	(10,135)	(16,680)

Income tax provision	396	36	472	41

GAAP net loss	(11,444)	(11,013)	(54,726)	(35,490)
Total non-GAAP adjustments (1)	9,150	6,757	44,591	18,810
Non-GAAP net loss	$(2,294)	$(4,256)	$(10,135)	$(16,680)

Shares used in computing non-GAAP basic and diluted net loss per share	33,333	27,593	32,753	27,163
Non-GAAP basic and diluted net loss per share	$(0.07)	$(0.15)	$(0.31)	$(0.61)

(1) Adjustments are comprised of the adjustments to GAAP revenue, cost of revenue, sales and marketing expenses, research and development expenses and general and administrative expenses and other (expense) income, net (where applicable) listed above.

Supplemental Financial Information

We are providing the following unaudited supplemental financial information regarding our Managed Services and Software Products & Services as a lookback of the trailing twelve months and the comparative quarter for the prior year to explain our recent historical and year-over-year performance. The Software Products & Services supplemental financial information is presented on a pro forma basis, as further described below.

The supplemental financial information for our Managed Services include: (i) average gross billings per active agency client, and (ii) revenue. The supplemental financial information for our Software Products & Services include: (i) Software Revenue – Pro Forma, (ii) Ending Customers, (iii) Average Annual Revenue (AAR), (iv) Total New Bookings, and (iv) Gross Revenue Retention, in each case as defined in the footnotes to the table below.

Managed Services Supplemental Financial Information

The following table sets forth the results for each of the KPIs for our Commercial Managed Services.

	Quarter Ended
	Sept 30,	Dec 31,	Mar 31,	Jun 30,	Sept 30,
	2020	2020	2021	2021	2021
Avg billings per active managed services client (in 000's)(1)	$522	$545	$582	$622	$615
Revenue during quarter (in 000's)(2)	$8,764	$9,747	$10,327	$9,968	$9,648

(1)Avg billings per active Managed Services client for each quarter reflects the average quarterly billings per active Managed Services client over the twelve-month period through the end of such quarter for Managed Services clients that are active during such quarter.

(2) Managed Services revenue and metrics exclude content licensing & media services.

We have experienced and may continue to experience volatility in revenue from our Managed Services due to a number of factors, including: (i) the timing of new large client wins; (ii) loss of clients who choose to replace our services with new providers or by bringing their advertising placement in-house; (iii) clients who experience reductions in their advertising budgets due to issues with their own businesses; and (iv) the seasonality of the campaigns for certain large clients. We have historically generated a significant portion of our revenue from a few major clients. As we continue to grow and diversify our client base, we expect that our dependency on a limited number of large clients will be minimized.

Software Products & Services Supplemental Financial Information

The following table sets forth the results for each of our Software Products & Services supplemental financial information.

Quarter Ended

	Sept 30,	Dec 31,	Mar 31,	Jun 30,	Sept 30,
	2020	2020	2021	2021	2021
Software Revenue - Pro Forma (in 000's) (3)	$14,154	$30,869	$10,183	$20,072	$21,860
Ending Customers(4)	322	360	385	419	433
Average Annual Revenue(AAR) ($000)(5)	$110	$206	$199	$203	$208
Total New Bookings ($000) (6)	$2,083	$1,437	$2,442	$4,896	$3,356
Gross Revenue Retention (7)	>85%	>90%	>90%	>90%	>90%

3) “Software Revenue - Pro Forma” includes historical Software Products & Services revenue from the past five (5) fiscal quarters of each of Veritone, Inc. and PandoLogic Ltd. (unaudited) and presents such revenue on a combined pro forma basis treating PandoLogic Ltd. as owned by Veritone, Inc. since January 1, 2020.

(4) “Ending Customers” includes Software Products & Services customers as of the end of each respective quarter set forth above with trailing twelve-month revenues in excess of $2,400 for both Veritone, Inc. and PandoLogic Ltd.

(5) “Average Annual Revenue (AAR)” is calculated as the aggregate of trailing twelve-month Software Products & Services revenue divided by the average number of customers over the same period for both Veritone, Inc. and PandoLogic Ltd.

(6) “Total New Bookings” represents the total fees payable during the full contract term for new contracts received in the quarter (including fees payable during any cancellable portion and an estimate of license fees that may fluctuate over the term), excluding any variable fees under the contract (e.g., fees for cognitive processing, storage, professional services and other variable services). This also excludes PandoLogic new bookings for Q3 and Q4 2020 as those periods were deemed immaterial and data was not readily available.

(7) “Gross Revenue Retention”: We calculate our dollar-based gross retention rate as of the period end by starting with the revenue from Ending Customers for Software Products & Services as of the 3 months in the prior year quarter to such period, or Prior Year Quarter Revenue. We then deduct from the Prior Year Quarter Revenue any revenue from Ending Customers who are no longer customers as of the current period end, or Current Period Ending Customer Revenue. We then divide the total Current Period Ending Customer Revenue by the total Prior Year Quarter Revenue to arrive at our dollar-based gross retention rate, which is the percentage of revenue from all Ending Customers from our Software Products & Services as of the year prior that is not lost to customer churn.

As we grow our business for our aiWARE SaaS products, we expect that our supplemental financial information will be impacted in different ways based on our customer profiles and the nature of target markets. For example, the PandoLogic business has revenue concentration in a single customer which has a material impact on the average contract value and gross retention. As a result, we have shown the supplemental financial information on a proforma basis for comparability.

Results of Operations

The following tables set forth our results of operations for the three and nine months ended September 30, 2021 and 2020, in dollars and as a percentage of our revenue for those periods. Throughout this discussion regarding our results of operations, certain amounts for the 2020 periods have been reclassified to conform to the presentation for the 2021 periods. In particular, amortization expense, which was previously presented within cost of revenue, sales and marketing, research and development, and general and administrative operating expenses, has been reclassified and is presented as a single separate line item in operating expenses. In addition, gross profit, which was previously reflected in the statement of operations and comprehensive loss, is no longer presented, and cost of revenue, which was previously presented within gross profit, is presented as an operating expense. We believe that this presentation more accurately reflects our cost of revenue and operating expenses. These reclassifications had no effect on our reported net loss. The period-to-period comparisons of our historical results are not necessarily indicative of the results that may be expected in the future.

	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30,		September 30,
	2021	2020	2021	2020
Revenue	$22,655	$15,718	$60,156	$40,890
Operating expenses:
Cost of revenue	5,808	4,553	15,862	11,566
Sales and marketing	5,906	5,255	17,586	15,116
Research and development	5,254	3,587	14,860	10,673
General and administrative	15,037	11,950	62,225	34,836
Amortization	1,683	1,346	3,840	4,040
Total operating expenses	33,688	26,691	114,373	76,231
Loss from operations	(11,033)	(10,973)	(54,217)	(35,341)
Other expense, net	(15)	(4)	(37)	(108)
Loss before provision for income taxes	(11,048)	(10,977)	(54,254)	(35,449)
Provision for income taxes	396	36	472	41
Net loss	$(11,444)	$(11,013)	$(54,726)	$(35,490)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenue	25.6	29.0	26.4	28.3
Sales and marketing	26.1	33.4	29.2	37.0
Research and development	23.2	22.8	24.7	26.1
General and administrative	66.4	76.0	103.4	85.2
Amortization	7.4	8.6	6.4	9.9
Total operating expenses	148.7	169.8	190.1	186.5
Loss from operations	(48.7)	(69.8)	(90.1)	(86.5)
Other expense, net	(0.1)	-	(0.1)	(0.3)
Loss before provision for income taxes	(48.8)	(69.8)	(90.2)	(86.8)
Provision for income taxes	1.7	0.2	0.8	-
Net loss	(50.5)	(70.0)	(91.0)	(86.8)

Three and Nine Months Ended September 30, 2021 Compared with Three and Nine Months Ended September 30, 2020

Revenue

	Three Months Ended			Nine Months Ended
	September 30, 2021			September 30, 2021
	Commercial	Government &		Commercial	Government &
	Enterprises	Regulated	Total	Enterprises	Regulated	Total
Software Products & Services (1)	$8,069	$958	$9,027	$16,596	$2,696	$19,292
Managed Services	13,628	-	13,628	40,864	-	40,864
Revenue	$21,697	$958	$22,655	$57,460	$2,696	$60,156

(1)Software Products & Services consists of aiWARE SaaS Solutions of $4.7M and $19.3M for the three and nine months ended September 30, 2021 respectively as well PandoLogic of $4.3 million for the three months September 30, 2021

	Three Months Ended			Nine Months Ended
	September 30, 2020			September 30, 2020
	Commercial	Government &		Commercial	Government &
	Enterprises	Regulated	Total	Enterprises	Regulated	Total
Software Products & Services	$2,462	$889	$3,351	$7,686	$1,775	$9,461
Managed Services	12,367	-	12,367	31,429	-	31,429
Revenue	$14,829	$889	$15,718	$39,115	$1,775	$40,890

Commercial Enterprise

Commercial Enterprise Software Products and Services revenue increased in the three and nine months ended September 30, 2021 compared with the corresponding prior year periods due primarily to expanded services to existing customers in media and entertainment, in addition to the PandoLogic business in Q3 2021. Commercial Managed Services increased in the three months and nine months ended September 30, 2021 compared with the corresponding prior year periods was due to a combination of the addition of new advertising clients and increased business with existing advertising clients. Revenues from our content licensing Managed Services, which typically has significant revenue driven by major sporting events, were negatively impacted in the first quarter of 2020 due to the cancellation or postponement of substantially all major sporting events in March 2020 as a result of the COVID-19 pandemic. Many of these sporting events resumed in the first quarter of 2021.

Government & Regulated Industries (“GRI”)

GRI software Product &Services revenue remained relatively flat in dollars year over year during the three and nine months ended September 30, 2021 as compared to the same periods in 2020. GRI Software Products and Services revenue from customers in certain markets, particularly with government, legal and energy customers, is often project-based and is impacted by the timing of projects. As such, and beyond 2021, we expect that our revenue from these markets may fluctuate significantly from period to period.

Gross Profit

As noted above, our non-GAAP gross profit is calculated as our revenue less our cost of revenue, as follows:

	Three Months Ended				Nine Months Ended
(dollars in thousands)	September 30,				September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Revenue	$22,655	$15,718	$6,937	44.1%	$60,156	$40,890	$19,266	47.1%
Cost of revenue	5,808	4,553	1,255	27.6%	15,862	11,566	4,296	37.1%
Non-GAAP gross profit	16,847	11,165	5,682	50.9%	44,294	29,324	14,970	51.1%
Non-GAAP gross margin	74.4%	71.0%			73.6%	71.7%

The increase in non-GAAP gross profit and non-GAAP gross margin in the three and nine months ended September 30, 2021 compared with the corresponding prior year period was due primarily to growth in revenue from the addition of PandoLogic as well existing customers across our Software Products and Services, which collectively generated incremental gross margins in excess of 80% during the three months ended September 30, 2021.

Operating Expenses

	Three Months Ended				Nine Months Ended
(dollars in thousands)	September 30,				September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Cost of revenue	$5,808	$4,553	$1,255	27.6%	$15,862	$11,566	$4,296	37.1%
Sales and marketing	5,906	5,255	651	12.4%	17,586	15,116	2,470	16.3%
Research and development	5,254	3,587	1,667	46.5%	14,860	10,673	4,187	39.2%
General and administrative	15,037	11,950	3,087	25.8%	62,225	34,836	27,389	78.6%
Amortization	1,683	1,346	337	25.0%	3,840	4,040	(200)	-5.0%
Total operating expenses	$33,688	$26,691	$6,997	26.2%	$114,373	$76,231	$38,142	50.0%

Cost of Revenue. The increase in cost of revenue in the three and nine months ended September 30, 2021 compared with the corresponding prior year periods was due primarily to our higher revenue level, as discussed above.

Sales and Marketing. The increase in sales and marketing expenses in the three months ended September 30, 2021 compared with the corresponding prior year periods was due primarily to the addition of PandoLogic. The increase in sales and marketing expenses in the nine months ended September 30, 2021 compared with the corresponding prior year period includes a $1.1 million increase in personnel-related costs from the addition of new sales and marketing resources and $0.7 million stock-based compensation expense attributable primarily to the accelerated recognition of compensation expense related to the vesting of performance-based stock options as a result of our achievement of the stock price milestones applicable to such options during the nine months ended September 30, 2021 as well as the addition of PandoLogic in Q3 2021. As a percentage of revenue, sales and marketing expenses declined to 26% and 29% in the three and nine months ended September 30, 2021, respectively, from 33% and 37% in the corresponding prior year periods

Research and Development. The increase in research and development expenses in the three and nine months ended September 30, 2021 compared with the corresponding prior year periods was due primarily to an increase of $1.2 million and $2.0 million, respectively, in personnel-related costs from the addition of new engineering resources as well as the addition of PandoLogic costs in Q3 2021. Stock-based compensation increased in the three and nine months ended September 30, 2021 compared with the corresponding prior year periods by $0.3 million and $1.4 million, respectively, attributable primarily to awards for new engineering resources and additional expense related to the vesting of performance-based stock options, as discussed above. As a percentage of revenue, research and development expenses were flat for the three months ended September 30, 2021 and declined to 25% from 26% for the and nine months ended September 30, 2021.

General and Administrative. General and administrative expenses increased in the three months ended September 30, 2021 compared with the corresponding prior year period due to a $1.3 million increase in salaries, bonuses and other personnel-related costs as well as $1.4 million in transaction costs related to the acquisition of PandoLogic. General and administrative expenses increased in the nine months ended September 30, 2021 compared with the corresponding prior year period due primarily to an increase of $17.7 million in non-cash stock-based compensation expense, attributable primarily to additional expense related to the vesting of performance-based stock options, as discussed above, $3.4 million in one-time charges related to the sublease of our former Costa Mesa corporate office space in the first quarter of 2021, and a $3.9 million increase in salaries, bonuses and other personnel-related costs and $2.2 million in transaction costs related to the acquisition of PandoLogic. As a percentage of revenue, general and administrative expenses declined to 66% and 103% in the three and nine months ended September 30, 2021 respectively, from 76% and 85% in the corresponding prior year periods

Amortization Expense. Amortization expense increased in the three months and nine months ended September 30, 2021 compared with the corresponding prior year period due to certain intangible assets that were acquired in 2017 becoming fully amortized during 2020 offset by the addition of PandoLogic in Q3 2021.

Other (Expense) Income, Net

For the three and nine months ended September 30, 2021, other expense, net was comprised primarily of currency exchange losses. For the nine months ended September 30, 2020, other income, net was comprised primarily of warrant expense of $0.2 million.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents, which totaled $72.6 million as of September 30, 2021 and $114.8 million as of December 31, 2020. The decrease in our cash and cash equivalents in the nine months ended September 30, 2021 was due primarily to the cash used to fund the acquisition of PandoLogic Ltd. that we completed in the third quarter of 2021, partially offset by $9.0 million in cash from financing activities from the exercise of stock options and purchases of shares under our ESPP and from the exercise of stock warrants.

Cash Flows

A summary of cash flows from our operating, investing and financing activities is shown in the table below.

	Nine Months Ended
(in thousands)	September 30,
	2021	2020
Cash (used in) provided by operating activities	$(3,528)	$1,282
Cash used in investing activities	(48,050)	(5)
Cash provided by financing activities	9,406	8,973
Net (decrease) increase in cash, cash equivalents and restricted cash	$(42,172)	$10,250

Operating Activities

Our operating activities used cash of $3.5 million in the nine months ended September 30, 2021, due primarily to our net loss of $54.7 million, adjusted by $41.0 million in non-cash expenses, including $33.5 million in stock-based compensation expense, offset in part by the net working capital increase of $10.2 million of cash received from Managed Services advertising clients for future payments to vendors. Our business strategy includes streamlining operational costs while investing in the development of our AI capabilities and enhancement of our Software Products & Services to grow our business and future revenue. We gauge the amount of cash utilized in these efforts using the Non-GAAP net loss measure, as presented under the heading “Non-GAAP Financial Measures” above. Our use of cash as measured by Non-GAAP net loss decreased to $16.6 million for the nine months ended September 30, 2021 from $16.7 million for the nine months ended September 30, 2020, due primarily to the increase in our revenues, partially offset by an increase in non-GAAP expenses.

Our operating activities provided cash of $1.3 million in the nine months ended September 30, 2020, due primarily to the net increase of $19.2 million of cash received from Managed Services clients for future payments to vendors, offset in part by the effect of our net loss of $35.5 million, adjusted by $18.8 million in non-cash expenses, including $13.7 million in stock-based compensation expense.

Investing Activities

Our investing activities for the nine months ended September 30, 2021 used cash of $48.1 million primarily to fund a portion of the consideration for the acquisition completed in the third quarter of 2021.

Our investing activities consisted of minimal amounts used for capital expenditures and proceeds from the sale of equipment in the nine months ended September 30, 2020.

Financing Activities

Our financing activities provided cash of $9.4 million in the nine months ended September 30, 2021. Net cash provided by financing activities consisted of $7.1 million received from the exercise of stock options and purchases of shares under our ESPP and $2.3 million in proceeds received from the exercise of stock warrants.

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

Capital Resources

As of September 30, 2021, we had no outstanding debt obligations.

In September 2021, the Company completed the acquisition PandoLogic for total consideration of $116.6 million, comprised of upfront payments of $58.7 million in cash and $31.5 million in common stock (1.7 million shares) and up to $65.0 million payable based on earnouts tied to financial performance of PandoLogic in fiscal 2021 and 2022. At the acquisition date, the earnout was valued at $26.4 million which amount will be paid in a combination of cash and common stock.

We have generated significant losses since inception; however, we do expect to begin generating profits in for the foreseeable future. With the acquisition of PandoLogic, which is expected to generate over $25.0 million of operating cash flows in its fiscal year 2021, we believe we have an opportunity to significantly improve our operating income/(loss) as early as Q4 2021. We believe that our current cash and cash equivalents balance will be sufficient to fund our operations in the ordinary course of business for at least the next twelve months from the date of this filing. However, our current cash and cash equivalents may not be sufficient to support the development of our business to the point at which we have positive cash flows from operations, including the acquisition of PandoLogic. In addition, we intend to continue to evaluate potential new acquisitions of and/or investments in companies or technologies that complement our business and may make such acquisitions and/or investments in the future. Accordingly, we may need to obtain additional sources of capital in the future. We plan to meet our future needs for additional capital through equity and/or debt financings. We currently have no available lines of credit for future borrowings. We have a shelf registration statement that allows us to sell up to $300 million of our equity or debt securities, at prices and on terms to be determined in the future. Future equity or debt financing may not be available on favorable terms or at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when required, our ability to continue to support our business growth, including through acquisitions, scale our infrastructure, develop product enhancements and respond to business challenges could be significantly impaired. If we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. There is no assurance that our disclosure controls and procedures will operate effectively under all circumstances. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

Other than the above acquisition of PandoLogic, there were no changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•

Our quarterly results, including the levels of our revenue, our operating expenses and other costs, and our operating margins, may fluctuate significantly in the future, and period-to-period comparisons of our results may not be meaningful. Accordingly, the results of any one period should not be relied upon as an indication of our future performance. In addition, our quarterly results may not fully reflect the underlying performance of our business. Factors that may cause fluctuations in our quarterly results include, but are not limited to: variations in the timing of revenues from our Software Products and Services, including newly acquired PandoLogic Ltd., which experiences seasonal fluctuations in revenue consistent with the hiring cycles of its customers, and as a result of factors such as the timing of large projects, the length and complexity of our sales cycles and trends impacting our target vertical markets, and our revenue recognition policies and any changes thereto;

•

variations in the timing of revenues from our content licensing services and our live event services as a result of factors such as timing of major sporting events throughout the year, or the postponement or cancellation of such events, and our revenue recognition policies and any changes thereto;

•	the timing of advertising campaigns with our advertising clients;
•	seasonal factors affecting demand for our products or potential customers’ purchasing decisions, especially with regard to employer customers utilizing our talent acquisition software and services;
•	continued strong demand for talent acquisition software and services in the U.S. and globally;
•	the extent to which new customers are attracted to our talent acquisition software and services to satisfy their hiring needs;
•	our ability to retain our existing customers, to expand our business with our existing customers, and to attract new customers providing significant revenue opportunities;
•	the timing and level of market acceptance of products introduced by us and our competitors;
•	changes in our pricing policies or those of our competitors;
•	the amount and timing of operating expenses and other costs related to the maintenance and expansion of our business, infrastructure and operations;
•	the amount and timing of operating expenses and other costs associated with marketing and sales efforts to acquire new customers and assessing or entering new vertical markets;
•	the amount and timing of operating expenses and other costs related to the development or acquisition of businesses, services, technologies or intellectual property rights;
•	the timing and impact of security breaches, service outages or other performance problems with our technology infrastructure and software solutions;
•	the timing and costs associated with legal or regulatory actions;
•	changes in the competitive dynamics of our industry, including consolidation among competitors, strategic partners or customers;
•	loss of our executive officers or other key employees;
•	industry conditions and trends that are specific to the vertical markets in which we sell or intend to sell our solutions; and
•	general economic and market conditions.

Fluctuations in quarterly results may negatively impact the value of our common stock, regardless of whether they impact or reflect the overall performance of our business. If our quarterly results fall below the expectations of investors or any securities analysts who follow our stock, or below any guidance we may provide, the price of our common stock could decline substantially.

Certain of our operating results and financial metrics are difficult to predict as a result of seasonality.

Our talent acquisition software and services have historically experienced seasonality in terms of when we enter into customer agreements for our products and services. Consistent with the hiring patterns of our customers, a higher percentage of related revenue is earned in the fourth quarter of each year. Within a given quarter, often a significant portion of our agreements are signed towards the end of the quarter. This seasonality is reflected to a lesser extent in our revenue due to the fact that we generally recognize subscription revenue over the term of the customer agreement. We expect this seasonality to continue, which may cause fluctuations in certain of our operating results and financial metrics, and thus difficulties in predictability.

We intend to continue to pursue the acquisition of other companies, businesses or technologies, which could be expensive, divert our management’s attention, fail to achieve the expected benefits and/or expose us to other risks or difficulties.

As part of our growth strategy, we have acquired, and we intend to continue to acquire, businesses, services, technologies or intellectual property rights that we believe could complement, expand or enhance the features and functionality of our aiWARE platform and our technical capabilities, broaden our service offerings or offer growth opportunities. Most recently, in September 2021, we closed our acquisition of PandoLogic Ltd., a leading provider of intelligent hiring solutions that utilizes AI to accelerate the time and improve the efficiency in the process for employers hiring at scale for both mass market and difficult-to-source candidates. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not such acquisitions are consummated. Acquisitions also could result in dilutive issuances of equity securities, the incurrence of debt, contingent liabilities, amortization expenses, impairment of goodwill and/or purchased long-lived assets, and restructuring charges, any of which could adversely affect our operating results and financial condition. In addition, we may face risks or experience difficulties in:

•	effectively managing the combined business following the acquisition;
•	managing the international operations of the acquired business;
•	implementing operations, technologies, controls, procedures, and/or policies at the acquired company;
•	integrating the acquired company’s accounting, human resource, and other administrative systems, and coordination of product, engineering, and sales and marketing functions;
•

transitioning operations, users, and customers onto our existing platforms; harm to our existing relationships with partners, distributors, and customers, including as a result of competing in the markets in which such parties operate;

•	the potential loss of key employees and customers;
•

obtaining any required approvals on a timely basis, if at all, from governmental authorities, or conditions placed upon approval that could, among other things, delay or prevent us from completing a transaction, or otherwise restrict our ability to realize the expected financial or strategic goals of an acquisition or other strategic transaction;

•	cultural challenges associated with integrating employees from the acquired company into our organization, and retention of employees from the businesses we acquire;
•	experience volatility in earnings due to changes in contingent consideration related to acquisition earn-out liability estimates;
•	achieving anticipated cross-selling opportunities and eliminating any redundant operations with respect to the acquired business;
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

We also may not achieve the anticipated benefits from the acquired business and may incur unanticipated costs and liabilities in connection with any such acquisitions. Additionally, if we are unable to complete an acquisition, we could lose market share to competitors who are able to make such an acquisition. Once an acquisition is closed, we may still discover hidden costs, resource demands and potential liabilities that were not evident throughout the due diligence process, particularly when such process is on an accelerated timeline. Although we have begun utilizing representation and warranty insurance and regularly use standard indemnity provisions, if we are unable to successfully assert a claim, if a claim is not covered or if these inherited costs prove greater than expected, our operations as a whole may be adversely affected. In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. If any of these results occurs, our business and financial results could be adversely affected.

Our recent acquisition of PandoLogic contains contingent consideration, the value of which may impact future operating results.

Our recent acquisition of PandoLogic includes contingent earn-out consideration, the fair value of a portion of which is estimated based on a Monte Carlo simulation model. These fair value estimates contain unobservable inputs and estimates that could materially differ from the actual future results. The fair value of the contingent earn-out consideration could increase or decrease, up to the contracted limit, as applicable. Changes in the fair value of contingent earn-outs will be reflected in our results of operations in the period in which they are recognized, the amount of which may be material and cause volatility in our operating results.

We plan to expand our international operations, which exposes us to significant risks.

As part of our growth strategy, we plan to expand our operations internationally. We have an office in the United Kingdom and Israel, and we expect, in the future, to open offices and hire employees in additional locations outside of the United States in order to reach new customers and gain access to additional technical talent. Operating in international markets requires significant resources and management attention and will subject us to additional regulatory, economic and political risks. Because of our limited experience with international operations as well as developing and managing sales in international markets, our international expansion efforts may not be successful. In addition, we will face risks in doing business internationally that could adversely affect our business, including, but not limited to:

•	the difficulty of managing and staffing international operations and the increased operating, travel, infrastructure and legal compliance costs associated with numerous international locations;
•	the need to establish and manage additional instances of our aiWARE platform in other countries;
•	our ability to effectively price our products in competitive international markets;
•	the need to adapt and localize our products for specific countries and to offer customer support in various languages;
•	difficulties in understanding and complying with U.S. laws, regulations and customs relating to U.S. companies operating in foreign jurisdictions;
•	ensuring compliance with export controls, economic sanctions and anti-corruption laws, including the Foreign Corrupt Practices Act and UK Bribery Act;
•	currency exchange rate fluctuations and related effects on our revenues and expenses and customer demand for our services;
•	the cost and potential outcomes of any international claims or litigation;
•	adverse tax consequences and tax rulings;
•	economic and political instability in some countries;
•	difficulties in understanding and complying with local laws, regulations and customs in foreign jurisdictions, particularly in the areas of data privacy and personal privacy, employment and tax; and
•	more limited protection for intellectual property rights in some countries.

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

The effects of the COVID-19 pandemic on our business remain uncertain and difficult to predict, but may include, without limitation, the following, each of which could adversely affect our business, results of operations, financial condition and cash flows:

•

We have experienced, and may continue to experience, reduced demand for certain of our products and services from customers whose businesses have been impacted by the COVID-19 pandemic. For example, beginning in March 2020, we began to experience fluctuations in demand for our aiWARE content licensing and media services due to the cancellation or postponement of major live sporting events in the United States due to COVID-19. While many major sporting events have resumed, future cancellations of live sporting events could have a material adverse impact on our revenue generated from our aiWARE content licensing and media services in future quarters. In addition, we have experienced, and may continue to experience, delays by certain customers in making purchase decisions for our products and services due to the impact of the COVID-19 pandemic on their businesses, including changes in priorities and/or budget allocations, resulting in longer sales cycles and loss of sales. The COVID-19 pandemic has also resulted in record levels of unemployment in the United States which may affect the overall demand for our talent acquisition software and services. Additionally, certain industry sectors that comprise part of our client base and spend heavily on talent recruitment may see prolonged financial difficulty that may result in further delays or reductions in talent acquisition software and services spending. We could experience disruptions in our operations as a result of continued office closures and risks associated with our employees working remotely. In compliance with government mandates, we have temporarily closed our offices and initiated a work from home policy, which may limit the effectiveness and productivity of our employees.

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

Unfavorable conditions in our industry or the global markets, or reductions in consumer spending, could limit our ability to grow our business and negatively affect our operating results.

Our operating results may vary based on the impact of changes in our industry or the global economy on us or our customers. The U.S. and other major international economies have historically undergone cyclical downturns that have resulted in a material weakening of the economy, tightened credit supply, a reduction in business confidence and activity, and other difficulties that may affect one or more of the industries to which we sell our products and services. In addition, developments such as the U.K. exit from the European Union, referred to as “Brexit,” evolving trade policies between the U.S. and other international trade partners, conflicts in the Middle East and elsewhere, and the ongoing COVID-19 pandemic have created many economic and political uncertainties that have impacted worldwide markets. These global economic and political conditions may impact our business in a number of ways. For example, our talent acquisition software and services are sold to businesses that fluctuate based on general economic and business conditions, particularly the overall demand for labor and the economic health of current and prospective employers. In addition, a portion of our talent acquisition software and services revenue is attributable to the number of users of our products at each of our customers, which in turn is influenced by the employment and hiring patterns of our customers and potential customers. To the extent that economic uncertainty or attenuated economic conditions cause our customers and potential customers to freeze or reduce their headcount, demand for our products and services may be negatively affected. These adverse conditions could result in reductions in sales of our applications, longer sales cycles, reductions in subscription duration and value, slower adoption of new technologies and increased price competition. In addition, economic recessions have historically resulted in overall reductions in spending on software and technology solutions as well as pressure from customers and potential customers for extended billing terms. If economic, political, or market conditions deteriorate, or if there is uncertainty around these conditions, our customers and potential customers may elect to decrease their software and technology solutions budgets by deferring or reconsidering product purchases, which would limit our ability to grow our business and negatively affect our operating results. Any of these events would likely have an adverse effect on our business, operating results and financial position.

Risks Related to Target Markets, Competition and Customers

If we are not able to compete effectively, our business and operating results will be harmed.

While the market for AI-based systems for search and analysis of audio, video and other unstructured data is still in the early stages of development, we face competition from various sources, including large, well-capitalized technology companies such as Google, Microsoft, Amazon and IBM. In the case of PandoLogic, the market for talent acquisition software and services is highly competitive, rapidly evolving and fragmented, and we face competition from programmatic job advertising software companies, traditional human capital management (HCM) companies, companies primarily focused on offering applicant tracking systems, and providers of point solutions for specific use cases such as for recruitment marketing, and these companies include, without limitation, Oracle and SAP. Our large competitors may have better brand name recognition, greater financial and engineering resources and larger sales and marketing teams than we have. As a result, these competitors may be able to develop and introduce, or acquire companies that may be able to develop and introduce, competing solutions and technologies that may have greater capabilities than ours or that are able to achieve greater customer acceptance, and they may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. Some customers may also be hesitant to use a new platform and prefer to upgrade products offered by their incumbent platforms for reasons including price, quality, sophistication, familiarity and global presence. In addition, we may also compete with smaller competitors, including developers of AI models, who may develop their own solutions that perform similar services as our platform for specific use cases, as well as with systems integrators that aggregate and integrate cognitive solutions from multiple providers for their clients. The competitive factors in our market include product features, reliability, performance and effectiveness; integration with a wide variety of third-party applications and systems; modern and intuitive technology and user experience; ability to innovate and rapidly respond to customer needs; breadth and depth of application functionality; adherence to industry standards and certifications; strength of sales and marketing efforts; quality of customer support; brand awareness and reputation; size and composition of customer base and level of user adoption; and price and cost of ownership. We expect that competition will increase and intensify as we continue to expand our serviceable markets and the capabilities of our aiWARE platform and services. Increased competition may result in pricing pressures and require us to incur additional sales and marketing expenses, which could negatively impact our sales, profitability and market share.

PandoLogic generates substantial revenue from a significant customer and the loss of such customer may harm our business, results of operations and financial results.

On September 14, 2021, we closed our acquisition of PandoLogic, our talent acquisition software and services business. PandoLogic generates substantial revenue from a significant customer. In the event this customer decides to terminate or not to renew its contract with us, renews on less favorable terms, suffers downturns in its business leading to a reduction in its budget for our talent acquisition software and services, or decides to develop a competing solution or otherwise take its recruitment and hiring needs in-house, and we are unable to gain additional customers or increase our revenue from existing customers to offset the reduction of these revenues, we could experience a material adverse effect on our business, financial condition and reported revenue and results of operation.

Technological advances may significantly disrupt the labor market and weaken demand for human capital at a rapid rate.

The success of our talent acquisition software and services business is dependent on our employer customers’ demands for talent. As technology continues to evolve, more tasks currently performed by people may be replaced by automation, robotics, machine learning, artificial intelligence and other technological advances outside of our control. This trend poses a risk to the talent acquisition industry as a whole, particularly in lower-skill job categories that may be more susceptible to such replacement.

Significant segments of the market for talent acquisition software and services may have hiring needs and service preferences that are subject to greater volatility than the overall economy.

The target customer segment for our talent acquisition software and services business spans a wide range of company characteristics, including company size, geography, and industry, among other factors. Hiring activity may vary significantly among businesses with different characteristics and accordingly, any concentration we may have among businesses with certain characteristics may subject us to high volatility in our financial results. Smaller businesses, for example, typically have less persistent hiring needs and may experience greater volatility in their need for talent acquisition software and services and preferences among providers of such services. Along with a relatively shorter sales cycle, smaller businesses may be more likely to change platforms based on short-term differences in perceived price, value, service level, or other factors. Difficulty in acquiring and/or retaining these employers may adversely affect our operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description of Exhibit

10.1	Registration Rights Agreement, dated September 14, 2021, by and between the Company and the shareholders named therein.

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1*	Certifications pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, has been formatted in Inline XBRL.

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

Veritone, Inc.

November 15, 2021	By:	/s/ Chad Steelberg
Chad Steelberg
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

November 15, 2021	By:	/s/ Michael L. Zemetra
Michael L. Zemetra
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)