Form 10-K
period 2021-12-31
Veritone, Inc.
filed 2022-03-17
CIK 1615165

P

to

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-38093

Veritone, Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-1161641
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2420 17th St., Office 3002, Denver, Colorado	80202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (888) 507-1737

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, Par Value $0.001 per share	VERI	The NASDAQ Stock Market LLC

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

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $337.9 million, calculated based upon the closing price of the registrant’s common stock as reported by the NASDAQ Global Market on such date.

As of February 28, 2022, 35,060,210 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information that is required to be included in Part III of this Annual Report on Form 10-K is incorporated by reference to the definitive proxy statement to be filed by the registrant within 120 days of December 31, 2021. Only those portions of the definitive proxy statement that are specifically incorporated by reference herein shall constitute a part of this Annual Report on Form 10-K.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we intend that such forward-looking statements be subject to the safe harbors created thereby. For this purpose, any statements made in this Annual Report on Form 10-K that are not historical or current facts may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “anticipates,” “believes,” “seeks,” “estimates,” “expects,” “intends,” “continue,” “can,” “may,” “plans,” “potential,” “projects,” “should,” “could,” “will,” “would” or similar expressions and the negatives of those expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Such forward-looking statements include, but are not limited to, any statements that refer to projections of our future financial condition and results of operations, capital needs and financing plans, competitive position, industry environment, potential growth and market opportunities, acquisition plans and strategies, compensation plans, governance structure and policies and/or the price of our common stock.

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

Risks Related to Our Business and Our Financial Condition

•	Our efforts to expand our aiWARE SaaS business may not be successful.
•

The market for AI-based software applications is new and unproven and may decline or experience limited growth, and concerns over the use of AI may hinder the adoption of AI technologies, which would adversely affect our ability to fully realize the potential of our platform.

•	We may require additional capital to support our business growth, and this capital might not be available on acceptable terms, if at all.
•	Our quarterly results may fluctuate significantly and period-to-period comparisons of our results may not be meaningful.
•	Certain of our operating results and financial metrics are difficult to predict as a result of seasonality.
•	We have had a history of losses and we may be unable to sustain profitability.
•	Failure to manage our growth effectively could increase our expenses, decrease our revenue and prevent us from implementing our business strategy.
•

We intend to continue to pursue the acquisition of other companies, businesses or technologies, which could be expensive, divert our management’s attention, fail to achieve the expected benefits and/or expose us to other risks or difficulties.

•	Our recent acquisition of PandoLogic contains contingent consideration, the value of which may impact future operating results.
•	We plan to expand our international operations, which exposes us to significant risks.
•	Our business has been affected by the coronavirus (“COVID-19”) pandemic, and the continuing impacts of COVID-19 in the future are highly unpredictable.
•	Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our operations to pay our substantial debt obligations.
•	Unfavorable conditions in our industry or the global markets, or reductions in consumer spending, could limit our ability to grow our business and negatively affect our operating results.

Risks Related to the Development and Operation of Our aiWARE Platform

•	We may not be able to enhance our products or introduce new products that achieve market acceptance and keep pace with technological developments.
•

Our competitors, partners or others may acquire third party technologies used in our platform, which could result in them blocking us from using the technology in our platform, or these third-party technology providers may otherwise terminate their relationships with us.

•	We rely on third parties to develop AI models for our platform and in some cases to integrate them with our platform.
•	We may not be able to develop a strong brand for our platform or increase market awareness of our company and our platform.
•	We may experience interruptions or performance problems associated with our technology and infrastructure, or that of our third party service providers.
•	The security of our platform, networks or computer systems may be breached, resulting in unauthorized access to our customer data.

Risks Related to Target Markets, Competition and Customers

•	The success of our business depends on our ability to expand into new vertical markets and attract new customers in a cost-effective manner.
•	Recent and proposed laws regarding the use of facial recognition technology could adversely impact the demand for certain of our products.
•	We may not be able to compete effectively in providing our Software Products & Services.
•	Our subsidiary, PandoLogic, Ltd., generates substantial revenue from a single customer and the loss of such customer may harm our business, results of operations and financial results.
•	Technological advances may significantly disrupt the labor market and weaken demand for human capital at a rapid rate.
•	Significant segments of the market for talent acquisition software and services may have hiring needs and service preferences that are subject to greater volatility than the overall economy.
•	We currently generate significant revenue from a limited number of key customers, and we may lose one or more of these key customers.
•	Our sales efforts related to our Software Products & Services involve considerable time and expense, and our sales cycle is often long and unpredictable.
•	We may not be able to remain competitive in providing our advertising services, and we may lose key advertising customers.
•	Acquiring and retaining advertising customers depends on our ability to avoid and manage conflicts of interest arising from other customer relationships and attracting and retaining key personnel.

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

•	Conversion or exercise of outstanding equity-lined securities may dilute the ownership interests of our stockholders or may otherwise depress the price of our common stock.
•	If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

v

PART I

Item 1. Business.

Overview

Veritone, Inc. (collectively with our subsidiaries, referred to as “Veritone,” “Company,” “we,” “our,” and “us”) is a leading provider of artificial intelligence (“AI”) computing solutions and services. We are driven by the belief that AI is key to building a safer, more vibrant, transparent and empowered society.  Our mission is to be an active contributor to making the world better through AI.

Our proprietary AI operating system, aiWARETM, uses machine learning algorithms, or AI models, together with a suite of powerful applications, to reveal valuable insights from vast amounts of structured and unstructured data. Our aiWARE platform offers capabilities that mimic human cognitive functions such as perception, prediction and problem solving, enabling users to quickly, efficiently and cost effectively transform unstructured data into structured data, and analyze and optimize data to drive business processes and insights.  aiWARE is based on an open architecture that enables new AI models, applications and workflows to be added quickly and efficiently, resulting in a future-proof, scalable and evolving solution that can be leveraged by organizations across a broad range of industries.

We also offer cloud-native digital content management solutions and content licensing services, primarily to customers in the media and entertainment market. These offerings utilize aiWARE, providing customers with unique capabilities to enrich and drive expanded revenue opportunities from their content.

In addition, we operate a full-service advertising agency that leverages aiWARE to provide differentiated managed services to our customers.  Our advertising services include media planning and strategy, advertisement buying and placement, campaign messaging, clearance verification and attribution, and custom analytics, specializing in host-endorsed and influencer advertising across primarily radio, podcasting, streaming audio, social media and other digital media channels. Our advertising services also include our VeriAds Network, which is comprised of programs that enable broadcasters, podcasters and social media influencers to generate incremental advertising revenue.

On September 14, 2021, we acquired PandoLogic. Ltd. (“PandoLogic”), a company incorporated under the laws of the state of Israel, which is a leading provider of intelligent hiring solutions and utilizes its proprietary platform, PandoIQ, to accelerate the time and improve the efficiency in the process for employers hiring at scale for both mass market and difficult-to-source candidates. PandoLogic’s fully autonomous recruiting platform helps employers source talent faster and more efficiently with predictive algorithms, machine learning and AI.

We generate revenue primarily through the delivery of Software Products & Services across our Commercial Enterprise (“Commercial Enterprise” or “CE”) and Government and Regulated Industries (“Government & Regulated Industries” or “GRI”) divisions, and secondarily from Managed Services that today include the delivery of advertising and content licensing services within CE.

•

“Software Products & Services” consists of revenues generated from CE and GRI customers using our aiWARE platform and PandoLogic’s talent acquisition software product solutions, any related support and maintenance services, and any related professional services associated with the deployment and/or implementation of such solutions.

•	“Managed Services” consist of revenues generated from CE customers using our content licensing services and advertising agency and related services.

Our presence is primarily in the United States of America and Israel.

aiWARE

Today, over 80% of new data created worldwide is unstructured, which is increasing at an annual growth rate of 30-60% per year, according to Gartner (2020 Strategic Roadmap for Storage, July 1, 2020). This creates significant challenges for companies and governments across the globe, including how to create systematic solutions to address the ever-increasing volume of unstructured data.  Whether it is a local police department trying to rapidly solve crimes through analysis of video evidence, a media company searching years of television archives for specific images and video content, or the U.S. military trying to analyze huge volumes of satellite and other aerial images, we believe AI is the only efficient solution to these complex challenges.

To address the ever-growing challenges surrounding unstructured data, we developed aiWARE, our proprietary AI operating system.  aiWARE orchestrates AI models, together with a suite of powerful applications, to reveal valuable insights from vast amounts of structured and unstructured data. aiWARE offers capabilities that mimic human cognitive functions such as perception, prediction, problem solving and optimization, enabling users to quickly, efficiently and cost effectively transform unstructured data into structured data, and analyze and optimize data to drive business processes and insights.

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

•

Orchestration and Cognitive Processing. Source data ingested into aiWARE can be processed through one or more AI models, which extract from and/or add useful metadata to structured and unstructured data. Our platform includes an innovative, open AI ecosystem that currently incorporates hundreds of AI models across over 20 different cognitive capabilities from multiple third-party vendors, including Amazon, Google, IBM and Microsoft, among others, as well as our own proprietary AI models, which use advanced algorithms to perform a variety of cognitive processes, including transcription, language translation, face detection, face recognition, object detection, object recognition, logo recognition, sentiment analysis, text keyword/topic analysis, audio/video fingerprinting, geolocation, visual moderation and optical character recognition, among others.  Our open architecture allows us and third-party developers to easily integrate additional AI models within aiWARE, which makes our solution readily scalable for a broad range of processes and vertical markets.

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

•

Integration.  Through our self-service development environment, developers, including end customers, system integrators and application developers, can access our application programming interfaces (“APIs”) and developer tools, including Automate Studio, to rapidly build, integrate, deploy and operate AI models and AI-powered workflows and applications on aiWARE to satisfy specific use cases.  Automate Studio is our low-code workflow designer that provides an intuitive drag-and-drop user interface to allow users to easily create intelligent workflows that leverage aiWARE’s scalable, event-driven architecture and ecosystem of AI models, to design and operationalize AI-powered business processes at scale, without the need for in-depth coding skills or AI expertise.  In addition, we recently integrated aiWARE with Alteryx, Inc.’s (“Alteryx”) analytic process automation platform.  Our AI tools are available for download by Alteryx users, allowing users to access and run our AI models within Alteryx and blend both structured data and unstructured data, including video, images, audio, sensor data, and text, to generate rapid AI-enabled analytics for greater insights and more informed decision making.

•

Applications and Cognitive Analytics. We have developed a suite of core applications and several industry targeted applications, which are discussed in more detail below, to facilitate the use of our platform and enable users to unlock actionable insights from their diverse datasets.  As noted above, the modular structure of aiWARE enables rapid development and deployment of applications that are relevant to the specific needs of different markets.  This allows us and third parties to quickly and easily build and deploy new applications on top of our aiWARE architecture or integrate existing applications with aiWARE.

aiWARE is available through multiple deployment models that can be configured to meet each customer’s specific requirements.  These deployment models include fully cloud-based options hosted by us in Amazon Web Services (“AWS”) and Microsoft Azure (“Azure”) commercial and secure government cloud environments; on-premises options, which allow users to utilize aiWARE’s cognitive processing and certain other capabilities in their controlled environment; and hybrid cloud/on-premises options, which give users of our on-premises capabilities the option to also connect to our services in the cloud, either to provision additional services to run within their controlled environment, or to use our additional cloud-based services to process data, search and analyze the results.  We currently hold an Authorization to Operate (“ATO”) under the Federal Risk and Authorization Management Program (“FedRAMP”) for our AWS secure government cloud platform to support government customers.

Our current architecture gives us the flexibility to deploy many of aiWARE’s capabilities in virtually any environment, including select arm64 architectures, with improved scalability and reliability. We are continuing to enhance the portability of aiWARE in order to provide substantially all of the features and functionality of the platform within any environment to meet our customers’ needs.

Markets in Which We Operate

In 2021, we realigned our organization to focus on two distinct markets: Commercial Enterprise, or CE, and Government & Regulated Industries, or GRI. We have developed several applications and services addressing specific customer use cases within these target markets.  We intend to leverage the capabilities that we have developed for these key markets to expand into other markets in the future.  We have identified numerous ways in which our aiWARE platform and related AI technology may be used to extract valuable insights from large volumes of data to solve real-world problems across a broad range of markets and applications.

Commercial Enterprise

CE today consists of customers in the commercial sector, including our media and entertainment customers, advertising customers, content licensing customers and PandoLogic customers. To date, the majority of our Software Products & Services and Managed Services revenue is generated from our CE customers.

Software Products & Services

Software Products & Services used by our CE customers include:

•

aiWARE Essentials.  aiWARE Essentials is a bundled offering of our core applications which enables media broadcasters can ingest their live and archived media into aiWARE and run an array of AI models on the media to identify keywords, faces, logos and objects, enriching the content with additional metadata to allow it to be quickly and easily searched, analyzed, curated and shared in near real-time. aiWARE Essentials also includes advanced analytics features that allow users to customize their analytics dashboards and reports and generate live interactive charts with robust filtering capabilities and transforms the way these media broadcasters conduct their business by implementing AI-powered applications in their ad tracking and verification workflows, enabling them to provide advertisers with near real-time ad verification and integrated audience analytics.

•

Attribute.  Attribute is an AI-powered media attribution application that tracks the efficacy of advertising in broadcast radio and television. The application delivers customer behavior impact analytics from pre-recorded, native and organic mentions, enabling broadcasters to analyze the effect of an advertiser’s advertising placements. The application systematically verifies advertisements and mentions in broadcasts and correlates them with the advertiser’s website data and displays the correlated information in a media attribution dashboard. Attribute enables broadcasters to demonstrate an advertiser’s campaign effectiveness and reveal data-driven insights for optimization of ad placements to drive greater customer return on investment, helping to drive increases in customer advertising spending.

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

•

PandoLogic. PandoIQ is a talent acquisition software platform which employers can use to accelerate the time and improve the efficiency in the process for hiring at scale for both mass market and difficult-to-source candidates. PandoLogic’s fully autonomous recruiting platform helps employers source talent faster and more efficiently with predictive algorithms by matching buyers and sellers of digital job advertising in a technology-driven marketplace.

•

Veritone Voice. Veritone Voice is a synthetic voice solution that allows celebrities, athletes, influencers, broadcasters, podcasters and other talent across numerous industries to securely create and monetize verified synthetic voices that can be transformed into different languages, dialects, accents and more. In addition to a self-serve application for voice projects leveraging stock voices, Veritone’s voice solution offers custom synthetic voice cloning that takes a professional approach and works with clients to acquire the necessary training data to create hyper-realistic custom voice clones.

Managed Services

Managed Services used by our CE customers include:

•

Content Licensing.   We offer digital content licensing services, through which we manage and license content on behalf of leading rights holders to end users in the film, television, sports, and advertising industries.  Content is licensed either through our own internally developed web portal, customer-branded web portals or other licensing arrangements.  We utilize aiWARE’s cognitive capabilities to enable richer and more efficient searching of content, allowing users to quickly find and acquire content for their projects.

•

Media Agency Services.  We operate a full service media advertising agency. Our services include media planning and strategy, media buying and placement, campaign messaging, clearance verification and attribution, and custom analytics.  We leverage our aiWARE platform to help our advertising customers improve their media placements and maximize the return on their advertising spending using real-time ad verification and media analytics.

•

VeriAds Network.  Our VeriAds Network is comprised of three programs that enable radio and television broadcasters, podcasters and social media influencers to generate incremental advertising revenue from premium advertisers, and enable these advertisers to expand their audience reach through unique ad units and new influencer avenues:

o

Spot Network.  Similar to traditional broadcast network programs, the Spot Network provides access to run-of-schedule and dayparted ad units for radio and television advertisements from broadcaster participants.

o

MicroMentions™.  MicroMentions is an on-demand live read ad unit solution that gives broadcasters the opportunity to execute 10, 15 or 30 second ads outside of their scheduled ad inventory on a guaranteed CPM (cost per thousand) basis.  MicroMentions leverages aiWARE to programmatically manage clearance and verification of, and provide near real-time analytics for, these live reads.

o

Influencer Bridge.  Influencer Bridge is a pay-per-performance advertising program that enables audio and video content creators, including podcast, Instagram and YouTube influencers, to monetize their content through CPA (cost per action) advertisements by pairing them with premium brands looking to expand their audience reach through new influencer avenues.  Using aiWARE, we can analyze content of podcast episodes and YouTube videos included in the Influencer Bridge program to help identify new contextually relevant advertising opportunities for premier brands based on the subject matter presented, as well as to provide insights for brand safety and content transparency.

Government and Regulated Industries

 GRI today consists of customers in government and regulated industries, including our state, local and federal government, legal, compliance and energy customers. To date, a smaller portion of our historical revenue is generated from GRI customers; however, we believe that there are tremendous near and long term opportunities to grow our business in the GRI markets.  The National Security Commission on Artificial Intelligence final report published in 2021 recommended that Congress fund $14 billion in Department of Defense AI initiatives and also called for doubling non-defense AI R&D to reach $36 billion by 2026. The U.S. General Services Administration’s Artificial Intelligence Center of Excellence and the U.S. Department of Defense’s Joint Artificial Intelligence Center have been created to speed the adoption of AI technologies by civilian and defense agencies, respectively, and the U.S. Departments of Energy and Veterans Affairs have opened their own AI research offices. In the energy market, according to Frost and Sullivan (Growth Opportunities from Decarbonization in the Global Power Market, 2019-2030), it is estimated that $3.4 trillion will be invested in renewable energy over the next 10 years.  We believe that the applicability of our AI solutions will extend beyond utilities and across the global $1.5 trillion electric energy market (inspirecleanenergy.com, Understanding the Energy Market, March 2017), including improved optimization to reduce energy production lost, which we have estimated to be over $21 billion in the U.S. annually over the last 10 years based on data published by the U.S. Energy Information Administration (Frequently Asked Questions, https://www.eia.gov/tools/faqs/index.php).

We also believe there are increasing opportunities to provide our AI-powered solutions to address the needs of customers in the state and local government, legal and compliance markets, including law enforcement, legal and judicial professionals, and companies and regulatory bodies in highly regulated industries.  Law enforcement and other government agencies regularly accumulate large amounts of unstructured audio and video data, including from police body cameras, police car recorders, interview room cameras, 911 audio tapes and surveillance cameras.  Historically, in most cases, investigators have had to review audio and video data manually, a task that consumes huge amounts of time and delays investigations.  In addition, public agencies are required to provide certain information, including in many cases audio and video files, in response to requests from the public.  Recently, statutes in several states have broadened the scope of information required to be disclosed and have shortened the time periods in which such disclosures must be made. Reviewing video footage to identify and authenticate the appropriate footage to be disclosed, and to redact facial images and other sensitive information prior to disclosure, have historically been time-consuming and largely manual processes. Today, law enforcement and other government agencies can leverage our aiWARE platform and applications to organize, review, analyze and gain insight from their various data sources to greatly enhance their investigative workflows and to support their public disclosure requirements.

Within the legal market, our AI technologies support eDiscovery, the process of identifying, collecting and producing electronically stored information, where audio and video content analysis is playing an increasingly important role in civil litigation and criminal proceedings. Our aiWARE platform’s applications and cognitive capabilities enable users to quickly search and analyze large volumes of audio files, video files, text-based documents and other electronically stored information to identify particular words, phrases, faces, objects and voices, and to redact sensitive information prior to production, greatly increasing the speed, reducing the cost, and improving the results of discovery processes.

AI is also revolutionizing the way the world produces, transmits, and consumes energy. We have developed a suite of solutions that enable our GRI customers in the energy market, including utility companies, equipment providers, battery providers and independent energy aggregators, to optimize and synchronize the energy grid, using predictive AI to make clean energy more predictable, efficient, safe, reliable and cost effective. Our energy solutions power next generation smart grids by continuously collecting and synthesizing large amounts of data, empowering utilities to predict optimal energy supply mix and pricing to meet grid demand and ensure grid reliability and resiliency.

Software Products & Services used by our GRI customers include:

•

aiWARE Anywhere. aiWARE Anywhere provides deployment options for our production-proven aiWARE platform that lets customers harness the power of AI anywhere, any time. It provides a common software infrastructure that lets customers use end-to-end, AI-powered solutions — from data ingestion to intelligent data analysis — in either general or industry-specific applications.  aiWARE Anywhere deployment options include on-premises, in the Veritone cloud, or in a private cloud depending on our customer needs.

•

IDentify.  Our IDentify application is a powerful AI-driven tool that enables law enforcement and judicial agencies to increase the speed and efficiency of investigative workflows.  IDentify allows users to upload and maintain booking and known offender databases in aiWARE and use facial recognition technology to automatically compare these databases with video and photographic evidence, such as footage from body cameras, dash cameras and CCTV surveillance cameras, to identify potential suspects for further investigation.  IDentify gives agencies a powerful tool to augment their investigative workflows, saving valuable time and resources and helping them solve cases faster.

•

Illuminate.  Our Illuminate application provides users with an effective means of searching voluminous sets of media and electronic documents to support eDiscovery efforts, and particularly their early case assessment efforts. This application allows users to rapidly ingest, process and search large volumes of audio, video, image and text-based documents, to identify and segregate relevant evidence for further review and analysis.  Illuminate’s text analytics capabilities allow users to visually explore entities, such as the persons, organizations and locations identified in the data.  Once processed and reviewed through the application, users are able to transfer a relevant subset of media and documents to our Redact application if redaction is necessary or export it for transfer to their eDiscovery or case management platform for further processing and workflows.

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

•

Contact.  Our Contact application eases the time commitment and burden of complying with racial and identity profiling stop data collection requirements in California and offers ways to gather additional insight for agency needs.  Developed in close collaboration with the California State DOJ as well as key city law enforcement agencies, this intelligent stop data collection application greatly reduces officer data collection time, minimizes review effort, and provides command staff immediate insight for training and other constituent transparency initiatives.

•

iDERMS.  Our intelligent distributed energy resource management system is a software application used to forecast, optimize, and control distributed energy resources (“DERs”). It allows utilities, independent power producers, and microgrid developers to confidently balance demand and supply and maximize their DER investments.

Sales and Marketing

Software Products & Services

We conduct sales and marketing activities related to our Software Products & Services through a combination of our direct sales force and indirect channel partners such as value-added resellers (“VARs”), distributors, system integrators, managed services providers and referral partners.  Our direct sales organization is comprised of teams of business development managers, account executives and sales managers, who are supported by sales development representatives, sales engineers, solutions architects and other inside sales personnel. These sales teams are generally organized based on their specialized knowledge and expertise within each of our target markets. Our sales team collaborates closely with our product marketing, management and development teams to evaluate and develop solutions to address the needs of customers.

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

Managed Services

We conduct sales and marketing activities relating to our digital content licensing Managed Services business through our direct sales representatives, who identify, develop and manage our relationships with strategic CE customers in the advertising, entertainment/documentary and network broadcasting industries. We maintain our commerce web portal, where stock content and select libraries can be licensed and downloaded directly, but the majority of our business is driven through high-value libraries that require an approval process in order to gain access. We also cross-sell additional products and services, including media management and aiWARE, to our content licensor partners.

We market and sell our advertising Managed Services through a combination of our direct sales and indirect channel sales. We primarily market and sell directly to advertisers through outbound sales networking and client and partner referrals. Our indirect sales channel consists of referral partners who are mainly advertising agencies or marketing consultants who are unable to provide certain services to their clients, such as radio, podcast and YouTube placements. In addition to our sales efforts for new clients, we further expand sales opportunities and upsell through our campaign strategists who work directly with our advertising clients to optimize and enhance media spending on advertising campaigns.

Customers

Software Products & Services

We market and sell our Software Products & Services to customers in the CE and GRI markets. During 2021, ten customers accounted for approximately 81% of the total revenues from our Software Products & Services, with one customer accounting for approximately 57% of the total revenues from Software Products & Services.  As we continue to grow our revenues from our Software Products & Services across our markets, we believe that our dependence on any single customer or group of customers will be reduced.

Managed Services

We market and sell our advertising Managed services to customers that make significant investments in advertising, particularly in native and spot-based advertising campaigns delivered over broadcast radio, satellite audio, streaming audio, podcasting, digital video services and other social media channels. During 2021, ten advertising customers accounted for approximately 43% of the total revenues from our Managed Services, with one customer accounting for approximately 11% of the total Managed Services revenues.    We market and sell our content licensing Managed Services to customers such as major sports networks, advertising agencies, and film production companies that require high value content for their broadcasts and projects.  During 2021, ten customers accounted for approximately 8% of the total revenues from our content licensing Managed Services.

Competition

Software Products & Services

The market for AI-enabled solutions is rapidly evolving and highly competitive, with new AI capabilities and solutions introduced by both large established players that target multiple vertical markets or enterprise functions, as well as smaller emerging companies developing point solutions that generally only address a single cognitive category or a specific industry segment.  We believe the following competitive attributes are necessary for us to successfully compete in the AI industry for CE and GRI customers for our Software Products & Services:

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

Competitors for our Software Products & Services fall into the following primary categories:

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

Managed Services

Competitors of our Managed Services are mainly traditional advertising agencies that are either large full-service agencies or smaller niche agencies with a particular specialization or focus, such as radio media placement or podcast advertising, as well as large consulting firms in the media industry. We believe that we currently, and will continue to, compete successfully against our competitors on several key factors. We are a leader in endorsed radio and podcast advertising services, and we leverage our platform to provide our customers with innovative technology that we believe provides them with better analytics and insights into their advertising campaigns than our competitors for superior advertising performance and optimization.

We do not currently face significant competition from third parties for our content licensing Managed Services, particularly in North America; however, many content owners choose to manage the licensing of their content in-house, and content owners that we currently represent may choose to license their content directly in the future.  We believe that we may face more competition in North America if new content licensing companies emerge or expand their business in the region. As we expand our content licensing services to international markets, we believe that we may face greater competition from established content licensing and talent management companies.  We believe that our ability to use the cognitive capabilities of aiWARE to enrich and enhance the searchability of content, and to leverage relationships with existing customers and vendors across our Managed Services business, gives us a competitive advantage over other content licensing companies and allows us to achieve greater benefits for content owners than they can achieve through their own in-house efforts.

Research and Development

Our research and development organization is comprised of employees who are responsible for the design, development and testing of our AI and software solutions, including software engineers, quality engineers, data scientists, data engineers, product managers and user experience designers.  Our research and development organization is generally organized in teams, with one team focused on our core aiWARE architecture and capabilities and other teams focused on solutions and applications that address specific use cases in our key markets. We focus our efforts on developing new features and expanding the core technologies that further enhance the usability, functionality, reliability, performance and flexibility of aiWARE, as well as allow us to operate in new vertical markets.  In addition, we contract with select third-party engineering services to support development and quality assurance testing.  We plan to continue to make significant investments in developing our AI technologies, expanding the functionality and capabilities of aiWARE and related solutions, and building new software capabilities.

Intellectual Property

We rely on a combination of patent, copyright, trademark and trade secret laws in the United States and other jurisdictions, as well as license agreements and other contractual protections, to protect our proprietary technology. We also rely on a number of registered and unregistered trademarks to protect our brand.

As of March 9, 2022, in the United States, we had 32 issued patents, which expire between 2027 and 2040, and had 10 patent applications pending for examination. As of such date, we also had 12 issued patents and 29 patent applications pending for examination in foreign jurisdictions (including international PCT applications), all of which are based on counterpart U.S. patent applications pursued by us. In addition, we have registered, or have applied for registration of, numerous trademarks, including Veritone and aiWARE, in the United States and in several foreign jurisdictions.  We seek to protect our intellectual property rights by implementing a policy that requires our employees and independent contractors involved in development of intellectual property on our behalf to enter into agreements acknowledging that all works or other intellectual property generated or conceived by them on our behalf are our property, and assigning to us any rights, including intellectual property rights, that they may claim or otherwise have in those works or property, to the extent allowable under applicable law.

Regulatory Environment

We are subject to a number of U.S. federal and state and foreign laws and regulations that involve matters central to our business. These laws and regulations involve privacy, data protection, intellectual property, competition, consumer protection and other subjects.

Our customers utilize our products and services to process, analyze and store data, which may contain personal information that is subject to data protection and privacy laws in various jurisdictions including the European Union General Data Protection Regulation (“GDPR”), the California Consumer Privacy Act (“CCPA”) and similar laws and regulations in other jurisdictions, including the United Kingdom and other states within the United States.   Under these data protection and privacy laws, we are required to maintain appropriate technical and organizational measures to ensure the security and protection of personal data and information, and we must comply (either directly or indirectly in support of our customers’ compliance efforts, as provided for in our contracts with customers) with a number of requirements with respect to individuals whose personal data or information we collect and process, including, among others, notification requirements and requirements to comply with requests from individuals to (i) opt out of collection, processing and/or sale of their data or information, (ii) delete their data or information, and (iii) receive copies of and other information regarding our collection and processing of their data or information.

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

Human Capital Resources

As of February 28, 2022, we had a total of 546 employees, substantially all of whom were full-time employees.

We believe that our employees are our greatest asset and our company culture is a critical component of our success.  We strive to create a work environment in which all employees feel a strong sense of community and embody our core values.  We have implemented a number of initiatives to ensure that our employees are engaged and motivated to work hard, and have fun at the same time.  We conduct employee engagement surveys to gauge employee satisfaction, identify areas for improvement and implement positive change to evolve and better our company culture.

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

Company Information

We were incorporated as a Delaware corporation on June 13, 2014. Our corporate headquarters are located at 2420 17th Street, Office 3002, Denver, Colorado 80202. Our telephone number is (888) 507-1737. Our principal website address is www.veritone.com. The information provided on, or accessible through, our website is not a part of this Annual Report on Form 10-K, nor is such information incorporated by reference herein, and such information should not be relied upon in determining whether to make an investment in our common stock.

Available Information

This Annual Report on Form 10-K and our quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act, are available free of charge on the investor relations section of our website at investors.veritone.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We will also provide electronic or paper copies of such reports free of charge, upon request made to our Corporate Secretary at 2420 17th Street, Office 3002, Denver, Colorado 80202. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

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

Risks Related to Our Business and Our Financial Condition

Our efforts to expand our aiWARE SaaS business may not be successful.

In order for us to grow our business and achieve profitability, we must expand our revenue base by expanding our customer base and increasing our business with existing customers. We may not be able to succeed with respect to these efforts. Many factors may adversely affect our ability to grow the business for our aiWARE platform, including but not limited to:

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

If we fail to develop a successful business for our aiWARE platform, our business, results of operations and financial condition will suffer.

The market for AI-based software applications is new and unproven and may decline or experience limited growth, and concerns over the use of AI may hinder the adoption of AI technologies, which would adversely affect our ability to fully realize the potential of our platform.

The market for AI-based software applications is relatively new and evaluating the size and scope of the market is subject to a number of risks and uncertainties. We believe that our future success will depend in large part on the growth of this market. The utilization of our platform by customers is still relatively new, and customers may not recognize the need for, or benefits of, our platform, which may prompt them to cease use of our platform or decide to adopt alternative products and services to satisfy their cognitive computing, search and analytics requirements. Our ability to access and extend our position in the markets that our platform is designed to address depends upon a number of factors, including the cost, performance and perceived value of our platform. Market opportunity estimates are subject to significant uncertainty and are based on assumptions and estimates, including our internal analysis and industry experience. Assessing the market for our solutions is particularly difficult for several reasons, including limited available information and rapid evolution of the market.

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

We may require additional capital to support our business growth, and this capital might not be available on acceptable terms, if at all.

We intend to continue to make investments to support our business, including the acquisition of complementary businesses or technologies, which may require additional funds. Accordingly, we may engage in equity and/or debt financings to secure additional funds If we raise additional funds through future issuances of equity or convertible debt securities, our stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we may secure in the future could involve debt service obligations and restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth, scale our infrastructure, develop product enhancements and to respond to business challenges could be significantly impaired, and our business, results of operations and financial condition may be adversely affected.

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

Our quarterly results, including the levels of our revenue, our operating expenses and other costs, and our operating margins, may fluctuate significantly in the future, and period-to-period comparisons of our results may not be meaningful. Accordingly, the results of any one period should not be relied upon as an indication of our future performance. In addition, our quarterly results may not fully reflect the underlying performance of our business. Factors that may cause fluctuations in our quarterly results include, but are not limited to:

•

variations in the timing of revenues from our Software Products & Services, including PandoLogic, which experiences seasonal fluctuations in revenue consistent with the hiring cycles of its customers, and as a result of factors such as the timing of large projects, the length and complexity of our sales cycles and trends impacting our target vertical markets, and our revenue recognition policies and any changes thereto;

•

variations in the timing of revenues from our content licensing services and our live event services as a result of factors such as timing of major sporting events throughout the year, or the postponement or cancellation of such events, and our revenue recognition policies and any changes thereto;

•	the timing of advertising campaigns with our advertising clients;

•

seasonal factors affecting demand for our products or potential customers’ purchasing decisions, especially with regard to employer customers utilizing our talent acquisition software and services which we acquired from PandoLogic;

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

Our PandoLogic talent acquisition software and services have historically experienced seasonality in terms of when we enter into customer agreements for our products and services. Consistent with the hiring patterns of our customers, a higher percentage of related revenue is earned in the fourth quarter of each year. Within a given quarter, often a significant portion of our agreements are signed toward the end of the quarter. This seasonality is reflected to a lesser extent in our revenue due to the fact that we generally recognize subscription revenue over the term of the customer agreement. We expect this seasonality to continue, which may cause fluctuations in certain of our operating results and financial metrics, and thus difficulties in predictability of our operating results.

We have had a history of losses and we may be unable to sustain profitability.

We experienced net losses of $51.1 million, $47.9 million, and $62.1 million in fiscal years 2021, 2020, and 2019, respectively. As of December 31, 2021, we had an accumulated deficit of $331.1 million. We only recently began to generate a profit, on a non-GAAP basis, and we may not be able to sustain profitability in the future or at all. We expect to continue to expend substantial financial and other resources on, among other things:

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

We expect to continue to achieve substantial growth in our business, which will put a strain on our management and financial resources. To manage this and our anticipated future growth effectively, we must continue to maintain and enhance our aiWARE platform and information technology infrastructure, as well as our financial and accounting systems and controls. We also must attract, train and retain a significant number of qualified software developers and engineers, data scientists, technical and management personnel, sales and marketing personnel, customer support personnel and professional services personnel. Failure to effectively manage our rapid growth could lead us to over-invest or under-invest in development and operations, result in weaknesses in our platform, systems or controls, give rise to operational mistakes, losses, loss of productivity or business opportunities and result in loss of employees and reduced productivity of remaining employees. Our growth could require significant capital expenditures and might divert financial resources from other projects such as the development of new products and services. If our management is unable to effectively manage our growth, our expenses might increase more than expected, our revenue could decline or grow more slowly than expected, and we might be unable to implement our business strategy. The quality of our products and services might suffer, which could negatively affect our reputation and harm our ability to retain and attract customers.

We intend to continue to pursue the acquisition of other companies, businesses or technologies, which could be expensive, divert our management’s attention, fail to achieve the expected benefits and/or expose us to other risks or difficulties.

As part of our growth strategy, we have acquired, and we intend to continue to acquire, businesses, services, technologies or intellectual property rights that we believe could complement, expand or enhance the features and functionality of our aiWARE platform and our technical capabilities, broaden our service offerings or offer growth opportunities. In September 2021, we closed our acquisition of PandoLogic, a leading provider of intelligent hiring solutions that utilizes AI to accelerate the time and improve the efficiency in the process for employers hiring at scale for both mass market and difficult-to-source candidates. The pursuit of potential future acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not such acquisitions are consummated. Acquisitions also could result in dilutive issuances of equity securities, the incurrence of debt, contingent liabilities, amortization expenses, impairment of goodwill and/or purchased long-lived assets, and restructuring charges, any of which could adversely affect our operating results and financial condition. In addition, we may face risks or experience difficulties in:

•	effectively managing the combined business following the acquisition;
•	managing any international operations of the acquired business;
•	implementing operations, technologies, controls, procedures, and/or policies at the acquired company;
•	integrating the acquired company’s accounting, human resource, and other administrative systems, and coordination of product, engineering, and sales and marketing functions;
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

•	cultural challenges associated with integrating employees from the acquired company into our organization, and retention of employees from the businesses we acquire;
•	volatility in earnings due to changes in contingent consideration related to acquisition earn-out liability estimates;
•	achieving anticipated cross-selling opportunities and eliminating any redundant operations with respect to the acquired business;

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

We also may not achieve the anticipated benefits from the acquired business and may incur unanticipated costs and liabilities in connection with any such acquisitions. Additionally, if we are unable to complete an acquisition, we could lose market share to competitors who are able to make such an acquisition. Once an acquisition is closed, we may discover hidden costs, resource demands and potential liabilities that were not evident throughout the due diligence process, particularly when such process is undertaken on an accelerated timeline. Although we have begun utilizing representation and warranty insurance and regularly use standard indemnity provision in these acquisition transactions, if we are unable to successfully assert a claim, if a claim is not covered by insurance or if these hidden costs prove greater than expected, our operations as a whole may be adversely affected. In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. If any of these results occurs, our business and financial results could be adversely affected.

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

As part of our growth strategy, we plan to expand our operations internationally. We have an office in Israel, and we expect, in the future, to open offices and hire employees in additional locations outside of the United States to reach new customers and gain access to additional technical talent. Operating in international markets requires significant resources and management attention and will subject us to additional regulatory, economic and political risks. Because of our limited experience with international operations as well as developing and managing sales in international markets, our international expansion efforts may not be successful. In addition, we will face risks in doing business internationally that could adversely affect our business, including, but not limited to:

•	the difficulty of managing and staffing international operations and the increased operating, travel, infrastructure and legal compliance costs associated with numerous international locations;
•	the need to establish and manage additional instances of our aiWARE platform in other countries;
•	our ability to effectively price our products in competitive international markets;
•	the need to adapt and localize our products for specific countries and to offer customer support in various languages;
•	difficulties in understanding and complying with U.S. and foreign laws, regulations and customs relating to U.S. companies operating in foreign jurisdictions;
•	ensuring compliance with export controls, economic sanctions and anti-corruption laws, including the Foreign Corrupt Practices Act and UK Bribery Act;
•	currency exchange rate fluctuations and related effects on our revenues and expenses and customer demand for our services;
•	the cost and potential outcomes of any international claims or litigation;
•	adverse tax consequences and tax rulings;
•	economic and political instability in some countries;
•	difficulties in understanding and complying with local laws, regulations and customs in foreign jurisdictions, particularly in the areas of data privacy and personal privacy, employment and tax; and

•	more limited protection for intellectual property rights in some countries.

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

The COVID-19 outbreak emerged in late 2019 and was declared a global pandemic by the World Health Organization in March 2020. Governments around the world have instituted measures to control the spread of COVID-19, including quarantines, stay at home orders, restrictions on public gatherings and travel, and restrictions and/or closures of schools and non-essential businesses. The extent of these measures has fluctuated over the past two years, as certain regions have experienced declines only to be followed by increases in the number of cases and severity of the outbreak in those same regions. The COVID-19 pandemic has had, and will likely continue to have, a severe negative impact on the global economy. Although many countries have robust vaccination programs underway, many other countries are facing challenges in obtaining and distributing vaccines and new variants of COVID-19 have been identified leading to the further spread of the virus; as a result, it is uncertain how quickly and effectively such vaccinations will ultimately help to control the spread of COVID-19.

The effects of the COVID-19 pandemic on our business remain uncertain and difficult to predict, but may include, without limitation, the following, each of which could adversely affect our business, results of operations, financial condition and cash flows:

•

We have experienced, and may continue to experience, reduced demand for certain of our products and services from customers whose businesses have been impacted by the COVID-19 pandemic. For example, beginning in March 2020, we began to experience fluctuations in demand for our Managed Services due to the cancellation or postponement of major live sporting events in the United States due to COVID-19. While many major sporting events have resumed, future cancellations of live sporting events could have a material adverse impact on our revenue generated from our Managed Services in future quarters. In addition, we have experienced, and may continue to experience, delays by certain customers in making purchase decisions for our products and services due to the impact of the COVID-19 pandemic on their businesses, including changes in priorities and/or budget allocations, resulting in longer sales cycles and loss of sales.

•

The COVID-19 pandemic has also resulted in significant levels of unemployment in the United States which may affect the overall demand for our PandoLogic talent acquisition software and services. Additionally, certain industry sectors that comprise part of our customer base and spend heavily on talent recruitment may see prolonged financial difficulties that may result in further delays or reductions in talent acquisition software and services spending. We could experience disruptions in our operations as a result of continued office closures and risks associated with our employees working remotely. In compliance with government mandates, we have temporarily closed our offices and initiated a remote work from home policy, which may limit the effectiveness and productivity of our employees.

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

Our operating results may vary based on the impact of changes in our industry or the global economy on us or our customers. The U.S. and other major international economies have historically undergone cyclical downturns that have resulted in a material weakening of the economy, tightened credit supply, a reduction in business confidence and activity, and other difficulties that may affect one or more of the industries to which we sell our products and services. In addition, developments such as the U.K. exit from the European Union, referred to as “Brexit,” evolving trade policies between the U.S. and other international trade partners, conflicts in Europe, the Middle East and elsewhere, and the ongoing COVID-19 pandemic have created many economic and political uncertainties that have impacted worldwide markets.

These global economic and political conditions may impact our business in a number of ways. For example, our PandoLogic talent acquisition software and services are sold to businesses that fluctuate based on general economic and business conditions, particularly the overall demand for labor and the economic health of current and prospective employers. In addition, a portion of our talent acquisition software and services revenue is attributable to the number of users of our products at each of our customers, which in turn is influenced by the employment and hiring patterns of our customers and potential customers. To the extent that economic uncertainty or attenuated economic conditions cause our customers and potential customers to freeze or reduce their headcount, demand for our products and services may be negatively affected. These adverse conditions could result in reductions in sales of our applications, longer sales cycles, reductions in contract duration and value, slower adoption of new technologies and increased price competition. In addition, economic recessions have historically resulted in overall reductions in spending on software and technology solutions as well as pressure from customers and potential customers for extended billing terms. If economic, political, or market conditions deteriorate, or if there is uncertainty around these conditions, our customers and potential customers may elect to decrease their software and technology solutions budgets by deferring or reconsidering product purchases, which would limit our ability to grow our business and negatively affect our operating results. Any of these events would likely have an adverse effect on our business, operating results and financial position.

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our operations to pay our substantial debt.

We recently issued an aggregate principal amount of $201.3 million of convertible senior notes.  Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the convertible senior notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

Risks Related to the Development and Operation of Our aiWARE Platform

If we are not able to enhance our products or introduce new products that achieve market acceptance and keep pace with technological developments, our business, results of operations and financial condition could be harmed.

Our ability to attract new customers and increase revenue from existing customers depends in part on our ability to enhance and improve our aiWARE platform and applications and introduce new products and features, including enhancements necessary to provide substantially all of the features and functionality of the platform within a private cloud or on-premises environment, as well as new applications to address additional customer use cases. The success of any enhancements or new products depends on several factors, including timely completion, adequate quality testing, actual performance quality, market-accepted pricing levels and overall market acceptance and demand. Enhancements and new products that we develop may not be introduced in a timely or cost-effective manner, may contain defects, may have interoperability difficulties with our aiWARE platform, or may not achieve the market acceptance necessary to generate significant revenue. If we are unable to successfully enhance our aiWARE platform and applications to meet evolving customer requirements and develop new products and applications, or if our efforts to increase the usage of our aiWARE platform are more expensive than we expect, then our business, results of operations and financial condition could be harmed.

Our competitors, partners or others may acquire third party technologies used in our aiWARE platform, which could result in them blocking us from using the technology in our aiWARE platform, offering it for free to the public or making it cost prohibitive for us to continue to incorporate their technologies in our platform, or these third party technology providers may otherwise terminate their relationships with us, which could adversely affect the functionality of our platform.

Our success depends in part on our ability to attract, incorporate and maintain high performing AI models on our platform. If any third party acquires an AI model that is on our platform, they may preclude us from using it as a component of our platform or make it more expensive for us to utilize.  In addition, a third-party AI model provider may terminate its relationship with us or may otherwise cease to make its AI models available to us. In either case, if that AI model has unique capabilities or a significant performance advantage over other models and we are unable to identify a suitable replacement model, the interruption could cause us to lose customers. It is also possible that a third party acquirer of such technology could offer the AI models and technologies to the public as a free add-on capability, in which case certain of our customers would have less incentive to pay us for the use of our platform. If a key third party technology becomes unavailable to us or is impractical for us to continue to use, the functionality of our platform could be interrupted, and our expenses could increase as we search for an alternative technology. As a result, our business, results of operations and financial condition could be adversely affected through the loss of customers, reputational harm and/or from increased operating costs.

We rely on third parties to develop AI models for our platform and in some cases to integrate them with our platform.

A key element of our aiWARE platform is the ability to incorporate and integrate AI models developed by multiple third-party vendors, and we plan to continue to increase the number of third-party AI models incorporated into our aiWARE platform in order to enhance the performance and power of our platform. As we work to add new AI models to our platform, we may encounter difficulties in identifying additional high-quality AI models (particularly high performing, specialized models), entering into agreements for their inclusion in our ecosystem on acceptable terms or at all and/or in coordinating and integrating their technologies into our system. We may incur additional costs to modify and adjust existing functionalities of our platform to accommodate multiple classes of AI models, without the assurance that such costs can be recouped by the additional revenues generated by the new capabilities. As aiWARE becomes more complex and as we release enhancements to our platform that require changes to AI models, we may not be able to integrate third-party AI models in a seamless or timely manner due to a number of factors, including incompatible software, lack of cooperation from developers, insufficient internal technical resources, platform security constraints, and the inability to secure the necessary licenses or legal authorizations required. In addition, we have established a self-service development environment in which such third party developers integrate their AI models onto our platform, and we will be dependent in part upon their ability to do so effectively and quickly. We may not have full control over the quality and performance of third-party providers, and therefore, any unexpected deficiencies or problems arising from these third-party providers may cause significant interruptions in the operation of our platform. The failure of third party developers to integrate their AI models seamlessly into our platform and/or provide reliable, scalable services may impact the reliability of our platform and harm our reputation and business, results of operations and financial condition.

If we are not able to develop a strong brand for our aiWARE platform and increase market awareness of our company and our platform, then our business, results of operations and financial condition may be adversely affected.

We believe that the success of our platform will depend in part on our ability to develop a strong brand identity for our “Veritone”, “aiWARE” and other service marks, and to increase the market awareness of our platform and its capabilities. We are still in the early development stage of our business and, as such, our brand is not yet well established.  The successful promotion of our brand will depend largely on our continued marketing efforts and our ability to ensure that our technology provides the expected benefits to our customers. We also believe that it is important for us to be thought leaders in the AI-based cognitive computing market. Our brand promotion and thought leadership activities may not be successful or produce increased revenue. In addition, independent industry analysts often provide reviews of our platform and of competing products and services, which may significantly influence the perception of our aiWARE platform in the marketplace. If these reviews are negative or not as positive as reviews of our competitors’ products and services, then our brand may be harmed.

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

Our business success depends in part on the ability of customers to access our Software Products & Services and Managed Services at any time and within an acceptable amount of time. We have experienced, and may in the future experience, disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, introductions of new applications and functionality, software errors and defects, capacity constraints due to an increasing number of users accessing our platform or initiating large volumes of processing simultaneously, or security related incidents. In addition, we rely on third parties, including AWS and Azure, for hosting, storage and other critical services required to operate our Software Products & Services and Managed Services and, as such, we are vulnerable to service interruptions, delays and outages experienced or caused by these third parties.  Because we also incorporate diverse software and hosted services from many third-party vendors, we may encounter difficulties and delays in integrating and synthesizing these applications and programs, which may cause downtimes or other performance problems. It may become increasingly difficult to maintain and improve the performance of our platform, especially during peak usage times and as our platform becomes more complex and usage increases.

Certain of our customer contracts include service level obligations, including system uptime commitments and/or required response times in the case of technical issues. If our Software Products & Services and Managed Services are unavailable or if our users are unable to access them within a reasonable amount of time or at all, we may be in breach of our contractual obligations, we may be required to issue credits or refunds to customers, and/or our customers may be entitled to terminate their contracts with us.

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

In order to grow our business, we plan to drive greater awareness and adoption of our aiWARE platform, applications and services from enterprises across new vertical markets, including the energy, government, and legal and compliance markets. We intend to continue to invest in sales and marketing, as well as in technological development, to meet evolving customer needs in these and other markets. We may not be successful in gaining new customers in any or all of these markets. Some markets may present unique and unexpected challenges and difficulties. For example, in order for us to offer our Software Products & Services to certain government customers, we are required to operate our aiWARE platform in a secure government cloud environment, and in some cases, in a private cloud environment or an on-premises environment, in order to meet these customers’ requirements and to enable them to maintain compliance with applicable regulations that govern the use, storage and transfer of certain government data. However, due to the secure nature of these environments, at this time, not all of the functionalities, features and cognitive processing capabilities of our aiWARE platform are available in these environments, which may limit or reduce the performance and quality of our services. Furthermore, we may incur additional costs to modify our current platform to conform to customers’ or cloud providers’ requirements, and we may not be able to generate sufficient revenue to offset these costs. We are also required to comply with certain regulations required by government customers, such as FedRAMP and CJIS, which require us to incur significant costs, devote management time and modify our current platform and operations. If we are unable to comply with those regulations effectively and in a cost-effective manner, our financial results could be adversely affected.

As part of our strategy to penetrate new vertical markets, we will incur marketing expenses before we are able to recognize any revenue in such markets, and these expenses may not result in increased revenue or brand awareness. We have made in the past, and may make in the future, significant expenditures and investments in new marketing campaigns, and these investments may not lead to the cost-effective acquisition of additional customers. If we are unable to maintain effective marketing programs, then our ability to attract new customers or enter new vertical markets could be adversely affected.

Recent and proposed laws regarding the use of facial recognition technology could have a material adverse effect on demand for certain of our products.

Certain of our Software Products & Services, particularly our IDentify face matching application for law enforcement agencies, utilize facial recognition technology.  Facial recognition technology has recently been the subject of increasing concern and criticism regarding the potential for the technology to misidentify individuals as criminal suspects, and to be used in ways that infringe on individual rights.  In June 2020, legislation was introduced in the U.S. Senate that would ban the use of facial recognition technology by Federal agencies and make federal funding for state and local law enforcement contingent on their enactment of similar bans.  In addition, legislation has been introduced in over 15 state legislatures that would ban or restrict the use of the technology by governmental agencies in those jurisdictions, and several U.S. cities, including San Francisco, California, Oakland, California and Somerville, Massachusetts, have already enacted such bans.  If such bans are enacted, potential government customers for our IDentify solution in that jurisdiction would be prohibited from using the technology unless and until the ban is lifted.  If such bans are enacted in a significant number of jurisdictions, it would have a material adverse effect on the market for software solutions that utilize facial recognition technology, including our IDentify solution.

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

Our large competitors may have better brand name recognition, greater financial and engineering resources and larger sales and marketing teams than we have. As a result, these competitors may be able to develop and introduce, or acquire companies that may be able to develop and introduce, competing solutions and technologies that may have greater capabilities than ours or that are able to achieve greater customer acceptance, and they may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. Some customers may also be hesitant to use a new platform and prefer to upgrade products offered by their incumbent platforms for reasons including price, quality, sophistication, familiarity and global presence. In addition, we may compete with smaller competitors, including developers of AI models, who may develop their own solutions that perform similar services as our platform for specific use cases, as well as with systems integrators that aggregate and integrate cognitive solutions from multiple providers for their clients. The competitive factors in our market include, but are not limited to, product features, reliability, performance and effectiveness; integration with a wide variety of third-party applications and systems; modern and intuitive technology and user experience; ability to innovate and rapidly respond to customer needs; breadth and depth of application functionality; adherence to industry standards and certifications; strength of sales and marketing efforts; quality of customer support; brand awareness and reputation; size and composition of customer base and level of user adoption; and price and cost of ownership. We expect that competition will increase and intensify as we continue to expand our serviceable markets and the capabilities of our aiWARE platform. Increased competition may result in pricing pressures and require us to incur additional sales and marketing expenses, which could negatively impact our sales, profitability and market share.

PandoLogic generates substantial revenue from a single customer and the loss of such customer may harm our business, results of operations and financial results.

PandoLogic generates substantial revenue from a single customer for which there is no long-term contract with us. In the event this customer decides to terminate its contract with us, suffers downturns in its business leading to a reduction in its budget for our talent acquisition software and services, or decides to develop a competing solution or otherwise take its recruitment and hiring needs in-house, and we are unable to obtain additional customers or increase our revenue from existing customers to offset the reduction of these revenues, we could experience a material adverse effect on our business, financial condition and reported revenue and results of operation.

Technological advances may significantly disrupt the labor market and weaken demand for human capital at a rapid rate.

The success of our PandoLogic talent acquisition software and services business is dependent on our employer customers’ demands for talent. As technology continues to evolve, more tasks currently performed by people may be replaced by automation, robotics, machine learning, artificial intelligence and other technological advances outside of our control. This trend poses a risk to the talent acquisition industry as a whole, particularly in lower-skill job categories that may be more susceptible to such replacement.

Significant segments of the market for talent acquisition software and services may have hiring needs and service preferences that are subject to greater volatility than the overall economy.

The target customer segment for our PandoLogic talent acquisition software and services business spans a wide range of company characteristics, including company size, geography, and industry, among other factors. Hiring activity may vary significantly among businesses with different characteristics and accordingly, any concentration we may have among businesses with certain characteristics may subject us to high volatility in our financial results. Smaller businesses, for example, typically have less persistent hiring needs and may experience greater volatility in their need for talent acquisition software and services and preferences among providers of such services. Along with a relatively short sales cycle, smaller businesses may be more likely to change platforms based on short-term differences in perceived price, value, service level, or other factors. Difficulty in acquiring and/or retaining these businesses as customers may adversely affect our operating results.

We currently generate significant revenue from a limited number of key customers and the loss of any of our key customers may harm our business, results of operations and financial results.

Our ten largest customers by revenue accounted for approximately 57%, 34% and 24% of our net revenues in fiscal years 2021, 2020 and 2019, respectively. One customer accounted for approximately 30% of net revenues in fiscal year 2021 after not generating significant revenues in fiscal years 2020 and 2019.

Ten customers accounted for approximately 81% of our total Software Products & Services revenues in 2021, with one customer accounting for approximately 57% of our total Software Products & Services revenues. Ten customers accounted for approximately 43% of our total Managed Services revenues in 2021, with one customer accounting for approximately 11% of our total Managed Services revenues.

If any of our key customers, particularly our key advertising customers which have the ability to terminate our agreements on short notice, decides to terminate or not to renew its contract with us, renews on less favorable terms, or suffers downturns in its business leading to a reduction in its marketing spending, and we are not able to gain additional customers or increase our revenue from other customers to offset the reduction of revenues, our business, results of operations and financial condition would be harmed.

Our sales efforts related to our Software Products & Services involve considerable time and expense and our sales cycle is often long and unpredictable.

Our results of operations may fluctuate, in part, because of the length and unpredictability of our sales cycle, particularly in our Government & Regulated Industries markets. As part of our sales efforts, we invest considerable time and expense evaluating the specific organizational needs of our potential customers and educating these potential customers about the technical capabilities and value of our Software Products & Services. Potential customers often require evaluation licenses at no charge or for nominal fees in order to evaluate our solutions before making a purchase decision.  Sales to government customers are also subject to lengthy and complex procurement processes, including technology and security assessments, budget approvals and competitive bidding requirements. Due to these factors, our sales cycle often lasts several months or more for some customers. Our sales efforts typically require a significant investment of human resources expense and time, including efforts by sales engineers, solution architects, product development and senior management, and we may not be successful in making a sale to a potential customer. If our sales efforts to a potential customer do not result in sufficient revenue to justify our investments, our business, financial condition, and results of operations could be adversely affected.

Advertising customers periodically review and change their advertising requirements and relationships. If we are unable to remain competitive or retain key customers, our business, results of operations and financial position may be adversely affected.

The media placement industry is highly competitive, and certain advertising customers periodically put their advertising and marketing business up for competitive review. Customers also review the cost and benefit of servicing all or a portion of their advertising and marketing needs in-house. We have won and lost accounts in the past as a result of these reviews. Because our advertising contracts generally can be cancelled by our customers upon 30 to 90 days’ prior written notice, clients can easily change media providers on short notice without any penalty.  In addition, from time to time, customers cancel media campaigns for their internal business reasons. For example, we received total net revenues from one advertising customer of $1.2 million in 2018 compared with only $0.9 million in 2019, $0.1 million in 2020, and no revenues from this customer in 2021, due to a significant reduction in the customer’s overall advertising spend. If we are not able to retain key customers, or if any of our key customers significantly reduce their advertising spend, our revenue may be adversely affected, which could have a material and adverse effect on our business, results of operations and financial position.

Acquiring and retaining advertising customers depends on our ability to avoid and manage conflicts of interest arising from other customer relationships and attracting and retaining key personnel.

Our ability to acquire new advertising customers and to retain existing customers may, in some cases, be limited by customers’ perceptions of, or policies concerning, conflicts of interest arising from other customer relationships. If we are unable to manage these customer relationships and avoid potential conflicts of interest, our business, results of operations and financial position may be adversely affected.

Our ability to acquire new advertising customers and to retain existing customers is dependent in large part upon our ability to attract and retain our key personnel in that business, who are an important aspect of our competitiveness. If we are unable to attract and retain key personnel, our ability to provide our services in the manner customers have come to expect may be adversely affected, which could harm our reputation and result in a loss of customers, which could have a material adverse effect on our business, results of operations and financial position.

Risks Related to Intellectual Property

We face risks arising from our digital content licensing services, including potential liability resulting from claims by third parties for infringement or violation of copyrights, publicity or other rights, as well as indemnification claims by rights holders and customers.

We manage and license digital content on behalf of leading rights holders in the film, television, sports and advertising industries. We enter into agreements with rights holders under which they grant us the right to distribute and license their content to third parties, subject to certain restrictions and requirements, such as limitations on the type and/or duration of use and requirements to obtain clearances and consents from third parties related to the content. Under these agreements, the rights holders generally represent and warrant that they have the right to license the content to us and that the authorized use of the content will not infringe any third party copyrights and agree to indemnify us for claims arising from breach of such representations and warranties. However, we, and/or our customers to which we sublicense the content, are generally responsible for obtaining all required clearances, permissions and consents with respect to any specific person, place, property or subject matter depicted in the content, each of which may be subject to trademarks, rights of publicity, property rights or other rights belonging to third parties, and we generally agree to indemnify the right holders with respect to claims arising from any failure to do so. In many cases, our agreements with rights holders also require that we include specific terms, conditions, covenants and obligations in our agreements with our customers.

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

Our success depends, in part, on our ability to protect our brand and the proprietary methods and technologies that we develop under patent and other intellectual property laws of the United States and foreign jurisdictions so that we can prevent others from using our inventions and proprietary information. As of March 9, 2022, in the United States, we had 32 issued patents, which expire between 2027 and 2040, and had 10 patent applications pending for examination. As of such date, we also had 12 issued patents and 29 patent applications pending for examination in foreign jurisdictions (including international PCT applications), all of which are based on counterpart U.S. patent applications pursued by us.  We may not be issued any additional patents and any patents that have been issued or that may be issued in the future may not provide significant protection for our intellectual property. In addition, we have registered, or have applied for registration of, numerous trademarks, including Veritone and aiWARE, in the United States and in several foreign jurisdictions. If we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology and our business, results of operations and financial condition may be adversely affected.

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

We also rely, in part, on confidentiality agreements with our business partners, employees, consultants, advisors, customers and others in our efforts to protect our proprietary technology, processes and methods. These agreements may not effectively prevent disclosure of our confidential information, and it may be possible for unauthorized parties to copy our software or other proprietary technology or information, or to develop similar software independently without our having an adequate remedy for unauthorized use or disclosure of our confidential information. In addition, others may independently discover our trade secrets and proprietary information, and in these cases, we would not be able to assert any trade secret rights against those parties. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and the failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

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

Our aiWARE platform incorporates select open source software, and we expect to continue to incorporate open source software in our aiWARE platform in the future. Few of the licenses applicable to open source software have been interpreted by courts, and there is a risk that these licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our products and platform. Moreover, although we have implemented policies to regulate the use and incorporation of open source software into our aiWARE platform, we cannot be certain that we have not incorporated open source software in our aiWARE platform in a manner that is inconsistent with such policies. If we fail to comply with open source licenses, we may be subject to certain requirements, including requirements that we offer our products that incorporate the open source software for no cost, that we make available source code for modifications or derivative works we create based upon, incorporating or using the open source software and that we license such modifications or derivative works under the terms of applicable open source licenses. If an author or other third party that distributes such open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from generating revenue from customers using products that contained the open source software and required to comply with onerous conditions or restrictions on these products. In any of these events, we and our customers could be required to seek licenses from third parties in order to continue offering our Software Products & Services and to re-engineer or discontinue offering our products to customers in the event re-engineering cannot be accomplished on a timely basis. Any of the foregoing could require us to devote additional research and development resources to re-engineer our products, could result in customer dissatisfaction and may adversely affect our business, results of operations and financial condition.

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

Our customers utilize our Software Products & Services and Managed Services to process, analyze and store data, which may contain personal information that is subject to data protection and privacy laws in various jurisdictions.  Federal, state and foreign government bodies and agencies have adopted, or may in the future adopt, laws and regulations regarding the collection, use, processing, storage and disclosure of personal information, such as the GDPR, the CCPA and similar regulations adopted in other jurisdictions, including other states within the United States.  In addition to government regulation, privacy advocates and industry groups may propose various self-regulatory standards that may legally or contractually apply to our business.

The regulatory framework relating to privacy and data protection issues worldwide is evolving rapidly and is likely to remain uncertain for the foreseeable future. Because the interpretation and application of many privacy and data protection laws, regulations and applicable industry standards are uncertain, it is possible that these laws, regulations and standards may be interpreted and applied in a manner inconsistent with our existing privacy and data management practices. As we expand into new jurisdictions or markets, we will be required to understand and comply with various new requirements applicable in those jurisdictions or markets. For example, we have entered into agreements and are actively pursuing opportunities to provide our Software Products & Services and Managed Services to customers in Europe, which involve processing of personal data.  In providing our Software Products & Services and Managed Services, we are deemed to be a data processor and are required to comply with the GDPR, which applies to all companies processing personal data of EU residents regardless of the company’s location, as well as with additional obligations to our customers to support their compliance with the GDPR.  We are also obligated to comply with the GDPR (and similar regulations in other jurisdictions including the United Kingdom) as a data controller with respect to personal data of certain employees and individuals employed or engaged by our current or prospective customers, vendors and service providers, which we receive and process in the course of our business.  The GDPR imposes financial penalties for non-compliance, which can be up to four percent of global revenue or 20 million Euros, whichever is greater.  We are also required to comply with the CCPA and the regulations implemented thereunder, with respect to personal information of California consumers that we collect and process, both directly and indirectly as a service provider to our customers.

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

The market price of our common stock has been, and we expect will continue to be, subject to extreme fluctuations over short periods of time. For example, the closing price of our common stock has ranged from a low of $13.22 to a high of $38.53 during the 12-month period ended February 28, 2022.  Prior to that, from the completion of our initial public offering (“IPO”) on May 12, 2017 through February 28, 2021, the closing price of our common stock has ranged from a low of $1.52 to a high of $65.91. These fluctuations may be due to various factors, many of which are beyond our control, including:

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

As a public company, we are required to comply with the Sarbanes-Oxley Act and related rules implemented by the SEC.  The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act.  This report must contain, among other things, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective.  This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management.  In addition, we will be required to have our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting in the first annual report on Form 10-K following the date on which we are no longer an emerging growth company or a smaller reporting company.

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information and could have a material and adverse effect on our business, results of operations and financial condition and could cause a decline in the trading price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on NASDAQ.

We are an “emerging growth company” and a “smaller reporting company” under the U.S. federal securities laws, and the reduced reporting requirements applicable to emerging growth companies and smaller reporting companies could make our common stock less attractive to investors.

We are an “emerging growth company” and a “smaller reporting company” under U.S. federal securities laws. For as long as we continue to be an emerging growth company and/or a smaller reporting company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies or smaller reporting companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (to the extent we continue to qualify as an emerging growth company) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. as Although we will no longer be an emerging growth company as of December 31, 2022, we may still qualify as a smaller reporting company, which would allow us to take advantage of many of the same exemptions from disclosure requirements that are applicable to emerging growth companies. Investors may not find our common stock attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Additionally, certain provisions in the indenture governing our convertible senior notes may make it more difficult or expensive for a third party to acquire us. For example, the indenture will generally require us to repurchase the convertible senior notes for cash upon the occurrence of a fundamental change of us and, in certain circumstances, to increase the conversion rate for a holder that converts its convertible senior notes in connection with a make-whole fundamental change. A takeover of us may trigger the requirement that we repurchase the convertible senior notes and/or increase the conversion rate, which could make it more costly for a potential acquiror to engage in such takeover. Such additional costs may have the effect of delaying or preventing a takeover of us that would otherwise be beneficial to stockholders.

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

Conversion or exercise of outstanding equity-lined securities may dilute the ownership interest of our stockholders or may otherwise depress the price of our common stock.

We have a substantial number of shares of our common stock reserved for issuance upon the exercise of stock options, settlement of restricted stock units and upon conversion of our convertible senior notes.  The exercise or conversion of some or all of these securities may dilute the ownership interests of our stockholders. Upon conversion of our convertible senior notes, we have the option to pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock. If we elect to settle our conversion obligation in shares of our common stock or a combination of cash and shares of our common stock, any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the convertible senior notes may encourage short selling by market participants because the conversion of the notes could be used to satisfy short positions, or anticipated conversion of the notes into shares of our common stock could depress the price of our common stock.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will rely in part on the research and reports that securities or industry analysts publish about us and our business. If one or more of the analysts who cover us downgrades our common stock or issues other unfavorable commentary or research the price of our common stock may decline. If one or more analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which in turn could cause the trading price or trading volume of our common stock to decline and could result in the loss of all or part of your investment in us.

Item 1B.Unresolved Staff Comments.

Not Applicable.

Item 2.Properties.

Our principal executive offices are located in Denver, Colorado, which we lease under a lease expiring on March 31, 2022.

In addition to our principal executive offices, we lease office space in Costa Mesa and Newport Beach, California; New York, New York; and Herzliya, Israel.

We lease all of our facilities and do not own any real property. We believe our facilities are adequate and suitable for our current needs and that, should it be needed, suitable additional or alternative space will be available to accommodate our operations.

Item 3.Legal Proceedings.

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

Item 4.Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders

Our common stock is listed on the NASDAQ under the ticker symbol “VERI.”  As of February 28, 2022, we had 39 holders of record of our common stock based upon the records of our transfer agent, which do not include beneficial owners of common stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

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

Recent Sales of Unregistered Equity Securities

In December 2021, a consulting firm exercised a warrant to purchase 26,500 shares of our common stock at an exercise price of $3.01 per share.  Such exercise was done on a net exercise basis pursuant to the terms of the warrant and, as such, we did not receive any cash proceeds and we issued a net number of 23,050 shares of our common stock in connection with such exercise.

No underwriters were involved in such issuance of securities. The securities were issued to accredited investors in reliance upon the exemption from the registration requirements of the Securities Act, as set forth in Section 4(a)(2) under the Securities Act, relative to transactions by an issuer not involving any public offering, to the extent an exemption from such registration was required.

Purchases of Equity Securities

We made no purchases of our equity securities during the fourth quarter of 2021.

Performance Graph

As a smaller reporting company, we are not required to provide the performance graph required by Item 201(e) of Regulation S-K.

Item 6.Reserved.

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are a provider of AI solutions, powered by our proprietary AI operating system, aiWARE™, to deliver differentiated products and solutions to our Commercial Enterprise and Government & Regulated Industries customers.

During the year ended December 31, 2021, we generated revenue of $115.3 million as compared to $57.7 million during the year ended December 31, 2020.  Our Software Products & Services grew 429% year over year, and represented 51% and 24% of our consolidated revenue in December 31, 2021 and 2020, respectively, and our Managed Services grew 27% year over and year, and represented 49% and 76% of our consolidated revenue in December 31, 2021 and 2020, respectively.  During the years ended December 31, 2021 and 2020, our largest customer represented 30% and 8% of our consolidated revenue, respectively.

Significant Transactions

In September 2021, we completed the acquisition of PandoLogic, a company incorporated under the laws of the state of Israel for total consideration of $122.5 million (the “Merger Consideration”). The Merger Consideration consisted of upfront payments of $58.7 million in cash and $31.5 million in common stock (1.7 million shares), up to $65.0 million payable based on earnouts tied to financial performance of PandoLogic in fiscal years 2021 and 2022, and a net working capital adjustment of $5.8 million. At the acquisition date, the earnout was valued at $30.0 million to be paid in a combination of cash and common stock, of which $26.4 million was deemed to be consideration.

In November 2021, we completed an offering of our convertible senior notes in which we issued, at par value, $201.25 million aggregate principal amount of 1.75% convertible senior notes due 2026 (the “Convertible Notes”). In exchange for the Convertible Notes, we received net proceeds of approximately $194.9 million after deducting underwriting discounts and commissions and offering costs of approximately $6.3 million, with $18.6 million of those net proceeds used to purchase the capped call transactions related to the Convertible Notes. The Convertible Notes are our senior, unsecured obligations and will bear interest at a rate of 1.75% per year.  Interest will accrue from November 19, 2021 and will be payable semiannually in arrears on May 15 and November 15 of each year, beginning on May 15, 2022. The Convertible Notes will mature on November 15, 2026, unless earlier converted, redeemed, or repurchased in accordance with the terms of the Convertible Notes. The Convertible Notes are convertible at $36.76 per share, and $48.55 per share assuming the capped call provisions are met.

Opportunities, Challenges and Risks

In 2021 and 2020, we derived our revenue primarily through our Commercial Enterprise customers, and secondarily through our Government & Regulated Industries customers. Beginning in the second half of 2020 and continuing into 2021, we began to experience significant growth in revenue across our Commercial Enterprise business, which increased 100% during the year ended December 31, 2021 as compared to the prior year. The year-over-year growth in Commercial Enterprise revenue was driven largely by the acquisition of PandoLogic in September 2021, as well as expanded services to existing and new customers in the media and entertainment markets. As we are at the early stages of new product introductions in various markets, including within the U.S. government and energy markets, we expect that both our Commercial Enterprise and Government & Regulated Industries revenues will continue to increase in the near and long term, both in absolute dollars and as a percentage of our total revenue.

We are a leader in AI-based Software Products & Services.  Our proprietary AI operating system, aiWARE, uses machine learning algorithms, or AI models, together with a suite of powerful applications, to reveal valuable insights from vast amounts of structured and unstructured data.  In addition to the year-over-year growth of 429% in our Software Products

& Services during the year ended December 31, 2021, we have also demonstrated our ability to grow our AI-based Managed Services, with our revenue from these Managed Services increasing 27% during the year ended December 31, 2021 as compared to the prior year.  Historically, we have derived a large portion of our Software Product & Services revenue from applications we internally developed from our aiWARE platform and actively sold across various customers. Beginning in the second half of 2021, we realigned our organization to also focus on enterprise sales and opportunities across existing and newer markets. While management believes there is a substantial opportunity to increase revenue longer term, there is no certainty that any future investments, which could be significant and include future potential acquisitions, will result in significant enterprise revenue realization or revenue growth when compared with historical revenue. We also continue to see significant opportunities for growth in cross-selling PandoLogic and aiWARE to existing and newly acquired customers, and where our AI solutions could add tremendous value in content creation and distribution, including in the news, television and film industries.

We believe there will be significant near and long-term opportunities for revenue growth from Government & Regulated Industries markets due to customer adoption of our products and services related to AI technologies and more recently with our official Authorization to Operate, or ATO, of our aiWARE platform across the entire U.S. Department of Justice and progress with the Joint Artificial Intelligence Commission (“JAIC”) and Department of Defense (“DOD”). However, many enterprise-level opportunities with GRI customers can involve long sales cycles, during which we must invest significant time and resources without a guarantee of success. We may seek to acquire businesses with deep relationships and greater scale within the U.S. government and within regulated industries such as energy to further accelerate our pursuit of the growth opportunities we see in this market.

During the second half of 2020, we launched our Veritone energy solutions as part of our Government & Regulated Industries division to help utilities increase profitability and improve grid reliability as they make the transition to renewables. We believe that our patented technology is uniquely suited to solving some of the most difficult challenges facing utilities today, and we see significant near and long-term opportunities to grow our revenue within this market. Our aiWARE platform is in the early stages of deployment in the energy market, and we expect to continue making significant investments in product, sales and engineering over the next 12 to 24 months to further develop our current and future solutions to address the opportunities in this market.

At the end of the fourth quarter of 2021, we reported 529 Software Product & Services customers, which grew 47% from December 31, 2020 on a pro forma basis (including customers from PandoLogic as if owned by Veritone, Inc. since January 1, 2020). To continue to grow our Software Product & Services customer base, and drive increased sales within our existing customer base, we will need to continue to increase our sales and marketing spending throughout 2022 as compared with prior periods.

We believe our Software Products & Services will extend the capabilities of many third-party software platforms and products that are widely used today. For example, we recently acquired PandoLogic, a company with technology that utilizes machine-learning and AI to accelerate the hiring process for large enterprises. We believe that, when integrated with aiWARE, PandoLogic users will be given greater visibility and transparency in their hiring processes. In addition, we have historically integrated aiWARE across many platforms, including Alteryx and the NVIDIA® CUDA® GPU-based platform, enabling dramatic increases in aiWARE’s processing speed and providing a wide range of new use cases for our technology. We are in the process of developing and marketing more specific use cases for these and future integrations, which we believe will open up new markets for our products and accelerate our near and long term revenue growth opportunities. We plan to hire additional engineers and business development resources in the near term to further accelerate our pursuit of these potential opportunities, as well as other third-party technology integrations.

For the year ended December 31, 2021, our non-GAAP gross margin (calculated as described in “Non-GAAP Financial Measures” below) improved to 81%, compared with 73% for the year ended December 31, 2020, driven by growth of new customers across our Software Products & Services and the addition of PandoLogic in late 2021, which generated incremental non-GAAP gross margins in excess of 80% during the three months ended December 31, 2021. Our non-GAAP gross margin is impacted significantly by the mix of our Software Products & Services and our Managed Services revenue in any given period because our Managed Services revenue typically has a lower overall non-GAAP gross margin than our Software Products & Services revenue. With the acquisition of PandoLogic in September 2021, we expect our consolidated non-GAAP gross margin and related non-GAAP gross profit to improve to no less than 80% starting in quarter ended March 31, 2022 and improving each subsequent quarter in 2022 as the mix of PandoLogic revenue becomes seasonally larger throughout 2022. Our non-GAAP gross profit (see “Non-GAAP Financial Measures” below) is also dependent upon our ability to grow our revenue by expanding our customer base and increasing business with existing customers, and to manage our costs by negotiating favorable economic terms with cloud computing providers such as AWS and Microsoft Azure. While we are focused on continuing to improve our non-GAAP gross profit, our ability to attract and retain customers to grow our revenue will be highly dependent on our ability to implement and continually improve upon our technology and services and improve our technology infrastructure and operations as we experience increased network capacity constraints due to our growth.

  We believe our operating results and performance are, and will continue to be, driven by various factors that affect our industry. Our ability to attract, grow and retain customers for our aiWARE platform is highly sensitive to rapidly changing technology and is dependent on our ability to maintain the attractiveness of our platform, content and services to our customers. Moreover, we have historically reported GAAP operating losses, driven by certain non-cash and non-recurring items such as stock-based compensation and purchase accounting; however, we expect to report substantial improvements in our consolidated operating results for the year ended December 31, 2022 as compared to the year ended December 31, 2021, driven by the growth in our software offerings and customers and the growth of PandoLogic. Our future revenue and operating growth will rely heavily on our ability to grow and retain our Software Products & Services customer base, continue to develop and deploy quality and innovative AI-driven applications and enterprise-level offerings, provide unique and attractive content and advertising services to our customers, continue to grow in newer markets such as Government & Regulated Industries, expand aiWARE into larger and more expansive enterprise engagements and manage our corporate overhead costs. While we believe we will be successful in these endeavors, we cannot guarantee that we will succeed in generating substantial long term operating growth and profitability.

We expect to pursue a strategy of acquiring companies to help accelerate our organic growth.  We believe there are strategic acquisition targets that can accelerate our entry into key strategic markets, as well as our ability to grow our business.  As a result, we are continuing to prioritize corporate development efforts throughout 2022.  Our acquisition strategy is threefold: (i) to increase the scale of our business in markets we are in today, (ii) to accelerate growth in new markets and product categories, including expanding our existing engineering and sales resources, and (iii) to accelerate the adoption of aiWARE as the universal AI operating system through venture or market-driven opportunities.

During the year ended December 31, 2021, we reported positive non-GAAP net income for the first time of $6.8 million as compared to a reported non-GAAP net loss of $20.6 million during the year ended December 31, 2020.  While we forecast our full year 2022 to also be profitable on a non-GAAP net income basis and do not expect to show non-GAAP net losses during the quarter ended March 31, 2022, we do expect seasonality in our revenue and operating performance throughout the quarters ended March 31, June 30, September 30 and December 31 from our PandoLogic acquisition.  Moreover, and to continue to grow our revenue in 2022, we will need to make substantial investments in people, namely software engineers and sales personnel.  Our growth and ultimate profitability could be accelerated or delayed if we cannot hire or retain people in a timely manner.

In the years ended December 31, 2021 and 2020, substantially all of our revenue was derived from customers located in the United States. We believe that there is a substantial opportunity over time for us to significantly expand our service offerings and customer base in countries outside of the United States.  In the long term, we plan to expand our business further internationally in places such as Europe, Asia Pacific and Latin America, and as a result, we expect to continue to incur significant incremental upfront expenses associated with these expansion opportunities.

Impact of the COVID-19 Pandemic

The COVID-19 outbreak emerged in late 2019 and was declared a global pandemic by the World Health Organization in March 2020. The COVID-19 pandemic, and the actions being taken by governments worldwide to mitigate the public health consequences of the pandemic, significantly impacted the global economy. Beginning in March 2020, we began to experience fluctuations in demand for certain services, particularly our Managed Services, a significant amount of revenue from which is typically driven by major live sporting events that were cancelled or postponed in the United States due to COVID-19. While many major sporting events have resumed, future cancellations of live sporting events could have a material adverse impact on our revenue generated from our Managed Services in future quarters.

The pandemic has affected and may continue to affect some of our customers, which may further reduce the demand and/or delay purchase decisions for our products and services and may additionally impact the creditworthiness of our customers. We have assessed the potential credit deterioration of our customers due to changes in the macroeconomic environment and have determined that no additional allowance for doubtful accounts was necessary due to credit deterioration as of December 31, 2021.

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

In response to the COVID-19 pandemic during the first half of 2020, we took actions to control expenses, including temporarily discontinuing non-essential services and instituting controls on travel, entertainment and other expenses. In addition, in compliance with government mandates, we have initiated a remote work from home policy. We expect to continue to enforce these and other actions we deem appropriate until or when the COVID-19 pandemic is officially no longer declared a pandemic by the World Health Organization.

Non-GAAP Financial Measures

In evaluating our cash flows and financial performance, we use certain non-GAAP financial measures, including “non-GAAP gross profit,” “non-GAAP gross margin,” “non-GAAP net income (loss),” and “non-GAAP net income (loss) per share.” Non-GAAP gross profit is the Company’s revenue less its cost of revenue. Non-GAAP net income (loss) and non-GAAP net income (loss) per share is the Company’s net income (loss) and net income (loss) per share, adjusted to exclude interest expense, provision for income taxes, depreciation expense, amortization expense, stock-based compensation expense, changes in fair value of warrant liability, changes in fair value of contingent consideration, a reserve for state sales taxes, charges related to a facility sublease, gain on sale of asset, warrant expense, acquisition and due diligence costs, and severance and executive search costs. The results for non-GAAP net income (loss), are presented below for the years ended December 31, 2021 and 2020. The items excluded from these non-GAAP financial measures, as well as a breakdown of GAAP net loss, non-GAAP net income (loss) and these excluded items between our Core Operations and Corporate, are detailed in the reconciliation below.

In addition, we have provided additional supplemental non-GAAP measures of gross profit, operating expenses, loss from operations, other (expense) income, net, and loss before income taxes, excluding the items excluded from non-GAAP net loss as noted above, and reconciling such non-GAAP measures to the most directly comparable GAAP measures.

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

(dollars in thousands)	Year Ended December 31,
	2021			2020
	Core Operations(1)	Corporate(2)	Total	Core Operations(1)	Corporate(2)	Total
Net income (loss)	$8,298	$(78,891)	$(70,593)	$(9,060)	$(38,816)	$(47,876)
Provision for income taxes	2,658	86	2,744	—	76	76
Depreciation and amortization	8,609	426	9,035	5,538	869	6,407
Stock-based compensation expense	6,575	33,488	40,063	2,720	16,819	19,539
Change in fair value of warrant liability	—	—	—	—	200	200
Change in fair value of contingent consideration	—	18,325	18,325	—	—	—
Warrant expense	—	—	—	—	102	102
Gain on sale of asset	—	—	—	—	(56)	(56)
State sales tax reserve	—	306	306	—	818	818
Stock offering costs	—	—	—	—	27	27
Lease exit charges(3)	—	3,367	3,367	—	16	16
Interest expense	—	538	538	—	9	9
Acquisition and due diligence costs	—	2,698	2,698	—	—	—
Business realignment, severance and executive search costs(4)	—	349	349	—	145	145
Non-GAAP Net Income (Loss)	$26,140	$(19,308)	$6,832	$(802)	$(19,791)	$(20,593)

(1)Core Operations consists of our consolidated Software Products & Services (including recently acquired PandoLogic) and Managed Services that include our content licensing and advertising services, and their supporting operations, including direct costs of sales as well as operating expenses for sales, marketing and product development and certain general and administrative costs dedicated to these operations.

(2)Corporate consists of general and administrative functions such as executive, finance, legal, people operations, fixed overhead expenses (including facilities and information technology expenses), other income (expenses) and taxes, and other expenses that support the entire company, including public company driven costs.

(3)Lease exit charges consists of charges related to a sublease in 2021 and lease termination charges in 2020.

(4)Business realignment, severance and executive search costs consists of severance and executive search costs in 2021 and business realignment and officer severance costs in 2020.

The following tables set forth the calculation of our non-GAAP gross profit and non-GAAP gross margin, followed by a reconciliation of non-GAAP to GAAP financial information presented in our consolidated financial statements for years ended December 31, 2021 and 2020.

	Year Ended
(dollars in thousands)	December 31,
	2021	2020
Revenue	$115,305	$57,708
Cost of revenue	22,129	15,663
Non-GAAP gross profit	93,176	42,045
Non-GAAP gross margin	80.8%	72.9%

	Year Ended
	December 31,
	2021	2020
Revenue	$115,305	$57,708
Cost of revenue	22,129	15,663
Non-GAAP gross profit	93,176	42,045

GAAP cost of revenue	22,129	15,663
Stock-based compensation expense	(116)	—
Non-GAAP cost of revenue	22,013	15,663

GAAP sales and marketing expenses	28,935	19,877
Stock-based compensation expense	(1,716)	(889)
Lease exit charges	—	(5)
Business realignment and officer severance costs	(236)	—
Non-GAAP sales and marketing expenses	26,983	18,983

GAAP research and development expenses	25,075	14,379
Stock-based compensation expense	(3,217)	(1,046)
Business realignment and officer severance costs	(14)	—
Non-GAAP research and development expenses	21,844	13,333

GAAP general and administrative expenses	97,918	50,080
Depreciation	(538)	(1,025)
Stock-based compensation expense	(35,014)	(17,604)
Warrant expense	—	(102)
Change in fair value of contingent consideration	(18,325)	—
State sales tax reserve	(306)	(818)
Stock offering costs	—	(27)
Lease exit charges	(3,367)	—
Acquisition and due diligence costs	(2,698)	—
Business realignment and officer severance costs	(99)	(145)
Non-GAAP general and administrative expenses	37,571	30,359

GAAP amortization	(8,497)	(5,382)

GAAP loss from operations	(67,249)	(47,673)
Total non-GAAP adjustments (1)	74,143	27,043
Non-GAAP net income (loss) from operations	6,894	(20,630)

GAAP other expense, net	(600)	(127)
Change in fair value of warrant liability	—	200
Interest expense	538	9
Lease exit charges	—	11
Gain on sale of asset	—	(56)
Non-GAAP other income (expense), net	(62)	37

GAAP loss before income taxes	(67,849)	(47,800)
Total non-GAAP adjustments (1)	74,681	27,207
Non-GAAP net income (loss) before income taxes	6,832	(20,593)

Income tax provision	2,744	76

GAAP net loss	(70,593)	(47,876)
Total non-GAAP adjustments (1)	77,425	27,283
Non-GAAP net income (loss)	$6,832	$(20,593)

Shares used in computing non-GAAP basic net earnings (loss) per share	33,298	27,595
Shares used in computing non-GAAP diluted net earnings (loss) per share(2)	43,928	27,595
Non-GAAP basic net earnings (loss) per share	$0.21	$(0.75)
Non-GAAP diluted net earnings (loss) per share	$0.16	$(0.75)

(1)

Adjustments are comprised of the adjustments to GAAP cost of revenue, sales and marketing expenses, research and development expenses and general and administrative expenses and other (expense) income, net (where applicable) listed above.

Supplemental Financial Information

We are providing the following unaudited supplemental financial information regarding our Software Products & Services and Managed Services as a lookback of the prior year to explain our recent historical and year-over-year performance. The Software Products & Services supplemental financial information is presented on a pro forma basis, as further described below.

The supplemental financial information for our Software Products & Services include: (i) Software Revenue – Pro Forma, (ii) Ending Customers, (iii) Average Annual Revenue (AAR), (iv) Total New Bookings, and (iv) Gross Revenue Retention, in each case as defined in the footnotes to the table below. The supplemental financial information for our Managed Services includes: (i) average gross billings per active agency client, and (ii) revenue.

Software Products & Services Supplemental Financial Information

The following table sets forth the results for each of the key performance indicators (“KPI’s”) for our Software Products & Services.

	Quarter Ended
	Sept 30,	Dec 31,	Mar 31,	Jun 30,	Sept 30,	Dec 31,
	2020	2020	2021	2021	2021	2021
Software Revenue - Pro Forma (in 000's)(1)	14,154	30,869	10,183	20,072	21,860	40,223
Ending Customers(2)	322	360	385	419	433	529
Average Annual Revenue (AAR) (in 000's)(3)	$110	$206	$199	$203	$208	$209
Total New Bookings (in 000's)(4)	$2,083	$1,437	$2,442	$4,896	$3,356	$8,317
Gross Revenue Retention(5)	>85%	>90%	>90%	>90%	>90%	>90%

(1)

“Software Revenue - Pro Forma” includes historical Software Products & Services revenue from the past six (6) fiscal quarters of each of Veritone, Inc. and PandoLogic Ltd. (unaudited) and presents such revenue on a combined pro forma basis treating PandoLogic Ltd. as owned by Veritone, Inc. since January 1, 2020.

(2)

“Ending Customers” includes Software Products & Services customers as of the end of each respective quarter set forth above with trailing twelve-month revenues in excess of $2,400 for both Veritone, Inc. and PandoLogic Ltd.

(3)

“Average Annual Revenue (AAR)” is calculated as the aggregate of trailing twelve-month Software Products & Services revenue divided by the average number of customers over the same period for both Veritone, Inc. and PandoLogic Ltd.

(4)

“Total New Bookings” represents the total fees payable during the full contract term for new contracts received in the quarter (including fees payable during any cancellable portion and an estimate of license fees that may fluctuate over the term), excluding any variable fees under the contract (e.g., fees for cognitive processing, storage, professional services and other variable services). This also excludes PandoLogic new bookings for the third and fourth quarter of fiscal year 2020 as those periods were deemed immaterial and data was not readily available.

(5)

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

As we grow our business for our Software Products & Services, we expect that our supplemental financial information will be impacted in different ways based on our customer profiles and the nature of target markets. For example, the PandoLogic business has significant revenue concentration in a single customer which has a material impact on the average contract value and gross retention. As a result, we have shown the supplemental financial information on a proforma basis for comparability.

Managed Services Supplemental Financial Information

The following table sets forth the results for each of the KPIs for our Managed Services.

	Quarter Ended
	Sept 30,	Dec 31,	Mar 31,	Jun 30,	Sept 30,	Dec 31,
	2020	2020	2021	2021	2021	2021
Avg billings per active Managed Services client (in 000's)(6)	522	545	582	622	615	625
Revenue during quarter (in 000's)(7)	$8,764	$9,747	$10,327	$9,968	$9,647	$10,857

(6)

Avg billings per active Managed Services customer for each quarter reflects the average quarterly billings per active Managed Services customer over the twelve-month period through the end of such quarter for Managed Services clients that are active during such quarter.

(7)	Managed Services revenue and metrics exclude content licensing & media services.

We have experienced and may continue to experience volatility in revenue from our Managed Services due to a number of factors, including: (i) the timing of new large customer wins; (ii) loss of customers who choose to replace our services with new providers or by bringing their advertising placement in-house; (iii) customers who experience reductions in their advertising budgets due to issues with their own businesses; and (iv) the seasonality of the campaigns for certain large customers. We have historically generated a significant portion of our revenue from a few major customers. As we continue to grow and diversify our customer base, we expect that our dependency on a limited number of large customers will be minimized.

Net Loss Carryforwards

As of December 31, 2021, we had federal and state income tax net operating loss carryforwards (“NOLs”) totaling approximately $217.8 million and $135.1 million, respectively. The U.S. federal and state NOLs are projected to expire beginning in 2034 and 2022, respectively, unless previously utilized. NOLs generated after January 1, 2018 may be carried forward indefinitely, subject to an 80% taxable income limitation on the utilization of the carryforwards.

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

Stock-Based Compensation Expense

We record stock-based compensation expense associated with restricted stock, restricted stock units and stock options granted under our stock incentive plans, and purchase rights granted under our Employee Stock Purchase Plan (“ESPP”).  We have granted stock options with time-based vesting conditions, as well as performance-based stock options, the vesting of which is conditioned upon the achievement of specified target stock prices for our common stock (“Performance Options”).  All Performance Options become exercisable in three equal tranches based on the achievement of specific market price targets for our common stock. For each tranche to become exercisable, the closing price per share of our common stock must meet or exceed the applicable stock price target for a period of 30 consecutive trading days.  All stock options have terms of ten years following the grant date, subject to earlier termination in the case of cessation of the awardee’s continued service with us.

Stock-based compensation expense is estimated at the grant date based on the fair value of the award. Prior to our initial public offering (“IPO”) in May 2017, the fair values of restricted stock awards were estimated at the date of grant by using both the option-pricing method and the probability-weighted expected return method. All restricted stock awards granted prior to our IPO were fully vested as of the fourth quarter of 2020. Following our IPO, the fair values of restricted stock and restricted stock unit awards are based on the closing market price of our common stock on the date of grant.

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

We assess the likelihood that the deferred tax assets will be recovered from future taxable income and, if recovery is not more likely than not, we establish a valuation allowance to reduce the deferred tax assets to the amounts expected to be realized. Realization of the deferred tax assets is dependent on us generating sufficient taxable income in future years to obtain a benefit from the reversal of temporary differences and from net operating losses. Due to uncertainties related to the ability to utilize certain historical U.S. federal and state deferred tax assets in future periods, we have recorded a valuation allowance against these net deferred tax assets in the amount of $81.8 million, as of December 31, 2021. These assets consist primarily of net operating loss and tax credit carryovers and non-deductible stock-based compensation.  No valuation allowance is recorded against the acquired PandoLogic deferred tax assets as we have determined it is more likely than not they will be utilized.

In connection with the acquisition of PandoLogic, a deferred tax liability is established for the future consequences attributable to differences between the financial statement carrying amounts of the acquired non-goodwill intangible assets and their respective tax basis. No deferred tax asset or liability is recorded on PandoLogic goodwill, $25,141 of which is not deductible for tax purposes. No valuation allowance is recorded on the acquired PandoLogic deferred tax assets attributable to US based entities that are presented separately from net deferred tax liabilities associated with our Israeli subsidiary.

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

Results of Operations

The following tables set forth our results of operations for the years ended December 31, 2021 and 2020, in dollars and as a percentage of our revenue for those periods. The period-to-period comparisons of our historical results are not necessarily indicative of the results that may be expected in the future.

(dollars in thousands)	Year Ended December 31,
	2021	2020
Revenue	$115,305	$57,708
Operating expenses:
Cost of revenue	22,129	15,663
Sales and marketing	28,935	19,877
Research and development	25,075	14,379
General and administrative	97,918	50,080
Amortization	8,497	5,382
Total operating expenses	182,554	105,381
Loss from operations	(67,249)	(47,673)
Other expense, net	(600)	(127)
Loss before provision for income taxes	(67,849)	(47,800)
Provision for income taxes	2,744	76
Net loss	$(70,593)	$(47,876)

	Year Ended December 31,
	2021	2020
Revenue	100.0%	100.0%
Operating expenses:
Cost of revenue	19.2	27.1
Sales and marketing	25.1	34.4
Research and development	21.7	24.9
General and administrative	84.9	86.8
Amortization	7.4	9.3
Total operating expenses	158.3	182.5
Loss from operations	(58.3)	(82.5)
Other expense, net	(0.5)	(0.2)
Loss before provision for income taxes	(58.8)	(82.7)
Provision for income taxes	2.4	0.1
Net loss	(61.2)	(82.8)

Year Ended December 31, 2021 Compared With Year Ended December 31, 2020

Revenue

Revenue for the periods presented were comprised of the following:

	Year Ended			Year Ended
(dollars in thousands)	December 31, 2021			December 31, 2020
	Commercial	Government &		Commercial	Government &
	Enterprise	Regulated	Total	Enterprise	Regulated	Total
Software Products & Services (1)	$55,484	$4,031	$59,515	$10,712	$3,151	$13,863
Managed Services	55,790	-	55,790	43,845	-	43,845
Revenue	$111,274	$4,031	$115,305	$54,557	$3,151	$57,708

(1)

Software Products & Services consists of aiWARE SaaS Solutions revenues of $21.2 million and $13.9 million for the years ended December 31, 2021 and December 31, 2020, respectively, as well as PandoLogic revenues of $38.3 million for the year ended December 31, 2021

Commercial Enterprise

CE Software Products & Services revenue increased $44.8 million, or 419%, in the year ended December 31, 2021compared to the corresponding prior year period due primarily due to the acquisition of PandoLogic in September 2021 coupled with expanded services to existing customers in media and entertainment.  CE Managed Services increased $11.9 million, or 27%, in the year ended December 31, 2021 compared to the corresponding prior year period due to growth in new and existing advertising customers and increases in content licensing revenues in part due to resumption of sporting events in the first quarter of 2021 following the cancellation or postponement of substantially all major sporting events in March 2020 due to the COVID-19 pandemic.

Government & Regulated Industries

GRI Software Products & Services revenue increased $0.9 million or 28% in the year ended December 31, 2021 compared to the corresponding prior year period primarily due to growth in the government division, offset by timing of early stage energy deliverables. GRI Software Products & Services revenue from customers in certain markets, particularly government and energy customers, is often project-based and is impacted by the timing of projects. As such, we expect that our revenue from these markets could fluctuate significantly from period to period.

Non-GAAP Gross Profit

As noted above, our non-GAAP gross profit is calculated as our revenue less our cost of revenue, as follows:

	Year Ended
(dollars in thousands)	December 31, 2020
	2021	2020	$ Change	% Change
Revenue	$115,305	$57,708	$57,597	99.8%
Cost of revenue	22,129	15,663	6,466	41.3%
Non-GAAP gross profit	93,176	42,045	51,131	121.6%
Non-GAAP gross margin	80.8%	72.9%

The increase in non-GAAP gross profit and non-GAAP gross margin in 2021 compared to 2020 was due primarily to growth in Software Products & Services revenue, including the September 2021 acquisition of PandoLogic, which collectively generated incremental non-GAAP gross margins in excess of 80% during the three months ended December 31, 2021.

Operating Expenses

	Year Ended
(dollars in thousands)	December 31,
	2021	2020	$ Change	% Change
Cost of revenue	$22,129	$15,663	$6,466	41.3%
Sales and marketing	28,935	19,877	9,058	45.6%
Research and development	25,075	14,379	10,696	74.4%
General and administrative	97,918	50,080	47,838	95.5%
Amortization	8,497	5,382	3,115	57.9%
Total operating expenses	$182,554	$105,381	$77,173	73.2%

Cost of Revenue.  The increase in cost of revenue in 2021 compared to 2020 was primarily due to our higher revenue level, as discussed above. Cost of revenue increased at a lower rate than the increase in revenues due to the introduction of new products with higher non-GAAP gross margin contribution in 2021, including the addition of PandoLogic.

Sales and Marketing. The increase in sales and marketing expenses of $9.1 million or 46% in 2021 compared with 2020 was primarily due to the acquisition of PandoLogic, coupled with a $2.1 million increase in personnel-related costs from the addition of new sales and marketing resources and a $0.8 million increase in non-cash stock-based compensation expense.  As a percentage of revenue, sales and marketing expenses decreased to 25% in 2021 from 34% in 2020.

Research and Development. The increase in research and development expenses of $10.7 million or 74% in 2021 compared with 2020 was primarily due to an increase of $3.6 million in personnel-related costs from the addition of new engineering resources, the September 2021 acquisition of PandoLogic, and a $2.1 million increase in non-cash stock-based compensation attributable primarily to equity awards for new engineering resources and additional expense related to the accelerated vesting of certain Performance Options in the first quarter of fiscal year 2021. As a percentage of revenue, research and development expenses declined to 22% in 2021 from 25% in 2020.

General and Administrative. General and administrative expenses increased $47.8 million or 96% in 2021 compared to 2020 principally due to $41.8 million increases in non-recurring and non-cash expenses of (i) $18.3 million change in the fair value of contingent consideration associated with the PandoLogic transaction, (ii) $17.4 million in non-cash stock-based compensation expense, attributable primarily to additional expense related to the accelerated vesting of Performance Options in the first quarter of fiscal year 2021, (iii) $3.4 million in one-time charges related to the sublease of our former Costa Mesa corporate office space in the first quarter of 2021 and (iv) $2.7 million in transaction costs primarily related to the acquisition of PandoLogic.  In addition, general and administrative expenses increased $5.3 million associated with higher personnel-related costs and the addition of PandoLogic in the third quarter of fiscal year 2021. As a percentage of revenue, general and administrative expenses declined to 85% in 2021 from 87% in 2020.

Amortization.  Amortization expense increased in 2021 compared with 2020 due to certain intangible assets that were acquired in 2017 being fully amortized during 2020, offset by the addition of PandoLogic amortization expense in the third quarter of fiscal year 2021.

Other Expense, Net

Other expense, net for 2021 was comprised primarily of interest expense of $0.5 million. In 2020, other expense, net was comprised primarily of warrant expense of $0.2 million, offset in part by interest income.

Liquidity and Capital Resources

We have historically financed our business through the sale of equity and debt securities.  Our principal sources of liquidity are our cash and cash equivalents, which totaled $254.7 million as of December 31, 2021, compared with total cash and cash equivalents of $114.8 million as of December 31, 2020. The increase in our cash and cash equivalents in 2021 was primarily due to the issuance of the Convertible Notes in November 2021. The Convertible Notes, issued at par value, provided $201.3 million in gross proceeds, $18.6 million of which were used to fund the capped call transactions related to the Convertible Notes and $6.3 million of which were used to pay debt issuance costs for the Convertible Notes. Our largest use of cash in 2021 was $52.8 million paid in connection with the acquisition of PandoLogic. We also generated cash through proceeds from issuances of stock under employee stock plans of $7.9 million and proceeds from the exercise of warrants of $2.3 million.

Cash Flows

A summary of our operating, investing and financing activities is shown in the following table:

	Year Ended
(in thousands)	December 31,
	2021	2020
Cash provided by operating activities	$7,234	$1,433
Cash used in investing activities	(53,843)	(119)
Cash provided by financing activities	186,514	69,438
Net increase in cash, cash equivalents and restricted cash	$139,905	$70,752

Cash Provided By Operating Activities

Our operating activities provided cash of $7.2 million in 2021, primarily due to a net increase of $31.0 million in cash received from advertising customers for future payments to vendors, offset by the effect of our net loss of $70.6 million, adjusted by $70.7 million in non-cash expenses, including $40.1 million in stock-based compensation expense and $18.3 million in change in the fair value of contingent consideration.

Our business strategy includes streamlining operational costs while investing in the development of our AI capabilities and enhancement of our Software Products & Services to grow our business and future revenue. We gauge the amount of cash utilized in these efforts using the Non-GAAP net income (loss) measure, as presented under the heading “Non-GAAP Financial Measures” above. Our provision or usage of cash as measured by Non-GAAP net income (loss) increased to a provision of $6.8 million in 2021 from a use of $20.6 million in 2020, due primarily to an increase in non-GAAP expenses.

Our operating activities provided cash of $1.4 million in 2020, primarily due to a net increase of $25.0 million in cash received from advertising customers for future payments to vendors, offset in part by the effect of our net loss of $47.9 million, adjusted by $26.3 million in non-cash expenses, including $19.5 million in stock-based compensation expense.

Cash Used in Investing Activities

In 2021, our investing activities used cash of $53.8 million, primarily to fund a portion of the consideration for the acquisition of PandoLogic.

In 2020, our investing activities used $0.2 million in cash for capital expenditures, which was offset in part by minimal amounts received from the sale of equipment.

Cash Provided by Financing Activities

Our financing activities provided cash of $186.5 million in 2021. Net cash provided by financing activities consisted of $201.3 million in gross proceeds from the sale of the Convertible Notes, $7.9 million received from the exercise of stock options and purchases of shares under our ESPP and $2.3 million in proceeds received from the exercise of stock warrants, partially offset by a use of $18.6 million to fund the capped call transactions related to the Convertible Notes and a use of $6.3 million in debt issuance costs for the Convertible Notes.

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

Capital Resources

As of December 31, 2021, our only debt obligations were the Convertible Notes issued in the fourth quarter of fiscal year 2021. We have no present agreements or commitments with respect to any material acquisitions of businesses or technologies or any other material capital expenditures.

We have generated significant losses since inception; however, we do expect to begin generating profits in the foreseeable future. With the acquisition of PandoLogic, we believe we have an opportunity to significantly improve our operating income/(loss) in 2022 as compared to 2021. We believe that our current cash and cash equivalents balance will be sufficient to fund our operations in the ordinary course of business for at least the next twelve months from the date of this filing. We have not entered into any off-balance sheet arrangements.

Item 7A.Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information required by Item 305 of Regulation S-K.

Item 8.Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Veritone, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Veritone, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit) , and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Newport Beach, California

March 17, 2022

VERITONE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share and share data)

	As of
	December 31,	December 31,
	2021	2020
ASSETS
Cash and cash equivalents	$254,722	$114,817
Accounts receivable, net	85,063	16,666
Expenditures billable to clients	27,180	18,365
Prepaid expenses and other current assets	12,117	6,719
Total current assets	379,082	156,567
Property, equipment and improvements, net	1,556	2,354
Intangible assets, net	88,247	10,744
Goodwill	34,058	6,904
Long-term restricted cash	855	855
Other assets	954	230
Total assets	$504,752	$177,654
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$46,711	$15,632
Accrued media payments	86,923	55,874
Client advances	10,561	6,496
Contingent consideration, current	19,988	-
Other accrued liabilities	27,093	10,246
Total current liabilities	191,276	88,248
Convertible senior notes, non-current	195,082	-
Contingent consideration, non-current	24,737	-
Other non-current liabilities	13,078	1,196
Total liabilities	424,173	89,444
Commitments and contingencies (Note 9)
Stockholders' equity
Common stock, par value $0.001 per share; 75,000,000 shares authorized; 34,972,256 and 31,799,354 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	35	32
Additional paid-in capital	431,606	368,477
Accumulated deficit	(350,958)	(280,365)
Accumulated other comprehensive (loss) income	(104)	66
Total stockholders' equity	80,579	88,210
Total liabilities and stockholders' equity	$504,752	$177,654

The accompanying notes are an integral part of these consolidated financial statements.

VERITONE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share and share data)

	Year Ended
	December 31,
	2021	2020
Revenue	$115,305	$57,708
Operating expenses:
Cost of revenue	22,129	15,663
Sales and marketing	28,935	19,877
Research and development	25,075	14,379
General and administrative	97,918	50,080
Amortization	8,497	5,382
Total operating expenses	182,554	105,381
Loss from operations	(67,249)	(47,673)
Other expense, net	(600)	(127)
Loss before provision for income taxes	(67,849)	(47,800)
Provision for income taxes	2,744	76
Net loss	$(70,593)	$(47,876)
Net loss per share:
Basic and diluted	$(2.12)	$(1.73)
Weighted average shares outstanding:
Basic and diluted	33,298,382	27,594,911
Comprehensive loss:
Net loss	(70,593)	(47,876)
Foreign currency translation gain (loss), net of income taxes	(170)	20
Total comprehensive loss	$(70,763)	$(47,856)

The accompanying notes are an integral part of these consolidated financial statements.

VERITONE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance as of December 31, 2019	25,670,737	$26	$279,828	$(232,489)	$46	$47,411
Common stock offerings, net	4,941,317	5	65,752	—	—	65,757
Common stock issued under employee stock plans, net	482,417	1	1,059	—	—	1,060
Common stock issued for services	12,100	—	95	—	—	95
Release of Machine Box holdback consideration	105,898	—	-	—	—	—
Stock-based compensation expense	—	—	19,481	—	—	19,481
Exercise of warrants	596,437	—	2,100	—	—	2,100
Issuance of warrants	—	—	308	—	—	308
Common stock returned from acquisition escrow	(9,552)	—	(146)	—	—	(146)
Net loss	—	—	—	(47,876)	—	(47,876)
Other comprehensive income	—	—	—	—	20	20
Balance as of December 31, 2020	31,799,354	32	368,477	(280,365)	66	88,210
Common stock issued under employee stock plans, net	1,176,984	1	7,902	—	—	7,903
Common stock issued for acquisition	1,704,822	2	31,499	—	—	31,501
Common stock issued for services	15,828	—	369	—	—	369
Stock-based compensation expense	—	—	39,696	—	—	39,696
Exercise of warrants	275,268	—	2,279	—	—	2,279
Purchases of capped calls related to convertible notes	—	—	(18,616)	—	—	(18,616)
Net loss	—	—	—	(70,593)	—	(70,593)
Other comprehensive loss	—	—	—	—	(170)	(170)
Balance as of December 31, 2021	34,972,256	$35	$431,606	$(350,958)	$(104)	$80,579

The accompanying notes are an integral part of these consolidated financial statements.

VERITONE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended
	December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(70,593)	$(47,876)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,035	6,407
Loss on disposal of fixed assets	1,894	—
Warrant expense	—	102
Change in fair value of warrant liability	—	200
Change in fair value of contingent consideration	18,325	—
Provision for doubtful accounts	172	293
Loss on sublease	1,211	—
Stock-based compensation expense	40,065	19,539
Common stock returned from acquisition escrow	—	(146)
Other	—	(46)
Changes in assets and liabilities:
Accounts receivable	(47,225)	4,393
Expenditures billable to clients	(8,815)	(8,079)
Prepaid expenses and other current assets	3,368	(1,726)
Other assets	(241)	—
Accounts payable	17,896	(1,382)
Accrued media payments	31,049	29,210
Client advances	4,065	(2,584)
Other accrued liabilities	8,184	3,311
Other liabilities	(1,156)	(183)
Net cash provided by operating activities	7,234	1,433
Cash flows from investing activities:
Proceeds from the sale of equipment	—	56
Capital expenditures	(1,016)	(175)
Acquisitions, net of cash acquired	(52,827)	—
Net cash used in investing activities	(53,843)	(119)
Cash flows from financing activities:
Proceeds from common stock offerings, net	—	66,278
Proceeds from loan	—	6,491
Repayment of loan	—	(6,491)
Proceeds from issuance of convertible senior notes	201,250	—
Payment of debt issuance costs	(6,304)	—
Purchases of capped calls related to convertible senior notes	(18,616)	—
Proceeds from the exercise of warrants	2,279	2,100
Proceeds from issuances of stock under employee stock plans, net	7,905	1,060
Net cash provided by financing activities	186,514	69,438
Net increase in cash and cash equivalents and restricted cash	139,905	70,752
Cash and cash equivalents and restricted cash, beginning of period	115,672	44,920
Cash and cash equivalents and restricted cash, end of period	$255,577	$115,672

Supplemental Disclosure of Cash Flow Information
Cash paid during periods for:
Taxes paid	$129	$69
Non-cash investing and financing activities:
Shares issued for acquisition of businesses and holdback consideration	$31,499	$—

The accompanying notes are an integral part of these consolidated financial statements.

VERITONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data and percentages)

NOTE 1. DESCRIPTION OF BUSINESS

Veritone, Inc., a Delaware corporation (“Veritone”) (together with its wholly owned subsidiaries, collectively, the “Company”), is a provider of artificial intelligence (“AI”) computing solutions. The Company’s proprietary AI operating system, aiWARETM, uses machine learning algorithms, or AI models, together with a suite of powerful applications, to reveal valuable insights from vast amounts of structured and unstructured data. The aiWARE platform offers capabilities that mimic human cognitive functions such as perception, prediction and problem solving, enabling users to quickly, efficiently and cost effectively transform unstructured data into structured data, and analyze and optimize data to drive business processes and insights.  aiWARE is based on an open architecture that enables new AI models, applications and workflows to be added quickly and efficiently, resulting in a future-proof, scalable and evolving solution that can be leveraged by organizations across a broad range of business sectors, serving commercial enterprises as well as government and regulated industries.

In addition, the Company operates a full-service advertising agency that leverages the Company’s aiWARE technologies to provide differentiated Managed Services to its clients. The Company’s advertising services include media planning and strategy, advertisement buying and placement, campaign messaging, clearance verification and attribution, and custom analytics, specializing in host-endorsed and influencer advertising across primarily radio, podcasting, streaming audio, social media and other digital media channels. The Company’s advertising services also include its VeriAds Network, which is comprised of programs that enable broadcasters, podcasters and social media influencers to generate incremental advertising revenue. The Company also offers cloud-native digital content management solutions and licensing services, primarily to customers in the media and entertainment market. These offerings leverage the Company’s aiWARE technologies, providing customers with unique capabilities to enrich and drive expanded revenue opportunities from their content.

On September 14, 2021, the Company acquired PandoLogic Ltd. (“PandoLogic”), a company incorporated under the laws of the state of Israel, and a leading provider of intelligent hiring solutions, as discussed in more detail in Note 3.  PandoLogic’s software platform, PandoIQ, is an AI-enabled talent acquisition and recruitment platform.

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

Liquidity and Capital Resources

During 2021 and 2020, the Company generated cash flows from operations of $7,234 and $1,433, respectively, and incurred net losses of $70,593 and $47,876, respectively.  Also, the Company had an accumulated deficit of $350,958 as of December 31, 2021. Historically, the Company has satisfied its capital needs with the net proceeds from its sales of equity securities, its issuance of convertible debt, and the exercise of common stock warrants.  In 2021, the Company completed an offering of its convertible senior notes for aggregate net proceeds of $194,946 including $6,304 in debt issuance costs, used $18,616 of those net proceeds to purchase the capped call transactions related to the convertible senior notes, received net proceeds of $7,905 from the issuance of common stock under the Company’s employee stock plans and $2,279 from the exercise of common stock warrants. In 2020, the Company completed an offering of its common stock for aggregate net proceeds of $59,771 and raised net proceeds of $5,986 through sales of its common stock under an Equity Distribution Agreement dated June 1, 2018 (the “Equity Distribution Agreement”).

In 2022, driven by the acquisition of PandoLogic in September 2021, the Company expects to generate positive consolidated cash flows from its operations. As a result, management believes that the Company’s existing balances of cash and cash equivalents, which totaled $254,722 as of December 31, 2021, will be sufficient to meet its anticipated cash requirements for the foreseeable future.

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

The amounts due from clients based on costs incurred or fees earned that have not yet been billed to advertising clients are reflected as expenditures billable to clients in the accompanying consolidated balance sheets.

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

The Company classifies its cash equivalents within Level 1 of the fair value hierarchy on the basis of valuations based on quoted prices for the specific securities in an active market.

The Company’s stock warrants are categorized as Level 3 within the fair value hierarchy.  Stock warrants are recorded within other accrued liabilities and equity in the Company’s consolidated balance sheets as of December 31, 2021 and 2020. The warrants have been recorded at their fair values using a probability weighted expected return model or Black-Scholes-Merton option pricing model.  These models incorporate contractual terms and assumptions regarding expected term, risk-free rates and volatility.  The value of the Company’s stock warrants would increase if a higher risk-free interest rate was used and would decrease if a lower risk-free interest rate was used. Similarly, a higher volatility assumption would increase the value of the stock warrants, and a lower volatility assumption would decrease the value of the stock warrants. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management with the assistance of a third-party valuation specialist.

The Company’s contingent consideration is categorized as Level 3 within the fair value hierarchy.  Contingent consideration is recorded within contingent consideration, current and contingent consideration, non-current in the Company’s consolidated balance sheets as of December 31, 2021. The contingent consideration has been recorded at its fair values using a Monte Carlo simulation option pricing framework.  These models incorporate contractual terms and assumptions regarding financial forecasts for PandoLogic, discount rates, and volatility of forecasted revenue.  The value of the Company’s contingent consideration would increase if a lower discount rate was used and would increase if a higher discount rate was used. Similarly, a higher revenue volatility assumption would increase the value of the contingent consideration, and a lower revenue volatility assumption would decrease the value of the contingent consideration. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management with the assistance of a third-party valuation specialist.

The Company’s senior convertible notes are categorized as Level 2 within the fair value hierarchy based on quoted prices in markets that are not active, given that few of the senior convertible notes have been traded since issuance in November 2022. The Company has determined that the carrying value of the senior convertible notes approximates fair value as of December 31, 2021 due to the issuance at fair value occurring in close proximity to the period measured.

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

The amortization periods for intangible assets are as follows:

•	Developed technology — 4 to 5 years
•	Customer relationships — 5 to 7 years
•	Noncompete agreements — 3 to 4 years
•	Trademarks and trade names —2 to 5 years
•	Licensed technology — lesser of the term of the agreement, or the estimated useful life

Intangible asset amortization expense is recorded in amortization on the consolidated statements of operations and comprehensive loss.

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

No impairment of goodwill or long-lived assets was recorded for the years ended December 31, 2021 and 2020.

Revenue Recognition

The Company recognizes revenue under its contracts with customers in accordance with ASU 2014-09, Revenue from Contracts with Customers (“Topic 606”). The Company derives its revenues primarily from two sources: (1) Software Products & Services, which are comprised primarily of subscription and related fees from customers for access to and use of the Company’s platforms and associated services delivered as software-as-a-service (“SaaS”) and (2) Managed Services, which are composed of content licensing revenues made up primarily of fees from customers for licenses to third-party content owners’ digital assets and advertising revenues.

The Company recognizes revenue to depict the transfer of control of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The Company follows a five-step process to determine revenue recognition, as follows:

•	Identifies the contract(s) with a customer;
•	Identifies the performance obligations in the contract;
•	Determines the transaction price;

•	Allocates the transaction price to the performance obligations in the contract; and
•	Recognizes revenue when (or as) performance obligations are satisfied.

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

Software Products & Services Revenues

aiWARE Revenues

The Company has agreements with its customers under which it provides customers with access to and use the Company’s aiWARE and digital content management platforms.  Under most agreements, the Company provides access to the platform, specified applications and associated data ingestion, hosting and/or processing services, and standard user support.  Fees for these services typically take the form of a fixed monthly subscription fee, with certain contracts specifying usage-based fees for data processing services in excess of the data processing services included as part of such subscription services. Fees for excess usage-based data processing services are accounted for as variable consideration.  In certain cases, the fixed monthly subscription fee may adjust during each monthly period of the contract based on changes in the monthly volume of services, at the rates established in the contract.  These contracts typically have terms ranging from one to three years, with renewal options, and do not contain refund-type provisions.  All significant services provided as part of these subscription arrangements are highly interdependent and constitute a single performance obligation comprised of a series of distinct services transferred to the customer in a similar manner throughout the contract term (collectively, the “subscription services”).  The fixed subscription fees are recognized as revenue over the contract term using the output method of passage of time, as this best depicts the pattern of control transfer. If a portion of the term of a contract is cancellable, the Company determines the transaction price for, and recognizes revenue ratably over, the non-cancellable portion of the term of the contract. In certain SaaS arrangements with broadcasters, the fees for subscription services are paid by broadcasters with advertising inventory that is provided to and monetized by the Company. The Company recognizes revenue for these arrangements based on the estimated fair value of the advertising inventory.

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

The Company typically invoices its aiWARE SaaS customers for subscription services monthly, for on-premises software at the time the software is made available for download by the customer, and for professional services either monthly or in accordance with an agreed upon invoicing schedule.  Invoices are typically due and payable within 30 days following the date of invoice.  Amounts that have been invoiced are recorded in revenue or in deferred revenue, depending on whether transfer of control to customers of the promised services has occurred.

PandoLogic Revenues

The Company generates revenue primarily from platform services where it provides its customers access to intelligent hiring services, including ad placements on job boards. Revenue is derived from AI-enabled services, which uses software and algorithms to match buyers and sellers of digital job advertising in a technology-driven marketplace. The Company provides the use of its solution to clients to execute digital hiring campaigns at scale, which are typically ordered through monthly purchasing commitments. The Company charges clients a fee based on various performance indicators as outlined in our customer contracts including job advertisements placed, potential job applicants or other outputs of services placed through its platform, which is accounted for as variable consideration. All services provided as part of these arrangements are highly interdependent and constitute a single performance obligation comprised of a series of distinct services transferred to the customer in a similar manner throughout the contract term. Revenue is recognized over time using the input method of cost incurred as platform services are provided during each campaign as this best depicts the transfer of control. The Company determined that it is not a principal in the purchase and sale of job placements in its arrangements, and as a result, reports its revenue on a net basis for solution fees charged to clients. Costs to source applicants are recorded monthly over the period the services are delivered as an offset to revenue.

Managed Services Revenues

Advertising Revenues

The Company’s advertising services consist primarily of placing advertisements for clients with media vendors, including broadcasters, podcasters and digital media providers. Under the most common billing arrangements, the Company bills and collects the gross cost of the advertisement it places, less any discounts negotiated with its client from the media vendor’s standard agency fee. The Company then remits to the media vendor the gross amount less the standard agency fee. The amount billed to the client, less the amount payable to the media vendor, represents the Company’s fees and is recognized as revenue.

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

The Company’s clients may be required to make a deposit or prepay the gross costs of advertisements, including the Company’s fees. Such amounts are reflected as accrued media payments on the Company’s consolidated balance sheets until all revenue recognition criteria have been met.

For certain advertising products, we provide advertisers with the opportunity to reach unique ad units and markets. Leveraging our aiWARE platform to programmatically manage clearance, verification and analysis of advertising performance, we create marketable advertising products through the curation of our broadcaster and influencer networks. We receive fees from advertisers or resellers as consideration for combined software and services performed by us. The amount expected to be received from the advertiser or through the reseller represents our fees which are recognized when our services are transferred to the customer. The Company concluded that it is the principal in delivering these products to customers and as a result reports revenue on a gross basis.

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

Gross Versus Net Revenue Recognition

The Company reports revenue on a gross or net basis based on management’s assessment of whether the Company acts as a principal or agent in the transaction. To the extent the Company acts as the principal, revenue is reported on a gross basis, net of any sales tax from customers, when applicable. The determination of whether the Company acts as a principal or an agent in a transaction is based on an evaluation of whether the Company controls the good or service prior to transfer to the customer. The Company has determined that it acts as the principal in providing all of its services with the exception of certain content licensing services, advertising services and PandoLogic services, where the Company recognizes its fees on a net basis.

Remaining Performance Obligations

As of December 31, 2021, the aggregate amount of the transaction prices under the Company’s contracts allocated to the Company’s remaining performance obligations was $8,186, approximately 56% of which the Company expects to recognize as revenue over the next twelve months, and the remainder thereafter.  This aggregate amount excludes amounts allocated to remaining performance obligations under contracts that have an original duration of one year or less and variable consideration that is allocated to remaining performance obligations.  Excluded based on this policy are balances related to PandoLogic representing gross purchase orders to be satisfied in less than one year.

Cost of Revenue

Cost of revenue related to the Company’s advertising business consists of production costs relating to advertising content for advertisements placed for clients, and amounts payable to media vendors under revenue sharing arrangements for ad inventory transferred to and monetized by the Company.

Cost of revenue related to the Company’s Software Products & Services consists primarily of fees charged by vendors for cloud infrastructure, computing and storage services and cognitive processing services related to the operation of the Company’s platforms. The Company’s arrangements with cloud infrastructure providers typically require fees that are based on computing time, data storage and transfer volumes, and reserved computing capacity. The Company also pays fees to third-party providers of AI models, which are generally based upon the hours of media processed through their models.

Cost of revenue related to the Company’s Managed Services include royalties paid to content owners on revenue generated from the Company’s licensing of their content, and fees charged by vendors that provide products and services in support of the Company’s live event services and obtaining of talent and property clearances.

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

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred and are primarily included in sales and marketing expenses in the Company’s consolidated statements of operations and comprehensive loss. Advertising and marketing costs include personnel-related costs for sales and marketing resources, online and print advertising, public relations, tradeshows, and sponsorships. For the years ended December 31, 2021 and 2020, the Company recorded expense of $2,681 and $1,214, respectively, for advertising and marketing costs.

Research and Development Costs and Software Development Costs

Research and development costs are expensed as incurred.

Costs related to the development of computer software to be sold, leased, or otherwise marketed by the Company in the future are expensed as incurred. The costs of internal-use software that is developed to meet the Company’s needs and will not be marketed externally is subject to capitalization. The company capitalized $413 of software development costs in 2021 and $72 software development costs were capitalized in 2020.

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

Comprehensive Loss

Comprehensive loss consists of net loss and other gains and losses affecting equity that are excluded from net loss. These consist of foreign currency translation adjustments.

Segment Information

The Company reports segment information based on the internal reporting used by the chief operating decision maker for making decisions and assessing performance as the source of the Company’s reportable segments. As of October 1, 2021, the Company determined that there was a change in the internal reporting for such information reviewed by the chief operating decision maker. As a result, the Company determined that it has one reportable segment.

The chief operating decision maker reviews financial information on a consolidated basis, accompanied by more detailed revenue information for Commercial Enterprise and Government & Regulated Industries (see Note 8), but does not evaluate other metrics such as cost of revenue, operating expenses, total assets, net income (loss), capital expenditures, goodwill or other intangible assets financial information on a more disaggregated basis. The Company’s revenues are generated primarily in the United States of America and it therefore does not report additional information on geographic segments.

Significant Customers

One individual customer accounted for 10% or more of the Company’s revenue for the year ended December 31, 2021.  No individual customers accounted for 10% or more of the Company’s revenue for the year ended December 31, 2020. Two individual customers accounted for 10% or more of the Company’s accounts receivable as of December 31, 2021, and two individual customers accounted for 10% or more of accounts receivable as of December 31, 2020.

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

In August 2020, the FASB issued ASU No. 2020—06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible instruments. This guidance also eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. The Company early adopted the standard as of January 1, 2021 and applied this guidance to the convertible senior notes issued in November 2021. Refer to Note 4 for additional information.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments under this pronouncement will change the way all leases with duration of one year or more are treated. Under this guidance, lessees will be required to capitalize virtually all leases on the balance sheet as a right-of-use asset and an associated financing lease liability or capital lease liability. The right-of-use asset represents the lessee’s right to use, or control the use of, a specified asset for the specified lease term. The lease liability represents the lessee’s obligation to make lease payments arising from the lease, measured on a discounted basis. Based on certain characteristics, leases are classified as financing leases or operating leases. Financing lease liabilities, those that contain provisions similar to capitalized leases, are amortized in the same manner as capital leases are amortized under current accounting rules, as amortization expense and interest expense in the statement of operations. Operating lease liabilities are amortized on a straight-line basis over the life of the lease as lease expense in the statement of operations. This standard will be effective for the Company beginning with the first quarter of fiscal year 2022. The Company will adopt on January 1, 2022 using the modified retrospective method, with the new guidance applied prospectively as of the date of adoption and prior periods not restated. Upon adoption, the Company expects to recognize operating lease liabilities of $4.5 million and operating lease right-of-use assets of $1.1 million.

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

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires entities to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC Topic 606, Revenue from Contracts with Customers, in order to align the recognition of a contract liability with the definition of a performance obligation. This standard will be effective for the Company beginning in the first quarter of fiscal year 2023, and early adoption is permitted. The Company is currently evaluating the impact that this standard will have on its financial statements and related disclosures as well as the timing of adoption.

NOTE 3. BUSINESS COMBINATIONS

On September 14, 2021, the Company acquired 100% of PandoLogic Ltd., a company incorporated under the laws of the state of Israel, pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) dated as of July 21, 2021. PandoLogic is a leading provider of intelligent hiring solutions and utilizes its proprietary platform to accelerate the time and improve the efficiency in the process for employers hiring at scale for both mass market and difficult-to-source candidates. PandoLogic’s fully autonomous recruiting platform helps employers source talent faster and more efficiently with predictive algorithms, machine learning and AI.

The total purchase consideration for PandoLogic was $122,451 (the “Merger Consideration”), which consisted of upfront consideration of $58,733 in cash and $31,500 for the fair value of the Company’s 1,704,822 shares of common stock, up to $65,000 in contingent consideration based on achieving certain earnouts tied to financial performance of PandoLogic in fiscal 2021 and 2022, which amount will be paid in a combination of cash and common stock (the “Earnout”), and a net working capital adjustment of $5,818 paid in cash. The Company utilized a Monte Carlo simulation model to estimate the fair value of the Earnout. The fair value of the Earnout was estimated to be $30,000 as of September 14, 2021, $26,400 of which was deemed to be purchase consideration and recorded within contingent consideration current and contingent consideration non-current on the consolidated balance sheet. The remaining $3,600 will be recognized as compensation expense over the Earnout period in the general and administrative expenses on the consolidated statement of operations and comprehensive loss. Subsequent to the acquisition date, the Company is required to reassess its estimate of the fair value of the Earnout, including certain future Earnout obligations triggered on employment status of certain PandoLogic management employees, and record any changes in earnings when the estimate is based on information not known as of the acquisition date (See Note 6). The Company incurred $2,161 in acquisition related expenses and has recorded them in general and administrative expenses in the consolidated statement of operations and comprehensive loss.

The following table summarizes the fair value of the purchase price consideration (in thousands):

Acquisition consideration	Amount
Cash consideration at closing	$58,733
Equity consideration at closing	31,500
Contingent earnout	26,400
Net working capital adjustment	5,818
Total	$122,451

The allocation of the purchase consideration to tangible and intangible assets acquired and liabilities assumed is based on estimated fair values and is as follows (in thousands):

Purchase price allocation**	Amount
Cash	$11,581
Accounts receivable	21,344
Prepaid and other current assets	8,710
Property and equipment	618
Intangible assets	86,000
Other assets	1,653
Total assets acquired	129,906
Accounts payable	13,183
Accrued expenses and other current liabilities	9,443
Deferred tax liability	11,828
Total liabilities assumed	34,454
Identifiable net assets acquired	$95,452
Goodwill	26,999
Total purchase consideration	$122,451

**The excess of the total consideration over the tangible assets, identifiable intangible assets, and assumed liabilities is recorded as goodwill. Goodwill is primarily attributable to operational efficiencies from operating PandoLogic products on aiWARE as well as opportunities to cross-sell into our commercial enterprise customer base.

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

	Estimated Fair Value	Estimated Useful Lives (in years)
Customer relationships	68,000	5 - 7
Developed technology	16,000	4
Trade name	2,000	5
Total intangible assets	$86,000

Taxes

In connection with the acquisition, a net deferred tax liability of $11,828 was established primarily for the differences between the fair value of the acquired non-goodwill intangible assets and PandoLogic’s historical tax basis in these assets.  No deferred tax asset or liability is recorded on PandoLogic goodwill, $25,141 of which is not deductible for tax purposes.  In August 2021, PandoLogic obtained the approval for Preferred Technology Enterprise status under which its Israeli tax rate is reduced from the 23% statutory rate to a 12% beneficial rate.  This arrangement is scheduled to expire in December 2025.  The acquired Israel deferred tax assets and liabilities are computed based on the tax rate in the year of their expected reversal.  No valuation allowance is recorded against acquired PandoLogic deferred tax assets as it is more likely than not they will be utilized to offset future taxable income.

Unaudited Pro Forma Results

The unaudited pro forma financial information in the table below summarizes the combined results of operations for Veritone and PandoLogic as if the companies were combined for the years ended December 31, 2021 and December 31, 2020. The unaudited pro forma financial information for all periods presented included the business combination accounting effects resulting from this acquisition, including adjustments to reflect recognition of intangible asset amortization and accretion of contingent consideration. The unaudited pro forma financial information as presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of January 1, 2020.

The unaudited pro forma financial information was as follows (in thousands):

	Year Ended	Year Ended
	December 31,	December 31,
	2021	2020
Net revenue	$148,129	$105,094
Loss before provision for income taxes	$(69,474)	$(33,965)
Net loss	$(73,145)	$(32,191)

The Company recognized $38,315 in revenue and $18,317 of net income related to PandoLogic since the acquisition date of September 14 through December 31, 2021 in the consolidated statement of operations and comprehensive loss.

NOTE 4. DEBT

Convertible Senior Notes

In November, 2021, the Company issued, at par value, $201.3 million aggregate principal amount of 1.75% convertible senior notes due 2026 (the “Convertible Notes”). The issuance included the full exercise of an option granted by the Company to the initial purchasers of the Convertible Notes to purchase an additional $26.25 million aggregate principal amount of Convertible Notes. The Convertible Notes were issued pursuant to and are subject to the terms and conditions of an indenture, which is referred to as the Indenture, between the Company and U.S. Bank National Association, as trustee. The Convertible Notes were offered and sold in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.

The Convertible Notes are senior, unsecured obligations of the Company and will bear interest at a rate of 1.75% per year. Interest will accrue from November 19, 2021 and will be payable semi-annually in arrears on May 15 and November 15 of each year, beginning on May 15, 2022. The Convertible Notes will mature on November 15, 2026, unless earlier converted, redeemed, or repurchased in accordance with the terms of the Convertible Notes.

Holders of the Convertible Notes may convert all or any portion of their Convertible Notes at their option at any time prior to the close of business on the business day immediately preceding May 15, 2026, only under the following conditions: (1) during any calendar quarter commencing after the calendar quarter ending on March 31, 2022 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate for the Convertible Notes on each such trading day; (3) if the Company calls such Convertible Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the applicable redemption date; or (4) upon the occurrence of specified corporate events. On or after May 15, 2026, holders may convert all or any portion of their Convertible Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date regardless of the foregoing conditions. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its common stock or a combination of cash and shares of our common stock, at the Company’s election.

The conversion rate for the Convertible Notes will initially be 27.2068 shares of the Company’s common stock per $1,000 principal amount of Convertible Notes (equivalent to an initial conversion price of approximately $36.76 per share of common stock). The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date or following the Company’s issuance of a notice of redemption, the Company will, in certain circumstances, increase the conversion rate for a holder who elects to convert its Convertible Notes in connection with such a corporate event or who elects to convert its Convertible Notes called (or deemed called) for redemption during the related redemption period, as the case may be.

The Company may not redeem the Convertible Notes prior to November 20, 2024. The Company may redeem for cash all or any portion of the Convertible Notes (subject to certain limitations), at its option, on or after November 20, 2024 if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the Convertible Notes.

If the Company undergoes a fundamental change prior to the maturity date, subject to certain conditions, holders may require the Company to repurchase for cash all or any portion of their Convertible Notes. The fundamental change repurchase price will be equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

The Convertible Notes are the Company’s senior unsecured obligations and rank senior in right of payment to all of the Company’s indebtedness that is expressly subordinated in right of payment to the Convertible Notes; equal in right of payment with all existing and future liabilities of the Company that are not so subordinated; effectively junior to any of secured indebtedness of the Company to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) and any preferred equity of the Company’s current or future subsidiaries.

The net proceeds from the issuance of the Convertible Notes were approximately $194.9 million, after deducting debt issuance costs. The total debt issuance costs incurred and recorded by the Company amounted to $6.3 million, which were recorded as a reduction to the face amount of the Convertible Notes and will be amortized to interest expense using the effective interest method over the contractual term of the Convertible Notes. The Convertible Notes are recorded as a liability within convertible senior notes, non-current.

For the year ended December 31, 2021, interest expense related to the Convertible Notes and amortization of the issuance costs was $0.5 million. The effective annual interest rate for 2021 was approximately 2.42%. As of December 31, 2021, the if-converted value of the Convertible Notes did not exceed the outstanding principal amount. As of December 31,

2021, the total principal at issuance of the Convertible Notes of $201.3 million approximates fair value due to the issuance at fair value occurring in close proximity to the period measured.

Capped Calls

In connection with the pricing of the Convertible Notes, with the full exercise by the initial purchasers of their option to purchase additional Convertible Notes in November 2021, the Company used approximately $18.6 million of the net proceeds from the issuance of the Convertible Notes to enter into privately negotiated capped call transactions, which are referred to as the capped calls, with various financial institutions.

The capped call transactions will cover, subject to anti-dilution adjustments substantially similar to those applicable to the Convertible Notes, the number of shares of the Company’s common stock underlying the Convertible Notes. The capped call transactions are expected generally to reduce the potential dilution to the Company’s common stock upon conversion of the Convertible Notes and/or offset some or all of any cash payments the Company is required to make in excess of the principal amount of converted Convertible Notes, as the case may be, in the event that the market price per share of the Company’s common stock, as measured under the terms of the capped call transactions, is greater than the strike price of the capped call transactions, which initially corresponds to the conversion price of the Convertible Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Convertible Notes. If, however, the market price per share of the Company’s common stock, as measured under the terms of the capped call transactions, exceeds the cap price of the capped call transactions, there would nevertheless be dilution and/or there would not be an offset of such potential cash payments, in each case, to the extent that such market price exceeds the cap price of the capped call transactions. The initial cap price of the capped calls is $48.55 per share of common stock, which represents a premium of 75% over the last reported sale price of the Company’s common stock of $27.74 per share on November 16, 2021, and is subject to certain customary adjustments under the terms of the capped calls; provided that the cap price will not be reduced to an amount less than the strike price of $35.76 per share.

The capped call transactions are separate transactions and are not part of the terms of the Convertible Notes. The capped calls meet the criteria for classification as equity and, as such, are not remeasured each reporting period and are included as a reduction to additional paid-in-capital within stockholders’ equity.

NOTE 5. NET LOSS PER SHARE

The following table presents the computation of basic and diluted net loss per share:

	Year Ended
	December 31,
	2021	2020
Numerator
Net loss	$(70,593)	$(47,876)
Denominator
Weighted-average common shares outstanding	33,310,794	27,609,403
Less: Weighted-average shares subject to repurchase	(12,412)	(14,492)
Denominator for basic and diluted net loss per share attributable to common stockholders	33,298,382	27,594,911
Basic and diluted net loss per share	$(2.12)	$(1.73)

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

	Year Ended
	December 31,
	2021	2020
Common stock options and restricted stock units	9,913,421	10,251,790
Warrants to purchase common stock	548,374	1,470,812
Common stock issuable in connection with convertible senior notes	5,475,369	—
Total	15,937,164	11,722,602

NOTE 6. FINANCIAL INSTRUMENTS

Cash, Cash Equivalents

The Company’s money market funds are categorized as Level 1 within the fair value hierarchy. As of December 31, 2021, the Company’s cash and cash equivalents were as follows:

		Gross		Cash and
		Unrealized	Fair	Cash
	Cost	Losses	Value	Equivalents
Cash	$253,693	$—	$253,693	$253,693
Level 1:
Money market funds	1,029	—	1,029	1,029
Total	$254,722	$—	$254,722	$254,722

As of December 31, 2020, the Company’s cash and cash equivalents were as follows:

		Gross		Cash and
		Unrealized	Fair	Cash
	Cost	Losses	Value	Equivalents
Cash	$44,795	$—	$44,795	$44,795
Level 1:
Money market funds	70,022	—	70,022	70,022
Total	$114,817	$—	$114,817	$114,817

Contingent Consideration

All of the Company’s contingent consideration liabilities are categorized as Level 3 within the fair value hierarchy. Contingent consideration was valued at the time of acquisition using the Monte Carlo simulation model. This model incorporates revenue volatility, internal rate of return, and risk-free rate. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management with the assistance of a third-party valuation specialist.

The following table summarizes quantitative information with respect to the significant unobservable inputs that were used to value the contingent consideration as of December 31, 2021:

Contingent
Consideration
Revenue volatility	15%
Internal rate of return	45%
Risk-free rate	1.9%

As of December 31, 2021, the Company’s contingent consideration liabilities current and non-current balances were as follows:

		Changes in	Fair	Contingent
	Cost	Fair Value	Value	Consideration
Level 3:
Contingent consideration, current	18,017	1,971	19,988	19,988
Contingent consideration, non-current	8,383	16,354	24,737	24,737
Total	$26,400	$18,325	$44,725	$44,725

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

In April 2020, in connection with a consulting agreement between the Company and a consulting firm, the Company issued to such firm a warrant to purchase up to 50,000 shares of the Company’s common stock (the “Compensation Warrant”). The Compensation Warrant was fully vested and exercisable upon issuance, had an exercise price of $3.01 per share and was fully exercised prior to its expiration on December 31, 2021. The holder was able to redeem the warrant for a number of shares having a value equal to the in-the-money value of the warrant. The fair value of this stock warrant was $59, which was determined using the Black-Scholes option-pricing model and was recorded in general and administrative operating expenses during the year ended December 31, 2020. The Company also issued to such firm in connection with the consulting agreement an additional warrant to purchase up to 400,000 shares of the Company’s common stock (the “Performance Warrant” and collectively with the Compensation Warrant, the “2020 Stock Warrants”). The Performance Warrant has an exercise price of $3.01 per share, shall vest and become exercisable in three substantially equal installments of 133,333 shares upon the achievement of specified performance goals and/or a market condition, and expires on December 31, 2023. The market condition was achieved in 2020 and, accordingly, the first installment of 133,333 shares underlying the Performance Warrant has vested and is exercisable. The fair value of the installment of the Performance Warrant tied to the market condition is $43, which was determined using a Monte Carlo simulation model and was recorded in general and administrative operating expenses for the year ended December 31, 2020. The Company has not recorded any fair value with respect to the remaining installments linked to performance goals, because the achievement of such performance goals is not considered probable.

The following table summarizes quantitative information with respect to the significant unobservable inputs that were used to value the 2020 Stock Warrants:

	Compensation	Performance
	Warrant	Warrant
Volatility	88%	85%
Risk-free rate	0.23%	0.34%
Term	1.7 years	4

In April 2018, in connection with the advisory agreement between the Company and a financial advisory firm, the Company issued such firm a five-year warrant to purchase up to 20,000 shares of the Company’s common stock (“April 2018 Warrant”). The April 2018 Warrant was fully vested and exercisable upon issuance and has an exercise price of $11.73 per share and expires on April 6, 2023. The Company recorded this stock warrant at its fair value of $207 using the Black-Scholes option-pricing model. The holder may redeem the warrant for a number of shares having a value equal to the in-the-money value of the warrant. The April 2018 Warrant was outstanding at December 31, 2021.

NOTE 7. GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

The carrying amount of goodwill was $34,058 as of December 31, 2021 and $6,904 as of December 31, 2020. The increase in the carrying amount of goodwill is due solely to the acquisition of PandoLogic in September 2021.

Intangible Assets

The following table sets forth the Company’s finite-lived intangible assets resulting from business acquisitions and other purchases, which continue to be amortized:

		December 31, 2021			December 31, 2020
	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Software and technology	0.2	$3,582	$(3,515)	$67	$3,582	$(3,357)	$225
Licensed technology	0.0	500	(500)	—	500	(375)	125
Developed technology	3.3	25,600	(7,564)	18,036	9,600	(4,480)	5,120
Customer relationships	6.2	77,300	(9,157)	68,143	9,300	(4,340)	4,960
Noncompete agreements	0.6	800	(683)	117	800	(486)	314
Trade names	4.7	2,100	(216)	1,884	—	—	—
Total	5.6	$109,882	$(21,635)	$88,247	$23,782	$(13,038)	$10,744

The following table presents future amortization of the Company’s finite-lived intangible assets at December 31, 2021:

2022	$18,549
2023	17,091
2024	14,571
2025	13,405
2026	9,988
Thereafter	14,643
Total	$88,247

NOTE 8. CONSOLIDATED FINANCIAL STATEMENTS DETAILS

Consolidated Balance Sheets Details

Cash and cash equivalents

As of December 31, 2021 and December 31, 2020, the Company had cash and cash equivalents of $254,722 and $114,817, respectively, including $66,401 and $40,052, respectively, of cash received from advertising customers and content licensees for future payments to vendors.

Accounts Receivable, Net

Accounts receivable consisted of the following:

	As of
	December 31,	December 31,
	2021	2020
Accounts receivable — Managed Services(1)	$21,347	$14,916
Accounts receivable — Software Products & Services(2)	59,568	—
Accounts receivable — Other	4,926	1,868
	85,841	16,784
Less: allowance for doubtful accounts	(778)	(118)
Accounts receivable, net	$85,063	$16,666

(1) Accounts receivable – Managed Services reflects the amounts due from the Company’s advertising customers.

(2) Accounts receivable – Software Products & Services reflects the amounts due from the Company’s PandoLogic customers.

Property, Equipment and Improvements, Net

Property, equipment and improvements consisted of the following:

	As of
	December 31,	December 31,
	2021	2020
Property and equipment	$4,262	$2,365
Leasehold improvements	167	2,899
	4,429	5,264
Less: accumulated depreciation	(2,873)	(2,910)
Property, equipment and improvements, net	$1,556	$2,354

Depreciation expense was $538 and $1,025 for the years ended December 31, 2021 and 2020, respectively.

During 2021, primarily in connection with the sublease of its former corporate office space located in Costa Mesa, California, the Company wrote-off approximately $3,852 in property and equipment and leasehold improvements and recorded a net loss on disposal of $1,894. During the year ended December 31, 2020, the Company disposed of $34 in property, equipment, and improvements and recorded a $10 loss on disposal.

Accounts Payable

Accounts payable consisted of the following:

	As of
	December 31,	December 31,
	2021	2020
Accounts payable — Managed Services(1)	$23,613	$14,688
Accounts payable — Other	23,098	944
Total	$46,711	$15,632

(1) Accounts payable –Managed Services reflects the amounts due to media vendors for advertisements placed on behalf of the Company’s advertising clients.

Consolidated Statements of Operations and Comprehensive Loss Details

Revenue

Revenue for the periods presented were comprised of the following:

	Year Ended
	December 31,
	2021	2020
Commercial Enterprise	$111,274	$54,557
Government & Regulated Industries	4,031	3,151
Total revenue	$115,305	$57,708

In the third quarter of fiscal year 2021, the Company realigned its organization to improve focus and growth into two customer groups: (1) Commercial Enterprise, which today consists of customers in the commercial sector, including our media and entertainment customers, advertising customers, content licensing customers and PandoLogic customers; and (2) Government & Regulated Industries, which today consists of customers in the government and regulated industries sectors, including our state, local and federal government, legal, compliance and energy customers.

Software Products & Services consists of revenue generated from our aiWARE platform and PandoLogic’s talent acquisition solutions, any related support and maintenance services, and any related professional services associated with the deployment and or implementation of such solutions.

Managed Services consists of revenues generated from our content licensing customers and advertising agency customers and related services.

The tables below illustrate the presentation of our revenues based on the above definitions:

	Year Ended
	December 31, 2021
		Government &
	Commercial	Regulated
	Enterprise	Industries	Total
Total Software Products & Services(1)	$55,484	$4,031	$59,515

Managed Services
Advertising	40,800	—	40,800
Content Licensing	14,990	—	14,990
Total Managed Services	55,790	—	55,790

Total Revenue	$111,274	$4,031	$115,305

(1)	Software Products & Services consists of aiWARE revenues of $21,200 as well as PandoLogic revenues of $38,315

	Year Ended
	December 31, 2020
		Government &
	Commercial	Regulated
	Enterprise	Industries	Total
Total Software Products & Services	$10,712	$3,151	$13,863

Managed Services
Advertising	31,550	—	31,550
Content Licensing	12,295	—	12,295
Total Managed Services	43,845	—	43,845

Total Revenue	$54,557	$3,151	$57,708

Other Expense, Net

Other expense, net for the periods presented was comprised of the following:

	Year Ended
	December 31,
	2021	2020
Interest (expense) income, net	$(538)	$85
Change in fair value of warrant liability	—	(200)
Other	(62)	(12)
Other expense, net	$(600)	$(127)

NOTE 9. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases facilities under operating lease arrangements expiring at various years through fiscal 2024. Certain of the Company’s leases contain standard rent escalation and renewal clauses. Under certain leases, the Company is required to pay operating expenses in addition to base rent.  Rent expense for lease payments is recognized on a straight-line basis over the lease term.

In February 2021, the Company entered into an office sublease (the “Sublease”) with a third party (the “Subtenant”), pursuant to which the Company has subleased its former office space located in Costa Mesa, California, consisting of approximately 37,875 square feet, which the Company leases pursuant to an existing lease agreement expiring in 2024 (the “Lease”). The term of the Sublease commenced in March 2021 and will continue through December 31, 2024, coterminous with the Lease. Pursuant to the Sublease, the Subtenant will pay to the Company monthly base rent, which is subject to annual rent escalations, as well as a portion of the operating expenses and taxes payable by the Company under the Lease. The Company recognized contract termination costs as a liability when it ceased using the rights conveyed under the Lease. During the year ended December 31, 2021, the Company recorded approximately $3,367 in charges resulting from the Sublease, consisting of $1,894 loss on disposal of property and equipment and leasehold improvements, $1,211 loss on sublease, and $262 in initial direct costs.

On December 8, 2021, the Company signed an office lease (the “Lease”) pursuant to which the Company will lease office space located at 5921 California Avenue, Irvine, California, consisting of approximately 13,437 square feet. The Lease agreement is between the Company and Cloudvirga, Inc. (the “Sublessor”), subject to the written consent of the Landlord to the Sublessor’s original lease. The term of the Lease will commence on January 1, 2022 and will continue through December 31, 2023.  Pursuant to the Lease, the Company will pay to the Sublessor base rent in an amount of $27 per month, with rent abated during the second month of the term. While the Lease had not yet commenced during the year ending December 31, 2021, because the Lease was signed in 2021 the payments for the Lease are included within our future minimum lease payments below.

As of December 31, 2021, future minimum lease payments were as follows:

2022	2,532
2023	2,091
2024	1,730
Total minimum payments	$6,353

As of December 31, 2021, minimum sublease rental income to be received in the future under noncancelable subleases was approximately $3,402. The total rent expense for all operating leases was $4,668 and $2,987 for the years ended December 31, 2021 and 2020, respectively.

Sales Taxes

 The Company collects and remits sales tax in jurisdictions in which it has a physical presence or it believes nexus exists, which therefore obligates the Company to collect and remit sales tax. During the years ended December 31, 2021 and 2020, the Company recorded a $516 liability and a $1,036 liability, respectively, for potential exposure in several states where there is uncertainty about the point in time at which the Company established a sufficient business connection to create nexus.

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

Other Common Stock Transactions

In 2021 and 2020, the Company issued an aggregate of 1,176,984 and 482,417 shares of its common stock, respectively, in connection with the exercise of stock options, grants of restricted stock awards and vesting of restricted stock units (net of forfeitures of restricted stock) under its stock incentive plans, and purchases under its Employee Stock Purchase Plan (the “ESPP”).

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

In 2021, the Company issued a total of 252,218 shares of its common stock upon the exercise of warrants for an aggregate exercise price of $2,279 and issued an aggregate of 23,050 shares of its common stock upon exercises of warrants to purchase an aggregate of 26,000 shares of its common stock, which were effected on a net exercise basis without cash payment of the exercise price. In 2020, the Company issued 154,311 shares of its common stock upon the exercise of warrants for an aggregate exercise price of $2,100, and issued an aggregate of 442,126 shares of common stock upon exercises of warrants to purchase an aggregate of 813,400 shares of common stock, which were effected on a net exercise basis without cash payment of the exercise price.

In 2021 and 2020, the Company issued 15,828 and 12,100 shares of its common stock, respectively, to consultants in consideration for services rendered. The Company valued these stock issuances based on the closing price of its common stock on the issuance date and recorded the expense of $369 and $95 in general and administrative expenses in the Company’s consolidated statement of operations and comprehensive loss for the years ended December 31, 2021 and December 31, 2020, respectively.

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

Common Stock Warrants

As discussed in Note 6 and above, in 2020, the Company issued warrants to purchase an aggregate of 450,000 shares of the Company’s common stock and warrants to purchase an aggregate of 967,711 shares of common stock were exercised in 2020.

The table below summarizes the warrants outstanding at December 31, 2021:

			Number of
		Exercise	Shares of
Issuance Date	Life in Years	Price	Common Stock
Various dates in 2017	10	$13.6088	145,945
April 2018	5	$11.73	20,000
April 2020 Performance Warrant	3.7	$3.01	330,667
			496,612

The table below summarizes the warrants outstanding at December 31, 2020:

			Number of
		Exercise	Shares of
Issuance Date	Life in Years	Price	Common Stock
Various dates in 2017	10	$13.6088	313,440
April 2018	5	$11.73	20,000
April 2020 Compensation Warrant	1.7	$3.01	50,000
April 2020 Performance Warrant	3.7	$3.01	396,000
			779,440

NOTE 11. STOCK PLANS

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

2017 Stock Incentive Plan

In April 2017, the Company’s Board of Directors and stockholders approved and adopted the 2017 Stock Incentive Plan (the “2017 Plan”), which became effective on May 11, 2017. Under the 2017 Plan, incentive stock options, nonstatutory stock options, stock appreciation rights, stock awards and restricted stock units may be granted to employees, non-employee directors, consultants and advisors. Awards granted under the 2017 Plan may be subject to time-based and/or performance-based vesting conditions.  The Company had initially reserved 2,000,000 shares of its common stock for issuance under the 2017 Plan. The share reserve increases automatically on the first trading day of January each calendar year by an amount equal to 3% of the total number of shares of common stock outstanding on the last trading day in December of the immediately preceding calendar year, up to an annual maximum of 750,000 shares. As of December 31, 2021, an aggregate of 97,797 shares of common stock were available for future grant under the 2017 Plan.

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

As of December 31, 2021, 8,798 shares of common stock were available for future grant under the 2018 Plan.

Inducement Grant Plan

In October 2020, the Company’s Board of Directors adopted the Company’s Inducement Grant Plan.  Under the Inducement Grant Plan, nonstatutory stock options, stock appreciation rights, stock awards, restricted stock units and dividend equivalent rights may be granted as an inducement material for eligible persons to enter into employment with the Company in accordance with NASDAQ Marketplace Rule 5635(c)(4) and the related guidance under NASDAQ IM 5635-1, and any amendments or supplements thereto.  The Company has initially reserved 750,000 shares of common stock for issuance under the Inducement Grant Plan.  As of December 31, 2021, an aggregate of 157,505 shares of common stock were available for future grant under the Inducement Grant Plan.

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

The assumptions used in the Monte Carlo simulation model for computing the fair values of the Performance Options on the August 2020 modification date and immediately before the modification are set forth in the table below:

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

The fair values of time-based stock options granted under the Stock Plans and purchase rights under the ESPP are determined as of the grant date using the Black-Scholes-Merton option-pricing model. The assumptions used in calculating the fair values of time-based stock options granted during the years ended December 31, 2021 and 2020 are set forth in the table below:

	Year Ended	Year Ended
	December 31,	December 31,
	2021	2020
Expected term (in years)	5.5 - 6.1	6.0 - 6.1
Expected volatility	80% - 83%	68% - 83%
Risk-free interest rate	0.6% - 1.4%	0.4% - 1.2%
Expected dividend yield	—	—

The assumptions used in calculating the fair values of purchase rights granted under the ESPP during the years ended December 31, 2021 and 2020 are set forth in the table below:

	Year Ended	Year Ended
	December 31,	December 31,
	2021	2020
Expected term (in years)	0.5 - 2.0	0.5 - 2.0
Expected volatility	67% - 119%	65% - 130%
Risk-free interest rate	0.1%	0.1% - 1.5%
Expected dividend yield	—	—

The Company values Performance Options using a Monte Carlo simulation model. A fair value per share is determined for each of the three equal tranches of each Performance Option. No Performance Options were granted during the year ended December 31, 2021. The assumptions used in the Monte Carlo simulation model for computing the grant date fair values of the Performance Options granted during the year ended December 31, 2020 are set forth in the table below:

Year Ended
December 31,
2020
Grant date stock price	$11.10
Dividend yield	—%
Risk-free interest rate	0.8%
Estimated volatility	85%

The stock-based compensation expense by type of award and by operating expense grouping are presented below:

	Year Ended
	December 31,
	2021	2020
Stock-based compensation expense by type of award:
Restricted stock units	$19,088	$5,560
Restricted stock awards	19	181
Machine Box contingent common stock issuances	—	(37)
Performance-based stock options	16,315	8,480
Stock options	3,720	4,767
Employee stock purchase plan	423	493
Common stock issued for services	500	95
Total	$40,065	$19,539

Stock-based compensation expense by operating expense grouping:
Cost of revenue	$116	—
Sales and marketing	1,716	889
Research and development	3,217	1,046
General and administrative	35,016	17,604
	$40,065	$19,539

Stock Plan Activity

Restricted Stock Awards

The Company’s restricted stock award activity for the year ended December 31, 2021 was as follows:

		Weighted
		Average Grant
	Shares	Date Fair Value
Unvested at December 31, 2020	—	$—
Granted	581	$32.33
Vested	(581)	$32.33
Unvested at December 31, 2021	—

As of December 31, 2021, there was no unrecognized compensation cost related to restricted stock awards. Stock awards with respect to a total of 581 shares of common stock were granted during the year ended December 31, 2021, which were fully vested upon grant. The fair values of restricted stock awards that vested during the year ended December 31, 2021 totaled $19.  Stock awards with respect to a total of 6,903 shares of common stock were granted during the year ended December 31, 2020, which were fully vested upon grant. The fair values of restricted stock awards that vested during the year ended December 31, 2020 totaled $238.

Restricted Stock Units

The Company’s restricted stock units activity for the year ended December 31, 2021 was as follows:

		Weighted
		Average Grant
	Shares	Date Fair Value
Unvested at December 31, 2020	829,124	$11.53
Granted	896,329	$33.33
Forfeited	(34,618)	$39.00
Vested	(804,374)	$11.47
Unvested at December 31, 2021	886,461	$32.56

As of December 31, 2021, total unrecognized compensation cost related to restricted stock units was $14,324, which is expected to be recognized over a period of 2.6 years. The weighted average grant date fair values per share of restricted stock units granted in the years ended December 31, 2021 and 2020 were $33.33 and $10.94, respectively. The fair values of restricted stock units vested during the years ended December 31, 2021 and 2020 totaled $18,886 and $2,519, respectively.

Performance Options

The activity related to Performance Options for the year ended December 31, 2021 was as follows:

		Weighted-Average
			Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at December 31, 2020	4,234,020	$10.55
Exercised	(373,041)	$5.77
Forfeited	(12,552)	$5.92
Expired	(13,986)	$5.41
Outstanding at December 31, 2021	3,834,441	$11.05	6.51 years	$438,278
Exercisable at December 31, 2021	3,834,441	$11.05	6.51 years	$438,278

During 2021, the Company achieved all of the stock price milestones applicable to substantially all of the performance-based stock options and, as a result, such performance-based stock options vested and all associated unrecognized compensation was accelerated and recognized in full as a one-time expense of $16,268. The aggregate intrinsic value of the options exercised during the year ended December 31, 2021 was $8,288. No performance-based stock options were granted during the year ended December 31, 2021. The weighted average grant date fair values per share of Performance Options granted during the year ended December 31, 2020 was $7.36. No performance-based stock options vested during the year ended December 31, 2020.

Stock Options

The activity related to all other stock options for the year ended December 31, 2021 was as follows:

		Weighted-Average
			Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at December 31, 2020	5,400,070	$12.60
Granted	848,955	$28.18
Exercised	(515,807)	$9.58
Forfeited	(220,109)	$17.45
Expired	(4,501)	$7.48
Outstanding at December 31, 2021	5,508,608	$15.10	6.23 years	$45,262
Exercisable at December 31, 2021	4,207,518	$13.71	5.62 years	$36,982

The weighted average grant date fair values per share of stock options granted in the years ended December 31, 2021 and 2020 were $18.64 and $4.69, respectively. The aggregate intrinsic values of the options exercised during the years ended December 31, 2021 and 2020 were $10,145 and $2,238, respectively. The total grant date fair values of stock options vested during the years ended December 31, 2021 and 2020 were $2,665 and $5,205, respectively.

At December 31, 2021, total unrecognized compensation expense related to stock options was $14,831 and is expected to be recognized over a weighted average period of 3.3 years.

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

The ESPP contains a reset provision, which provides that, if the Company’s stock price on any purchase date under an offering period is less than the stock price on the start date of that offering period, then all employees participating in that offering period will be automatically transferred to the new offering period starting on the next business day following such purchase date, so long as the stock price on that start date is lower than the stock price on the start date of the offering period in which they are enrolled.  This reset feature was triggered under the ESPP on February 1, 2019 and February 1, 2020. These resets constituted modifications pursuant to the guidance in ASC 718, Stock Based Compensation.  The Company engaged specialists to determine the incremental cost associated with the modification by calculating the expense related to the modified awards using the assumptions before and after the trigger dates. The modifications did not have a material effect on the Company’s stock-based compensation expense for the years ended December 31, 2021 and 2020.

Employee payroll deductions accrued under the ESPP as of December 31, 2021 and 2020 totaled $282 and $135, respectively. During the years ended December 31, 2021 and 2020, a total of 135,636 and 126,550 shares of common stock were purchased under the ESPP at a weighted average purchase price of $6.77 and $1.90, respectively.

NOTE 12. PROVISION FOR INCOME TAXES

The components of the Company’s loss before the provision for income taxes consisted of the following:

	Year Ended
	December 31,
	2021	2020
United States of America	$(88,092)	$(47,831)
Foreign	20,243	31
Total	$(67,849)	$(47,800)

The provision for income taxes consisted of the following for the years ended December 31, 2021 and 2020:

	Year Ended
	December 31,
	2021	2020
Current
Federal	$249	$—
State	99	70
Foreign	2,988	6
Total current provision	3,336	76

Deferred
Federal	(10,549)	(11,573)
State	(6,197)	(4,532)
Foreign	(520)	—

Change in valuation allowance	16,674	16,105
Total deferred benefit	(592)	—
Total provision for income taxes	$2,744	$76

A reconciliation of the statutory U.S. federal income tax rate to the Company's effective tax rate for the years ended December 31, 2021 and 2020 is as follows:

	Year Ended
	December 31,
	2021	2020
Tax, computed at the federal statutory rate	21.00%	21.00%
State taxes, net of federal tax benefit	9.37	9.36
Foreign rate differential	3.54	—
Global intangible low-taxed income	(6.84)	—
Stock-based compensation	6.47	1.49
Earn-out revaluation	(7.08)	—
Meals, entertainment and other	(5.92)	1.68
Change in valuation allowance	(24.58)	(33.69)
(Provision for) benefit from income taxes	(4.04)%	(0.16)%

The significant components of the Company’s deferred income tax assets and liabilities as of December 31, 2021 and 2020 were as follows:

	Year Ended
	December 31,
	2021	2020
Net operating loss carryforwards	$55,385	$44,711
Stock-based compensation	21,003	15,866
Accrued expenses	1,146	2,352
Research credits	4,632	3,193
Other	669	518
Total gross deferred tax assets	82,835	66,640
Valuation allowance	(81,784)	(65,110)
Total deferred tax assets	1,051	1,530

Other - fixed assets and intangibles	(589)	(1,530)
Acquired intangibles	(11,367)	—
Total deferred tax liabilities	(11,956)	(1,530)
Net deferred tax liabilities	$(10,905)	$—

The Company has evaluated the available positive and negative evidence supporting the realization of its gross deferred tax assets, including its cumulative losses, and the amount and timing of future taxable income, and has determined it is more likely than not that certain historical U.S. federal and state deferred tax assets will not be realized. Accordingly, the Company recorded a valuation allowance as of December 31, 2021 and 2020 against these deferred tax assets.

The change in the valuation allowance for the years ended December 31, 2021 and 2020 is as follows:

	Year Ended
	December 31,
	2021	2020
Valuation allowance, at beginning of year	$65,110	$49,005
Increase in valuation allowance	16,674	16,105
Valuation allowance, at end of year	$81,784	$65,110

As of December 31, 2021, the Company has federal and state income tax net operating loss carryforwards of approximately $217,754 and $135,075, respectively. The U.S. federal and state net operating losses are projected to expire beginning in 2034 and 2022, respectively, unless previously utilized. Net federal operating loss carryforwards generated after January 1, 2018 may be carried forward indefinitely, subject to the 80% taxable income limitation on the utilization of the carryforwards. In addition, the Company had federal and state research and development credit carryforwards of approximately $3,636 and $2,545, respectively, as of December 31, 2021. The federal research and development credit will begin to expire in 2036 if unused and the state research and expenditure credit may be carried forward indefinitely. Utilization of the Company's U.S. net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations set forth in Internal Revenue Code Section 382 and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and tax credit carryforwards before utilization

In connection with our acquisition of PandoLogic in September 2021, we recorded a net deferred tax liability primarily related to acquired non-goodwill intangible fair value in excess of tax basis.  No valuation allowance is recorded against acquired PandoLogic deferred tax assets as it is more likely than not they will be utilized to offset future taxable income.

In August 2021, PandoLogic obtained the approval for the Israeli Preferred Technology Enterprise (“PTE”) status which provides beneficial tax treatment for Israeli companies engaged in R&D activities that own the intellectual property rights.  Under PTE status, our Israeli tax rate is reduced from the 23% statutory rate to a 12% beneficial rate.  This arrangement is scheduled to expire in December 2025 and is subject to certain conditions which we have complied with during 2021.  The effect of this tax incentive arrangement reduced our income tax provision, as compared to the statutory rate, by $2,257 in 2021.

The Company continues to permanently reinvest its foreign cumulative earnings in its foreign subsidiaries and has not recorded any provision for deferred income taxes on the undistributed earnings.  In accordance with the U.S. global intangible low-taxed income (“GILTI”) provisions, we include in our U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets.  We account for the GILTI tax in the period in which it is incurred, and therefore have not provided any deferred tax impacts of GILTI in our consolidated financial statements.

At December 31, 2021 and 2020, the Company had approximately $1,111 and $720, respectively, of unrecognized tax benefits netted against its deferred tax assets within other assets, none of which would impact the Company’s effective tax rate if recognized due to the valuation allowance. If recognized, $1,015 would result in a deferred tax asset for tax attribute carryforwards, which is expected to require a full valuation allowance based on present circumstances. The Company estimates that none of its unrecognized tax benefits will materially change within the next twelve months.  Amounts accrued for interest and penalties related to uncertain tax positions were not material for any period presented.

A reconciliation of the unrecognized tax benefits from January 1, 2020 to December 31, 2021 is as follows:

	Year Ended
	December 31,
	2021	2020
Unrecognized tax benefits as of January 1	$720	$—
Gross increase for tax positions of prior years	—	470
Gross increase for tax positions of current year	391	250
Unrecognized tax benefits balance at December 31	$1,111	$720

The Company is subject to taxation in the United States, Israel, the United Kingdom, and various U.S. states. Due to our tax loss carryovers in some jurisdictions, certain U.S. federal tax returns and state tax returns are open for examination since inception. The Israeli statute of limitations period is generally three years commencing at the end of the year in which the return was filed. The Company is not currently under examination from income tax authorities in the jurisdictions in which the Company does business.

On March 27, 2020, the U.S federal government enacted the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The CARES Act is an emergency economic stimulus package in response to the coronavirus outbreak which, among other things, contains numerous income tax provisions. Some of these tax provisions are effective retroactively for years ended before the date of the enactment.  The provisions of the CARES Act did not materially impact the Company's tax position.

NOTE 13. RELATED PARTY TRANSACTIONS

There were no related party transactions as of or during the years ended December 31, 2021 and 2020.

NOTE 14. SUBSEQUENT EVENTS

On March 1, 2022, the Company closed the acquisition of a talent agency that manages social media influencers. Consideration at close was made up of $1.5 million in cash, $2.0 million in stock and deferred cash payments and earnout consideration totaling up to $7.5 million.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. There is no assurance that our disclosure controls and procedures will operate effectively under all circumstances. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

Management’s Assessment of the Effectiveness of our Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). Our assessment of internal control over financial reporting did not include the internal control over financial reporting of PandoLogic, which was acquired during the year.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in "Internal Control - Integrated Framework" (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

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

Item 9B.Other Information.

None

Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None

PART III

Item 10.Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2021 and delivered to stockholders in connection with our 2022 annual meeting of stockholders.

Item 11.Executive Compensation.

The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2021 and delivered to stockholders in connection with our 2022 annual meeting of stockholders.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2021 and delivered to stockholders in connection with our 2022 annual meeting of stockholders.

Item 13.Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2021 and delivered to stockholders in connection with our 2022 annual meeting of stockholders.

Item 14.Principal Accountant Fees and Services.

The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2021 and delivered to stockholders in connection with our 2022 annual meeting of stockholders.

PART IV

Item 15.Exhibits, Financial Statement Schedules.

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

2.2

Agreement and Plan of Merger, dated as of July 21, 2021, by and among Veritone, Inc., Melisandra Ltd., PandoLogic Ltd. and Shareholder Representative Services, LLC, as the Securityholder Representative (incorporated by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 filed on August 5, 2021).

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

4.5

Indenture, dated as of November 19, 2021, by and among Veritone, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on November 22, 2021).

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

10.39	Form of Capped Call Transactions Confirmation (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed November 22, 2021).

10.40	Form of Voting and Support Agreement (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 filed on August 5, 2021).

Exhibit No.	Description of Exhibit

10.41

Registration Rights Agreement, made and entered into as of September 14, 2021, by and between the Registrant and the shareholders named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 filed on November 15, 2021).

21.1	List of Subsidiaries.

23.1	Consent of Grant Thornton LLP.

24.1	Power of Attorney (included on signature page).

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1+	Certifications pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, has been formatted in Inline XBRL.

*	Indicates a management contract or compensatory plan or arrangement.

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

Item 16.Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Veritone, Inc.

Date: March 17, 2022	By:	/s/ Chad Steelberg
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

SIGNATURE	TITLE	DATE

/s/ Chad Steelberg	Chief Executive Officer and Chairman of the Board	March 17, 2022
Chad Steelberg	(Principal Executive Officer)

/s/ Michael L. Zemetra	Executive Vice President, Chief Financial Officer and Treasurer	March 17, 2022
Michael L. Zemetra	(Principal Financial and Accounting Officer)

/s/ Ryan Steelberg	President and Director	March 17, 2022
Ryan Steelberg

/s/ Jeff P. Gehl	Director	March 17, 2022
Jeff P. Gehl

/s/ G. Louis Graziadio, III	Director	March 17, 2022
G. Louis Graziadio, III

/s/ Knute P. Kurtz	Director	March 17, 2022
Knute P. Kurtz

/s/ Nayaki R. Nayyar	Director	March 17, 2022
Nayaki R. Nayyar

/s/ Richard H. Taketa	Director	March 17, 2022
Richard H. Taketa