Form 10-Q
period 2022-03-31
Veritone, Inc.
filed 2022-05-10
CIK 1615165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 30, 2022, 36,067,923 shares of the registrant’s common stock were outstanding.

VERITONE, INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2022

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

The forward-looking statements included herein represent our management’s current expectations and assumptions based on information available as of the date of this report. These statements involve numerous known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that may cause or contribute to such differences include, but are not limited to, those discussed in more detail in Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of Part I, and Item 1A (Risk Factors) of Part II, of this Quarterly Report on Form 10-Q, and in Item 1 (Business) and Item 1A (Risk Factors) of Part I of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 17, 2022. Readers should carefully review these risks, as well as the additional risks described in other documents we file from time to time with the Securities and Exchange Commission. In light of the significant risks and uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that such results will be achieved, and readers are cautioned not to place undue reliance on such forward-looking information, which speak only as of the date of this report.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VERITONE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share and share data)

(Unaudited)

	As of
	March 31,	December 31,
	2022	2021
ASSETS

Cash and cash equivalents	$237,553	$254,722
Accounts receivable, net	66,975	85,063
Expenditures billable to clients	19,693	27,180
Prepaid expenses and other current assets	12,519	12,117
Total current assets	336,740	379,082
Property, equipment and improvements, net	2,137	1,556
Intangible assets, net	86,563	88,247
Goodwill	36,630	34,058
Long-term restricted cash	856	855
Other assets	6,078	954
Total assets	$469,004	$504,752
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$38,345	$46,711
Accrued media payments	96,327	86,923
Client advances	7,968	10,561
Contingent consideration, current	134	19,988
Other accrued liabilities	22,993	27,093
Total current liabilities	165,767	191,276
Convertible senior notes, non-current	195,381	195,082
Contingent consideration, non-current	35,416	24,737
Other non-current liabilities	16,440	13,078
Total liabilities	413,004	424,173
Commitments and contingencies (Note 9)
Stockholders' equity
Common stock, par value $0.001 per share; 75,000,000 shares authorized; 36,056,839 and 34,972,256 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	36	35
Additional paid-in capital	435,954	431,606
Accumulated deficit	(380,076)	(350,958)
Accumulated other comprehensive income (loss)	86	(104)
Total stockholders' equity	56,000	80,579
Total liabilities and stockholders' equity	$469,004	$504,752

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(in thousands, except per share and share data)

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Revenue	$34,407	$18,295
Operating expenses:
Cost of revenue	6,923	4,823
Sales and marketing	11,069	6,427
Research and development	9,883	4,960
General and administrative	28,917	31,543
Amortization	4,693	1,078
Total operating expenses	61,485	48,831
Loss from operations	(27,078)	(30,536)
Other expense, net	(1,186)	(9)
Loss before provision for income taxes	(28,264)	(30,545)
Provision for income taxes	177	22
Net loss	$(28,441)	$(30,567)
Net loss per share:
Basic and diluted	$(0.80)	$(0.95)
Weighted average shares outstanding:
Basic and diluted	35,476,948	32,172,038
Comprehensive loss:
Net loss	$(28,441)	$(30,567)
Foreign currency translation gain, net of income taxes	190	7
Total comprehensive loss	$(28,251)	$(30,560)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(Unaudited)

	Three Months Ended March 31, 2022
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
Balance as of December 31, 2021	34,972,256	$35	$431,606	$(350,958)	$(104)	$80,579
Cumulative-effect of accounting change adopted as of January 1, 2022	—	—	—	(677)	—	(677)
Common stock issued under employee stock plans	1,073,543	1	569	—	—	570
Common stock withheld for employee taxes	(457,840)	—	(9,437)	—	—	(9,437)
Common stock issued for acquisitions	116,550	—	1,929	—	—	1,929
Common stock issued as part of contingent consideration	352,330	—	6,440			6,440
Stock-based compensation expense	—	—	4,847	—	—	4,847
Net loss	—	—	—	(28,441)	—	(28,441)
Other comprehensive loss	—	—	—	—	190	190
Balance as of March 31, 2022	36,056,839	$36	$435,954	$(380,076)	$86	$56,000

	Three Months Ended March 31, 2021
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
Balance as of December 31, 2020	31,799,354	$32	$368,477	$(280,365)	$66	$88,210
Common stock issued under employee stock plans, net	608,886	1	4,253	—	—	4,254
Common stock issued for services	15,828	—	119	—	—	119
Stock-based compensation expense	—	—	21,491	—	—	21,491
Exercise of warrants	252,218		2,279			2,279
Net loss	—	—	—	(30,567)	—	(30,567)
Other comprehensive gain	—	—	—	—	7	7
Balance as of March 31, 2021	32,676,286	$33	$396,619	$(310,932)	$73	$85,793

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(28,441)	$(30,567)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,891	1,253
Loss on disposal of fixed assets	—	1,894
Provision for doubtful accounts	194	5
Loss on sublease	—	1,211
Stock-based compensation expense	4,847	21,610
Change in fair value of contingent consideration	11,641	—
Change in deferred taxes	(426)	—
Amortization of debt issuance costs	299	—
Changes in assets and liabilities:
Accounts receivable	18,982	(7,439)
Expenditures billable to clients	7,487	2,236
Prepaid expenses and other assets	(18)	1,507
Other assets	(895)	—
Accounts payable	(8,384)	3,554
Accrued media payments	8,770	9,517
Client advances	(2,593)	1,825
Other accrued liabilities	(6,104)	(103)
Other liabilities	(116)	(294)
Net cash provided by operating activities	10,134	6,209
Cash flows from investing activities:
Minority investment	(2,000)	—
Capital expenditures	(735)	(100)
Acquisitions, net of cash acquired	(1,319)	—
Net cash used in investing activities	(4,054)	(100)
Cash flows from financing activities:
Payment of contingent considerations	(14,376)	—
Taxes paid related to net share settlement of equity awards	(9,441)	—
Proceeds from the exercise of warrants	—	2,279
Proceeds from issuances of stock under employee stock plans, net	569	4,254
Net cash (used in) provided by financing activities	(23,248)	6,533
Net (decrease) increase in cash and cash equivalents and restricted cash	(17,168)	12,642
Cash and cash equivalents and restricted cash, beginning of period	255,577	115,672
Cash and cash equivalents and restricted cash, end of period	$238,409	$128,314
Supplemental Disclosure of Cash Flow Information
Non-cash activities:
Shares issued for acquisition of businesses and earn-out consideration	8,369	—
Lease liabilities arising from right-of-use assets	4,501	—

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

On March 1, 2022, the Company acquired an influencer-based management company, as discussed in more detail in Note 3. On September 14, 2021, the Company acquired PandoLogic Ltd. (“PandoLogic”), a company incorporated under the laws of the state of Israel, and a leading provider of intelligent hiring solutions, as discussed in more detail in Note 3. PandoLogic’s software platform, PandoIQ, is an AI-enabled talent acquisition and recruitment platform.

NOTE 2. PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Preparation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial statements and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. Such unaudited condensed consolidated financial statements and accompanying notes are based on the representations of the Company’s management, who is responsible for their integrity and objectivity. The information included in this Form 10-Q should be read in conjunction with the information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 17, 2022. Interim results for the three months ended March 31, 2022 are not necessarily indicative of the results the Company will have for the full year ending December 31, 2022.

The accompanying condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which are normal, recurring and necessary to fairly state the Company’s financial position, results of operations and cash flows. All significant intercompany transactions have been eliminated in consolidation. The financial data and the other information disclosed in these notes to the condensed consolidated financial statements reflected in the three month periods presented are unaudited. The December 31, 2021 balance sheet included herein was derived from the audited financial statements but does not include all disclosures or notes required by GAAP for complete financial statements.

Liquidity and Capital Resources

During the years ended December 31, 2021 and 2020, the Company generated cash flows from operations of $7,234 and $1,433, respectively, and incurred net losses of $70,593 and $47,876, respectively. In the three months ended March 31, 2022, the Company generated cash flows from operations of $10,134 and incurred a net loss of $28,441. As of March 31, 2022, the Company had an accumulated deficit of $380,076. Historically, the Company has satisfied its capital needs with the net proceeds from sales of equity securities, issuances of convertible debt, and the exercise of common stock options and warrants. In the first three months of 2022, the Company received net proceeds of $569 from the issuance of common stock under the Company’s employee stock plans, and used $9,441 for taxes paid related to net share settlement of equity awards and $14,376 for payment of the 2021 earnout for PandoLogic.

In 2022, driven by the acquisition of PandoLogic in September 2021, the Company expects to generate positive consolidated cash flows from its operations. As a result, management believes that the Company’s existing balances of cash and cash equivalents, which totaled $237,553 as of March 31, 2021, will be sufficient to meet its anticipated cash requirements for the foreseeable future.

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

There has been uncertainty and disruption in the global economy and financial markets due to the COVID-19 pandemic and the war in Ukraine. The Company is not aware of any specific event or circumstance that would require an update to its estimates or assumptions or a revision of the carrying value of its assets or liabilities as of the date of filing of this Quarterly Report on Form 10-Q.

These estimates and assumptions may change as new events occur and additional information is obtained. As a result, actual results could differ materially from these estimates and assumptions.

Significant Customers

One individual customer accounted for 10% or more of the Company’s revenue for the three months ended March 31, 2022 and one individual customer accounted for 10% of the Company’s net revenues for the three months ended March 31, 2021. Two individual customers accounted for 10% or more of the Company’s accounts receivable as of March 31, 2022 and two individual customers accounted for 10% or more of the Company’s accounts receivable as December 31, 2021.

Remaining Performance Obligations

As of March 31, 2022, the aggregate amount of the transaction prices under the Company’s contracts allocated to the Company’s remaining performance obligations was $8,798, approximately 57% of which the Company expects to recognize as revenue over the next twelve months, and the remainder thereafter. This aggregate amount excludes amounts allocated to remaining performance obligations under contracts that have an original duration of one year or less and variable consideration that is allocated to remaining performance obligations. Excluded based on this policy are balances related to PandoLogic representing gross purchase orders to be satisfied in less than one year. Revenues will be recognized net of costs to fulfill these orders.

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2021, other than those associated with the recently adopted leasing guidance as further described in Note 9.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments under this pronouncement change the way all leases with duration of one year or more are treated. Under this guidance, lessees are required to capitalize virtually all leases on the balance sheet as a right-of-use asset and an associated financing lease liability or operating lease liability. On January 1, 2022, the Company adopted the new leasing standard using the modified retrospective transition method applied at the adoption date of the standard. See Note 9 for further details.

In December 2019, the FASB issued ASU No. 2019-12 to simplify the accounting in ASC 740, Income Taxes. This standard removes certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. This guidance also clarifies and simplifies other areas of ASC 740. The Company adopted this guidance on January 1, 2022 using the prospective transition method. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

NOTE 3. BUSINESS COMBINATIONS

March 2022 Acquisition

On March 1, 2022, the Company acquired 100% of an influencer-based management company, which is a California limited liability company, pursuant to a securities purchase agreement (the “Purchase Agreement”) dated as of March 1, 2022. The entity is an influencer management company that works with a select group of social media influencers to create content and custom marketing campaigns for brand partners and agencies.

The total purchase consideration was $5,844 (the “Acquisition Consideration”), which consisted of upfront consideration of $1,500 in cash, $1,929 for the fair value of the Company’s 116,550 shares of common stock, and deferred cash payments to be made in 2023 and 2024 totaling $3,000, which was estimated to have a fair value of $2,707 on the acquisition date. The total purchase price was decreased by $976 for the settlement of a preexisting receivable and increased by $684 to adjust for the cash on hand at the time of the transaction closing. The total purchase consideration is preliminary and subject to net working capital adjustments that the Company expects to finalize and settle in the measurement period. In addition, the sellers may receive up to $4,500 in contingent earnout consideration based on achieving certain milestones tied to the entity’s financial performance in fiscal 2022 and 2023, which amount will be paid in cash (the “Earnout”). The fair value of the Earnout was estimated to be $3,015 as of March 1, 2022, all of which was deemed to be compensation to the seller which will be recognized as compensation expense over the earnout period in the general and administrative expenses on the condensed consolidated statement of operations and comprehensive loss. The Company incurred $270 in acquisition-related expenses and has recorded them in general and administrative expenses in the condensed consolidated statement of operations and comprehensive loss.

The following table summarizes the fair value of the purchase price consideration (in thousands):

Acquisition consideration	Preliminary
Cash consideration at closing	$1,500
Equity consideration at closing	1,929
Deferred consideration	2,707
Acquired cash	684
Settlement of pre-existing receivable	(976)
Total	$5,844

The preliminary allocation of the purchase consideration to tangible and intangible assets acquired and liabilities assumed is based on estimated fair values and is as follows (in thousands):

Preliminary purchase price allocation**	Preliminary
Cash	$715
Accounts receivable	1,088
Prepaid and other current assets	120
Property and equipment	53
Intangible assets	3,000
Other assets	247
Total assets acquired	5,223
Accounts payable	18
Accrued expenses and other current liabilities	1,793
Operating lease liabilities, non-current	140
Total liabilities assumed	1,951
Identifiable net assets acquired	$3,272
Goodwill	2,572
Total purchase consideration	$5,844

**The excess of the total consideration over the tangible assets, identifiable intangible assets, and assumed liabilities is recorded as goodwill. Goodwill is primarily attributable to opportunities to cross-sell into our Commercial Enterprise customer base. For income tax purposes, the Company elected to treat the transaction as an asset acquisition. Tax deductible goodwill generated from the acquisition is $2,842 (including transaction costs of $270).

Identifiable Intangible Assets

The identifiable intangible assets acquired consisted of the influencer network, trade name and brand relationships with estimated useful lives of 2-10 years. The Company amortizes the fair value of these intangible assets on a straight-line basis over their respective useful lives.

The fair value of the intangible assets has been estimated using an income approach. Under the income approach, the after-tax cash flows associated with the asset are discounted to present value. The key assumptions include the Company’s estimates of the projected cash flows and discount rates.

The valuation of the intangible assets acquired along with their estimated useful lives, is as follows (in thousands):

	Estimated Fair Value	Estimated Useful Lives (in years)
Influencer network	$1,500	5
Trade name	200	10
Brand relationships	1,300	5
Total intangible assets	$3,000

PandoLogic Acquisition

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

The total purchase consideration for PandoLogic was $122,451 (the “Merger Consideration”), which consisted of upfront consideration of $58,733 in cash and $31,500 for the fair value of the Company’s 1,704,822 shares of common stock, up to $65,000 in contingent consideration based on achieving certain earnouts tied to financial performance of PandoLogic in fiscal 2021 and 2022, which amount will be paid in a combination of cash and common stock (the “Earnout”) and a net working capital adjustment of $5,818 paid in cash. The Company utilized a Monte Carlo simulation model to estimate the fair value of the Earnout. The fair value of the Earnout was estimated to be $30,000 as of September 14, 2021, $26,400 of which was deemed to be purchase consideration and recorded within contingent consideration current and contingent consideration non-current on the condensed consolidated balance sheet. The remaining $3,600 will be recognized as compensation expense over the earnout period in the general and administrative expenses on the condensed consolidated statement of operations and comprehensive loss. Subsequent to the acquisition date, the Company is required to reassess its estimate of the fair value of the Earnout, including certain future Earnout obligations triggered on the employment status of certain PandoLogic management, and record any changes in earnings when the estimate is based on information not known as of the acquisition date (See Note 5). The Company incurred $2,161 in acquisition-related expenses in 2021 and has recorded them in general and administrative expenses in the condensed consolidated statement of operations and comprehensive loss.

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

The fair value of the intangible assets has been estimated using a combination of the income and cost approaches. Under the income approach, the after-tax cash flows associated with the asset are discounted to present value. The key assumptions include the Company’s estimates of the projected cash flows and discount rates. Under the cost approach, the replacement cost is used to estimate the value of the asset. The key assumptions include the Company’s estimates of the direct and indirect costs required to replace the asset. The valuation of the intangible assets acquired from PandoLogic along with their estimated useful lives, is as follows (in thousands):

	Estimated Fair Value	Estimated Useful Lives (in years)
Customer relationships	$68,000	5 - 7
Developed technology	16,000	4
Trade name	2,000	5
Total intangible assets	$86,000

Taxes

In connection with the acquisition, a net deferred tax liability of $11,828 was established primarily for the differences between the fair value of the acquired non-goodwill intangible assets and PandoLogic’s historical tax basis in these assets. No deferred tax asset or liability is recorded on PandoLogic goodwill, $25,141 of which is not deductible for tax purposes.  In August 2021, PandoLogic obtained the approval for Preferred Technology Enterprise status under which its Israeli tax rate is reduced from the 23% statutory rate to a 12% beneficial rate.  This arrangement is scheduled to expire in December 2025. The acquired Israel deferred tax assets and liabilities are computed based on the tax rate in the year of their expected reversal. No valuation allowance is recorded on the acquired PandoLogic deferred tax assets as it is more likely than not they will be utilized to offset future taxable income.

Unaudited Pro Forma Results

The unaudited pro forma financial information in the table below summarizes the combined results of operations for Veritone and PandoLogic as if the companies were combined for the three-month periods ended March 31, 2021. The unaudited pro forma financial information for all periods presented included the business combination accounting effects resulting from this acquisition, including adjustments to reflect recognition of intangible asset amortization and accretion of contingent consideration. The unaudited pro forma financial information as presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of January 1, 2021.

The unaudited pro forma financial information was as follows (in thousands):

Three Months Ended
March 31,
2021
Net revenue	$23,794
Loss before provision for income taxes	$(36,069)
Net loss	$(35,432)

NOTE 4. DEBT

Convertible Senior Notes

In November 2021, the Company issued, at par value, $201.3 million aggregate principal amount of 1.75% convertible senior notes due 2026 (the “Convertible Notes”). The issuance included the full exercise of an option granted by the Company to the initial purchasers of the Convertible Notes to purchase an additional $26.25 million aggregate principal amount of Convertible Notes. The Convertible Notes were issued pursuant to and are subject to the terms and conditions of an indenture, which is referred to as the Indenture, between the Company and U.S. Bank National Association, as trustee. The Convertible Notes were offered and sold in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.

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

Holders of the Convertible Notes may convert all or any portion of their Convertible Notes at their option at any time prior to the close of business on the business day immediately preceding May 15, 2026, only under the following conditions: (1) during any calendar quarter commencing after the calendar quarter ending on March 31, 2022 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate for the Convertible Notes on each such trading day; (3) if the Company calls such Convertible Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the applicable redemption date; or (4) upon the occurrence of specified corporate events. On or after May 15, 2026, holders may convert all or any portion of their Convertible Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date regardless of the foregoing conditions. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election.

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

The net proceeds from the issuance of the Convertible Notes were approximately $194.9 million, after deducting debt issuance costs. The total debt issuance costs incurred and recorded by the Company amounted to $6.3 million, which were recorded as a reduction to the face amount of the Convertible Notes and are being amortized to interest expense using the effective interest method over the contractual term of the Convertible Notes. The Convertible Notes are recorded as a liability within convertible senior notes, non-current.

For the three months ended March 31, 2022, interest expense related to the Convertible Notes and amortization of the issuance costs was $1.2 million. The effective annual interest rate for the three months ended March 31, 2022 was approximately 2.42%. As of March 31, 2022, the if-converted value of the Convertible Notes did not exceed the outstanding principal amount. As of March 31, 2022, the total estimated fair value of the Convertible Notes was $176.3 million, which was determined based on a market approach using actual bids and offers of the Convertible Notes in an over-the-counter market on the last trading day of the period. The Company considers these assumptions to be Level 2 inputs in accordance with the fair value hierarchy described in Note 6.

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

NOTE 5. NET LOSS PER SHARE

The following table presents the computation of basic and diluted net loss per share:

	Three Months Ended
	March 31,
	2022	2021
Numerator
Net loss	$(28,441)	$(30,567)
Denominator
Weighted-average common shares outstanding	35,478,676	32,191,419
Less: Weighted-average shares subject to repurchase	(1,728)	(19,381)
Denominator for basic and diluted net loss per share attributable to common stockholders	35,476,948	32,172,038
Basic and diluted net loss per share	$(0.80)	$(0.95)

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

	Three Months Ended
	March 31,
	2022	2021
Common stock options and restricted stock units	10,025,447	10,274,878
Warrants to purchase common stock	496,612	639,169
Common stock issuable in connection with convertible senior notes	5,475,369	—
	15,997,428	10,914,047

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

Cash and Cash Equivalents

The Company’s money market funds are categorized as Level 1 within the fair value hierarchy. As of March 31, 2022, the Company’s cash and cash equivalents were as follows:

		Gross		Cash and
		Unrealized	Fair	Cash
	Cost	Losses	Value	Equivalents
Cash	$236,524	$—	$236,524	$236,524
Level 1:
Money market funds	1,029	—	1,029	1,029
Total	$237,553	$—	$237,553	$237,553

As of December 31, 2021, the Company’s cash and cash equivalents balances were as follows:

		Gross		Cash and
		Unrealized	Fair	Cash
	Cost	Losses	Value	Equivalents
Cash	$253,693	$—	$253,693	$253,693
Level 1:
Money market funds	1,029	—	1,029	1,029
Total	$254,722	$—	$254,722	$254,722

Contingent Consideration

All of the Company’s contingent consideration liabilities are categorized as Level 3 within the fair value hierarchy. Contingent consideration for the PandoLogic acquisition was valued at the time of acquisition using Monte Carlo simulation models. These models incorporate contractual terms and assumptions regarding financial forecasts for PandoLogic, discount rates, and volatility of forecasted revenue. The value of the Company’s contingent consideration would increase if a lower discount rate was used and would decrease if a higher discount rate was used. Similarly, a higher revenue volatility assumption would increase the value of the contingent consideration, and a lower revenue volatility assumption would decrease the value of the contingent consideration. Contingent consideration for the March 2022 acquisition was valued using a simple probability of achievement model, with the probability of achievement based on management’s forecasted outcomes for 2022 and 2023 fiscal year results for the acquired entity. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management with the assistance of a third-party valuation specialist.

As of March 31, 2022, the Company’s contingent consideration liabilities current and non-current balances were as follows:

		Changes in	Amount Paid	Fair	Contingent
	Cost	Fair Value	In Period	Value	Consideration
Level 3:
Contingent consideration, current	$18,017	$2,933	$(20,816)	$134	$134
Contingent consideration, non-current	8,383	27,033	—	35,416	35,416
Total	$26,400	$29,966	$(20,816)	$35,550	$35,550

As of December 31, 2021, the Company’s contingent consideration liabilities current and non-current balances were as follows:

		Changes in	Fair	Contingent
	Cost	Fair Value	Value	Consideration
Level 3:
Contingent consideration, current	$18,017	$1,971	$19,988	$19,988
Contingent consideration, non-current	8,383	16,354	24,737	24,737
Total	$26,400	$18,325	$44,725	$44,725

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

Investments

During the three months ended March 31, 2022, the Company invested $2,000 in a strategic investment in a technology company that was determined to not have a readily determinable fair value. This investment is carried initially at cost of $2,000 on our condensed consolidated balance sheet within other assets. The Company will monitor this investment to determine whether an other-than-temporary decline in value indicates that impairment charges may be required. The Company will also re-measure its investment if there is an observable transaction in a similar class of security to our investment.

NOTE 7. GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

The carrying amount of goodwill was $36,630 as of March 31, 2022 and $34,058 December 31, 2021.

Goodwill
Balance at December 31, 2021	$34,058
March 2022 acquisition	2,572
Balance at March 31, 2022	$36,630

Intangible Assets

The following table sets forth the Company’s finite-lived intangible assets resulting from business acquisitions and other purchases, which continue to be amortized:

		March 31, 2022			December 31, 2021
	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Software and technology	0.0	$3,582	$(3,555)	$27	$3,582	$(3,515)	$67
Licensed technology	0.0	500	(500)	—	500	(500)	—
Developed technology	3.1	25,600	(9,047)	16,553	25,600	(7,564)	18,036
Customer and supplier relationships	5.9	80,100	(12,173)	67,927	77,300	(9,157)	68,143
Noncompete agreements	0.3	800	(727)	73	800	(683)	117
Trade names	4.6	2,300	(317)	1,983	2,100	(216)	1,884
Total	5.4	$112,882	$(26,319)	$86,563	$109,882	$(21,635)	$88,247

The following table presents future amortization of the Company’s finite-lived intangible assets at March 31, 2022:

2022 (9 months)	$14,532
2023	17,891
2024	15,371
2025	13,788
2026	10,288
Thereafter	14,693
Total	$86,563

NOTE 8. CONSOLIDATED FINANCIAL STATEMENTS DETAILS

Consolidated Balance Sheets Details

Cash and cash equivalents

As of March 31, 2022 and December 31, 2021, the Company had cash and cash equivalents of $237,553 and $254,722, respectively, including $69,496 and $66,401, respectively, of cash received from advertising customers and content licensees for future payments to vendors.

Accounts Receivable, Net

Accounts receivable consisted of the following:

	As of
	March 31,	December 31,
	2022	2021
Accounts receivable — Managed Services(1)	$35,648	$21,347
Accounts receivable — Software Products & Services(2)	25,847	59,568
Accounts receivable — Other	6,452	4,926
	67,947	85,841
Less: allowance for doubtful accounts	(972)	(778)
Accounts receivable, net	$66,975	$85,063

(1)	Accounts receivable – Managed Services reflects the amounts due from the Company’s advertising customers.
(2)	Accounts receivable – Software Products & Services reflects the amounts due from the Company’s PandoLogic customers.

Property, Equipment and Improvements, Net

Property, equipment and improvements, net consisted of the following:

	As of
	March 31,	December 31,
	2022	2021
Property and equipment	$5,088	$4,262
Leasehold improvements	167	167
	5,255	4,429
Less: accumulated depreciation	(3,118)	(2,873)
Property, equipment and improvements, net	$2,137	$1,556

Depreciation expense was $198 and $175 for the three months ended March 31, 2022 and 2021, respectively.

Accounts Payable

Accounts payable consisted of the following:

	As of
	March 31,	December 31,
	2022	2021
Accounts payable — Managed Services(1)	$27,440	$23,613
Accounts payable — Other	10,905	23,098
Total	$38,345	$46,711

(1)	Accounts payable – Managed Services reflects the amounts due to media vendors for advertisements placed on behalf of the Company’s advertising clients.

Consolidated Statement of Operations and Comprehensive Loss Details

Revenue

Revenue for the periods presented were comprised of the following:

	Three Months Ended
	March 31,
	2022	2021
Commercial Enterprise	$33,626	$17,005
Government & Regulated Entities	781	1,290
Total revenue	$34,407	$18,295

In the third quarter of fiscal year 2021, the Company realigned its organization to improve focus and growth into two customer groups: (1) Commercial Enterprise (“CE”), which today consists of customers in the commercial sector, including media and entertainment customers, advertising customers, content licensing customers and PandoLogic customers; and (2) Government & Regulated Industries (“GRI”), which today consists of customers in the government and regulated industries sectors, including state, local and federal government, legal, compliance and energy customers.

Software Products & Services consists of revenue generated from the Company’s aiWARE platform and PandoLogic’s talent acquisition solutions, any related support and maintenance services, and any related professional services associated with the deployment and or implementation of such solutions.

Managed Services consists of revenues generated from content licensing customers and advertising agency customers and related services.

The table below illustrates the presentation of our revenues based on the above definitions:

	Three Months Ended
	March 31, 2022
		Government &
	Commercial	Regulated
	Enterprise	Industries	Total
Total Software Products & Services(1)	$17,386	$781	$18,167

Managed Services
Advertising	10,968	—	10,968
Licensing	5,272	—	5,272
Total Managed Services	16,240	—	16,240

Total Revenue	$33,626	$781	$34,407

(1)	Software Products & Services consists of aiWARE revenues of $3,371 and PandoLogic revenues of $14,796.

	Three Months Ended
	March 31, 2021
		Government &
	Commercial	Regulated
	Enterprise	Industries	Total
Total Software Products & Services	$3,395	$1,290	$4,685

Managed Services
Advertising	10,327	—	10,327
Licensing	3,283	—	3,283
Total Managed Services	13,610	—	13,610

Total Revenue	$17,005	$1,290	$18,295

Other Expense, Net

Other expense, net for the periods presented was comprised of the following:

	Three Months Ended
	March 31,
	2022	2021
Interest (expense) income, net	$(1,182)	$2
Other	(4)	(11)
Other expense, net	$(1,186)	$(9)

Provision for Income Taxes

The provision or benefit from income taxes for interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the Company updates the estimate of the annual effective tax rate, and if the estimated tax rate changes, the Company records a cumulative adjustment.

The income tax expense for the three months ended March 31, 2022 and 2021 resulted in an effective tax rate of (0.6)% and (0.1)%, respectively. The difference between the effective tax rate and the U.S. federal statutory rate is primarily due to a valuation allowance established on the majority of the Company’s federal and state net deferred tax assets and certain of its foreign operations. Due to tax losses and an offsetting valuation allowance against a majority of the U.S deferred tax assets, the Company recorded a tax provision in the amount of $177 for the three months ended March 31, 2022 as compared to $22 for the three months ended March 31, 2021. The increase is mainly attributed to the US and foreign income taxes resulted from the profitability of PandoLogic.

As of March 31, 2022, the Company continues to provide a valuation allowance against certain federal and state deferred tax assets. The Company continues to evaluate the realizability of deferred tax assets and the related valuation allowance. If the Company’s assessment of the deferred tax assets or the corresponding valuation allowance were to change, the Company would record the related adjustment to income during the period in which the determination is made.

The Company is subject to taxation in the U.S. and various foreign jurisdictions. The tax years subsequent to 2016 remain open and subject to examination by federal, state, and foreign taxing authorities in which the Company is subject to tax. The Company is not under examination in any other jurisdictions.

NOTE 9. LEASES, COMMITMENTS AND CONTINGENCIES

Leases

Adoption of the New Lease Accounting Standard

On January 1, 2022, the Company adopted ASU No. 2016-02, Leases (Topic 842), using the modified retrospective transition method applied at the adoption date of the standard. Results for reporting periods beginning after January 1, 2022 are presented under the new leasing standard, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting. The Company has elected to utilize the package of practical expedients at the time of adoption, which allows the Company to (1) not reassess whether any expired or existing contracts are or contain leases, (2) not reassess the lease classification of any expired or existing leases, and (3) not reassess initial direct costs for any existing leases. The Company also has elected to utilize the short-term lease recognition exemption and, for those leases that qualified, the Company did not recognize right-of-use (“ROU”) assets or lease liabilities.

As a result of adoption, the Company recorded ROU assets related to office facility leases which are recognized on the consolidated balance sheet within “other assets” and the associated lease liabilities are recognized on the consolidated balance sheet within “other accrued liabilities” and “other non-current liabilities.” The present value of the Company’s remaining lease payments, which comprise the lease liabilities, was estimated using the incremental borrowing rate as of the adoption date.

The cumulative effects of the changes made to the Company’s January 1, 2022 consolidated balance sheet were as follows:

	December 31, 2021	Adjustments Due to Adoption of New Leasing Standard	January 1, 2022
Assets
Prepaid expenses and other current assets	$12,117	$71	$12,188
Other assets	954	1,983	2,937
			-
Liabilities			-
Other accrued liabilities	$27,093	$1,675	$28,768
Other non-current liabilities	13,078	1,057	14,135
			-
Stockholders' Equity			-
Accumulated deficit	$(350,958)	$(678)	$(351,636)

New Lease Accounting Policies

The Company determines if an arrangement is a lease at inception and determine the classification of the lease, as either operating or finance, at commencement. The Company has various operating leases for its offices. These existing leases have remaining lease terms ranging from 1 to 5 years. Certain lease agreements contain options to renew, with renewal terms that generally extend the lease terms by 1 to 5 years for each option. The Company determined that none of its current leases are reasonably certain to renew. For short-term leases with expected terms of less than 1 year, the Company does not recognize ROU assets or lease liabilities. The Company does not have any finance leases.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the rate implicit in the Company’s leases is not readily determinable, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. The Company estimates the incremental borrowing rate to reflect the profile of secured borrowing over the expected term of the leases based on the information available at the later of the initial date of adoption or the lease commencement date.

The operating lease ROU asset also includes any lease payments made and excludes lease incentives received at or before lease commencement. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Sublease rental income is recognized as a reduction to the related lease expense on a straight-line basis over the sublease term.

Lease Costs

As of March 31, 2022, on its condensed consolidated balance sheet the Company has right-of-use assets of $2,556 recorded within other assets, the current portion of operating lease liabilities of $2,106 recorded within other accrued liabilities, and the non-current portion of operating lease liabilities of $2,851 recorded within other non-current liabilities.

The Company made cash payments for its operating leases of $652 for the three months ended March 31, 2022, all of which were included in cash flows from operating activities within the condensed consolidated statements of cash flows. The Company’s operating leases have a weighted average remaining lease term of 2.7 years and weighted average discount rate of 7.8%.

In February 2021, the Company entered into an office sublease (the “Sublease”) with a third party (the “Subtenant”), pursuant to which the Company has subleased its former office space located in Costa Mesa, California, consisting of approximately 37,875 square feet, which the Company leases pursuant to an existing lease agreement expiring in 2024 (the “Lease”). The term of the Sublease commenced in March 2021 and will continue through December 31, 2024, coterminous with the Lease. Pursuant to the Sublease, the Subtenant will pay to the Company monthly base rent, which is subject to annual rent escalations, as well as a portion of the operating expenses and taxes payable by the Company under the Lease. The Company recognized contract termination costs as a liability when it ceased using the rights conveyed under the Lease. During the three months ended March 31, 2021, the Company recorded approximately $3,367 in charges resulting from the Sublease, consisting of $1,894 loss on disposal of property and equipment and leasehold improvements, $1,211 loss on sublease, and $262 in initial direct costs.

The total rent expense for all operating leases, excluding the charges related to the Sublease discussed above, was $506 and $571 for the three months ended March 31, 2022 and 2021, respectively, with short-term leases making up an immaterial portion of such expenses. For its sublease, the Company recorded sublease income of $277 for the three months ended March 31, 2022.

Lease Commitments

 Future undiscounted lease payments for the Company’s operating lease liabilities, a reconciliation of these payments to its operating lease liabilities, and related sublease income at December 31, 2021 are as follows:

Years ended December 31,
2022 (nine months)	$2,095
2023	2,241
2024	1,792
Total future minimum lease payments, including short-term leases	6,128
Less: future minimum lease payments for short-term leases	(602)
Less: imputed interest	(569)
Present value of future minimum lease payments, excluding short-term leases	$4,957
Less: current portion of operating lease liabilities	(2,106)
Non-current portion of operating lease liabilities	2,851

Years ended December 31,	Sublease Income
2022 (nine months)	$782
2023	1,297
2024	1,034
Total sublease income	$3,113

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 under the previous lease accounting standard, future minimum lease payments at December 31, 2021, on an undiscounted basis, were as follows:

2022	$2,532
2023	2,091
2024	1,730
Total minimum payments	$6,353

As of December 31, 2021, minimum sublease rental income to be received in the future under noncancelable subleases was approximately $3,402 and the total rent expense for all operating leases was $4,668 for the year ended December 31, 2021.

Sales Taxes

The Company collects and remits sales tax in jurisdictions in which it has a physical presence or it believes tax nexus exists, which therefore obligates the Company to collect and remit sales tax. During the three months ended March 31, 2022 and 2021, the Company recorded a $134 liability and a $138 liability, respectively, for potential exposure in several states where there is uncertainty about the point in time at which the Company established a sufficient business connection to create nexus.

Purchase Consideration

In connection with its March 2022 acquisition, the Company committed to make purchase consideration payments of $1,500 within ten days of the first anniversary of the closing date of the acquisition and an additional $1,500 within ten days of the second anniversary of the closing date of the acquisition. Refer to Note 3 for further details.

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

NOTE 10. STOCKHOLDERS’ EQUITY

Common Stock Issuances

During the three months ended March 31, 2022 and 2021, the Company issued an aggregate of 615,703 and 608,886 shares of its common stock, respectively, in connection with the exercise of stock options, issuance of stock awards and vesting of restricted stock units under its stock incentive plans and purchases under its Employee Stock Purchase Plan (the “ESPP”).

During the three months ended March 31, 2022, the Company issued a total of 116,550 shares of its common stock in connection with its March 2022 acquisition. During the three months ended March 31, 2022, the Company issued a total of 352,330 shares of its common stock in connection with the contingent consideration arrangement related to the acquisition of PandoLogic.

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

NOTE 11. STOCK PLANS

Stock-Based Compensation

During the three months ended March 31, 2022, the Company granted options to purchase an aggregate of 480,850 shares of its common stock that are subject to time-based vesting conditions.

The Company valued these stock options using the Black-Scholes Merton option pricing model. The following assumptions were used to compute the grant date fair values of the stock options granted during the three months ended March 31, 2022:

Expected term (in years)	6.1
Expected volatility	82%
Risk-free interest rate	1.8%
Expected dividend yield	—

The assumptions used in calculating the fair values of purchase rights granted under the ESPP during the three months ended March 31, 2022 are set forth in the table below:

Expected term (in years)	0.5 - 2.0
Expected volatility	71% - 88%
Risk-free interest rate	0.2% - 2.4%
Expected dividend yield	—

The Company’s stock-based compensation expense by type of award and by operating expense grouping are presented below:

	Three Months Ended
	March 31,
	2022	2021
Stock-based compensation expense by type of award:
Restricted stock units	$3,432	$4,171
Stock awards	—	19
Performance-based stock options	—	16,314
Stock options	1,273	837
Employee stock purchase plan	92	150
Common stock issued for services	19	119
Total	$4,816	$21,610

Stock-based compensation expense by operating expense grouping:
Cost of revenue	$20	$-
Sales and marketing	463	898
Research and development	1,004	1,019
General and administrative	3,329	19,693
	$4,816	$21,610

Equity Award Activity Under Stock Plans

Restricted Stock Units

The Company’s restricted stock unit activity for the three months ended March 31, 2022 was as follows:

		Weighted
		Average Grant
	Shares	Date Fair Value
Unvested at December 31, 2021	886,461	$32.56
Granted	402,811	$16.47
Forfeited	(28,824)	$23.20
Vested	(328,956)	$46.65
Unvested at March 31, 2022	931,492	$21.01

As of March 31, 2022, total unrecognized compensation cost related to restricted stock units was $14,362, which is expected to be recognized over a weighted average period of 2.18 years.

Performance-Based Stock Options

The activity during the three months ended March 31, 2022 related to stock options that are subject to performance-based vesting conditions tied to the achievement of stock price goals by the Company was as follows:

		Weighted-Average
			Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at December 31, 2021	3,834,441	$11.05
Exercised	(21,713)	$5.55
Expired	(7,277)	$4.94
Outstanding at March 31, 2022	3,805,451	$11.09	6.3	$27,350
Exercisable at March 31, 2022	3,805,451	$11.09	6.3	$27,350

The aggregate intrinsic value of the options exercised during the three months ended March 31, 2022 and 2021 was $221 and $5,815, respectively. No performance-based stock options were granted during the three months ended March 31, 2022 and 2021 and no performance-

based stock options vested during the three months ended March 31, 2022. During the three months ended March 31, 2021, the Company achieved all of the stock price milestones applicable to substantially all of the performance-based stock options and, as a result, such performance-based stock options vested and all associated unrecognized compensation was accelerated and recognized in full as a one-time expense of $16,268.

Stock Options

The activity during the three months ended March 31, 2022 related to all other stock options was as follows:

		Weighted-Average
			Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at December 31, 2021	5,508,608	$15.10
Granted	291,850	$16.13
Exercised	(20,222)	$7.33
Forfeited	(57,134)	$13.07
Expired	(8,425)	$21.61
Outstanding at March 31, 2022	5,714,677	$15.23	6.2	$25,419
Exercisable at March 31, 2022	4,289,264	$13.76	5.4	$20,201

The weighted average grant date fair value of stock options granted during the three months ended March 31, 2022 and 2021 was $11.36 and $32.68 per share, respectively. The aggregate intrinsic value of the stock options exercised during the three months ended March 31, 2022 and 2021 was $163 and $7,848, respectively. The total grant date fair value of stock options vested during the three months ended March 31, 2022 and 2021 was $1,085 and $733, respectively. At March 31, 2022, total unrecognized compensation expense related to stock options was $15,080 and is expected to be recognized over a weighted average period of 3.3 years.

The aggregate intrinsic values in the tables above represent the difference between the fair market value of the Company’s common stock and the average option exercise price of in-the-money options, multiplied by the number of such stock options.

Employee Stock Purchase Plan

During the three months ended March 31, 2022, a total of 67 shares of common stock were purchased under the Company’s ESPP. As of March 31, 2022, accrued employee contributions for future purchases under the ESPP totaled $191.

NOTE 12. RELATED PARTY TRANSACTIONS

There were no related party transactions as of or during the three months ended March 31, 2022 and 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read together with the condensed consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2021. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed under “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021. See “Special Note Regarding Forward-Looking Statements” above at page 1.

Overview

We are a provider of AI solutions, powered by our proprietary AI operating system, aiWARE™, to deliver differentiated products and solutions to our Commercial Enterprise and Government & Regulated Industries customers.

During the three months ended March 31, 2022, we generated revenue of $34.4 million as compared to $18.3 million during the three months ended March 31, 2021. Our Software Products & Services grew 288% year over year, and represented 53% and 26% of our consolidated revenue during the three months ended March 31, 2022 and 2021, respectively, and our Managed Services grew 19% year over year, and represented 47% and 74% of our consolidated revenue during the three months ended March 31, 2022 and 2021, respectively.  During the three months ended March 31, 2022 our largest customer represented 31% of our consolidated revenue and during the three months ended March 31, 2021 a different customer was our largest customer, with revenues representing 10% of our consolidated revenue.

Significant Transactions

In March 2022, we completed an acquisition of an influencer-based management services company for total consideration of $5.8 million (the “Merger Consideration”). The Merger Consideration consists of upfront payments of $2.0 million in cash and $1.9 million in common stock (0.1 million shares) and deferred compensation of $3.0 million payable in fiscal 2022 and 2023.

Opportunities, Challenges and Risks

During the three months ended March 31, 2022 and 2021, we derived our revenue primarily through our Commercial Enterprise customers, and secondarily through our Government & Regulated Industries customers.

We are a leader in AI-based Software Products & Services. Our proprietary AI operating system, aiWARE, uses machine learning algorithms, or AI models, together with a suite of powerful applications, to reveal valuable insights from vast amounts of structured and unstructured data. In addition to the year-over-year growth of 288% in our Software Products & Services during the three months ended March 31, 2022 as compared to the prior year, we have also demonstrated our ability to grow our AI-based Managed Services, with our revenue from these Managed Services increasing 19% during the three months ended March 31, 2022 as compared to the prior year. Historically, we have derived a large portion of our Software Product & Services revenue from applications we internally developed from our aiWARE platform and actively sold across various customers. Beginning in the second half of 2021, we realigned our organization to also focus on enterprise sales and opportunities across existing and newer markets. In September 2021, we acquired PandoLogic, an intelligent hiring platform. Based in Israel, PandoLogic serves high-volume hiring and enterprise level customers today, including the second largest employer in the U.S., Amazon. While management believes there is a substantial opportunity to increase revenue longer term, there is no certainty that any future investments, which could be significant and include future potential acquisitions, will result in significant enterprise revenue realization or revenue growth when compared with historical revenue. We also continue to see significant opportunities for growth in cross-selling PandoLogic and aiWARE to existing and newly acquired customers, and where our AI solutions could add tremendous value in content creation and distribution, including in the news, television and film industries.

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

During the second half of 2020, we launched our Veritone energy solutions as part of our GRI solutions to help utilities increase profitability and improve grid reliability as they make the transition to renewables. Today, our energy solutions are in production at a major utility and being deployed across global manufactures. We believe that our patented technology is uniquely suited to solving some of the most difficult challenges facing utilities today, and we see significant near and long-term opportunities to grow our revenue within this market. Our aiWARE platform is in the early stages of deployment in the energy market, and we expect to continue making significant investments in product, sales and engineering over the next 12 to 24 months to further develop our current and future solutions to address the opportunities in this market.

Growing our existing and new Software Products & Services customer base is critical for our success. During the first quarter of 2022, our largest customer, Amazon, represented 31% of our consolidated revenue, as compared to 16% in the same quarter of 2021 on a pro forma basis (pro forma basis meaning the inclusion of PandoLogic as if owned by us since January 1, 2021). Approximately 25% of the first quarter 2022 Amazon revenue was from new services, part of our land-and-expand strategy and helped to drive our customer net retention above 120% in the quarter ended March 31, 2022 as compared to the same quarter of 2021. Moreover, we continue to grow our Software Products & Services customer base.  At the end of the first quarter of 2022, we reported 559 Software Product & Services customers, which grew 45% from March 31, 2021 on a pro forma basis. On a pro forma basis, we also grew PandoLogic’s customer base as of March 31, 2022 over 100% year over year, and non-volume hiring revenue for the quarter ended March 31, 2022, which excludes Amazon, grew over 200% year over year. To continue to grow our Software Product & Services and diversify our customer base, and drive increased sales within our existing customer base, we plan to continue to increase our sales and marketing spending throughout 2022 as compared with prior periods.

Our business has seasonality, driven mostly by hiring patterns across PandoLogic. Typically, hiring patterns are lowest during the first and second quarters, then increase sequentially each quarter in the second half of the year.  During the quarter ended March 31, 2022, one of our largest customers accelerated hiring in part to manage the January 2022 Omicron virus outbreak. As a result of this, we do not expect our intelligent hiring platform revenues to sequentially improve substantially from the first quarter of 2022 to the second quarter of 2022, as part of the first half of 2022 planned revenues from this customer accelerated into early 2022. However, we do expect the platform to normalize starting in the third quarter of 2022, and to grow comparably with prior years’ seasonality trends and in accordance with our prior expectations.

We believe our Software Products & Services will extend the capabilities of many third-party software platforms and products that are widely used today. For example, we believe that, when integrated with aiWARE, PandoLogic customers will be given greater visibility and transparency in their hiring processes. In addition, we have historically integrated aiWARE across many platforms, including Alteryx and the NVIDIA® CUDA® GPU-based platform, enabling dramatic increases in aiWARE’s processing speed and providing a wide range of new use cases for our technology. We are in the process of developing and marketing more specific use cases for these and future integrations, which we believe will open up new markets for our products and accelerate our near and long term revenue growth opportunities. We plan to hire additional engineers and business development resources in the near term to further accelerate our pursuit of these potential opportunities, as well as other third-party technology integrations.

For the three months ended March 31, 2022, our non-GAAP gross margin (calculated as described in “Non-GAAP Financial Measures” below) improved to 80%, compared with 74% for the three months ended March 31, 2021, driven by growth of new customers across our Software Products & Services and the addition of PandoLogic in late 2021, which generated incremental non-GAAP gross margins in excess of 80% during the three months ended March 31, 2022. Our non-GAAP gross margin is impacted significantly by the mix of our Software Products & Services and our Managed Services revenue in any given period because our Managed Services revenue typically has a lower overall non-GAAP gross margin than our Software Products & Services revenue. With the acquisition of PandoLogic in September 2021, we expect our consolidated non-GAAP gross margin and related non-GAAP gross profit to improve in each subsequent quarter in 2022 as the mix of PandoLogic revenue becomes seasonally larger throughout 2022. Our non-GAAP gross profit (see “Non-GAAP Financial Measures” below) is also dependent upon our ability to grow our revenue by expanding our customer base and increasing business with existing customers, and to manage our costs by negotiating favorable economic terms with cloud computing providers such as AWS and Microsoft Azure. While we are focused on continuing to improve our non-GAAP gross profit, our ability to attract and retain customers to grow our revenue will be highly dependent on our ability to implement and continually improve upon our technology and services and improve our technology infrastructure and operations as we experience increased network capacity constraints due to our growth.

  We believe our operating results and performance are, and will continue to be, driven by various factors that affect our industry. Our ability to attract, grow and retain customers for our aiWARE platform is highly sensitive to rapidly changing technology and is dependent on our ability to maintain the attractiveness of our platform, content and services to our customers. Moreover, we have historically reported GAAP operating losses, driven by certain non-cash and non-recurring items such as stock-based compensation and purchase accounting; however, we expect to report substantial improvements in our consolidated operating results for the year ending December 31, 2022 as compared to the year ended December 31, 2021, driven by the growth in our software offerings and customers and the growth of PandoLogic. Our future revenue and operating growth will rely heavily on our ability to grow and retain our Software Products & Services customer base, continue to develop and deploy quality and innovative AI-driven applications and enterprise-level offerings, provide unique and attractive content and advertising services to our customers, continue to grow in newer markets such as Government & Regulated Industries, expand aiWARE into larger and more expansive enterprise engagements and manage our corporate overhead costs. While we believe we will be successful in these endeavors, we cannot guarantee that we will succeed in generating substantial long term operating growth and profitability.

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

During the three months ended March 31, 2022, we reported a non-GAAP net loss of $5.2 million as compared to $3.9 million during the three months ended March 31, 2021. While we forecast our full year 2022 to be profitable on a non-GAAP net income basis, we do expect seasonality in our revenue and more losses in operating performance throughout the quarter ended June 30, with increased profitability during the quarters ended September 30 and December 31, driven partly from PandoLogic services. Moreover, and to continue to grow our revenue in 2022, we will continue to make substantial investments in people, namely software engineers and sales personnel. Through April 2022, our headcount grew approximately 25% since the beginning of 2022. In addition, we have made substantial investments in our existing people, including higher annual raises and increased benefits, in order to compete in a challenging and constrained labor environment. Lastly, we are making investments in our corporate infrastructure, including new ERP and workforce systems to help us better manage the scale and growth of our business. These investments in people and infrastructure will weigh heavier on our financial results beginning in Q2 2022 and beyond.  If we cannot hire or retain people in a timely manner, and or are incapable of managing the scale of our operations, our growth and ultimate profitability could be accelerated or delayed.

In the three months ended March 31, 2022 and 2021, substantially all of our revenue was derived from customers located in the United States. We believe that there is a substantial opportunity over time for us to significantly expand our service offerings and customer base in countries outside of the United States. In the long term, we plan to expand our business further internationally in places such as Europe, Asia Pacific and Latin America, and as a result, we expect to continue to incur significant incremental upfront expenses associated with these expansion opportunities.

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

The pandemic has affected and may continue to affect some of our customers, which may further reduce the demand and/or delay purchase decisions for our products and services and may additionally impact the creditworthiness of our customers. We have assessed the potential credit deterioration of our customers due to changes in the macroeconomic environment and have determined that no additional allowance for doubtful accounts was necessary due to credit deterioration as of March 31, 2022.

The extent to which the COVID-19 pandemic and the related macroeconomic conditions may continue to affect our financial condition or results of operations is uncertain. The severity and duration of the pandemic and the resulting macroeconomic conditions are difficult to predict, and our revenue and operating results may be adversely impacted in future periods. Due to the nature of our business, the effect of the COVID-19 pandemic may not be fully reflected in its results of operations until future periods. The most significant risks to our business and results of operations arising from the COVID-19 pandemic are discussed in Part I, Item 1A (Risk Factors) of our Annual Report on Form 10-K for the year ended December 31, 2021.

In response to the COVID-19, we took actions to control expenses, including temporarily discontinuing non-essential services and instituting controls on travel, entertainment and other expenses. In addition, we have initiated a remote work from home policy. We expect to continue to enforce these and other actions we deem appropriate until or when the COVID-19 pandemic is officially no longer declared a pandemic by the World Health Organization.

Non-GAAP Financial Measure

In evaluating our cash flows and financial performance, we use certain non-GAAP financial measures, including “non-GAAP gross profit,” “non-GAAP gross margin,” “non-GAAP net income (loss),” and “non-GAAP net income (loss) per share.” Non-GAAP gross profit is the Company’s revenue less its cost of revenue. Non-GAAP net income (loss) and non-GAAP net income (loss) per share is the Company’s net income (loss) and net income (loss) per share, adjusted to exclude interest expense, provision for income taxes, depreciation expense, amortization expense, stock-based compensation expense, changes in fair value of warrant liability, changes in fair value of contingent consideration, a reserve for state sales taxes, charges related to a facility sublease, gain on sale of asset, warrant expense, acquisition and due diligence costs, and severance and executive search costs. The results for non-GAAP net income (loss), are presented below for the three months ended March 31, 2022 and 2021. The items excluded from these non-GAAP financial measures, as well as a breakdown of GAAP net loss, non-GAAP net income (loss) and these excluded items between our Core Operations and Corporate, are detailed in the reconciliation below.

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

(in thousands)
	Three Months Ended March 31,
	2022			2021
	Core Operations(1)	Corporate(2)	Total	Core Operations(1)	Corporate(2)	Total
Net loss	$(6,100)	$(22,341)	$(28,441)	$(2,825)	$(27,742)	$(30,567)
Provision for income taxes	173	4	177	—	22	22
Depreciation and amortization	4,775	116	4,891	1,083	170	1,253
Stock-based compensation expense	1,983	2,833	4,816	2,695	18,915	21,610
Change in fair value of Contingent consideration	—	11,641	11,641	—	—	—
Interest expense	—	1,182	1,182	—	—	—
Acquisition and due diligence costs	—	561	561	—	—	—
State sales tax reserve	—	—	—	—	138	138
Charges related to sublease	—	—	—	—	3,367	3,367
Severance and executive search	—	—	—	250	7	257
Non-GAAP Net Income (Loss)	$831	$(6,004)	$(5,173)	$1,203	$(5,123)	$(3,920)

(1) Core operations consists of our aiWARE operating platform of software, SaaS and related services; content, licensing and advertising agency services; and their supporting operations, including direct costs of sales as well as operating expenses for sales, marketing and product development and certain general and administrative costs dedicated to these operations.

(2) Corporate consists of general and administrative functions such as executive, finance, legal, people operations, fixed overhead expenses (including facilities and information technology expenses), other income (expenses) and taxes, and other expenses that support the entire company, including public company driven costs.

The following tables set forth the calculation of our gross profit and gross margin, followed by a reconciliation of non-GAAP to GAAP financial information presented in our condensed consolidated financial statements for three months ended March 31, 2022 and 2021.

	Three Months Ended
(dollars in thousands)	March 31,
	2022	2021
Revenue	$34,407	$18,295
Cost of revenue	6,923	4,823
Non-GAAP gross profit	27,484	13,472
Non-GAAP gross margin	79.9%	73.6%

	Three Months Ended
	March 31,
	2022	2021
Revenue	$34,407	$18,295
Cost of revenue	6,923	4,823
Non-GAAP gross profit	27,484	13,472

GAAP cost of revenue	6,923	4,823
Stock-based compensation expense	(20)	—
Non-GAAP cost of revenue	6,903	4,823

GAAP sales and marketing expenses	11,069	6,427
Stock-based compensation expense	(463)	(898)
Severance and executive search	—	(236)
Non-GAAP sales and marketing expenses	10,606	5,293

GAAP research and development expenses	9,883	4,960
Stock-based compensation expense	(1,004)	(1,019)
Severance and executive search	—	(14)
Non-GAAP research and development expenses	8,879	3,927

GAAP general and administrative expenses	28,917	31,543
Depreciation	(198)	(175)
Stock-based compensation expense	(3,329)	(19,693)
Warrant expense	—	—
Change in fair value of contingent consideration	(11,641)	—
Charges related to sublease	—	(3,367)
State sales tax reserve	—	(138)
Acquisition and due diligence costs	(561)	—
Severance and executive search	—	(7)
Non-GAAP general and administrative expenses	13,188	8,163

GAAP amortization	(4,693)	(1,078)

GAAP loss from operations	(27,078)	(30,536)
Total non-GAAP adjustments (1)	21,909	26,625
Non-GAAP loss from operations	(5,169)	(3,911)

GAAP other expense, net	(1,186)	(9)
Interest expense	1,182	—
Non-GAAP other expense, net	(4)	(9)

GAAP loss before income taxes	(28,264)	(30,545)
Total non-GAAP adjustments (1)	23,091	26,625
Non-GAAP loss before income taxes	(5,173)	(3,920)

Income tax provision	177	22

GAAP net loss	(28,441)	(30,567)
Total non-GAAP adjustments (1)	23,268	26,647
Non-GAAP net loss	$(5,173)	$(3,920)

Shares used in computing non-GAAP basic and diluted net loss per share	35,477	32,172
Non-GAAP diluted net loss per share	$(0.15)	$(0.12)

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

Software Products & Services Supplemental Financial Information

The following table sets forth the results for each of our Software Products & Services supplemental financial information.

	Quarter Ended
	Mar 31,	Jun 30,	Sept 30,	Dec 31,	Mar 31,
	2021	2021	2021	2021	2022
Software Revenue - Pro Forma (in 000's) (1)	$10,183	$20,072	$21,860	$40,223	$18,167
Ending Customers (2)	385	419	433	529	559
Average Annual Revenue (AAR) (in 000's) (3)	$199	$203	$208	$209	$207
Total New Bookings (in 000's) (4)	$2,442	$4,896	$3,356	$8,317	$9,574
Gross Revenue Retention (5)	>90%	>90%	>90%	>90%	>90%

(1) “Software Revenue - Pro Forma” includes historical Software Products & Services revenue from the past five (5) fiscal quarters of each of Veritone, Inc. and PandoLogic (unaudited) and presents such revenue on a combined pro forma basis treating PandoLogic as owned by Veritone, Inc. since January 1, 2020.

(2) “Ending Customers” includes Software Products & Services customers as of the end of each respective quarter set forth above with trailing twelve-month revenues in excess of $2,400 for both Veritone, Inc. and PandoLogic and/or deemed by us to be under an active contract for the applicable periods.

(3) “Average Annual Revenue (AAR)” is calculated as the aggregate of trailing twelve-month Software Products & Services revenue divided by the average number of customers over the same period for both Veritone, Inc. and PandoLogic.

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

As we grow our business for our Software Products & Services, we expect that our supplemental financial information will be impacted in different ways based on our customer profiles and the nature of target markets. For example, our PandoLogic business has significant revenue concentration in a single customer which has a material impact on the average contract value and gross retention. As a result, we have shown the supplemental financial information on a pro forma basis for comparability.

Managed Services Supplemental Financial Information

The following table sets forth the results for each of the KPIs for our Managed Services.

	Quarter Ended
	Mar 31,	Jun 30,	Sept 30,	Dec 31,	Mar 31,
	2021	2021	2021	2021	2022
Avg billings per active Managed Services client (in 000's) (6)	$582	$622	$615	$625	$684
Revenue during quarter (in 000's) (7)	$10,327	$9,968	$9,647	$10,857	$10,735

(6) Avg billings per active Managed Services customer for each quarter reflects the average quarterly billings per active Managed Services customer over the twelve-month period through the end of such quarter for Managed Services customers that are active during such quarter.

(7) Managed Services revenue and metrics exclude content licensing and media services.

We have experienced and may continue to experience volatility in revenue from our Managed Services due to a number of factors, including: (i) the timing of new large customer agreements; (ii) loss of customers who choose to replace our services with new providers or by bringing their advertising placement in-house; (iii) customers who experience reductions in their advertising budgets due to issues with their own businesses; and (iv) the seasonality of the campaigns for certain large customers. We have historically generated a significant portion of our revenue from a few major customers. As we continue to grow and diversify our customer base, we expect that our dependency on a limited number of large customers will be minimized.

Results of Operations

The following tables set forth our results of operations for the three months ended March 31, 2022 and 2021, in dollars and as a percentage of our revenue for those periods. The period-to-period comparisons of our historical results are not necessarily indicative of the results that may be expected in the future.

	Three Months Ended
(dollars in thousands)	March 31,
	2022	2021
Revenue	$34,407	$18,295
Operating expenses:
Cost of revenue	6,923	4,823
Sales and marketing	11,069	6,427
Research and development	9,883	4,960
General and administrative	28,917	31,543
Amortization	4,693	1,078
Total operating expenses	61,485	48,831
Loss from operations	(27,078)	(30,536)
Other expense, net	(1,186)	(9)
Loss before provision for income taxes	(28,264)	(30,545)
Provision for income taxes	177	22
Net loss	$(28,441)	$(30,567)

	Three Months Ended
	March 31,
	2022	2021
Revenue	100.0%	100.0%
Operating expenses:
Cost of revenue	20.1	26.4
Sales and marketing	32.2	35.1
Research and development	28.7	27.1
General and administrative	84.0	172.4
Amortization	13.5	6.0
Total operating expenses	178.5	267.0
Loss from operations	(78.5)	(167.0)
Other expense, net	(3.4)	-
Loss before provision for income taxes	(81.9)	(167.0)
Provision for income taxes	0.5	0.1
Net loss	(82.4)	(167.1)

Three Months Ended March 31, 2022 Compared with Three Months Ended March 31, 2021

Revenue

	Three Months Ended			Three Months Ended
	March 31, 2022			March 31, 2021
	Commercial	Government &		Commercial	Government &
	Enterprise	Regulated	Total	Enterprise	Regulated	Total
Software Products & Services (1)	$17,386	$781	$18,167	$3,395	$1,290	$4,685
Managed Services	16,240	-	16,240	13,610	-	13,610
Revenue	$33,626	$781	$34,407	$17,005	$1,290	$18,295

(1) Software Products & Services consists of aiWARE SaaS Solutions revenues of $3.4 million and $4.7 million for the three months ended March 31, 2022 and 2021, respectively, as well PandoLogic revenues of $14.8 million for the three months ended March 31, 2022.

Commercial Enterprise (“CE”)

CE Software Products & Services revenue increased $14.0 million, or 412%, in the three months ended March 31, 2022 compared to the corresponding prior year period due primarily due to our acquisition of PandoLogic in September 2021 coupled with expanded services we provided to existing media and entertainment customers. CE Managed Services increased $2.6 million, or 19%, in the three months ended March 31, 2022 compared to the corresponding prior year period due to growth of our licensing platform, in new advertising customers and in expanded services for existing advertising customers.

Government & Regulated Industries (“GRI”)

GRI Software Products & Services revenue decreased $0.5 million or 39% in the three months ended March 31, 2022 compared to the corresponding prior year period primarily due to timing of early stage energy deliverables. GRI Software Products & Services revenue from customers in certain markets, particularly government and energy customers, is often project-based and is impacted by the timing of projects. As such, we expect that our revenue from these markets could fluctuate significantly from period to period.

Non-GAAP Gross Profit

As noted above, our non-GAAP gross profit is calculated as our revenue less our cost of revenue, as follows:

	Three Months Ended
(dollars in thousands)	March 31,
	2022	2021	$ Change	% Change
Revenue	$34,407	$18,295	$16,112	88.1%
Cost of revenue	6,923	4,823	2,100	43.5%
Non-GAAP gross profit	27,484	13,472	14,012	104.0%
Non-GAAP gross margin	79.9%	73.6%

The increase in non-GAAP gross profit and non-GAAP gross margin in the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was due primarily to growth in Software Products & Services revenue, including our acquisition of PandoLogic in September 2021, which collectively generated incremental non-GAAP gross margins in excess of 80% during the three months ended March 31, 2022.

Operating Expenses

	Three Months Ended
(dollars in thousands)	March 31,
	2022	2021	$ Change	% Change
Cost of revenue	$6,923	$4,823	$2,100	43.5%
Sales and marketing	11,069	6,427	4,642	72.2%
Research and development	9,883	4,960	4,923	99.3%
General and administrative	28,917	31,543	(2,626)	-8.3%
Amortization	4,693	1,078	3,615	335.3%
Total operating expenses	$61,485	$48,831	$12,654	25.9%

Cost of Revenue. The increase in cost of revenue in the three months ended March 31, 2022 compared with the corresponding prior year periods was due primarily to our higher revenue level, as discussed above. Cost of revenue increased at a lower rate than the increase in revenues due to the introduction of new products with higher non-GAAP gross margin contribution in the second half of 2021, including the addition of PandoLogic.

Sales and Marketing. The increase in sales and marketing expenses of $4.6 million or 72% in the three months ended March 31, 2022 compared with the corresponding prior year period was primarily due to our acquisition of PandoLogic in September 2021, coupled with a $0.8 million increase in personnel-related costs from the addition of new sales and marketing resources.  As a percentage of revenue, sales and marketing expenses decreased to 32% in 2022 from 35% in 2021.

Research and Development. The increase in research and development expenses of $4.9 million or 99% in the three months ended March 31, 2022 compared with the corresponding prior year period was primarily due to an increase of $2.2 million in personnel-related costs from the addition of new engineering resources and our September 2021 acquisition of PandoLogic in September 2021. As a percentage of revenue, research and development expenses increased to 29% in 2022 from 27% in 2021.

General and Administrative. General and administrative expenses decreased $2.6 million or 8% in the three months ended March 31, 2022 compared with the corresponding prior year period principally due to our acquisition of PandoLogic in September 2021. As a percentage of revenue, general and administrative expenses declined to 84% in 2022 from 172% in 2021.

Amortization Expense. Amortization expense increased in the three months ended March 31, 2022 compared with the corresponding prior year period due to the addition of PandoLogic amortization expense.

Other (Expense) Income, Net

Other expense, net for the three months ended March 31, 2022 was comprised primarily of interest expense of $1.2 million due to the Convertible Notes we issued in November 2021.

Liquidity and Capital Resources

We have historically financed our business through the sale of equity and debt securities.  Our principal sources of liquidity are our cash and cash equivalents, which totaled $237.6 million as of March 31, 2022, compared with total cash and cash equivalents of $254.7 million as of December 31, 2021. The decrease in our cash and cash equivalents in the three months ended March 31, 2022 as compared with December 31, 2021 was primarily due to investments made during the period, taxes paid related to net share settlement of equity awards, and the payment of the PandoLogic 2021 earnout. We generated $10.1 million through cash provided by operating activities and also generated cash through proceeds from issuances of stock under employee stock incentive plans and stock purchases made under the ESPP of $0.6 million.

Cash Flows

A summary of cash flows from our operating, investing and financing activities is shown in the table below.

	Three Months Ended
(in thousands)	March 31,
	2022	2021
Cash provided by operating activities	$10,134	$6,209
Cash used in investing activities	(4,054)	(100)
Cash (used in) provided by financing activities	(23,248)	6,533
Net (decrease) increase in cash, cash equivalents and restricted cash	$(17,168)	$12,642

Operating Activities

Our operating activities provided cash of $10.1 million in the three months ended March 31, 2022, due primarily to our net loss of $28.4 million, adjusted by $21.5 million in non-cash expenses, including $11.6 million from a change in the fair value of contingent consideration and $4.8 million in stock-based compensation expense, offset in part by the net working capital increase of $17.1 million, primarily due to decreases in our accounts receivable of $19.0 million. Our business strategy includes streamlining operational costs while investing in the development of our AI capabilities and enhancement of our Software Products & Services to grow our business and future revenue. We gauge the amount of cash utilized in these efforts using the Non-GAAP net loss measure, as presented under the heading “Non-GAAP Financial Measures” above. Our use of cash as measured by Non-GAAP net loss decreased to $5.2 million for the three months ended March 31, 2022 from $3.9 million for the three months ended March 31, 2021, due primarily to the increase in our revenues, partially offset by an increase in non-GAAP expenses.

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

Investing Activities

Our investing activities for the three months ended March 31, 2022 used cash of $4.1 million primarily for an equity investment of $2.0 million in a strategic partner, $1.3 million to fund a portion of the consideration for the March 2022 acquisition, and $0.7 million in capital expenditures.

Our investing activities consisted of minimal amounts used for capital expenditures and proceeds from the sale of equipment in the three months ended March 31, 2021.

Financing Activities

Our financing activities for the three months ended March 31, 2022 used cash of $23.2 million, consisting of $14.4 million to pay the 2021 earnout for PandoLogic and $9.4 million to pay taxes paid related to the net share settlement of equity awards, partially offset by $0.6 million in proceeds received from the exercise of stock options and purchases of shares under our ESPP.

Our financing activities provided cash of $6.5 million for the three months ended March 31, 2021, consisting of $4.3 million in proceeds received from the exercise of stock options and purchases of shares under our ESPP and $2.3 million in proceeds received from the exercise of stock warrants.

Capital Resources

As of March 31, 2022, our only debt obligations were the Convertible Notes issued in the fourth quarter of fiscal year 2021. We have $3.0 million in purchase consideration commitments related to our March 2022 acquisition that will be paid 50% in 2023 and 50% in 2024. We have no other present agreements or commitments with respect to any material acquisitions of businesses or technologies or any other material capital expenditures.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. There is no assurance that our disclosure controls and procedures will operate effectively under all circumstances. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2021 contains a discussion of the material risks associated with our business. There have been no material changes to the risks described in such Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 1, 2022, we issued 116,550 shares of our common stock as partial consideration in connection with an acquisition of an influencer-based management company. These shares of common stock were issued in a private placement in reliance under Section 4(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1*	Certifications pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, has been formatted in Inline XBRL.

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

Veritone, Inc.

May 9, 2022	By:	/s/ Chad Steelberg
Chad Steelberg
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

May 9, 2022	By:	/s/ Michael L. Zemetra
Michael L. Zemetra
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)