Form 10-Q/A
period 2022-03-31
Veritone, Inc.
filed 2022-08-15
CIK 1615165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

Veritone, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amended Report”) to restate the Company’s unaudited condensed consolidated financial statements for the period ended March 31, 2022 included in its Quarterly Report for the quarter ended March 31, 2022, that was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 9, 2022 (the “Original Report”). Unless the context otherwise requires, references in this Amended Report to “the Company,” “Veritone,” “we,” “us” or “our” refer to Veritone, Inc. and its wholly owned subsidiaries.

Background

As disclosed in the Company’s Current Reports on Form 8-K, as furnished or filed, as applicable, with the SEC on August 9, 2022 and August 15, 2022, the Company is restating its previously issued unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2022. On August 9, 2022, the management of the Company and the Audit Committee of the Company’s Board of Directors, after consideration of the relevant facts and circumstances, concluded that the Company’s unaudited condensed consolidated interim financial statements as of March 31, 2022 and for the quarterly period ended March 31, 2022 included in the Original Report should be restated, and that such financial statements previously filed with the SEC should no longer be relied upon due to an error related to the calculation of fair value of contingent consideration at the time of the acquisition of PandoLogic Ltd. (“PandoLogic”), which led to an understatement of goodwill, intangible assets, and contingent consideration at the time of the acquisition, and an overstatement of subsequent changes to the fair value of contingent consideration, and an understatement of subsequent intangible amortization expense in the Original Report (the “Q1 2022 restatement”).

This Amended Report is presented as of the filing date of the Original Report and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the Q1 2022 restatement and the full year 2021 adjustment as described below. Accordingly, this Amended Report should be read in conjunction with the Company’s filings with the SEC subsequent to the date on which the Company filed the Original Report.

This Amended Report sets forth the Original Report in its entirety, as amended to reflect the restatement. Among other things, forward-looking statements made in the Original Report have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the Original Report, and such forward-looking statements should be read in their historical context.

In connection with the Q1 2022 restatement and the filing of this Amended Report, the Company has also adjusted its consolidated balance sheet as of December 31, 2021 contained in the Original Report in order to correct for an error that the Company determined was not material to the Company’s  previously issued financial statements included in its Annual Report on Form 10-K as further described in Note 2 “Presentation and Summary of Significant Accounting Policies” (the “full year 2021 adjustment”).

Items Amended in this Amended Report

The following sections in the Original Report are revised in this Amended Report, solely as a result of, and to reflect, the restatement:

•	Part I – Item 1. Financial Information
•	Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
•	Part I – Item 4. Controls and Procedures
•	Part II – Item 1A. Risk Factors
•	Part II – Item 6. Exhibits and Signatures

In accordance with applicable SEC rules, this Amended Report includes an updated signature page and certifications of the Company’s Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2 and 32.1 as required by Rule 12b-15.

Refer to Note 2, “Presentation and Summary of Significant Accounting Policies,” of Notes to the Condensed Consolidated Financial Statements of this Amended Report for additional information and for the summary of the accounting impacts of these adjustments to the Company’s condensed consolidated financial statements.

The Company has also identified a material weakness in its internal control over financial reporting relating to the appropriate oversight and sufficient review of the work performed by third-party specialists on the Company’s behalf and the coordination of work being performed by more than one specialist. In connection with filing of this Amended Report, the Company has reassessed its disclosure controls and procedures and concluded that they were ineffective as of March 31, 2022. See additional discussion included in Part II Item 1A of this Amended Report.

VERITONE, INC.

QUARTERLY REPORT ON FORM 10-Q/A

March 31, 2022

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q/A contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we intend that such forward-looking statements be subject to the safe harbors created thereby. For this purpose, any statements made in this Quarterly Report on Form 10-Q/A that are not historical or current facts may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “anticipates,” “believes,” “seeks,” “estimates,” “expects,” “intends,” “continue,” “can,” “may,” “plans,” “potential,” “projects,” “should,” “could,” “will,” “would” or similar expressions and the negatives of those expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Such forward-looking statements include, but are not limited to, any statements that refer to projections of our future financial condition and results of operations, capital needs and financing plans, competitive position, industry environment, potential growth and market opportunities, acquisition plans and strategies, compensation plans, governance structure and policies and/or the price of our common stock.

The forward-looking statements included herein represent our management’s current expectations and assumptions based on information available as of the date of this report. These statements involve numerous known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that may cause or contribute to such differences include, but are not limited to, those discussed in more detail in Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of Part I, and Item 1A (Risk Factors) of Part II, of this Quarterly Report on Form 10-Q/A, and in Item 1 (Business) and Item 1A (Risk Factors) of Part I of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 17, 2022. Readers should carefully review these risks, as well as the additional risks described in other documents we file from time to time with the Securities and Exchange Commission. In light of the significant risks and uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that such results will be achieved, and readers are cautioned not to place undue reliance on such forward-looking information, which speak only as of the date of this report.

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

Item 1. Financial Statements

VERITONE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share and share data)

(Unaudited)

	As of
	March 31,
	2022	December 31,
	(As Restated)	2021
ASSETS

Cash and cash equivalents	$237,553	$254,722
Accounts receivable, net	66,975	85,063
Expenditures billable to clients	19,693	27,180
Prepaid expenses and other current assets	12,519	12,117
Total current assets	336,740	379,082
Property, equipment and improvements, net	2,137	1,556
Intangible assets, net	91,867	93,872
Goodwill	44,600	42,028
Long-term restricted cash	856	855
Other assets	6,078	954
Total assets	$482,278	$518,347
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$38,345	$46,711
Accrued media payments	96,327	86,923
Client advances	7,968	10,561
Contingent consideration, current	134	20,053
Other accrued liabilities	22,993	27,093
Total current liabilities	165,767	191,341
Convertible senior notes, non-current	195,381	195,082
Contingent consideration, non-current	35,681	31,533
Other non-current liabilities	17,216	13,891
Total liabilities	414,045	431,847
Commitments and contingencies (Note 9)
Stockholders' equity
Common stock, par value $0.001 per share; 75,000,000 shares authorized; 36,056,839 and 34,972,256 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	36	35
Additional paid-in capital	435,954	431,606
Accumulated deficit	(367,843)	(345,037)
Accumulated other comprehensive income (loss)	86	(104)
Total stockholders' equity	68,233	86,500
Total liabilities and stockholders' equity	$482,278	$518,347

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(in thousands, except per share and share data)

(Unaudited)

	Three Months Ended
	March 31,
	2022
	(As Restated)	2021
Revenue	$34,407	$18,295
Operating expenses:
Cost of revenue	6,923	4,823
Sales and marketing	11,069	6,427
Research and development	9,883	4,960
General and administrative	22,321	31,543
Amortization	5,016	1,078
Total operating expenses	55,212	48,831
Loss from operations	(20,805)	(30,536)
Other expense, net	(1,186)	(9)
Loss before provision for income taxes	(21,991)	(30,545)
Provision for income taxes	138	22
Net loss	$(22,129)	$(30,567)
Net loss per share:
Basic and diluted	$(0.62)	$(0.95)
Weighted average shares outstanding:
Basic and diluted	35,476,948	32,172,038
Comprehensive loss:
Net loss	$(22,129)	$(30,567)
Foreign currency translation gain, net of income taxes	190	7
Total comprehensive loss	$(21,939)	$(30,560)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(Unaudited)

	Three Months Ended March 31, 2022
					Accumulated
			Additional	Accumulated	Other
	Common Stock		Paid-in	Deficit	Comprehensive	Total
	Shares	Amount	Capital	(As Restated)	Income	(As Restated)
Balance as of December 31, 2021	34,972,256	$35	$431,606	$(345,037)	$(104)	$86,500
Cumulative-effect of accounting change adopted as of January 1, 2022	—	—	—	(677)	—	(677)
Common stock issued under employee stock plans	1,073,543	1	569	—	—	570
Common stock withheld for employee taxes	(457,840)	—	(9,437)	—	—	(9,437)
Common stock issued for acquisitions	116,550	—	1,929	—	—	1,929
Common stock issued as part of contingent consideration	352,330	—	6,440			6,440
Stock-based compensation expense	—	—	4,847	—	—	4,847
Net loss	—	—	—	(22,129)	—	(22,129)
Other comprehensive gain	—	—	—	—	190	190
Balance as of March 31, 2022	36,056,839	$36	$435,954	$(367,843)	$86	$68,233

	Three Months Ended March 31, 2021
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
Balance as of December 31, 2020	31,799,354	$32	$368,477	$(280,365)	$66	$88,210
Common stock issued under employee stock plans, net	608,886	1	4,253	—	—	4,254
Common stock issued for services	15,828	—	119	—	—	119
Stock-based compensation expense	—	—	21,491	—	—	21,491
Exercise of warrants	252,218		2,279			2,279
Net loss	—	—	—	(30,567)	—	(30,567)
Other comprehensive gain	—	—	—	—	7	7
Balance as of March 31, 2021	32,676,286	$33	$396,619	$(310,932)	$73	$85,793

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2022
	(As Restated)	2021
Cash flows from operating activities:
Net loss	$(22,129)	$(30,567)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,214	1,253
Loss on disposal of fixed assets	—	1,894
Provision for doubtful accounts	194	5
Loss on sublease	—	1,211
Stock-based compensation expense	4,847	21,610
Change in fair value of contingent consideration	5,045	—
Change in deferred taxes	(465)	—
Amortization of debt issuance costs	299	—
Changes in assets and liabilities:
Accounts receivable	18,982	(7,439)
Expenditures billable to clients	7,487	2,236
Prepaid expenses and other assets	(18)	1,507
Other assets	(895)	—
Accounts payable	(8,384)	3,554
Accrued media payments	8,770	9,517
Client advances	(2,593)	1,825
Other accrued liabilities	(6,104)	(103)
Other liabilities	(116)	(294)
Net cash provided by operating activities	10,134	6,209
Cash flows from investing activities:
Minority investment	(2,000)	—
Capital expenditures	(735)	(100)
Acquisitions, net of cash acquired	(1,319)	—
Net cash used in investing activities	(4,054)	(100)
Cash flows from financing activities:
Payment of contingent considerations	(14,376)	—
Taxes paid related to net share settlement of equity awards	(9,441)	—
Proceeds from the exercise of warrants	—	2,279
Proceeds from issuances of stock under employee stock plans, net	569	4,254
Net cash (used in) provided by financing activities	(23,248)	6,533
Net (decrease) increase in cash and cash equivalents and restricted cash	(17,168)	12,642
Cash and cash equivalents and restricted cash, beginning of period	255,577	115,672
Cash and cash equivalents and restricted cash, end of period	$238,409	$128,314
Supplemental Disclosure of Cash Flow Information
Non-cash activities:
Shares issued for acquisition of businesses and earn-out consideration	8,369	—
Lease liabilities arising from right-of-use assets	4,501	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITONE, INC.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except share and per share data and percentages)

(Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS

Description of Business

Veritone, Inc., a Delaware corporation (“Veritone”) (together with its wholly owned subsidiaries, the “Company”), is a provider of artificial intelligence (“AI”) computing solutions. The Company’s proprietary AI operating system, aiWARETM, uses machine learning algorithms, or AI models, together with a suite of powerful applications, to reveal valuable insights from vast amounts of structured and unstructured data. The aiWARE platform offers capabilities that mimic human cognitive functions such as perception, prediction and problem solving, enabling users to quickly, efficiently and cost effectively transform unstructured data into structured data, and analyze and optimize data to drive business processes and insights.  aiWARE is based on an open architecture that enables new AI models, applications and workflows to be added quickly and efficiently, resulting in a scalable and evolving solution that can be leveraged by organizations across a broad range of business sectors, serving commercial enterprises as well as government and regulated industries.

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

On March 1, 2022, the Company acquired an influencer-based management company, as discussed in more detail in Note 3. On September 14, 2021, the Company acquired PandoLogic, a company incorporated under the laws of the state of Israel, and a leading provider of intelligent hiring solutions, as discussed in more detail in Note 3. PandoLogic’s software platform, PandoIQ, is an AI-enabled talent acquisition and recruitment platform.

NOTE 2. PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Preparation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial statements and the rules and regulations of the SEC. Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. Such unaudited condensed consolidated financial statements and accompanying notes are based on the representations of the Company’s management, who is responsible for their integrity and objectivity. The information included in this Form 10-Q/A should be read in conjunction with the information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 17, 2022. Interim results for the three months ended March 31, 2022 are not necessarily indicative of the results the Company will have for the full year ending December 31, 2022.

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

Restatement and Adjustment of Financial Statements

Restatement of Previously Issued Financial Statements

On August 9, 2022, the management of the Company and the Audit Committee of the Board of Directors of the Company, after consideration of the relevant facts and circumstances, determined that the Company’s previously issued financial statements as of and for the three months ended March 31, 2022 should be restated, and that such financial statements should no longer be relied upon due to an error related to the calculation of fair value of contingent consideration at the time of the acquisition of PandoLogic, which led to an understatement of goodwill, intangible assets and contingent consideration at the time of the acquisition, an overstatement of subsequent changes to the fair value of contingent consideration, and an understatement of subsequent intangible amortization expense. The restatement results in a non-cash charge that reduces general and administrative expenses and results in a favorable change to net loss for the three months ended March 31, 2022. The Company has restated its financial statements for the three months ended March 31, 2022 for such errors.

Adjustment of Previously Issued Financial Statements

The Company also evaluated the aggregate effects of the errors to its previously issued financial statements in accordance with SEC Staff Accounting Bulletins No. 99 and No. 108 and, based upon quantitative and qualitative factors, determined that the errors were not material to the previously issued financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2021 or for any quarterly periods included therein. However, in order to correctly state equity in connection with the filing of this Form 10-Q/A, the December 31, 2021 consolidated balance sheet has been corrected to reflect the impact of this immaterial error.  The Company will adjust its consolidated financial statements for the year ended December 31, 2021 when it files its Form 10-K for the period ended December 31, 2022.

The following tables present the effects of the aforementioned restatement to the specific line items presented in the Company’s previously reported unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2022 (in thousands, except per share amounts):

Condensed Consolidated Balance Sheet

	As of March 31, 2022
	As Reported	Adjustment	As Restated
Intangible assets, net	$86,563	$5,304	$91,867
Goodwill	36,630	7,970	44,600
Total assets	469,004	13,274	482,278
Contingent consideration, non-current	35,416	265	35,681
Other non-current liabilities	16,440	776	17,216
Total liabilities	413,004	1,041	414,045
Accumulated deficit	(380,076)	12,233	(367,843)
Total stockholders' equity	56,000	12,233	68,233
Total liabilities and stockholders' equity	469,004	13,274	482,278

Condensed Consolidated Statement of Operations and Comprehensive Loss

	Three Months Ended
	March 31, 2022
	As Reported	Adjustment	As Restated
General and administrative	$28,917	$(6,596)	$22,321
Amortization	4,693	323	5,016
Total operating expenses	61,485	(6,273)	55,212
Loss from operations	(27,078)	6,273	(20,805)
Loss before provision for income taxes	(28,264)	6,273	(21,991)
Provision for income taxes	177	(39)	138
Net loss	(28,441)	6,312	(22,129)
Basic and diluted net loss per share	(0.80)	0.18	(0.62)
Total comprehensive loss	(28,251)	6,312	(21,939)

Condensed Consolidated Statement of Stockholders’ Equity

	Accumulated Deficit
	As Reported	Adjustment	As Restated
Balance as of December 31, 2021	$(350,958)	$5,921	$(345,037)
Net loss	(28,441)	6,312	(22,129)
Balance as of March 31, 2022	(380,076)	12,233	(367,843)
	Total Stockholders' Equity
Balance as of December 31, 2021	80,579	5,921	86,500
Net loss	(28,441)	6,312	(22,129)
Balance as of March 31, 2022	56,000	12,233	68,233

Condensed Consolidated Statement of Cash Flows

	Three Months Ended
	March 31, 2022
	As Reported	Adjustment	As Restated
Cash flows from operating activities:
Net loss	$(28,441)	$6,312	$(22,129)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,891	323	5,214
Change in fair value of contingent consideration	11,641	(6,596)	5,045
Change in deferred taxes	(426)	(39)	(465)

There was no impact on cash flows from investing or financing activities.

The following tables reflect the impact of the adjustments to the specific line items presented in the Company’s previously reported consolidated financial statements as of and for the year-ended December 31, 2021 (in thousands, except per share amounts):

Consolidated Balance Sheet

	As of December 31, 2021
	As Reported	Adjustment	As Adjusted
Intangible assets, net	$88,247	$5,625	$93,872
Goodwill	34,058	7,970	$42,028
Total assets	504,752	13,595	518,347
Contingent consideration, current	19,988	65	20,053
Total current liabilities	191,276	65	191,341
Contingent consideration, non-current	24,737	6,796	31,533
Other non-current liabilities	13,078	813	13,891
Total liabilities	424,173	7,674	431,847
Accumulated deficit	(350,958)	5,921	(345,037)
Total stockholders' equity	80,579	5,921	86,500
Total liabilities and stockholders' equity	504,752	13,595	518,347

Consolidated Statement of Operations and Comprehensive Loss

	Year Ended
	December 31, 2021
	As Reported	Adjustment	As Adjusted
General and administrative	$97,918	$(6,251)	$91,667
Amortization	8,497	375	8,872
Total operating expenses	182,554	(5,876)	176,678
Loss from operations	(67,249)	5,876	(61,373)
Loss before provision for income taxes	(67,849)	5,876	(61,973)
Provision for income taxes	2,744	(45)	2,699
Net loss	(70,593)	5,921	(64,672)
Basic and diluted net loss per share	(2.12)	0.18	(1.94)
Total comprehensive loss	(70,763)	5,921	(64,842)

Consolidated Statement of Stockholders’ Equity

	Accumulated Deficit
	As Reported	Adjustment	As Adjusted
Net loss	$(70,593)	$5,921	$(64,672)
Balance as of December 31, 2021	(350,958)	5,921	(345,037)
	Total Stockholders' Equity
Net loss	(70,593)	5,921	(64,672)
Balance as of December 31, 2021	80,579	5,921	86,500

Consolidated Statement of Cash Flows

	Year Ended
	December 31, 2021
	As Reported	Adjustment	As Adjusted
Cash flows from operating activities:
Net loss	$(70,593)	$5,921	$(64,672)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,035	375	9,410
Change in fair value of contingent consideration	18,325	(6,251)	12,074
Change in deferred taxes	—	(45)	(45)

There was no impact on cash flows from investing or financing activities.

The accompanying applicable Notes to the Condensed Consolidated Financial Statements have been updated to reflect the restatement as of and for the three months ended March 31, 2022 and the revision for the year ended December 31, 2021.

Liquidity and Capital Resources

During the years ended December 31, 2021 and 2020, the Company generated cash flows from operations of $7,234 and $1,433, respectively, and incurred net losses of $64,672 and $47,876, respectively. In the three months ended March 31, 2022, the Company generated cash flows from operations of $10,134 and incurred a net loss of $22,129. As of March 31, 2022, the Company had an accumulated deficit of $367,843. Historically, the Company has satisfied its capital needs with the net proceeds from sales of equity securities, issuances of convertible debt, and the exercise of common stock options and warrants. In the first three months of 2022, the Company received net proceeds of $569 from the issuance of common stock under the Company’s employee stock plans, and used $9,441 for taxes paid related to net share settlement of equity awards and $14,376 for payment of the 2021 earnout for PandoLogic.

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

There has been uncertainty and disruption in the global economy and financial markets due to the COVID-19 pandemic and the war in Ukraine. The Company is not aware of any specific event or circumstance that would require an update to its estimates or assumptions or a revision of the carrying value of its assets or liabilities as of the date of filing of this Quarterly Report on Form 10-Q/A.

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

The total purchase consideration was $5,844 (the “March Acquisition Consideration”), which consisted of upfront consideration of $1,500 in cash, $1,929 for the fair value of the Company’s 116,550 shares of common stock, and deferred cash payments to be made in 2023 and 2024 totaling $3,000, which was estimated to have a fair value of $2,707 on the acquisition date. The total purchase price was decreased by $976 for the settlement of a preexisting receivable and increased by $684 to adjust for the cash on hand at the time of the transaction closing. The total purchase consideration is preliminary and subject to net working capital adjustments that the Company expects to finalize and settle in the measurement period. In addition, the sellers may receive up to $4,500 in contingent earnout consideration based on achieving certain milestones tied to the entity’s financial performance in fiscal 2022 and 2023, which amount will be paid in cash (the “Earnout”). The fair value of the Earnout was estimated to be $3,015 as of March 1, 2022, all of which was deemed to be compensation to the seller which will be recognized as compensation expense over the earnout period in the general and administrative expenses on the condensed consolidated statement of operations and comprehensive loss. The Company incurred $270 in acquisition-related expenses and has recorded them in general and administrative expenses in the condensed consolidated statement of operations and comprehensive loss.

The following table summarizes the fair value of the purchase price consideration (in thousands):

March Acquisition Consideration	Preliminary
Cash consideration at closing	$1,500
Equity consideration at closing	1,929
Deferred consideration	2,707
Acquired cash	684
Settlement of pre-existing receivable	(976)
Total	$5,844

The preliminary allocation of the purchase consideration to tangible and intangible assets acquired and liabilities assumed is based on estimated fair values and is as follows (in thousands):

Preliminary allocation of March Acquisition Consideration**	Preliminary
Cash	$715
Accounts receivable	1,088
Prepaid and other current assets	120
Property and equipment	53
Intangible assets	3,000
Other assets	247
Total assets acquired	5,223
Accounts payable	18
Accrued expenses and other current liabilities	1,793
Operating lease liabilities, non-current	140
Total liabilities assumed	1,951
Identifiable net assets acquired	$3,272
Goodwill	2,572
Total purchase consideration	$5,844

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

The total purchase consideration for PandoLogic was $135,563 (the “Merger Consideration”), which consisted of upfront consideration of $58,733 in cash and $31,500 for the fair value of the Company’s 1,704,822 shares of common stock, up to $65,000 in contingent consideration based on achieving certain earnouts tied to financial performance of PandoLogic in fiscal 2021 and 2022, which amount will be paid in a combination of cash and common stock (the “Earnout”) and a net working capital adjustment of $5,818 paid in cash. The Company utilized a Monte Carlo simulation model to estimate the fair value of the Earnout. The fair value of the Earnout was estimated to be $44,900 as of September 14, 2021, $39,512 of which was deemed to be purchase consideration and recorded within contingent consideration current and contingent consideration non-current on the condensed consolidated balance sheet. The remaining $5,388 will be recognized as compensation expense over the earnout period in the general and administrative expenses on the condensed consolidated statement of operations and comprehensive loss. Subsequent to the acquisition date, the Company is required to reassess its estimate of the fair value of the Earnout, including certain future Earnout obligations triggered on the employment status of certain PandoLogic management, and record any changes in earnings when the estimate is based on information not known as of the acquisition date (See Note 5). The Company incurred $2,161 in acquisition-related expenses in 2021 and has recorded them in general and administrative expenses in the condensed consolidated statement of operations and comprehensive loss.

The following table summarizes the fair value of the purchase price consideration (in thousands):

Merger Consideration	Amount
Cash consideration at closing	$58,733
Equity consideration at closing	31,500
Contingent earnout	39,512
Net working capital adjustment	5,818
Total	$135,563

The preliminary allocation of the purchase consideration to tangible and intangible assets acquired and liabilities assumed is based on estimated fair values and is as follows (in thousands):

Allocation of Merger Consideration**	Amount
Cash	$11,581
Accounts receivable	21,344
Prepaid and other current assets	8,710
Property and equipment	618
Intangible assets	92,000
Other assets	1,653
Total assets acquired	135,906
Accounts payable	13,183
Accrued expenses and other current liabilities	9,443
Deferred tax liability	12,686
Total liabilities assumed	35,312
Identifiable net assets acquired	$100,594
Goodwill	34,969
Total purchase consideration	$135,563

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

	Estimated Fair Value	Estimated Useful Lives (in years)
Customer relationships	$70,000	5 - 7
Developed technology	20,000	4
Trade name	2,000	5
Total intangible assets	$92,000

Taxes

In connection with the acquisition, a net deferred tax liability of $12,686 was established primarily for the differences between the fair value of the acquired non-goodwill intangible assets and PandoLogic’s historical tax basis in these assets. No deferred tax asset or liability is recorded on PandoLogic goodwill, $33,111 of which is not deductible for tax purposes.  In August 2021, PandoLogic obtained the approval for Preferred Technology Enterprise status under which its Israeli tax rate is reduced from the 23% statutory rate to a 12% beneficial rate.  This arrangement is scheduled to expire in December 2025. The acquired Israel deferred tax assets and liabilities are computed based on the tax rate in the year of their expected reversal. No valuation allowance is recorded on the acquired PandoLogic deferred tax assets as it is more likely than not they will be utilized to offset future taxable income.

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

The unaudited pro forma financial information was as follows (in thousands):

Three Months Ended
March 31,
2021
Net revenue	$23,794
Loss before provision for income taxes	$(36,392)
Net loss	$(35,755)

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

The Convertible Notes are senior, unsecured obligations of the Company and bear interest at a rate of 1.75% per year. Interest accrues from November 19, 2021 and is payable semi-annually in arrears on May 15 and November 15 of each year, beginning on May 15, 2022. The Convertible Notes will mature on November 15, 2026, unless earlier converted, redeemed, or repurchased in accordance with the terms of the Convertible Notes.

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

NOTE 5. NET LOSS PER SHARE

The following table presents the computation of basic and diluted net loss per share:

	Three Months Ended
	March 31,
	2022
	(As Restated)	2021
Numerator
Net loss	$(22,129)	$(30,567)
Denominator
Weighted-average common shares outstanding	35,478,676	32,191,419
Less: Weighted-average shares subject to repurchase	(1,728)	(19,381)
Denominator for basic and diluted net loss per share attributable to common stockholders	35,476,948	32,172,038
Basic and diluted net loss per share	$(0.62)	$(0.95)

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

As of March 31, 2022, the Company’s contingent consideration liabilities current and non-current balances were as follows:

		Changes in		Fair	Contingent
	Cost	Fair Value	Amount Paid	Value	Consideration
	(As Restated)	(As Restated)	In Period	(As Restated)	(As Restated)
Level 3:
Contingent consideration, current	$18,128	$2,822	$(20,816)	$134	$134
Contingent consideration, non-current	21,384	14,297	—	35,681	35,681
Total	$39,512	$17,119	$(20,816)	$35,815	$35,815

As of December 31, 2021, the Company’s contingent consideration liabilities current and non-current balances were as follows:

		Changes in	Fair	Contingent
	Cost	Fair Value	Value	Consideration
Level 3:
Contingent consideration, current	$18,128	$1,925	$20,053	$20,053
Contingent consideration, non-current	21,384	10,149	31,533	31,533
Total	$39,512	$12,074	$51,586	$51,586

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

NOTE 7. GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

The carrying amount of goodwill was $44,600 as of March 31, 2022 and $42,028 December 31, 2021.

Goodwill
Balance at December 31, 2021	$42,028
March 2022 acquisition	2,572
Balance at March 31, 2022	$44,600

Intangible Assets

The following table sets forth the Company’s finite-lived intangible assets resulting from business acquisitions and other purchases, which continue to be amortized:

		March 31, 2022
		(As Restated)			December 31, 2021
	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Software and technology	0.0	$3,582	$(3,555)	$27	$3,582	$(3,515)	$67
Licensed technology	0.0	500	(500)	—	500	(500)	—
Developed technology	3.1	29,600	(9,201)	20,399	29,600	(7,647)	21,953
Customer and supplier relationships	5.9	82,100	(12,715)	69,385	79,300	(9,449)	69,851
Noncompete agreements	0.3	800	(727)	73	800	(683)	117
Trade names	4.6	2,300	(317)	1,983	2,100	(216)	1,884
Total	5.4	$118,882	$(27,015)	$91,867	$115,882	$(22,010)	$93,872

The following table presents future amortization of the Company’s finite-lived intangible assets at March 31, 2022:

(As Restated)
2022 (9 months)	$15,496
2023	19,177
2024	17,365
2025	14,074
2026	10,574
Thereafter	15,181
Total	$91,867

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

The income tax expense for the three months ended March 31, 2022 and 2021 resulted in an effective tax rate of (0.6)% and (0.1)%, respectively. The difference between the effective tax rate and the U.S. federal statutory rate is primarily due to a valuation allowance established on the majority of the Company’s federal and state net deferred tax assets and certain of its foreign operations. Due to tax losses and an offsetting valuation allowance against a majority of the U.S deferred tax assets, the Company recorded a tax provision in the amount of $138 for the three months ended March 31, 2022 as compared to $22 for the three months ended March 31, 2021. The increase is mainly attributed to the US and foreign income taxes resulted from the profitability of PandoLogic.

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

The cumulative effects of the changes made to the Company’s January 1, 2022 consolidated balance sheet were as follows:

	December 31, 2021	Adjustments Due to Adoption of New Leasing Standard	January 1, 2022
Assets
Prepaid expenses and other current assets	$12,117	$71	$12,188
Other assets	954	1,983	2,937
			-
Liabilities			-
Other accrued liabilities	$27,093	$1,675	$28,768
Other non-current liabilities	13,891	1,057	14,948
			-
Stockholders' Equity			-
Accumulated deficit	$(345,037)	$(678)	$(345,715)

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

The aggregate intrinsic value of the options exercised during the three months ended March 31, 2022 and 2021 was $221 and $5,815, respectively. No performance-based stock options were granted during the three months ended March 31, 2022 and 2021 and no performance-based stock options vested during the three months ended March 31, 2022. During the three months ended March 31, 2021, the Company achieved all of the stock price milestones applicable to substantially all of the performance-based stock options and, as a result, such performance-based stock options vested and all associated unrecognized compensation was accelerated and recognized in full as a one-time expense of $16,268.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read together with the condensed consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q/A and in our Annual Report on Form 10-K for the year ended December 31, 2021. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed under “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q/A and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021. See “Special Note Regarding Forward-Looking Statements” above at page 1.

The following information has been adjusted to reflect the Q1 2022 restatement and full year 2021 adjustment of our condensed consolidated financial statements as described in the “Explanatory Note” at the beginning of this Amended Report and in Note 2, “Presentation and Summary of Significant Accounting Policies,” in the Notes to the Condensed Consolidated Financial Statements of this Amended Report.

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

Significant Transactions

In March 2022, we completed an acquisition of an influencer-based management services company for total consideration of $5.8 million (the “March Acquisition Consideration”). The March Acquisition Consideration consists of upfront payments of $2.0 million in cash and $1.9 million in common stock (0.1 million shares) and deferred compensation of $3.0 million payable in fiscal 2022 and 2023.

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

(in thousands)
	Three Months Ended March 31,
	2022
	(As Restated)			2021
	Core Operations(1)	Corporate(2)	Total	Core Operations(1)	Corporate(2)	Total
Net loss	$(6,100)	$(16,029)	$(22,129)	$(2,825)	$(27,742)	$(30,567)
Provision for income taxes	134	4	138	—	22	22
Depreciation and amortization	5,098	116	5,214	1,083	170	1,253
Stock-based compensation expense	1,983	2,833	4,816	2,695	18,915	21,610
Change in fair value of Contingent consideration	—	5,045	5,045	—	—	—
Interest expense	—	1,182	1,182	—	—	—
Acquisition and due diligence costs	—	561	561	—	—	—
State sales tax reserve	—	—	—	—	138	138
Charges related to sublease	—	—	—	—	3,367	3,367
Severance and executive search	—	—	—	250	7	257
Non-GAAP Net Income (Loss)	$1,115	$(6,288)	$(5,173)	$1,203	$(5,123)	$(3,920)

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

	Three Months Ended
(dollars in thousands)	March 31,
	2022	2021
Revenue	$34,407	$18,295
Cost of revenue	6,923	4,823
Non-GAAP gross profit	27,484	13,472
Non-GAAP gross margin	79.9%	73.6%

	Three Months Ended
	March 31,
	2022
	(As Restated)	2021
Revenue	$34,407	$18,295
Cost of revenue	6,923	4,823
Non-GAAP gross profit	27,484	13,472

GAAP cost of revenue	6,923	4,823
Stock-based compensation expense	(20)	—
Non-GAAP cost of revenue	6,903	4,823

GAAP sales and marketing expenses	11,069	6,427
Stock-based compensation expense	(463)	(898)
Severance and executive search	—	(236)
Non-GAAP sales and marketing expenses	10,606	5,293

GAAP research and development expenses	9,883	4,960
Stock-based compensation expense	(1,004)	(1,019)
Severance and executive search	—	(14)
Non-GAAP research and development expenses	8,879	3,927

GAAP general and administrative expenses	22,321	31,543
Depreciation	(198)	(175)
Stock-based compensation expense	(3,329)	(19,693)
Warrant expense	—	—
Change in fair value of contingent consideration	(5,045)	—
Charges related to sublease	—	(3,367)
State sales tax reserve	—	(138)
Acquisition and due diligence costs	(561)	—
Severance and executive search	—	(7)
Non-GAAP general and administrative expenses	13,188	8,163

GAAP amortization	(5,016)	(1,078)

GAAP loss from operations	(20,805)	(30,536)
Total non-GAAP adjustments (1)	15,636	26,625
Non-GAAP loss from operations	(5,169)	(3,911)

GAAP other expense, net	(1,186)	(9)
Interest expense	1,182	—
Non-GAAP other expense, net	(4)	(9)

GAAP loss before income taxes	(21,991)	(30,545)
Total non-GAAP adjustments (1)	16,818	26,625
Non-GAAP loss before income taxes	(5,173)	(3,920)

Income tax provision	138	22

GAAP net loss	(22,129)	(30,567)
Total non-GAAP adjustments (1)	16,956	26,647
Non-GAAP net loss	$(5,173)	$(3,920)

Shares used in computing non-GAAP basic and diluted net loss per share	35,477	32,172
Non-GAAP diluted net loss per share	$(0.15)	$(0.12)

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

	Three Months Ended
(dollars in thousands)	March 31,
	2022
	(As Restated)	2021
Revenue	$34,407	$18,295
Operating expenses:
Cost of revenue	6,923	4,823
Sales and marketing	11,069	6,427
Research and development	9,883	4,960
General and administrative	22,321	31,543
Amortization	5,016	1,078
Total operating expenses	55,212	48,831
Loss from operations	(20,805)	(30,536)
Other expense, net	(1,186)	(9)
Loss before provision for income taxes	(21,991)	(30,545)
Provision for income taxes	138	22
Net loss	$(22,129)	$(30,567)

	Three Months Ended
	March 31,
	2022
	(As Restated)	2021
Revenue	100.0%	100.0%
Operating expenses:
Cost of revenue	20.1	26.4
Sales and marketing	32.2	35.1
Research and development	28.7	27.1
General and administrative	64.9	172.4
Amortization	14.6	6.0
Total operating expenses	160.5	267.0
Loss from operations	(60.5)	(167.0)
Other expense, net	(3.4)	-
Loss before provision for income taxes	(63.9)	(167.0)
Provision for income taxes	0.4	0.1
Net loss	(64.3)	(167.1)

Three Months Ended March 31, 2022 Compared with Three Months Ended March 31, 2021

Revenue

	Three Months Ended			Three Months Ended
	March 31, 2022			March 31, 2021
	Commercial	Government &		Commercial	Government &
	Enterprise	Regulated	Total	Enterprise	Regulated	Total
Software Products & Services (1)	$17,386	$781	$18,167	$3,395	$1,290	$4,685
Managed Services	16,240	-	16,240	13,610	-	13,610
Revenue	$33,626	$781	$34,407	$17,005	$1,290	$18,295

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

Operating Expenses

	Three Months Ended
(dollars in thousands)	March 31,
	2022
	(As Restated)	2021	$ Change	% Change
Cost of revenue	$6,923	$4,823	$2,100	43.5%
Sales and marketing	11,069	6,427	4,642	72.2%
Research and development	9,883	4,960	4,923	99.3%
General and administrative	22,321	31,543	(9,222)	-29.2%
Amortization	5,016	1,078	3,938	365.3%
Total operating expenses	$55,212	$48,831	$6,381	13.1%

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

General and Administrative. General and administrative expenses decreased $9.2 million or 29% in the three months ended March 31, 2022 compared with the corresponding prior year period principally due to a one-time expense in the prior year period associated with the vesting of performance-based stock options. As a percentage of revenue, general and administrative expenses declined to 65% in 2022 from 172% in 2021.

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

Operating Activities

Our operating activities provided cash of $10.1 million in the three months ended March 31, 2022, due primarily to our net loss of $22.1 million, adjusted by $15.2 million in non-cash expenses, including $5.0 million from a change in the fair value of contingent consideration and $4.8 million in stock-based compensation expense, offset in part by the net working capital increase of $17.1 million, primarily due to decreases in our accounts receivable of $19.0 million. Our business strategy includes streamlining operational costs while investing in the development of our AI capabilities and enhancement of our Software Products & Services to grow our business and future revenue. We gauge the amount of cash utilized in these efforts using the Non-GAAP net loss measure, as presented under the heading “Non-GAAP Financial Measures” above. Our use of cash as measured by Non-GAAP net loss decreased to $5.2 million for the three months ended March 31, 2022 from $3.9 million for the three months ended March 31, 2021, due primarily to the increase in our revenues, partially offset by an increase in non-GAAP expenses.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to enable timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms promulgated by the SEC. Our management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and there is no assurance that our disclosure controls and procedures will operate effectively under all circumstances. Based on this evaluation, at the time of our Original Report on May 9, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level. Subsequent to that evaluation, a material weakness was identified in our internal control over financial reporting. Our Chief Executive Officer and Chief Financial Officer re-evaluated the effectiveness of our disclosure controls and procedures and concluded that, as of March 31, 2022, our disclosure controls and procedures were not effective at the reasonable assurance level due to the following material weakness in internal control over financial reporting.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. Management identified a material weakness in internal control over financial reporting relating to the appropriate oversight and sufficient review of the work performed by third-party specialists on the Company’s behalf and the coordination of work being performed by more than one specialist.  Such third-party specialists were used in the preparation of (i) our valuation of Contingent Consideration, (ii) our valuation of certain identified intangible assets and (iii) our purchase price allocation pursuant to ASC 805, Business Combinations, in connection with the acquisition of PandoLogic Ltd. The material weakness resulted in the restatement of the unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2022 and immaterial misstatements to the consolidated financial statements for the year ended December 31, 2021. Additionally, this material weakness could have resulted in a misstatement of certain accounting estimates or disclosures that would have resulted in a material misstatement of our annual consolidated financial statements that would not have been prevented or detected on a timely basis.

Remediation of Material Weakness in Internal Control Over Financial Reporting

In order to remediate the material weakness, management is implementing financial reporting control changes to address the material weakness relating to the process for evaluating the qualifications of third-party specialists, defining the scope of work to be performed by such specialists and reviewing all estimates and other work product prepared by specialists. Management is taking steps to enhance its evaluation of the qualifications of third-party specialists, more accurately defining the scope of work to be performed by such specialists and improving the review process for all estimates and other work product prepared by specialists, including a detailed review of all work performed by specialists, by our employees with the appropriate level of experience and knowledge and review the specialists’ work for compliance with accounting standards.

To further remediate the material weakness identified herein, the management team, including the Chief Executive Officer and Chief Financial Officer, have reaffirmed and re-emphasized the importance of internal controls, control consciousness and a strong control environment. We are committed to maintaining a strong control environment and believe that these remediation efforts represent continued improvement in our control environment.  We also expect to continue to review, optimize and enhance our financial reporting controls and procedures. This material weakness will not be considered remediated until the applicable remediated control operates for a sufficient period of time and management has concluded, through testing, that this enhanced control is operating effectively.

Changes in Internal Control over Financial Reporting

Other than the remediation efforts described above, there have been no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2021 contains a discussion of the material risks associated with our business. There have been no material changes to the risks described in such Annual Report on Form 10-K, except as follows:

We have identified a material weakness in our internal control over financial reporting. If we are unable to develop and maintain effective internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us; materially and adversely affect our business and operating results; and expose us to potential litigation.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected and corrected on a timely basis.

Management identified that a material weakness in internal control over financial reporting existed relating to the appropriate oversight and sufficient review of the work performed by third-party specialists on our behalf and the coordination of work being performed by more than one specialist.  Such third-party specialists were used in the preparation of (i) our valuation of Contingent Consideration, (ii) our valuation of certain identified intangible assets and (iii) our purchase price allocation pursuant to ASC 805, Business Combinations, in connection with our acquisition of PandoLogic Ltd.  The material weakness resulted in the restatement of the unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2022 and immaterial misstatements to the consolidated financial statements for the year ended December 31, 2021.  Additionally, this material weakness could have resulted in a misstatement of certain accounting estimates or disclosures that would have resulted in a material misstatement of our annual consolidated financial statements that would not have been prevented or detected on a timely basis.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these measures will ultimately have the intended effects.

In order to remediate the material weakness, we are implementing financial reporting control changes to address the material weakness relating to the process for evaluating the qualifications of third-party specialists, defining the scope of work to be performed by such specialists and reviewing all estimates and other work product prepared by specialists. Management is taking steps to enhance our evaluation of the qualifications of third-party specialists, more accurately define the scope of work to be performed by such specialists and improve the review process for all estimates and other work product prepared by specialists, by our employees with the appropriate level of experience and knowledge and review the specialists’ work for compliance with accounting standards.  To further remediate the material weakness identified herein, the management team, including the Chief Executive Officer and Chief Financial Officer, have reaffirmed and re-emphasized the importance of internal controls, control consciousness and a strong control environment.

If we are not able to remediate the material weakness, or if we identify any new material weaknesses in the future, we may be unable to maintain compliance with the requirements of securities laws, stock exchange listing rules, or debt instrument covenants regarding timely filing of information; we could lose access to sources of capital or liquidity; and investors may lose confidence in our financial reporting and our stock price may decline as a result. Though we are taking steps to remediate the material weakness, we cannot be assured that the measures we have taken to date, or any measures we may take in the future, will be sufficient to remediate the material weakness or avoid potential future material weaknesses.

As a result of the material weakness described above and other related matters raised or that may in the future be identified, we face potential for adverse regulatory consequences, including investigations, penalties or suspensions by the SEC or NASDAQ, litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weakness in our internal control over financial reporting and the preparation of our consolidated financial statements. As of the date of this filing, we have no knowledge of any such regulatory consequences, litigation, claim or dispute. However, we can provide no assurance that such regulatory consequences, litigation, claim or dispute will not arise in the future. Any such regulatory consequences, litigation, claim or dispute, whether successful or not, could subject us to additional costs, divert the attention of our management, or impair our reputation. Each of these consequences could have a material adverse effect on our business, results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 1, 2022, we issued 116,550 shares of our common stock as partial consideration in connection with an acquisition of an influencer-based management company. These shares of common stock were issued in a private placement under Section 4(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1*	Certifications pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2022, has been formatted in Inline XBRL.

*

The certifications furnished in Exhibit 32.1 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (including this Quarterly Report on Form 10-Q/A), unless the Company specifically incorporates the foregoing information into those documents by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Veritone, Inc.

August 15, 2022	By:	/s/ Chad Steelberg
Chad Steelberg
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

August 15, 2022	By:	/s/ Michael L. Zemetra
Michael L. Zemetra
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)