Form 10-Q
period 2022-06-30
Veritone, Inc.
filed 2022-08-15
CIK 1615165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of July 31, 2022, 36,135,161 shares of the registrant’s common stock were outstanding.

VERITONE, INC.

QUARTERLY REPORT ON FORM 10-Q

June 30, 2022

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

The forward-looking statements included herein represent our management’s current expectations and assumptions based on information available as of the date of this report. These statements involve numerous known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that may cause or contribute to such differences include, but are not limited to:

▪	our ability to expand our aiWARE SaaS business;

▪	declines or limited growth in the market for AI-based software applications and concerns over the use of AI that may hinder the adoption of AI technologies;

▪	our requirements for additional capital to support our business growth, and the availability of such capital on acceptable terms, if at all;

▪	our reliance upon a limited number of key customers for a significant portion of our revenue;

▪	fluctuations in our results over time;

▪	the impact of seasonality on our business;

▪	our ability to manage our growth, including through acquisitions and our further expansion into international operations;

▪	our ability to enhance our products and introduce new products that achieve market acceptance and keep pace with technological developments;

▪

actions by our competitors, partners and others that may block us from using the technology in our aiWARE platform, offering it for free to the public or making it cost prohibitive to continue to incorporate their technologies into our platform;

▪	interruptions, performance problems or security issues with our technology and infrastructure, or that of our third party service providers; and

▪

any additional factors discussed in Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of Part I, and Item 1A (Risk Factors) of Part II, of this Quarterly Report on Form 10-Q, and in Item 1 (Business) and Item 1A (Risk Factors) of Part I of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2022, including future SEC filings.

Readers should carefully review these risks, as well as the additional risks described in other documents we file from time to time with the SEC. All forward-looking statements are necessarily only estimates of future results, and there can be no assurance that actual results will not differ materially from expectations. In light of the significant risks and uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that such results will be achieved, and readers are cautioned not to place undue reliance on such forward-looking information, which speak only as of the date of this report.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VERITONE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share and share data)

(Unaudited)

	As of
	June 30,	December 31,
	2022	2021
ASSETS
Cash and cash equivalents	$220,463	$254,722
Accounts receivable, net	50,134	85,063
Expenditures billable to clients	17,975	27,180
Prepaid expenses and other current assets	14,365	12,117
Total current assets	302,937	379,082
Property, equipment and improvements, net	3,400	1,556
Intangible assets, net	89,370	93,872
Goodwill	45,787	42,028
Long-term restricted cash	856	855
Other assets	9,603	954
Total assets	$451,953	$518,347
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$30,213	$46,711
Accrued media payments	81,569	86,923
Client advances	11,977	10,561
Contingent consideration, current	21,680	20,053
Other accrued liabilities	24,963	27,093
Total current liabilities	170,402	191,341
Convertible senior notes, non-current	195,681	195,082
Contingent consideration, non-current	305	31,533
Other non-current liabilities	15,344	13,891
Total liabilities	381,732	431,847
Commitments and contingencies (Note 9)
Stockholders' equity
Common stock, par value $0.001 per share; 75,000,000 shares authorized; 36,128,363 and 34,972,256 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	36	35
Additional paid-in capital	440,809	431,606
Accumulated deficit	(371,096)	(345,037)
Accumulated other comprehensive income (loss)	472	(104)
Total stockholders' equity	70,221	86,500
Total liabilities and stockholders' equity	$451,953	$518,347

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(in thousands, except per share and share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenue	$34,235	$19,206	$68,642	$37,501
Operating expenses:
Cost of revenue	6,705	5,231	13,628	10,054
Sales and marketing	12,576	5,253	23,645	11,680
Research and development	11,068	4,646	20,951	9,606
General and administrative	2,304	15,644	24,625	47,187
Amortization	5,211	1,079	10,226	2,157
Total operating expenses	37,864	31,853	93,075	80,684
Loss from operations	(3,629)	(12,647)	(24,433)	(43,183)
Other expense, net	(1,231)	(13)	(2,417)	(22)
Loss before provision for income taxes	(4,860)	(12,660)	(26,850)	(43,205)
(Benefit from) provision for income taxes	(1,607)	55	(1,468)	77
Net loss	$(3,253)	$(12,715)	$(25,382)	$(43,282)
Net loss per share:
Basic and diluted	$(0.09)	$(0.39)	$(0.71)	$(1.33)
Weighted average shares outstanding:
Basic and diluted	36,083,515	32,741,356	35,782,766	32,458,269
Comprehensive loss:
Net loss	$(3,253)	$(12,715)	$(25,382)	$(43,282)
Foreign currency translation gain, net of income taxes	386	—	576	7
Total comprehensive loss	$(2,867)	$(12,715)	$(24,806)	$(43,275)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(Unaudited)

	Three Months Ended June 30, 2022
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
Balance as of March 31, 2022	36,056,839	$36	$435,954	$(367,843)	$86	$68,233
Common stock issued under employee stock plans	78,802	—	212	—	—	212
Common stock withheld for employee taxes	(7,278)	—	(72)	—	—	(72)
Stock-based compensation expense	—	—	4,715	—	—	4,715
Net loss	—	—	—	(3,253)	—	(3,253)
Other comprehensive gain	—	—	—	—	386	386
Balance as of June 30, 2022	36,128,363	$36	$440,809	$(371,096)	$472	$70,221

	Six Months Ended June 30, 2022
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
Balance as of December 31, 2021	34,972,256	$35	$431,606	$(345,037)	$(104)	$86,500
Cumulative-effect of accounting change adopted as of January 1, 2022	—	—	—	(677)	—	(677)
Common stock issued under employee stock plans, net	1,152,345	1	781	—	—	782
Common stock withheld for employee taxes	(465,118)	—	(9,509)	—	—	(9,509)
Common stock issued for acquisition	116,550	—	1,929	—	—	1,929
Common stock issued as part of contingent consideration	352,330	—	6,440	—	—	6,440
Stock-based compensation expense	—	—	9,562	—	—	9,562
Net loss	—	—	—	(25,382)	—	(25,382)
Other comprehensive gain	—	—	—	—	576	576
Balance as of June 30, 2022	36,128,363	$36	$440,809	$(371,096)	$472	$70,221

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(Unaudited)

	Three Months Ended June 30, 2021
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
Balance as of March 31, 2021	32,676,286	$33	$396,619	$(310,932)	$73	$85,793
Common stock issued under employee stock plans, net	194,481	—	540	—	—	540
Common stock issued for services	—	—	131	—	—	131
Stock-based compensation expense	—	—	6,478	—	—	6,478
Net loss	—	—	—	(12,715)	—	(12,715)
Other comprehensive gain	—	—	—	—	—	—
Balance as of June 30, 2021	32,870,767	$33	$403,768	$(323,647)	$73	$80,227

	Six Months Ended June 30, 2021
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
Balance as of December 31, 2020	31,799,354	$32	$368,477	$(280,365)	$66	$88,210
Common stock issued under employee stock plans, net	803,367	1	4,793	—	—	4,794
Common stock issued for services	15,828	—	250	—	—	250
Stock-based compensation expense	—	—	27,969	—	—	27,969
Exercise of warrants	252,218	—	2,279	—	—	2,279
Net loss	—	—	—	(43,282)	—	(43,282)
Other comprehensive gain	—	—	—	—	7	7
Balance as of June 30, 2021	32,870,767	$33	$403,768	$(323,647)	$73	$80,227

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(25,382)	$(43,282)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,670	2,410
Loss on disposal of fixed assets	—	1,894
Provision for doubtful accounts	472	5
Loss on sublease	—	1,211
Stock-based compensation expense	9,562	28,219
Change in fair value of contingent consideration	(8,785)	—
Change in deferred taxes	(1,940)	—
Amortization of debt issuance costs	599	—
Amortization of right-of-use assets	531	—
Changes in assets and liabilities:
Accounts receivable	35,545	(2,857)
Expenditures billable to clients	9,205	(2,418)
Prepaid expenses and other assets	(1,481)	(2,218)
Other assets	(4,950)	—
Accounts payable	(16,522)	542
Accrued media payments	(5,988)	12,392
Client advances	1,416	1,142
Other accrued liabilities	(4,278)	2,387
Other liabilities	(2,959)	(418)
Net cash used in operating activities	(4,285)	(991)
Cash flows from investing activities:
Minority investment	(2,000)	—
Capital expenditures	(2,258)	(272)
Acquisitions, net of cash acquired	(2,612)	—
Net cash used in investing activities	(6,870)	(272)
Cash flows from financing activities:
Payment of contingent considerations	(14,376)	—
Taxes paid related to net share settlement of equity awards	(9,509)	—
Proceeds from the exercise of warrants	-	2,279
Proceeds from issuances of stock under employee stock plans, net	782	4,794
Net cash (used in) provided by financing activities	(23,103)	7,073
Net (decrease) increase in cash and cash equivalents and restricted cash	(34,258)	5,810
Cash and cash equivalents and restricted cash, beginning of period	255,577	115,672
Cash and cash equivalents and restricted cash, end of period	$221,319	$121,482
Supplemental Disclosure of Cash Flow Information
Non-cash activities:
Shares issued for acquisition of businesses and earn-out consideration	8,369	—
Lease liabilities arising from right-of-use assets	4,501	—

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

On June 10, 2022, the Company acquired VocaliD, Inc. (“VocaliD”), a U.S.-based company that pioneered the creation of personalized synthetic voices. On March 1, 2022, the Company acquired an influencer-based management company. On September 14, 2021, the Company acquired PandoLogic Ltd. (“PandoLogic”), a company incorporated under the laws of the state of Israel, and a leading provider of intelligent hiring solutions. PandoLogic’s software platform, PandoIQ, is an AI-enabled talent acquisition and recruitment platform. For further details on these acquisitions, refer to Note 3.

NOTE 2. PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Preparation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial statements and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. Such unaudited condensed consolidated financial statements and accompanying notes are based on the representations of the Company’s management, who is responsible for their integrity and objectivity. The information included in this Form 10-Q should be read in conjunction with the information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 17, 2022. Interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results the Company will have for the full year ending December 31, 2022.

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

Restatement and Adjustment of Financial Statements

Restatement of Previously Issued Financial Statements

On August 9, 2022, the management of the Company and the Audit Committee of the Board of Directors of the Company, after consideration of the relevant facts and circumstances, determined that the Company’s previously issued financial statements as of and for the three months ended March 31, 2022 included in its Quarterly Report for the quarter ended March 31, 2022, that was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 9, 2022 (the “Original Report”) should be restated, and that such financial statements should no longer be relied upon due to an error related to the calculation of fair value of contingent consideration at the time of the acquisition of PandoLogic, which led to an understatement of goodwill, intangible assets and contingent consideration at the time of the acquisition, an overstatement of subsequent changes to the fair value of contingent consideration, and an understatement of subsequent intangible amortization expense. The restatement resulted in a non-cash charge that reduced general and administrative expenses and resulted in a favorable change to net loss for the three months ended March 31, 2022. The Company has restated its financial statements for the three months ended March 31, 2022 for such errors in its Amendment No. 1 on Form 10Q/A for the three months ended March 31, 2022 filed with the SEC on August 15, 2022.

Adjustment of Previously Issued Financial Statements

The Company also evaluated the aggregate effects of the errors to its previously issued financial statements in accordance with SEC Staff Accounting Bulletins No. 99 and No. 108 and, based upon quantitative and qualitative factors, determined that the errors were not material to the previously issued financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2021 or for any quarterly periods included therein. However, in order to correctly state equity in connection with the filing of this Form 10-Q, the December 31, 2021 consolidated balance sheet has been corrected to reflect the impact of this immaterial error.  The Company will adjust its consolidated financial statements for the year ended December 31, 2021 when it files its Form 10-K for the period ended December 31, 2022.

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

The accompanying applicable Notes to the Condensed Consolidated Financial Statements have been updated to reflect the revision for the year ended December 31, 2021.

Liquidity and Capital Resources

During the years ended December 31, 2021 and 2020, the Company generated cash flows from operations of $7,234 and $1,433, respectively, and incurred net losses of $64,672 and $47,876, respectively. In the six months ended June 30, 2022, the Company used cash in operations of $4,285 and incurred a net loss of $25,382. As of June 30, 2022, the Company had an accumulated deficit of $371,096. Historically, the Company has satisfied its capital needs with the net proceeds from sales of equity securities, issuances of convertible debt, and the exercise of common stock options and warrants. In the first six months of 2022, the Company received net proceeds of $782 from the issuance of common stock under the Company’s employee stock plans, and used $9,509 for taxes paid related to net share settlement of equity awards and $14,376 for payment of the 2021 earnout for PandoLogic.

Management believes that the Company’s existing balances of cash and cash equivalents, which totaled $220,463 as of June 30, 2022, will be sufficient to meet its anticipated cash requirements for the foreseeable future.

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

There has been uncertainty and disruption in the global economy and financial markets due to the COVID-19 pandemic, the war in Ukraine, the recent inflationary environment and rising interest rates. The Company is not aware of any specific event or circumstance that would require an update to its estimates or assumptions or a revision of the carrying value of its assets or liabilities as of the date of filing of this Quarterly Report on Form 10-Q.

These estimates and assumptions may change as new events occur and additional information is obtained. As a result, actual results could differ materially from these estimates and assumptions.

Significant Customers

One individual customer accounted for 10% or more of the Company’s revenue for the three months ended June 30, 2022 and one individual customer accounted for 10% of the Company’s revenue for the three months ended June 30, 2021. One individual customer accounted for 10% or more of the Company’s revenue for the six months ended June 30, 2022 and no individual customer accounted for 10% of the Company’s revenues for the six months ended June 30, 2021. One individual customers accounted for 10% or more of the Company’s accounts receivable as of June 30, 2022 and two individual customers accounted for 10% or more of the Company’s accounts receivable as December 31, 2021.

Remaining Performance Obligations

As of June 30, 2022, the aggregate amount of the transaction prices under the Company’s contracts allocated to the Company’s remaining performance obligations was $9,489, approximately 51% of which the Company expects to recognize as revenue over the next twelve months, and the remainder thereafter. This aggregate amount excludes amounts allocated to remaining performance obligations under contracts that have an original duration of one year or less and variable consideration that is allocated to remaining performance obligations. Excluded based on this policy are balances related to PandoLogic representing gross purchase orders to be satisfied in less than one year. Revenues will be recognized net of costs to fulfill these orders.

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

NOTE 3. BUSINESS COMBINATIONS

VocaliD Acquisition

On June 10, 2022, the Company acquired 100% of VocaliD, a U.S.-based company that specializes in the creation of personalized synthetic voices, pursuant to a stock purchase agreement dated as of June 10, 2022.

The total purchase consideration was $3,394 (the “VocaliD Acquisition Consideration”), which consisted of cash payments of $1,609 at closing and deferred cash payments to be made in 2023 totaling $2,000, which deferred payments were estimated to have a fair value of $1,785 as of the acquisition date. The VocaliD Acquisition Consideration is preliminary and subject to net working capital adjustments that the Company expects to finalize and settle in the measurement period. The Company incurred $200 in acquisition-related expenses and has recorded them in general and administrative expenses in the condensed consolidated statement of operations and comprehensive loss.

The following table summarizes the fair value of the VocaliD Acquisition Consideration (in thousands):

VocaliD Acquisition Consideration	Preliminary
Cash consideration at closing	$1,609
Deferred consideration	1,785
Total	$3,394

The preliminary allocation of the VocaliD Acquisition Consideration to tangible and intangible assets acquired and liabilities assumed is based on estimated fair values and is as follows (in thousands):

Preliminary allocation of VocaliD Acquisition Consideration**	Preliminary
Cash	$216
Intangible assets	2,700
Total assets acquired	2,916
Accounts payable	6
Accrued expenses and other current liabilities	40
Deferred tax liability	663
Total liabilities assumed	709
Identifiable net assets acquired	2,207
Goodwill	1,187
Total purchase consideration	$3,394

**The excess of the total consideration over the tangible assets, identifiable intangible assets, and assumed liabilities is recorded as goodwill. Goodwill is primarily attributable to the assembled workforce. For income tax purposes, the Company elected to treat the transaction as a stock acquisition and none of the goodwill generated from the acquisition was tax deductible.

Identifiable Intangible Assets

The identifiable intangible assets acquired consisted of developed technology valued at $2,700 with estimated useful lives of 3 years. The Company amortizes the fair value of these intangible assets on a straight-line basis over their respective useful lives.

The fair value of the intangible assets has been estimated using a cost approach. Under the cost approach, the replacement cost is used to estimate the value of the asset. The key assumptions include the Company’s estimates of the direct and indirect costs required to replace the asset.

March 2022 Acquisition

On March 1, 2022, the Company acquired 100% of an influencer-based management company, which is a California limited liability company, pursuant to a securities purchase agreement dated as of March 1, 2022. The entity is an influencer management company that works with a select group of social media influencers to create content and custom marketing campaigns for brand partners and agencies.

The total purchase consideration was $5,844 (the “March Acquisition Consideration”), which consisted of a cash payment of $1,500 at closing, $1,929 for the fair value of the Company’s 116,550 shares of common stock, and deferred cash payments to be made in 2023 and 2024 totaling $3,000, which deferred payments were estimated to have a fair value of $2,707 on the acquisition date. The total purchase price was decreased by $976 for the settlement of a preexisting receivable and increased by $684 to adjust for the cash on hand at the time of the transaction closing. The March Acquisition Consideration is preliminary and subject to net working capital adjustments that the Company expects to finalize and settle in the measurement period. In addition, the sellers may receive up to $4,500 in contingent earnout consideration based on achieving certain milestones tied to the entity’s financial performance in fiscal 2022 and 2023, which amount will be paid in cash (the “March Acquisition Earnout”). The fair value of the March Acquisition Earnout was estimated to be $3,015 as of March 1, 2022, all of which was deemed to be compensation to the seller which will be recognized as compensation expense over the earnout period in the general and administrative expenses on the condensed consolidated statement of operations and comprehensive loss. The Company incurred $270 in acquisition-related expenses and has recorded them in general and administrative expenses in the condensed consolidated statement of operations and comprehensive loss.

The following table summarizes the fair value of the March Acquisition Consideration (in thousands):

March Acquisition Consideration	Preliminary
Cash consideration at closing	$1,500
Equity consideration at closing	1,929
Deferred consideration	2,707
Acquired cash	684
Settlement of pre-existing receivable	(976)
Total	$5,844

The preliminary allocation of the March Acquisition Consideration to tangible and intangible assets acquired and liabilities assumed is based on estimated fair values and is as follows (in thousands):

Preliminary allocation of March Acquisition Consideration**	Preliminary
Cash	$715
Accounts receivable	1,088
Prepaid and other current assets	120
Property and equipment	53
Intangible assets	3,000
Other assets	247
Total assets acquired	5,223
Accounts payable	18
Accrued expenses and other current liabilities	1,793
Operating lease liabilities, non-current	140
Total liabilities assumed	1,951
Identifiable net assets acquired	3,272
Goodwill	2,572
Total purchase consideration	$5,844

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

PandoLogic Acquisition

On September 14, 2021, the Company acquired 100% of PandoLogic, a company incorporated under the laws of the state of Israel, pursuant to an Agreement and Plan of Merger dated as of July 21, 2021. PandoLogic is a leading provider of intelligent hiring solutions and utilizes its proprietary platform to accelerate the time and improve the efficiency in the process for employers hiring at scale for both mass market and difficult-to-source candidates. PandoLogic’s fully autonomous recruiting platform helps employers source talent faster and more efficiently with predictive algorithms, machine learning and AI.

The total purchase consideration for PandoLogic was $135,563 (the “Merger Consideration”), which consisted of cash payments of $58,733 at closing, $31,500 for the fair value of the Company’s 1,704,822 shares of common stock, and up to $65,000 in contingent consideration based on achieving certain earnouts tied to financial performance of PandoLogic in fiscal 2021 and 2022, which amount will be paid in a combination of cash and common stock (the “PandoLogic Earnout”) and a net working capital adjustment of $5,818 paid in cash. The Company utilized a Monte Carlo simulation model to estimate the fair value of the PandoLogic Earnout. The fair value of the PandoLogic Earnout was estimated to be $44,900 as of September 14, 2021, $39,512 of which was deemed to be purchase consideration and recorded within contingent consideration current and contingent consideration non-current on the condensed consolidated balance sheet. The remaining $5,388 will be recognized as compensation expense over the earnout period in the general and administrative expenses on the condensed consolidated statement of operations and comprehensive loss. Subsequent to the closing date, the Company is required to reassess its estimate of the fair value of the PandoLogic Earnout, including certain future PandoLogic Earnout obligations triggered on the employment status of certain PandoLogic management, and record any changes in earnings when the estimate is based on information not known as of the acquisition date (See Note 5). The Company incurred $2,161 in acquisition-related expenses in 2021 and has recorded them in general and administrative expenses in the condensed consolidated statement of operations and comprehensive loss.

The following table summarizes the fair value of the Merger Consideration (in thousands):

Merger Consideration	Amount
Cash consideration at closing	$58,733
Equity consideration at closing	31,500
Contingent earnout	39,512
Net working capital adjustment	5,818
Total	$135,563

The allocation of the Merger Consideration to tangible and intangible assets acquired and liabilities assumed is based on estimated fair values and is as follows (in thousands):

Allocation of Merger Consideration**	Amount
Cash	$11,581
Accounts receivable	21,344
Prepaid and other current assets	8,710
Property and equipment	618
Intangible assets	92,000
Other assets	1,653
Total assets acquired	135,906
Accounts payable	13,183
Accrued expenses and other current liabilities	9,443
Deferred tax liability	12,686
Total liabilities assumed	35,312
Identifiable net assets acquired	100,594
Goodwill	34,969
Total purchase consideration	$135,563

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

Unaudited Pro Forma Results

The unaudited pro forma financial information in the table below summarizes the combined results of operations for Veritone and PandoLogic as if the companies were combined for the three and six month periods ended June 30, 2021. The unaudited pro forma financial information for all periods presented included the business combination accounting effects resulting from this acquisition, including adjustments to reflect recognition of intangible asset amortization and accretion of contingent consideration. The unaudited pro forma financial information as presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of January 1, 2021.

The unaudited pro forma financial information was as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2021	2021
Net revenue	$33,698	$57,492
Loss before provision for income taxes	(13,687)	(50,078)
Net loss	(11,526)	(47,279)

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

For the three and six months ended June 30, 2022, interest expense related to the Convertible Notes and amortization of the issuance costs was $1.2 million and $2.4 million, respectively. The effective annual interest rate for the three and six months ended June 30, 2022 was approximately 2.42%. As of June 30, 2022, the if-converted value of the Convertible Notes did not exceed the outstanding principal amount. As of June 30, 2022, the total estimated fair value of the Convertible Notes was $142.2 million, which was determined based on a market approach using actual bids and offers of the Convertible Notes in an over-the-counter market during the period. The Company considers these assumptions to be Level 2 inputs in accordance with the fair value hierarchy described in Note 6.

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

The capped call transactions cover, subject to anti-dilution adjustments substantially similar to those applicable to the Convertible Notes, the number of shares of the Company’s common stock underlying the Convertible Notes. The capped call transactions are expected generally to reduce the potential dilution to the Company’s common stock upon conversion of the Convertible Notes and/or offset some or all of any cash payments the Company is required to make in excess of the principal amount of converted Convertible Notes, as the case may be, in the event that the market price per share of the Company’s common stock, as measured under the terms of the capped call transactions, is greater than the strike price of the capped call transactions, which initially corresponds to the conversion price of the Convertible Notes and is subject to anti-

dilution adjustments substantially similar to those applicable to the conversion rate of the Convertible Notes. If, however, the market price per share of the Company’s common stock, as measured under the terms of the capped call transactions, exceeds the cap price of the capped call transactions, there would nevertheless be dilution and/or there would not be an offset of such potential cash payments, in each case, to the extent that such market price exceeds the cap price of the capped call transactions. The initial cap price of the capped calls is $48.55 per share of common stock, which represents a premium of 75% over the last reported sale price of the Company’s common stock of $27.74 per share on November 16, 2021, and is subject to certain customary adjustments under the terms of the capped calls; provided that the cap price will not be reduced to an amount less than the strike price of $35.76 per share.

The capped call transactions are separate transactions and are not part of the terms of the Convertible Notes. The capped calls meet the criteria for classification as equity and, as such, are not remeasured each reporting period and are included as a reduction to additional paid-in-capital within stockholders’ equity.

NOTE 5. NET LOSS PER SHARE

The following table presents the computation of basic and diluted net loss per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Numerator
Net loss	$(3,253)	$(12,715)	$(25,382)	$(43,282)
Denominator
Weighted-average common shares outstanding	36,084,113	32,756,357	35,783,067	32,475,448
Less: Weighted-average shares subject to repurchase	(598)	(15,001)	(301)	(17,179)
Denominator for basic and diluted net loss per share attributable to common stockholders	36,083,515	32,741,356	35,782,766	32,458,269
Basic and diluted net loss per share	$(0.09)	$(0.39)	$(0.71)	$(1.33)

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Common stock options and restricted stock units	10,266,921	9,948,564	10,143,835	10,110,820
Warrants to purchase common stock	496,612	520,112	496,612	579,311
Common stock issuable in connection with convertible senior notes	5,475,369	—	5,475,369	—
	16,238,902	10,468,676	16,115,816	10,690,131

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

Cash and Cash Equivalents

The Company’s money market funds are categorized as Level 1 within the fair value hierarchy. As of June 30, 2022, the Company’s cash and cash equivalents were as follows:

		Gross		Cash and
		Unrealized	Fair	Cash
	Cost	Losses	Value	Equivalents
Cash	$219,433	$—	$219,433	$219,433
Level 1:
Money market funds	1,030	—	1,030	1,030
Total	$220,463	$—	$220,463	$220,463

As of December 31, 2021, the Company’s cash and cash equivalents balances were as follows:

		Gross		Cash and
		Unrealized	Fair	Cash
	Cost	Losses	Value	Equivalents
Cash	$253,693	$—	$253,693	$253,693
Level 1:
Money market funds	1,029	—	1,029	1,029
Total	$254,722	$—	$254,722	$254,722

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

As of June 30, 2022, the Company’s contingent consideration liabilities current and non-current balances were as follows:

		Changes in	Amount Paid	Reclass from	Fair
	Cost	Fair Value	To Date	Non-current to Current	Value
Level 3:
Contingent consideration, current	$18,128	$2,984	$(20,816)	$21,384	21,680
Contingent consideration, non-current	21,384	305	—	(21,384)	305
Total	$39,512	$3,289	$(20,816)	$—	$21,985

As of December 31, 2021, the Company’s contingent consideration liabilities current and non-current balances were as follows:

		Changes in	Fair	Contingent
	Cost	Fair Value	Value	Consideration
Level 3:
Contingent consideration, current	$18,128	$1,925	$20,053	$20,053
Contingent consideration, non-current	21,384	10,149	31,533	31,533
Total	$39,512	$12,074	$51,586	$51,586

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

Investments

During the six months ended June 30, 2022, the Company invested $2,000 in a strategic investment in a technology company that was determined to not have a readily determinable fair value. This investment is carried initially at cost of $2,000 on our condensed consolidated balance sheet within other assets. The Company will monitor this investment to determine whether an other-than-temporary decline in value indicates that impairment charges may be required. The Company will also re-measure its investment if there is an observable transaction in a similar class of security to our investment.

NOTE 7. GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

The carrying amount of goodwill was $45,787 as of June 30, 2022 and $42,028 December 31, 2021.

Goodwill
Balance at December 31, 2021	$42,028
March 2022 acquisition	2,572
VocaliD acquisition	1,187
Balance at June 30, 2022	$45,787

Intangible Assets

The following table sets forth the Company’s finite-lived intangible assets resulting from business acquisitions and other purchases, which continue to be amortized:

		June 30, 2022			December 31, 2021
	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Software and technology	0.0	$3,582	$(3,582)	$-	$3,582	$(3,515)	$67
Licensed technology	0.0	500	(500)	—	500	(500)	—
Developed technology	2.9	32,300	(10,753)	21,547	29,600	(7,647)	21,953
Customer and supplier relationships	5.7	82,100	(16,183)	65,917	79,300	(9,449)	69,851
Noncompete agreements	0.1	800	(771)	29	800	(683)	117
Trade names	4.2	2,300	(423)	1,877	2,100	(216)	1,884
Total	5.0	$121,582	$(32,212)	$89,370	$115,882	$(22,010)	$93,872

The following table presents future amortization of the Company’s finite-lived intangible assets at June 30, 2022:

2022 (6 months)	$10,749
2023	20,077
2024	18,265
2025	14,524
2026	10,574
Thereafter	15,181
Total	$89,370

NOTE 8. CONSOLIDATED FINANCIAL STATEMENTS DETAILS

Consolidated Balance Sheets Details

Cash and cash equivalents

As of June 30, 2022 and December 31, 2021, the Company had cash and cash equivalents of $220,463 and $254,722, respectively, including $63,977 and $66,401, respectively, of cash received from advertising customers for future payments to vendors.

Accounts Receivable, Net

Accounts receivable consisted of the following:

	As of
	June 30,	December 31,
	2022	2021
Accounts receivable — Managed Services(1)	$31,217	$21,347
Accounts receivable — Software Products & Services(2)	19,155	59,568
Accounts receivable — Other	1,012	4,926
	51,384	85,841
Less: allowance for doubtful accounts	(1,250)	(778)
Accounts receivable, net	$50,134	$85,063

(1)	Accounts receivable – Managed Services reflects the amounts due from the Company’s advertising customers.
(2)	Accounts receivable – Software Products & Services reflects the amounts due from the Company’s PandoLogic customers.

Property, Equipment and Improvements, Net

Property, equipment and improvements, net consisted of the following:

	As of
	June 30,	December 31,
	2022	2021
Property and equipment	$6,027	$4,262
Leasehold improvements	252	167
	6,279	4,429
Less: accumulated depreciation	(2,879)	(2,873)
Property, equipment and improvements, net	$3,400	$1,556

Depreciation expense was $245 and $444 for the three and six months ended June 30, 2022, respectively. Depreciation expense was $78 and $253 for the three and six months ended June 30, 2021, respectively.

Accounts Payable

Accounts payable consisted of the following:

	As of
	June 30,	December 31,
	2022	2021
Accounts payable — Managed Services(1)	$22,253	$23,613
Accounts payable — Other	7,960	23,098
Total	$30,213	$46,711

(1)	Accounts payable – Managed Services reflects the amounts due to media vendors for advertisements placed on behalf of the Company’s advertising clients.

Consolidated Statement of Operations and Comprehensive Loss Details

Revenue

Revenue for the periods presented were comprised of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Commercial Enterprise	$33,364	$18,758	$66,990	$35,763
Government & Regulated Entities	871	448	1,652	1,738
Total revenue	$34,235	$19,206	$68,642	$37,501

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

Managed Services consists of revenues generated from content licensing customers and advertising agency customers and related services.

The table below illustrates the presentation of our revenues based on the above definitions:

	Three Months Ended			Six Months Ended
	June 30, 2022			June 30, 2022
		Government &			Government &
	Commercial	Regulated		Commercial	Regulated
	Enterprise	Industries	Total	Enterprise	Industries	Total
Total Software Products & Services(1)	$17,508	$871	$18,379	$34,894	$1,652	$36,546

Managed Services
Advertising	10,635	—	10,635	21,603	—	21,603
Licensing	5,221	—	5,221	10,493	—	10,493
Total Managed Services	15,856	—	15,856	32,096	—	32,096

Total Revenue	$33,364	$871	$34,235	$66,990	$1,652	$68,642

(1)

Software Products & Services consists of aiWARE revenues of $9,486 and $12,857 for the three and six months ended June 30, 2022, respectively, as well as PandoLogic revenues of $8,893 and $23,689 for the three and six months ended June 30, 2022, respectively.

	Three Months Ended			Six Months Ended
	June 30, 2021			June 30, 2021
		Government &			Government &
	Commercial	Regulated		Commercial	Regulated
	Enterprise	Industries	Total	Enterprise	Industries	Total
Total Software Products & Services	$5,132	$448	$5,580	$8,527	$1,738	$10,265

Managed Services
Advertising	9,969	—	9,969	20,296	—	20,296
Licensing	3,657	—	3,657	6,940	—	6,940
Total Managed Services	13,626	—	13,626	27,236	—	27,236

Total Revenue	$18,758	$448	$19,206	$35,763	$1,738	$37,501

Other Expense, Net

Other expense, net for the periods presented was comprised of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Interest (expense) income, net	$(1,183)	$2	$(2,365)	$4
Other	(48)	(15)	(52)	(26)
Other expense, net	$(1,231)	$(13)	$(2,417)	$(22)

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

The income tax benefit for the three and six months ended June 30, 2022 resulted in an effective tax rate of 33.1% and 5.5%, respectively. The income tax expense for the three and six months ended June 30, 2021 resulted in an effective tax rate of 0.4% and 0.2%, respectively. The difference between the effective tax rate and the U.S. federal statutory rate of 21% is primarily due to a valuation allowance established on the majority of the Company’s federal and state net deferred tax assets. Due to year to date losses generated by the Company’s foreign subsidiary and a change in valuation allowance resulting from the acquisition of VocaliD, the Company recorded a tax benefit in the amount of $1,607 and $1,468 for the three and six months ended June 30, 2022, respectively, as compared to income tax expense in the amount of $55 and $77 for the three and six months ended June 30, 2021, respectively. The change is mainly attributed to the US and foreign income taxes resulted from the profitability of PandoLogic.

As of June 30, 2022, the Company continues to provide a valuation allowance against certain federal and state deferred tax assets. The Company continues to evaluate the realizability of deferred tax assets and the related valuation allowance. If the Company’s assessment of the deferred tax assets or the corresponding valuation allowance were to change, the Company would record the related adjustment to income during the period in which the determination is made.

The Company is subject to taxation in the United States, Israel, the United Kingdom, and various U.S. states. Due to the Company’s tax loss carryovers in some jurisdictions, certain U.S. federal tax returns and state tax returns are open for examination since inception. The Israeli statute of limitations period is generally three years commencing at the end of the year in which the return was filed. The Company is not currently under examination from income tax authorities in any jurisdiction in which the Company does business.

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

The cumulative effects of the changes made to the Company’s January 1, 2022 consolidated balance sheet were as follows:

	December 31, 2021	Adjustments Due to Adoption of New Leasing Standard	January 1, 2022
Assets
Prepaid expenses and other current assets	$12,117	$71	$12,188
Other assets	954	1,983	2,937

Liabilities
Other accrued liabilities	$27,093	$1,675	$28,768
Other non-current liabilities	13,891	1,057	14,948

Stockholders' Equity
Accumulated deficit	$(345,037)	$(678)	$(345,715)

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

Lease Costs

As of June 30, 2022, on its condensed consolidated balance sheet the Company has right-of-use assets of $2,276 recorded within other assets, the current portion of operating lease liabilities of $2,103 recorded within other accrued liabilities, and the non-current portion of operating lease liabilities of $2,403 recorded within other non-current liabilities.

The Company made cash payments for its operating leases of $669 and $1,321 for the three and six months ended June 30, 2022, respectively, all of which were included in cash flows from operating activities within the condensed consolidated statements of cash flows. The Company’s operating leases have a weighted average remaining lease term of 2.4 years and weighted average discount rate of 7.8%.

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

The total rent expense for all operating leases was $756 and $1,262 for the three and six months ended June 30, 2022, respectively, with short-term leases making up an immaterial portion of such expenses. The total rent expense for all operating leases, excluding the charges related to the Sublease discussed above, was $306 and $877 for the three and six months ended June 30, 2021, respectively, with short-term leases making up an immaterial portion of such expenses. For its sublease, the Company recorded sublease income of $277 and $554 for the three and six months ended June 30, 2022, respectively.

Lease Commitments

 Future undiscounted lease payments for the Company’s operating lease liabilities, a reconciliation of these payments to its operating lease liabilities, and related sublease income at December 31, 2021 are as follows:

Years ended December 31,
2022 (six months)	$1,388
2023	2,241
2024	1,792
Total future minimum lease payments, including short-term leases	5,421
Less: future minimum lease payments for short-term leases	(439)
Less: imputed interest	(476)
Present value of future minimum lease payments, excluding short-term leases	$4,506
Less: current portion of operating lease liabilities	(2,103)
Non-current portion of operating lease liabilities	2,403

Years ended December 31,	Sublease Income
2022 (six months)	$586
2023	1,297
2024	1,034
Total sublease income	$2,917

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

Purchase Consideration

In connection with its March 2022 acquisition, the Company committed to make purchase consideration payments of $1,500 within ten days of the first anniversary of the closing date of the acquisition and an additional $1,500 within ten days of the second anniversary of the closing date of the acquisition. In connection with its VocaliD acquisition, the Company committed to make purchase consideration payments of $1,000 on the first anniversary of the closing date of the acquisition and an additional $1,000 on the 18-month anniversary of the closing date of the acquisition. Refer to Note 3 for further details.

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

NOTE 10. STOCKHOLDERS’ EQUITY

Common Stock Issuances

During the six months ended June 30, 2022 and 2021, the Company issued an aggregate of 1,152,345 and 803,367 shares of its common stock, respectively, in connection with the exercise of stock options, issuance of stock awards and vesting of restricted stock units under its stock incentive plans and purchases under its Employee Stock Purchase Plan (the “ESPP”).

During the six months ended June 30, 2022, the Company issued a total of 116,550 shares of its common stock in connection with its March 2022 acquisition. During the six months ended June 30, 2022, the Company issued a total of 352,330 shares of its common stock in connection with the contingent consideration arrangement related to the acquisition of PandoLogic.

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

NOTE 11. STOCK PLANS

Stock-Based Compensation

During the six months ended June 30, 2022, the Company granted options to purchase an aggregate of 291,850 shares of its common stock that are subject to time-based vesting conditions.

The Company valued these stock options using the Black-Scholes Merton option pricing model. The following assumptions were used to compute the grant date fair values of the stock options granted during the six months ended June 30, 2022:

Expected term (in years)	6.1
Expected volatility	82% - 91%
Risk-free interest rate	1.7% - 2.3%
Expected dividend yield	—

The assumptions used in calculating the fair values of purchase rights granted under the ESPP during the three months ended June 30, 2022 are set forth in the table below:

Expected term (in years)	0.5 - 2.0
Expected volatility	71% - 98%
Risk-free interest rate	0.2% - 3.5%
Expected dividend yield	—

The Company’s stock-based compensation expense by type of award and by operating expense grouping are presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Stock-based compensation expense by type of award:
Restricted stock units	$3,058	$5,579	$6,490	$9,750
Stock awards	—	—	—	19
Performance-based stock options	—	—	—	16,314
Stock options	1,502	798	2,775	1,635
Employee stock purchase plan	81	101	173	251
Common stock issued for services	20	131	39	250
Total	$4,661	$6,609	$9,477	$28,219

Stock-based compensation expense by operating expense grouping:
Cost of revenue	$24	$-	$44	$-
Sales and marketing	727	234	1,190	1,132
Research and development	1,247	566	2,251	1,585
General and administrative	2,663	5,809	5,992	25,502
	$4,661	$6,609	$9,477	$28,219

Equity Award Activity Under Stock Plans

Restricted Stock Units

The Company’s restricted stock unit activity for the six months ended June 30, 2022 was as follows:

		Weighted
		Average Grant
	Shares	Date Fair Value
Unvested at December 31, 2021	886,461	$32.56
Granted	489,742	$16.79
Forfeited	(33,754)	$22.84
Vested	(366,831)	$43.89
Unvested at June 30, 2022	975,618	$20.81

As of June 30, 2022, total unrecognized compensation cost related to restricted stock units was $12,994, which is expected to be recognized over a weighted average period of 1.95 years.

Performance-Based Stock Options

The activity during the six months ended June 30, 2022 related to stock options that are subject to performance-based vesting conditions tied to the achievement of stock price goals by the Company was as follows:

		Weighted-Average
			Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at December 31, 2021	3,834,441	$11.05
Exercised	(38,006)	$5.59
Expired	(11,747)	$5.23
Outstanding at June 30, 2022	3,784,688	$11.12	6.0	$412
Exercisable at June 30, 2022	3,784,688	$11.12	6.0	$412

The aggregate intrinsic value of the options exercised during the six months ended June 30, 2022 and 2021 was $271 and $6,517, respectively. No performance-based stock options were granted during the six months ended June 30, 2022 and 2021 and no performance-based stock options vested during the six months ended June 30, 2022. During the six months ended June 30, 2021, the Company achieved all of the stock price milestones applicable to substantially all of the performance-based stock options and, as a result, such performance-based stock options vested and all associated unrecognized compensation was accelerated and recognized in full as a one-time expense of $16,268.

Stock Options

The activity during the six months ended June 30, 2022 related to all other stock options was as follows:

		Weighted-Average
			Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at December 31, 2021	5,508,608	$15.10
Granted	291,850	$16.13
Exercised	(44,856)	$6.00
Forfeited	(75,158)	$15.04
Expired	(36,965)	$15.58
Outstanding at June 30, 2022	5,643,479	$15.26	6.0	$2,061
Exercisable at June 30, 2022	4,343,142	$13.79	5.2	$1,384

The weighted average grant date fair value of stock options granted during the six months ended June 30, 2022 and 2021 was $12.00 and $23.09 per share, respectively. The aggregate intrinsic value of the stock options exercised during the six months ended June 30, 2022 and 2021 was $264 and $8,198, respectively. The total grant date fair value of stock options vested during the six months ended June 30, 2022 and 2021 was $2,032 and $1,313, respectively. At June 30, 2022, total unrecognized compensation expense related to stock options was $13,691 and is expected to be recognized over a weighted average period of 3.1 years.

The aggregate intrinsic values in the tables above represent the difference between the fair market value of the Company’s common stock and the average option exercise price of in-the-money options, multiplied by the number of such stock options.

Employee Stock Purchase Plan

During the six months ended June 30, 2022, a total of 67,386 shares of common stock were purchased under the Company’s ESPP. As of June 30, 2022, accrued employee contributions for future purchases under the ESPP totaled $464.

NOTE 12. RELATED PARTY TRANSACTIONS

There were no related party transactions during the three and six months ended June 30, 2022 and 2021.

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

During the three and six months ended June 30, 2022, we generated revenue of $34.2 million and $68.6 million, respectively, as compared to $19.2 million and $37.5 million during the three and six months ended June 30, 2021, respectively. Our Software Products & Services grew 256% during the six months ended June 30, 2022 compared with the same period in 2021, while our Managed Services grew 17% during the six months ended June 30, 2022 compared with the same periods in 2021. During the three and six months ended June 30, 2022 our largest customer represented 14% and 22%, respectively, of our consolidated revenue and during the three and six months ended June 30, 2021 a different customer was our largest customer, with revenues representing 11% and 7%, respectively, of our consolidated revenue.

Significant Transactions

In June 2022, we completed an acquisition of VocaliD for total consideration of $3.4 million. The total consideration consists of a cash payment of $1.6 million made at closing and deferred cash purchase price payment of $2.0 million payable in fiscal 2023, which deferred payments were estimated to have a fair value of $1.4 million on the acquisition date.

In March 2022, we completed an acquisition of an influencer-based management services company for total consideration of $5.8 million. The total consideration consists of a cash payment of $2.0 million made at closing, $1.9 million in common stock (0.1 million shares) and deferred compensation of $3.0 million payable in fiscal 2023 and 2024, which deferred payments were estimated to have a fair value of $2.7 million on the acquisition date. The total purchase price was decreased by $1.0 million for the settlement of a preexisting receivable and increased by $0.7 million to adjust for the cash on hand at the time of the transaction closing. In addition, the sellers may receive up to $4.5 million in contingent earnout consideration based on achieving certain milestones tied to the entity’s financial performance in fiscal 2022 and 2023, which amount will be paid in cash.

.

Opportunities, Challenges and Risks

During the six months ended June 30, 2022 and 2021, we derived our revenue primarily through our Commercial Enterprise customers, and secondarily through our Government & Regulated Industries customers.

We are a leader in AI-based Software Products & Services. Our proprietary AI operating system, aiWARE, uses machine learning algorithms, or AI models, together with a suite of powerful applications, to reveal valuable insights from vast amounts of structured and unstructured data. In addition to the year-over-year growth of 256% in our Software Products & Services during the six months ended June 30, 2022 as compared to the prior year, we have also demonstrated our ability to grow our AI-based Managed Services, with our revenue from these Managed Services increasing 17% during the six months ended June 30, 2022 as compared to the prior year. Historically, we have derived a large portion of our Software Product & Services revenue from applications we internally developed from our aiWARE platform and actively sold across various customers. Beginning in the second half of 2021, we realigned our organization to also focus on enterprise sales and opportunities across existing and newer markets. In September 2021, we acquired PandoLogic, an intelligent hiring platform. Based in Israel, PandoLogic serves high-volume hiring and enterprise level customers today, including the second largest employer in the U.S., Amazon. While management believes there is a substantial opportunity to increase revenue longer term, there is no certainty that any future investments, which could be significant and include future potential acquisitions, will result in significant enterprise revenue realization or revenue growth when compared with historical revenue. We also continue to see significant opportunities for growth in cross-selling PandoLogic and aiWARE to existing and newly acquired customers, and where our AI solutions could add tremendous value in content creation and distribution, including in the news, television and film industries.

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

Growing our existing and new Software Products & Services customer base is critical for our success. During the six months ended June 30, 2022, ending Software Products and Services customers grew to 594, a 42% increase year over on a pro forma basis (pro forma basis meaning the inclusion of PandoLogic as if owned by us since January 1, 2021). While our overall customer growth has been significant, we did experience a slowdown in our Average Annual Revenue (AAR) per customer (as defined and discussed below under “—Non-GAAP Financial Measures”), which was almost entirely driven by a reduction in hiring consumption from our largest customer, Amazon. As a result, Amazon represented 14% of our consolidated revenue in second quarter of 2022 (comprised of 11% from recurring fulfillment business and 3% from delivery service providers), as compared to 31% in Q1 2022 and 36% in the comparable period of 2021 on a pro forma basis. This was mainly a result of Amazon efforts to reduce its hiring consumption across its fulfillment centers, which Amazon has publicly stated was a 50% reduction when compared to the second quarter of 2021. Given Amazon’s high concentration of revenue on our consolidated results, our revenue results may fluctuate significantly year over year based upon their hiring patterns. To reduce this risk, we have been aggressively investing in existing and growing new customers since we acquired PandoLogic in September 2021. On a pro forma basis, we also grew PandoLogic’s customer base as of June 30, 2022 over 60% year over year and PandoLogic’s non-volume hiring revenue for the six months ended June 30, 2022, which excludes Amazon, grew over 80% year over year. To continue to grow our Software Product & Services, diversify our customer base, and drive increased sales within our existing customer base, we plan to continue increasing our sales and marketing spending throughout the second half of 2022 as compared with prior periods.

Our business has seasonality, driven mostly by hiring patterns across PandoLogic. Typically, hiring patterns are lowest during the first and second quarters, then increase sequentially each quarter in the second half of the year. During the quarter ended March 31, 2022, Amazon accelerated hiring in part to manage the January 2022 Omicron virus outbreak. As a result of this, our intelligent hiring platform revenues did not sequentially improve from the first quarter of 2022 to the second quarter of 2022, as part of the first half of 2022 planned revenues from this customer accelerated into early 2022. However, we do expect the revenues to normalize starting in the third quarter of 2022, and to grow comparably with prior years’ seasonality trends and in accordance with our prior expectations.

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

For the three and six months ended June 30, 2022, our non-GAAP gross margin (calculated as described in “Non-GAAP Financial Measures” below) improved to 80% compared with 73% for the three and six months ended June 30, 2021, driven by growth of new customers across our Software Products & Services and the addition of PandoLogic in late 2021, which generated incremental non-GAAP gross margins in excess of 80% during the three and six months ended June 30, 2022. Our non-GAAP gross margin is impacted significantly by the mix of our Software Products & Services and our Managed Services revenue in any given period because our Managed Services revenue typically has a lower overall non-GAAP gross margin than our Software Products & Services revenue. With the acquisition of PandoLogic in September 2021, we expect our consolidated non-GAAP gross margin and related non-GAAP gross profit to improve in each subsequent quarter in 2022 as the mix of PandoLogic revenue becomes seasonally larger throughout 2022. Our non-GAAP gross profit (see “Non-GAAP Financial Measures” below) is also dependent upon our ability to grow our revenue by expanding our customer base and increasing business with existing customers, and to manage our costs by negotiating favorable economic terms with cloud computing providers such as AWS and Microsoft Azure. While we are focused on continuing to improve our non-GAAP gross profit, our ability to attract and retain customers to grow our revenue will be highly dependent on our ability to implement and continually improve upon our technology and services and improve our technology infrastructure and operations as we experience increased network capacity constraints due to our growth.

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

During the three and six months ended June 30, 2022, we reported a non-GAAP net loss of $7.2 million and $12.4 million, respectively, as compared to $3.9 million and $7.8 million, respectively, during the three and six months ended June 30, 2021. We do expect seasonality in our revenue and operating performance, with increased profitability during the quarters ended September 30 and December 31, driven partly from PandoLogic services and Managed Services. Moreover, and to continue to grow our revenue in 2022, we will continue to make targeted investments in people, namely software engineers and sales personnel. Through June 2022, our headcount grew approximately 26% since the beginning of 2022. In addition, we have made substantial investments in our existing employee base, including higher annual raises and increased benefits, in order to compete in a challenging and constrained labor environment. Lastly, we are making investments in our corporate infrastructure, including new ERP and workforce systems to help us better manage the scale and growth of our business. These investments in people and infrastructure will weigh heavier on our financial results in the second half of 2022. If we cannot hire or retain people in a timely manner, and or are incapable of managing the scale of our operations, our growth and ultimate profitability could be accelerated or delayed.

In the six months ended June 30, 2022 and 2021, substantially all of our revenue was derived from customers located in the United States. We believe that there is a substantial opportunity over time for us to significantly expand our service offerings and customer base in countries outside of the United States. In the long term, we plan to expand our business further internationally in places such as Europe, Asia Pacific and Latin America, and as a result, we expect to continue to incur significant incremental upfront expenses associated with these expansion opportunities.

Impact of the COVID-19 Pandemic and Other Macroeconomic Conditions

Beginning in March 2020, we began to experience fluctuations in demand for certain services, particularly our Managed Services.  Our Managed Services drive a significant amount of revenue from major live sporting events that were cancelled or postponed in the United States due to COVID-19. While many major sporting events have resumed, future cancellations of live sporting events could have a material adverse impact on our revenue generated from our Managed Services in future quarters. The COVID-19 pandemic has also affected and may continue to affect some of our customers, which may further reduce the demand and/or delay purchase decisions for our products and services and may additionally impact the creditworthiness of our customers.

In addition to the ongoing COVID-19 pandemic, global economic and business activities continue to face widespread macroeconomic uncertainties, including labor shortages, inflation and monetary supply shifts, recession risks and potential disruptions from the Russia-Ukraine conflict. We continue to actively monitor the impact of these macroeconomic factors on our financial condition, liquidity, operations, suppliers, industry and workforce, and have instituted certain cost saving measures for the third quarter as a result of these factors. The extent of the impact of these factors on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, and the impact on our customers, partners and employees, all of which are uncertain and cannot be predicted; however, any continued or renewed disruption resulting from these factors could negatively impact our business. Due to the nature of our business, the effect of these macroeconomic conditions may not be fully reflected in our results of operations until future periods. We have assessed the potential credit deterioration of our customers due to changes in the macroeconomic environment and have determined that no additional allowance for doubtful accounts was necessary due to credit deterioration as of June 30, 2022. The most significant risks to our business and results of operations arising from the COVID-19 pandemic are discussed in Part I, Item 1A (Risk Factors) of our Annual Report on Form 10-K for the year ended December 31, 2021.

Non-GAAP Financial Measures

In evaluating our cash flows and financial performance, we use certain non-GAAP financial measures, including “Pro Forma Revenue,” “Average Annual Revenue (AAR),” “non-GAAP gross profit,” “non-GAAP gross margin,” “Non-GAAP net loss (pro forma),” “non-GAAP net income (loss),” and “non-GAAP net income (loss) per share.” Pro Forma Revenue includes historical Software Products & Services revenue from the past six fiscal quarters of each of Veritone, Inc. and PandoLogic Ltd. (unaudited) and presents such revenue on a combined pro forma basis treating PandoLogic Ltd. as owned by Veritone, Inc. since January 1, 2021.  Average Annual Revenue (AAR) is calculated as the aggregate of trailing twelve-month Software Products & Services Pro Forma Revenue divided by the average number of customers over the same period for both Veritone, Inc. and PandoLogic Ltd. Non-GAAP gross profit is the Company’s revenue less its cost of revenue. Non-GAAP gross margin is defined as Non-GAAP gross profit divided by revenue.  Non-GAAP net loss (pro forma) is the Company’s net loss excluding the items set forth below presented on a combined pro forma basis treating PandoLogic Ltd. as owned by Veritone, Inc. since

January 1, 2021. Non-GAAP net income (loss) and non-GAAP net income (loss) per share is the Company’s net income (loss) and net income (loss) per share, adjusted to exclude interest expense, provision for income taxes, depreciation expense, amortization expense, stock-based compensation expense, changes in fair value of warrant liability, changes in fair value of contingent consideration, a reserve for state sales taxes, charges related to a facility sublease, gain on sale of asset, warrant expense, acquisition and due diligence costs, and severance and executive search costs. The results for non-GAAP net income (loss), are presented below for the three and six months ended June 30, 2022 and 2021. The items excluded from these non-GAAP financial measures, as well as a breakdown of GAAP net loss, non-GAAP net income (loss) and these excluded items between our Core Operations and Corporate, are detailed in the reconciliation below.

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

Reconciliation of GAAP net loss to Non-GAAP net loss

(in thousands)
	Three Months Ended June 30,
	2022			2021
	Core Operations(1)	Corporate(2)	Total	Core Operations(1)	Corporate(2)	Total
Net loss	$(8,230)	$4,977	$(3,253)	$(676)	$(12,039)	$(12,715)
(Benefit from) provision for income taxes	(964)	(643)	(1,607)	—	55	55
Depreciation and amortization	5,306	150	5,456	1,084	73	1,157
Stock-based compensation expense	2,685	1,976	4,661	1,016	5,593	6,609
Change in fair value of contingent consideration	—	(13,830)	(13,830)	—	—	—
Interest expense	—	1,183	1,183	—	—	—
Acquisition and due diligence costs	—	207	207	—	735	735
State sales tax reserve	—	—	—	—	146	146
Severance and executive search	—	—	—	—	92	92
Non-GAAP Net Income (Loss)	$(1,203)	$(5,980)	$(7,183)	$1,424	$(5,345)	$(3,921)

(in thousands)
	Six Months Ended June 30,
	2022			2021
	Core Operations(1)	Corporate(2)	Total	Core Operations(1)	Corporate(2)	Total
Net loss(3)	$(14,251)	$(11,131)	$(25,382)	$(3,501)	$(39,781)	$(43,282)
(Benefit from) provision for income taxes(3)	(846)	(622)	(1,468)	—	77	77
Depreciation and amortization(3)	10,404	266	10,670	2,167	243	2,410
Stock-based compensation expense	4,668	4,809	9,477	3,711	24,508	28,219
Change in fair value of contingent consideration(3)	—	(8,785)	(8,785)	—	—	—
State sales tax reserve	—	—	—	—	284	284
Interest expense	—	2,365	2,365	—	—	—
Acquisition and due diligence costs	—	769	769	—	735	735
Charges related to sublease	—	—	—	—	3,367	3,367
Severance and executive search	—	—	—	250	99	349
Non-GAAP Net Income (Loss)	$(25)	$(12,329)	$(12,354)	$2,627	$(10,468)	$(7,841)

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

The following tables set forth the calculation of our non-GAAP gross profit and non-GAAP gross margin, followed by a reconciliation of non-GAAP to GAAP financial information presented in our condensed consolidated financial statements for three and six months ended June 30, 2022 and 2021.

	Three Months Ended		Six Months Ended
(dollars in thousands)	June 30,		June 30,
	2022	2021	2022	2021
Revenue	$34,235	$19,206	$68,642	$37,501
Cost of revenue	6,705	5,231	13,628	10,054
Non-GAAP gross profit	27,530	13,975	55,014	27,447
Non-GAAP gross margin	80.4%	72.8%	80.1%	73.2%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenue	$34,235	$19,206	$68,642	$37,501
Cost of revenue	6,705	5,231	13,628	10,054
Non-GAAP gross profit	27,530	13,975	55,014	27,447

GAAP cost of revenue	6,705	5,231	13,628	10,054
Stock-based compensation expense	(24)	—	(44)	—
Non-GAAP cost of revenue	6,681	5,231	13,584	10,054

GAAP sales and marketing expenses	12,576	5,253	23,645	11,680
Stock-based compensation expense	(727)	(234)	(1,190)	(1,132)
Severance and executive search	—	—	—	(236)
Non-GAAP sales and marketing expenses	11,849	5,019	22,455	10,312

GAAP research and development expenses	11,068	4,646	20,951	9,606
Stock-based compensation expense	(1,247)	(566)	(2,251)	(1,585)
Severance and executive search	—	—	—	(14)
Non-GAAP research and development expenses	9,821	4,080	18,700	8,007

GAAP general and administrative expenses	2,304	15,644	24,625	47,187
Depreciation	(245)	(78)	(444)	(253)
Stock-based compensation expense	(2,663)	(5,809)	(5,992)	(25,502)
Change in fair value of contingent consideration	13,830	—	8,785	—
Charges related to sublease	—	—	—	(3,367)
State sales tax reserve	—	(146)	—	(284)
Acquisition and due diligence costs	(207)	(735)	(769)	(735)
Severance and executive search	—	(92)	—	(99)
Non-GAAP general and administrative expenses	13,019	8,784	26,205	16,947

GAAP amortization	(5,211)	(1,079)	(10,226)	(2,157)

GAAP loss from operations	(3,629)	(12,647)	(24,433)	(43,183)
Total non-GAAP adjustments (1)	(3,506)	8,739	12,131	35,364
Non-GAAP loss from operations	(7,135)	(3,908)	(12,302)	(7,819)

GAAP other expense, net	(1,231)	(13)	(2,417)	(22)
Interest expense	1,183	—	2,365	—
Non-GAAP other expense, net	(48)	(13)	(52)	(22)

GAAP loss before income taxes	(4,860)	(12,660)	(26,850)	(43,205)
Total non-GAAP adjustments (1)	(2,323)	8,739	14,496	35,364
Non-GAAP loss before income taxes	(7,183)	(3,921)	(12,354)	(7,841)

Income tax (benefit) provision	(1,607)	55	(1,468)	77

GAAP net loss	(3,253)	(12,715)	(25,382)	(43,282)
Total non-GAAP adjustments (1)	(3,930)	8,794	13,028	35,441
Non-GAAP net loss	$(7,183)	$(3,921)	$(12,354)	$(7,841)

Shares used in computing non-GAAP basic and diluted net loss per share	36,084	32,741	35,783	32,458
Non-GAAP basic and diluted net loss per share	$(0.20)	$(0.12)	$(0.35)	$(0.24)

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

The supplemental financial information for our Software Products & Services includes: (i) Software Revenue – Pro Forma, (ii) Ending Customers, (iii) Average Annual Revenue (AAR), (iv) Total New Bookings, and (iv) Gross Revenue Retention, in each case as defined in the footnotes to the table below. The supplemental financial information for our Managed Services includes: (i) average gross billings per active agency client, and (ii) revenue.

Software Products & Services Supplemental Financial Information

The following table sets forth the results for each of our Software Products & Services supplemental financial information.

	Quarter Ended
	Mar 31,	Jun 30,	Sept 30,	Dec 31,	Mar 31,	Jun 30,
	2021	2021	2021	2021	2022	2022
Software Revenue - Pro Forma (in 000's) (1)	$10,183	$20,072	$21,860	$40,223	$18,167	$18,379
Ending Customers (2)	385	419	433	529	559	594
Average Annual Revenue (AAR) (in 000's) (3)	$199	$203	$208	$209	$207	$187
Total New Bookings (in 000's) (4)	$2,442	$4,896	$3,356	$8,317	$9,574	$14,658
Gross Revenue Retention (5)	>90%	>90%	>90%	>90%	>90%	>90%

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

The following table sets forth the reconciliation of pro forma revenue to revenue.

	Quarter Ended
	Mar 31,	Jun 30,	Sept 30,	Dec 31,	Mar 31,	Jun 30,
	2021	2021	2021	2021	2022	2022
Software Products & Services Revenue	$4,685	$5,580	$9,027	$40,223	$18,167	$18,379
PandoLogic Revenue (1)	5,498	14,492	12,833	—	—	—
Software Revenue - Pro Forma	$10,183	$20,072	$21,860	$40,223	$18,167	$18,379
Managed Services Revenue	13,610	13,626	13,628	14,926	16,240	15,856
Total Pro Forma Revenue	$23,793	$33,698	$35,488	$55,149	$34,407	$34,235

	Trailing Twelve Months Ended
	Mar 31,	Jun 30,	Sept 30,	Dec 31,	Mar 31,	Jun 30,
	2021	2021	2021	2021	2022	2022
Software Products & Services Revenue	$15,439	$18,017	$23,693	$59,515	$72,997	$85,796
PandoLogic Revenue (1)	50,283	57,262	59,292	32,824	27,325	12,833
Software Revenue - Pro Forma	$65,723	$75,278	$82,985	$92,339	$100,322	$98,629
Managed Services Revenue	43,845	52,019	53,279	55,789	58,419	60,546
Total Pro Forma Revenue	$109,568	$127,297	$136,264	$148,128	$158,741	$159,176

Average Number of Customers - Pro Forma	330	372	399	442	485	529
Average Annual Revenue (AAR)	$199	$203	$208	$209	$207	$187
Managed Services Supplemental Financial Information

The following table sets forth the results for each of the key performance indicators for Managed Services.

	Quarter Ended
	Mar 31,	Jun 30,	Sept 30,	Dec 31,	Mar 31,	Jun 30,
	2021	2021	2021	2021	2022	2022
Avg billings per active Managed Services client (in 000's) (6)	$582	$622	$615	$625	$684	$736
Revenue during quarter (in 000's) (7)	$10,327	$9,968	$9,647	$10,857	$10,735	$9,625

(6) Avg billings per active Managed Services customer for each quarter reflects the average quarterly billings per active Managed Services customer over the twelve-month period through the end of such quarter for Managed Services customers that are active during such quarter.

(7) Managed Services revenue and metrics exclude content licensing and media services.

Overall, second quarter of 2022 advertising revenue was relatively flat year over year, largely driven by the timing of new and larger, event-driven campaigns by key customers in the first half of 2021 compared to the first half of 2022. We have experienced and may continue to experience volatility in revenue from our Managed Services due to a number of factors, including: (i) the timing of new large customer agreements; (ii) loss of customers who choose to replace our services with new providers or by bringing their advertising placement in-house; (iii) customers who experience reductions in their advertising budgets due to issues with their own businesses; and (iv) the seasonality of the campaigns for certain large customers. We have historically generated a significant portion of our revenue from a few major customers. As we continue to grow and diversify our customer base, we expect that our dependency on a limited number of large customers will be minimized.

Results of Operations

The following tables set forth our results of operations for the three and six months ended June 30, 2022 and 2021, in dollars and as a percentage of our revenue for those periods. The period-to-period comparisons of our historical results are not necessarily indicative of the results that may be expected in the future.

	Three Months Ended		Six Months Ended
(dollars in thousands)	June 30,		June 30,
	2022	2021	2022	2021
Revenue	$34,235	$19,206	$68,642	$37,501
Operating expenses:
Cost of revenue	6,705	5,231	13,628	10,054
Sales and marketing	12,576	5,253	23,645	11,680
Research and development	11,068	4,646	20,951	9,606
General and administrative	2,304	15,644	24,625	47,187
Amortization	5,211	1,079	10,226	2,157
Total operating expenses	37,864	31,853	93,075	80,684
Loss from operations	(3,629)	(12,647)	(24,433)	(43,183)
Other expense, net	(1,231)	(13)	(2,417)	(22)
Loss before provision for income taxes	(4,860)	(12,660)	(26,850)	(43,205)
(Benefit) provision for income taxes	(1,607)	55	(1,468)	77
Net loss	$(3,253)	$(12,715)	$(25,382)	$(43,282)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenue	19.6	27.2	19.9	26.8
Sales and marketing	36.7	27.4	34.4	31.1
Research and development	32.3	24.2	30.5	25.6
General and administrative	6.7	81.5	35.9	125.8
Amortization	15.2	5.5	14.9	5.8
Total operating expenses	110.5	165.8	135.6	215.1
Loss from operations	(10.5)	(65.8)	(35.6)	(115.1)
Other expense, net	(3.6)	(0.1)	(3.5)	(0.1)
Loss before provision for income taxes	(14.1)	(65.9)	(39.1)	(115.2)
(Benefit) provision for income taxes	(4.7)	0.3	(2.1)	0.2
Net loss	(9.4)	(66.2)	(37.0)	(115.4)

Three and Six Months Ended June 30, 2022 Compared with Three and Six Months Ended June 30, 2021

Revenue

	Three Months Ended			Six Months Ended
	June 30, 2022			June 30, 2022
	Commercial	Government &		Commercial	Government &
	Enterprise	Regulated	Total	Enterprise	Regulated	Total
Software Products & Services (1)	$17,508	$871	$18,379	$34,894	$1,652	$36,546
Managed Services	15,856	—	15,856	32,096	—	32,096
Revenue	$33,364	$871	$34,235	$66,990	$1,652	$68,642

(1) Software Products & Services consists of aiWARE SaaS Solutions revenues of $9.5 million and $12.8 million for the three and six months ended June 30, 2022, respectively, as well PandoLogic revenues of $8.9 million and $23.7 million for the three and six months ended June 30, 2022.

	Three Months Ended			Six Months Ended
	June 30, 2021			June 30, 2021
	Commercial	Government &		Commercial	Government &
	Enterprise	Regulated	Total	Enterprise	Regulated	Total
Software Products & Services	$5,132	$448	$5,580	$8,527	$1,738	$10,265
Managed Services	13,626	—	13,626	27,236	—	27,236
Revenue	$18,758	$448	$19,206	$35,763	$1,738	$37,501

Commercial Enterprise (“CE”)

CE Software Products & Services revenue increased in the three and six months ended June 30, 2022 compared to the corresponding prior year periods due primarily due to our acquisition of PandoLogic in September 2021, coupled with expanded services we provided to existing media and entertainment customers. The increase in CE Software Products & Services was offset in part as a result of our largest customer, Amazon, reducing its hiring consumption across its fulfillment centers, which Amazon has publicly stated was a 50% reduction when compared to the second quarter of 2021. CE Managed Services increased in the three and six months ended June 30, 2022 compared to the corresponding prior year period due to growth of our licensing platform, in new advertising customers and in expanded services for existing advertising customers and in live events coverage as conditions return to pre-COVID levels.

Government & Regulated Industries (“GRI”)

GRI Software Products & Services revenue increased $0.4 million or 94% in the three months ended June 30, 2022 compared to the corresponding prior year period while decreasing $0.1 million or 5% in the six months ended June 30, 2022 compared to the corresponding prior year period. GRI Software Products & Services revenue from customers in certain markets, particularly government and energy customers, is often project-based and is impacted by the timing of projects. As such, we expect that our revenue from these markets could fluctuate significantly from period to period.

With respect to our energy solutions, demand has accelerated since we officially launched our iDERMs product suite and presented our performance metrics against The California Independent System Operator and the results of our deployment at Tampa Electric Company. We are now actively engaged and generating revenues from multiple operators, each with significant potential for expansion.

Operating Expenses

	Three Months Ended				Six Months Ended
(dollars in thousands)	June 30,				June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Cost of revenue	$6,705	$5,231	$1,474	28.2%	$13,628	$10,054	$3,574	35.5%
Sales and marketing	12,576	5,253	7,323	139.4%	23,645	11,680	11,965	102.4%
Research and development	11,068	4,646	6,422	138.2%	20,951	9,606	11,345	118.1%
General and administrative	2,304	15,644	(13,340)	-85.3%	24,625	47,187	(22,562)	-47.8%
Amortization	5,211	1,079	4,132	382.9%	10,226	2,157	8,069	374.1%
Total operating expenses	$37,864	$31,853	$6,011	18.9%	$93,075	$80,684	$12,391	15.4%

Cost of Revenue. The increase in cost of revenue in the three and six months ended June 30, 2022 compared with the corresponding prior year periods was due primarily to our higher revenue level, as discussed above. Cost of revenue increased at a lower rate than the increase in revenues due to the introduction of new products with higher non-GAAP gross margin contribution in the second half of 2021, including the addition of PandoLogic.

Sales and Marketing. The increase in sales and marketing expenses in the three and six months ended June 30, 2022 compared with the corresponding prior year periods was primarily due to our acquisition of PandoLogic in September 2021, coupled with a increases in personnel-related costs from the addition of new sales and marketing resources. As a percentage of revenue, sales and marketing expenses increased to 37% and 34% in the three and six months ended June 30, 2022, respectively, from 27% and 31% in the corresponding prior year periods.

Research and Development. The increase in research and development expenses in the three and six months ended June 30, 2022 compared with the corresponding prior year periods was primarily due to an increase of $6.8 million and $12.1 million, respectively, in personnel-related costs from the addition of new engineering resources and our September 2021 acquisition of PandoLogic in September 2021. As a percentage of revenue, research and development expenses increased to 32% and 31% in the three months and six months ended June 30, 2022, respectively, from 24% and 26% in the corresponding prior year periods.

General and Administrative. General and administrative expenses decreased by $13.3 million or 85% in the three months ended June 30, 2022 compared with the corresponding prior year periods principally due to a $13.8 million decrease in the estimated fair value of contingent consideration due to PandoLogic for 2022 earnout consideration, coupled with a $3.6 million decrease in stock compensation primarily for senior executive stock grants in 2021, partially offset by increases in costs from our acquisition of PandoLogic in September 2021. General and administrative expenses decreased $22.6 million or 48% in the six months ended June 30, 2022 compared with the corresponding prior year period principally due to a $20.2 million decrease in stock compensation expense attributable primarily to additional expense related to the vesting of performance-based stock options in 2021, coupled with a $3.4 million one-time charge related to the sublease of our former Costa Mesa corporate office space in the first quarter of 2021, partially offset by increases in costs from our acquisition of PandoLogic in September 2021. As a percentage of revenue, general and administrative expenses decreased to 7% and 36% in the three and six months ended June 30, 2022, respectively, from 81% and 126% in the corresponding prior year periods.

Amortization Expense. Amortization expense increased in the three and six months ended June 30, 2022 compared with the corresponding prior year periods due to the addition of amortization expense related to our PandoLogic acquisition and our 2022 acquisitions.

Other (Expense) Income, Net

Other expense, net for the three and six months ended June 30, 2022 was comprised primarily of interest expense of $1.2 million and $2.4 million, respectively, due to the Convertible Notes we issued in November 2021.

Non-GAAP Gross Profit

As noted above, our non-GAAP gross profit is calculated as our revenue less our cost of revenue, as follows:

	Three Months Ended				Six Months Ended
(dollars in thousands)	June 30,				June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Revenue	$34,235	$19,206	$15,029	78.3%	$68,642	$37,501	$31,141	83.0%
Cost of revenue	6,705	5,231	1,474	28.2%	13,628	10,054	3,574	35.5%
Non-GAAP gross profit	27,530	13,975	13,555	97.0%	55,014	27,447	27,567	100.4%
Non-GAAP gross margin	80.4%	72.8%			80.1%	73.2%

The increase in non-GAAP gross profit and non-GAAP gross margin in the three and six months ended June 30, 2022 compared with the corresponding prior year periods was due primarily to growth in Software Products & Services revenue, including our acquisition of PandoLogic in September 2021, which collectively generated incremental non-GAAP gross margins in excess of 80% during the three and six months ended June 30, 2022.

Liquidity and Capital Resources

We have historically financed our business through the sale of equity and debt securities.  Our principal sources of liquidity are our cash and cash equivalents, which totaled $220.5 million as of June 30, 2022, compared with total cash and cash equivalents of $254.7 million as of December 31, 2021. The decrease in our cash and cash equivalents in the six months ended June 30, 2022 as compared with December 31, 2021 was primarily due to investments made during the period, taxes paid related to net share settlement of equity awards, and the payment of the PandoLogic 2021 earnout. We used $4.3 million in the six months ended June 30, 2022 in operating activities.

Cash Flows

A summary of cash flows from our operating, investing and financing activities is shown in the table below.

	Six Months Ended
(in thousands)	June 30,
	2022	2021
Cash used in operating activities	$(4,285)	$(991)
Cash used in investing activities	(6,870)	(272)
Cash (used in) provided by financing activities	(23,103)	7,073
Net (decrease) increase in cash, cash equivalents and restricted cash	$(34,258)	$5,810

Operating Activities

Our operating activities used cash of $4.3 million in the six months ended June 30, 2022, due primarily to our net loss of $25.4 million, adjusted by $11.1 million in non-cash expenses, including $10.7 million in depreciation and amortization and $9.6 million in stock-based compensation expense, offset in part by $8.8 million from a change in the fair value of contingent consideration, $1.9 million from a changes in deferred taxes and the net working capital increase of $10.0 million, primarily due to decreases in our accounts receivable of $35.6 million. Our business strategy includes streamlining operational costs while investing in the development of our AI capabilities and enhancement of our Software Products & Services to grow our business and future revenue.

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

Investing Activities

Our investing activities for the six months ended June 30, 2022 used cash of $6.9 million primarily for $2.6 million to fund a portion of the consideration for the March 2022 acquisition and the VocaliD acquisition, $2.3 million in capital expenditures and for an equity investment of $2.0 million in a strategic partner.

Our investing activities consisted of minimal amounts used for capital expenditures and proceeds from the sale of equipment in the six months ended June 30, 2021.

Financing Activities

Our financing activities for the six months ended June 30, 2022 used cash of $23.1 million, consisting of $14.4 million to pay the 2021 earnout for PandoLogic and $9.5 million to pay taxes paid related to the net share settlement of equity awards, partially offset by $0.8 million in proceeds received from the exercise of stock options and purchases of shares under our ESPP.

Our financing activities provided cash of $7.1 million in the six months ended June 30, 2021. Net cash provided by financing activities consisted of $4.8 million received from the exercise of stock options and purchases of shares under our ESPP and $2.3 million in proceeds received from the exercise of stock warrants.

Capital Resources

As of June 30, 2022, our only debt obligations were the Convertible Notes issued in the fourth quarter of fiscal year 2021. We have $5.0 million in purchase consideration commitments related to the March 2022 acquisition and the VocaliD acquisition that will be paid in 2023 and in 2024. We have no other present agreements or commitments with respect to any material acquisitions of businesses or technologies or any other material capital expenditures.

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

Our critical accounting estimates reflecting management’s estimates and judgments are described in our Annual Report on Form 10-K for the year ended December 31, 2021. We have reviewed recently adopted accounting pronouncements and determined that the adoption of such pronouncements is not expected to have a material impact, if any, on our Consolidated Financial Statements. Accordingly, there have been no material changes to critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Management identified a material weakness in internal control over financial reporting relating to the appropriate oversight and sufficient review of the work performed by third-party specialists on our behalf and the coordination of work being performed by more than one specialist. Such third-party specialists were used in the preparation of (i) our valuation of Contingent Consideration, (ii) our valuation of certain identified intangible assets and (iii) our purchase price allocation pursuant to ASC 805, Business Combinations, in connection with the acquisition of PandoLogic Ltd. The material weakness resulted in the restatement of the unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2022 and immaterial misstatements to the consolidated financial statements as of and for the year ended December 31, 2021. Additionally, this material weakness could have resulted in a misstatement of certain accounting estimates or disclosures that would have resulted in a material misstatement of our annual consolidated financial statements that would not have been prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

Other than the remediation efforts described above, there have been no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2021, as supplemented by Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the three months ended March 31, 2022, contains a discussion of the material risks associated with our business. There have been no material changes to the risks described in such Annual Report on Form 10-K and Quarterly Report on Form 10-Q/A.

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

3.1	Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 23, 2017).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on May 23, 2017).

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1*	Certifications pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, has been formatted in Inline XBRL.

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