Form 10-Q
period 2022-09-30
Veritone, Inc.
filed 2022-11-14
CIK 1615165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 8, 2022, 36,289,632 shares of the registrant’s common stock were outstanding.

VERITONE, INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2022

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
▪
the impact of the economic disruption caused by the COVID-19 pandemic and the Russian invasion of Ukraine on the business of the Company and that of its existing and potential customers;
▪
increasing interest rates and inflationary pressures in the United States and around the world; and
▪
any additional factors discussed in Item 1A (Risk Factors) of Part I of our Annual Report on Form 10-K for the year ended December 31, 2021, as supplemented by Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the three months ended March 31, 2022 and our other filings with the Securities and Exchange Commission (the “SEC”), including future SEC filings.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VERITONE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share and share data)

(Unaudited)

	As of
	September 30, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$196,071	$254,722
Accounts receivable, net	85,951	85,063
Expenditures billable to clients	23,785	27,180
Prepaid expenses and other current assets	16,963	12,117
Total current assets	322,770	379,082
Property, equipment and improvements, net	4,636	1,556
Intangible assets, net	85,195	93,872
Goodwill	46,465	42,028
Long-term restricted cash	857	855
Other assets	9,868	954
Total assets	$469,791	$518,347
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$31,437	$46,711
Accrued media payments	107,693	86,923
Client advances	13,696	10,561
Contingent consideration, current	7,147	20,053
Other accrued liabilities	25,835	27,093
Total current liabilities	185,808	191,341
Convertible senior notes, non-current	195,984	195,082
Contingent consideration, non-current	546	31,533
Other non-current liabilities	16,680	13,891
Total liabilities	399,018	431,847
Commitments and contingencies (Note 9)
Stockholders' equity
Common stock, par value $0.001 per share; 75,000,000 shares authorized; 36,322,465 and 34,972,256 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	36	35
Additional paid-in capital	446,181	431,606
Accumulated deficit	(375,982)	(345,037)
Accumulated other comprehensive income (loss)	538	(104)
Total stockholders' equity	70,773	86,500
Total liabilities and stockholders' equity	$469,791	$518,347

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(in thousands, except per share and share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$37,196	$22,655	$105,838	$60,156
Operating expenses:
Cost of revenue	7,097	5,808	20,725	15,862
Sales and marketing	13,920	5,906	37,565	17,586
Research and development	11,784	5,254	32,735	14,860
General and administrative	2,502	15,084	27,127	62,272
Amortization	5,504	1,683	15,730	3,840
Total operating expenses	40,807	33,735	133,882	114,420
Loss from operations	(3,611)	(11,080)	(28,044)	(54,264)
Other expense, net	(1,249)	(15)	(3,666)	(37)
Loss before provision for income taxes	(4,860)	(11,095)	(31,710)	(54,301)
(Benefit from) provision for income taxes	26	396	(1,442)	472
Net loss	$(4,886)	$(11,491)	$(30,268)	$(54,773)
Net loss per share:
Basic and diluted	$(0.13)	$(0.34)	$(0.84)	$(1.67)
Weighted average shares outstanding:
Basic and diluted	36,202,496	33,332,668	35,924,413	32,752,939
Comprehensive loss:
Net loss	$(4,886)	$(11,491)	$(30,268)	$(54,773)
Foreign currency translation gain, net of income taxes	66	—	642	7
Total comprehensive loss	$(4,820)	$(11,491)	$(29,626)	$(54,766)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(Unaudited)

	Three Months Ended September 30, 2022
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
Balance as of June 30, 2022	36,128,363	$36	$440,809	$(371,096)	$472	$70,221
Common stock issued under employee stock plans	226,577	—	417	—	—	417
Common stock withheld for employee taxes	(32,475)	—	(217)	—	—	(217)
Stock-based compensation expense	—	—	5,172	—	—	5,172
Net loss	—	—	—	(4,886)	—	(4,886)
Other comprehensive gain	—	—	—	—	66	66
Balance as of September 30, 2022	36,322,465	$36	$446,181	$(375,982)	$538	$70,773

	Nine Months Ended September 30, 2022
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
Balance as of December 31, 2021	34,972,256	$35	$431,606	$(345,037)	$(104)	$86,500
Cumulative-effect of accounting change adopted as of January 1, 2022	—	—	—	(677)	—	(677)
Common stock issued under employee stock plans, net	1,378,922	1	1,198	—	—	1,199
Common stock withheld for employee taxes	(497,593)	—	(9,726)	—	—	(9,726)
Common stock issued for acquisition	116,550	—	1,929	—	—	1,929
Common stock issued as part of contingent consideration	352,330	—	6,440	—	—	6,440
Stock-based compensation expense	—	—	14,734	—	—	14,734
Net loss	—	—	—	(30,268)	—	(30,268)
Other comprehensive gain	—	—	—	—	642	642
Balance as of September 30, 2022	36,322,465	$36	$446,181	$(375,982)	$538	$70,773

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(Unaudited)

	Three Months Ended September 30, 2021
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
Balance as of June 30, 2021	32,870,767	$33	$403,768	$(323,647)	$73	$80,227
Common stock issued under employee stock plans, net	281,574	—	2,332	—	—	2,332
Common stock issued for acquisition	1,704,822	2	31,498	—	—	31,500
Stock-based compensation expense	—	—	5,272	—	—	5,272
Net loss	—	—	—	(11,491)	—	(11,491)
Other comprehensive gain	—	—	—	—	(221)	(221)
Balance as of September 30, 2021	34,857,163	$35	$442,870	$(335,138)	$(148)	$107,619

	Nine Months Ended September 30, 2021
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
Balance as of December 31, 2020	31,799,354	$32	$368,477	$(280,365)	$66	$88,210
Common stock issued under employee stock plans, net	1,084,941	1	7,125	—	—	7,126
Common stock issued for acquisition	1,704,822	2	31,498	—	—	31,500
Common stock issued for services	15,828	—	250	—	—	250
Stock-based compensation expense	—	—	33,241	—	—	33,241
Exercise of warrants	252,218	—	2,279	—	—	2,279
Net loss	—	—	—	(54,773)	—	(54,773)
Other comprehensive gain	—	—	—	—	(214)	(214)
Balance as of September 30, 2021	34,857,163	$35	$442,870	$(335,138)	$(148)	$107,619

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(30,268)	$(54,773)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,494	4,189
Loss on disposal of fixed assets	—	1,894
Provision for doubtful accounts	(113)	14
Loss on sublease	—	1,211
Stock-based compensation expense	14,734	33,491
Change in fair value of contingent consideration	(23,076)	303
Change in deferred taxes	(2,078)	—
Amortization of debt issuance costs	902	—
Amortization of right-of-use assets	632	—
Changes in assets and liabilities:
Accounts receivable	370	(19,907)
Expenditures billable to clients	3,395	(6,871)
Prepaid expenses and other assets	(4,114)	5,014
Other assets	(4,568)	—
Accounts payable	(15,298)	4,288
Accrued media payments	20,136	19,297
Client advances	3,135	1,906
Other accrued liabilities	(3,177)	7,016
Other liabilities	(1,736)	(600)
Net cash used in operating activities	(24,630)	(3,528)
Cash flows from investing activities:
Minority investment	(2,750)	—
Capital expenditures	(3,777)	(448)
Acquisitions, net of cash acquired	(4,589)	(47,602)
Net cash used in investing activities	(11,116)	(48,050)
Cash flows from financing activities:
Payment of contingent considerations	(14,376)	—
Taxes paid related to net share settlement of equity awards	(9,726)	—
Proceeds from the exercise of warrants	—	2,279
Proceeds from issuances of stock under employee stock plans, net	1,199	7,127
Net cash (used in) provided by financing activities	(22,903)	9,406
Net decrease in cash and cash equivalents and restricted cash	(58,649)	(42,172)
Cash and cash equivalents and restricted cash, beginning of period	255,577	115,672
Cash and cash equivalents and restricted cash, end of period	$196,928	$73,500
Supplemental Disclosure of Cash Flow Information
Non-cash activities:
Shares issued for acquisition of businesses and earn-out consideration	8,369	—
Lease liabilities arising from right-of-use assets	4,501	—

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

On August 11, 2022, the Company acquired certain assets of Vision Semantics Limited (“VSL”), a U.K.-based company focused on AI-powered video analytics and surveillance software solutions. On June 10, 2022, the Company acquired VocaliD, Inc. (“VocaliD”), a U.S.-based company that pioneered the creation of personalized synthetic voices. On March 1, 2022, the Company acquired an influencer-based management company. On September 14, 2021, the Company acquired PandoLogic Ltd. (“PandoLogic”), a company incorporated under the laws of the state of Israel, and a leading provider of intelligent hiring solutions. PandoLogic’s software platform, PandoIQ, is an AI-enabled talent acquisition and recruitment platform. For further details on these acquisitions, refer to Note 3.

NOTE 2. PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Preparation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial statements and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. Such unaudited condensed consolidated financial statements and accompanying notes are based on the representations of the Company’s management, who is responsible for their integrity and objectivity. The information included in this Form 10-Q should be read in conjunction with the information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 17, 2022. Interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results the Company will have for the full year ending December 31, 2022.

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

Adjustment of Previously Issued Financial Statements

The Company evaluated the aggregate effects of an error related to the calculation of fair value of contingent consideration at the time of the acquisition of PandoLogic, which led to an understatement of goodwill, intangible assets and contingent consideration at the time of the acquisition, an overstatement of subsequent changes to the fair value of contingent consideration, and an understatement of subsequent intangible amortization expense to its previously issued financial statements in accordance with SEC Staff Accounting Bulletins No. 99 and

No. 108. Based upon quantitative and qualitative factors, the Company determined that the errors were not material to the previously issued financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2021 or for any quarterly periods included therein.

The December 31, 2021 consolidated balance sheet has been corrected to reflect the impact of this immaterial error and the applicable Notes to the Condensed Consolidated Financial Statements have been updated to reflect the revision for the year ended December 31, 2021. As previously disclosed, the Company restated its financial statements for the three months ended March 31, 2022. For further details on the prior period revisions and restatement, refer to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A for the three months ended March 31, 2022. In addition, the Company has corrected the impact of this immaterial error as of and for the three and nine months ended September 30, 2021 within the condensed and consolidated financial statements in this Form 10-Q.

Liquidity and Capital Resources

During the years ended December 31, 2021 and 2020, the Company generated cash flows from operations of $7,234 and $1,433, respectively, and incurred net losses of $64,672 and $47,876, respectively. During the nine months ended September 30, 2022, the Company used cash in operations of $24,630 and incurred a net loss of $30,268. As of September 30, 2022, the Company had an accumulated deficit of $375,982. Historically, the Company has satisfied its capital needs with the net proceeds from sales of equity securities, issuances of convertible debt, and the exercise of common stock options and warrants. During the nine months ended September 30, 2022, the Company received net proceeds of $1,199 from the issuance of common stock under the Company’s employee stock plans, and used $9,726 for taxes paid related to net share settlement of equity awards and $14,376 for payment of the 2021 earnout for PandoLogic.

Management believes that the Company’s existing balances of cash and cash equivalents, which totaled $196,071 as of September 30, 2022, will be sufficient to meet its anticipated cash requirements for the foreseeable future.

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

Significant Customers

One individual customer accounted for 10% or more of the Company’s revenue for the three months ended September 30, 2022 and two individual customers accounted for 10% or more of the Company’s revenue for the three months ended September 30, 2021. One individual customer accounted for 10% or more of the Company’s revenue for the nine months ended September 30, 2022 and no individual customer accounted for 10% of the Company’s revenues for the nine months ended September 30, 2021. Two individual customers accounted for 10% or more of the Company’s accounts receivable as of September 30, 2022 and as of December 31, 2021.

Remaining Performance Obligations

As of September 30, 2022, the aggregate amount of the transaction prices under the Company’s contracts allocated to the Company’s remaining performance obligations was $7,034, approximately 56% of which the Company expects to recognize as revenue over the next twelve months, and the remainder thereafter. This aggregate amount excludes amounts allocated to remaining performance obligations under contracts that have an original duration of one year or less and variable consideration that is allocated to remaining performance obligations. Excluded based on this policy are balances related to PandoLogic representing gross purchase orders to be satisfied in less than one year. Revenues will be recognized net of costs to fulfill these orders.

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

NOTE 3. BUSINESS COMBINATIONS

VSL Acquisition

On August 11, 2022, the Company acquired certain assets of VSL, a U.K.-based company focused on AI-powered video analytics and surveillance software solutions, pursuant to an asset purchase agreement.

The total purchase consideration was $1,952 (the “VSL Acquisition Consideration”), which consisted of cash payments of $1,700 at closing and deferred cash payments to be made in 2023 totaling $300, which deferred payments were estimated to have a fair value of $252 as of the acquisition date. The Company incurred $272 in acquisition-related expenses and has recorded them in general and administrative expenses in the condensed consolidated statement of operations and comprehensive loss.

The following table summarizes the fair value of the VSL Acquisition Consideration (in thousands):

VSL Acquisition Consideration	Preliminary
Cash consideration at closing	$1,700
Deferred consideration	252
Total	$1,952

The preliminary allocation of the VSL Acquisition Consideration to tangible and intangible assets acquired and liabilities assumed is based on estimated fair values and is as follows (in thousands):j

Preliminary allocation of VSL Acquisition Consideration**	Preliminary
Accounts receivable, net	$57
Property, equipment and improvements, net	13
Intangible assets	1,500
Total assets acquired	1,570
Accrued expenses and other current liabilities	32
Total liabilities assumed	32
Identifiable net assets acquired	1,538
Goodwill	414
Total purchase consideration	$1,952

**The excess of the total consideration over the tangible assets, identifiable intangible assets, and assumed liabilities is recorded as goodwill. Goodwill is primarily attributable to the assembled workforce. All goodwill generated from the acquisition is tax deductible.

Identifiable Intangible Assets

The identifiable intangible assets acquired consisted of developed technology valued at $1,500 with estimated useful lives of 3 years. The Company amortizes the fair value of these intangible assets on a straight-line basis over their respective useful lives.

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

The total purchase consideration was $3,384 (the “VocaliD Acquisition Consideration”), which consisted of cash payments of $1,609 at closing and deferred cash payments to be made in 2023 totaling $2,000, which deferred payments were estimated to have a fair value of $1,785 as of the acquisition date, and a net working capital adjustment reducing the purchase price by $10. The Company incurred $200 in acquisition-related expenses and has recorded them in general and administrative expenses in the condensed consolidated statement of operations and comprehensive loss.

The following table summarizes the fair value of the VocaliD Acquisition Consideration (in thousands):

VocaliD Acquisition Consideration	Preliminary
Cash consideration at closing	$1,609
Deferred consideration	1,785
Net working capital adjustment	(10)
Total	$3,384

The preliminary allocation of the VocaliD Acquisition Consideration to tangible and intangible assets acquired and liabilities assumed is based on estimated fair values and is as follows (in thousands):

Preliminary allocation of VocaliD Acquisition Consideration**	Preliminary
Cash	$216
Intangible assets	2,700
Total assets acquired	2,916
Accounts payable	6
Accrued expenses and other current liabilities	33
Deferred tax liability	663
Total liabilities assumed	702
Identifiable net assets acquired	2,214
Goodwill	1,170
Total purchase consideration	$3,384

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

The total purchase consideration was $5,881 (the “March Acquisition Consideration”), which consisted of a cash payment of $1,500 at closing, $1,929 for the fair value of the Company’s 116,550 shares of common stock, and deferred cash payments to be made in 2023 and 2024 totaling $3,000, which deferred payments were estimated to have a fair value of $2,707 on the acquisition date. The total purchase price was decreased by $976 for the settlement of a preexisting receivable and increased by $684 to adjust for the cash on hand at the time of the transaction closing and a net working capital adjustment of $37. In addition, the sellers may receive up to $4,500 in contingent earnout consideration based on achieving certain milestones tied to the entity’s financial performance in fiscal 2022 and 2023, which amount will be paid in cash (the “March Acquisition Earnout”). The fair value of the March Acquisition Earnout was estimated to be $3,015 as of March 1, 2022, all of which was deemed to be compensation to the seller which will be recognized as compensation expense over the earnout period in the general and administrative expenses on the condensed consolidated statement of operations and comprehensive loss. The Company incurred $270 in acquisition-related expenses and has recorded them in general and administrative expenses in the condensed consolidated statement of operations and comprehensive loss.

The following table summarizes the fair value of the March Acquisition Consideration (in thousands):

March Acquisition Consideration	Preliminary
Cash consideration at closing	$1,500
Equity consideration at closing	1,929
Deferred consideration	2,707
Acquired cash	684
Settlement of pre-existing receivable	(976)
Net working capital adjustment	37
Total	$5,881

The preliminary allocation of the March Acquisition Consideration to tangible and intangible assets acquired and liabilities assumed is based on estimated fair values and is as follows (in thousands):

Preliminary allocation of March Acquisition Consideration**	Preliminary
Cash	$715
Accounts receivable	1,088
Prepaid and other current assets	120
Property and equipment	53
Intangible assets	2,700
Other assets	247
Total assets acquired	4,923
Accounts payable	18
Accrued expenses and other current liabilities	1,788
Operating lease liabilities, non-current	140
Total liabilities assumed	1,946
Identifiable net assets acquired	2,977
Goodwill	2,904
Total purchase consideration	$5,881

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

Identifiable Intangible Assets

The identifiable intangible assets acquired consisted of the influencer network, trade name and brand relationships with estimated useful lives of 3-10 years. The Company amortizes the fair value of these intangible assets on a straight-line basis over their respective useful lives.

The fair value of the intangible assets has been estimated using an income approach. Under the income approach, the after-tax cash flows associated with the asset are discounted to present value. The key assumptions include the Company’s estimates of the projected cash flows and discount rates.

The valuation of the intangible assets acquired along with their estimated useful lives, is as follows (in thousands):

	Estimated Fair Value	Estimated Useful Lives (in years)
Influencer network	$1,200	5
Trade name	200	10
Brand relationships	1,300	3
Total intangible assets	$2,700

PandoLogic Acquisition

On September 14, 2021, the Company acquired 100% of PandoLogic, a company incorporated under the laws of the state of Israel, pursuant to an Agreement and Plan of Merger dated as of July 21, 2021 (the “PandoLogic Merger Agreement”). PandoLogic is a leading provider of intelligent hiring solutions and utilizes its proprietary platform to accelerate the time and improve the efficiency in the process for employers hiring at scale for both mass market and difficult-to-source candidates. PandoLogic’s fully autonomous recruiting platform helps employers source talent faster and more efficiently with predictive algorithms, machine learning and AI.

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

Unaudited Pro Forma Results

The unaudited pro forma financial information in the table below summarizes the combined results of operations for Veritone and PandoLogic as if the companies were combined for the three and nine months ended September 30, 2021. The unaudited pro forma financial information for all periods presented included the business combination accounting effects resulting from this acquisition, including adjustments to reflect recognition of intangible asset amortization and accretion of contingent consideration. The unaudited pro forma financial information as presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of January 1, 2021.

The unaudited pro forma financial information was as follows (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2021	2021
Net revenue	$35,488	$92,980
Loss before provision for income taxes	(10,574)	(60,652)
Net loss	(9,886)	(57,165)

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

For the three and nine months ended September 30, 2022, interest expense related to the Convertible Notes and amortization of the issuance costs was $1.2 million and $3.5 million, respectively. The effective annual interest rate for the three and nine months ended September 30, 2022 was approximately 2.42%. As of September 30, 2022, the if-converted value of the Convertible Notes did not exceed the outstanding principal amount. As of September 30, 2022, the total estimated fair value of the Convertible Notes was $121.0 million, which was determined based on a market approach using actual bids and offers of the Convertible Notes in an over-the-counter market during the period. The Company considers these assumptions to be Level 2 inputs in accordance with the fair value hierarchy described in Note 6.

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

NOTE 5. NET LOSS PER SHARE

The following table presents the computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator
Net loss	$(4,886)	$(11,491)	$(30,268)	$(54,773)
Denominator
Weighted-average common shares outstanding	36,202,496	33,342,828	35,924,413	32,767,752
Less: Weighted-average shares subject to repurchase	—	(10,160)	—	(14,813)
Denominator for basic and diluted net loss per share attributable to common stockholders	36,202,496	33,332,668	35,924,413	32,752,939
Basic and diluted net loss per share	$(0.13)	$(0.34)	$(0.84)	$(1.67)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Common stock options and restricted stock units	10,635,480	9,533,421	10,484,633	9,917,997
Warrants to purchase common stock	496,612	520,112	496,612	559,361
Common stock issuable in connection with convertible senior notes	5,475,369	—	5,475,369	—
	16,607,461	10,053,533	16,456,614	10,477,358

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

Cash and Cash Equivalents

The Company’s money market funds are categorized as Level 1 within the fair value hierarchy. As of September 30, 2022, the Company’s cash and cash equivalents were as follows:

		Gross		Cash and
		Unrealized	Fair	Cash
	Cost	Losses	Value	Equivalents
Cash	$195,037	$—	$195,037	$195,037
Level 1:
Money market funds	1,034	—	1,034	1,034
Total	$196,071	$—	$196,071	$196,071

As of December 31, 2021, the Company’s cash and cash equivalents balances were as follows:

		Gross		Cash and
		Unrealized	Fair	Cash
	Cost	Losses	Value	Equivalents
Cash	$253,693	$—	$253,693	$253,693
Level 1:
Money market funds	1,029	—	1,029	1,029
Total	$254,722	$—	$254,722	$254,722

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

In September 2022, the Company and PandoLogic entered into an amendment to the PandoLogic Merger Agreement. This amendment provides that the 2022 PandoLogic Earnout will be no less than $10,825, irrespective of the actual financial performance of PandoLogic for the 2022 PandoLogic Earnout period. The 2022 PandoLogic Earnout will be paid in a combination of cash consideration and stock consideration, with the number of shares to be paid equal to that stock consideration portion of the earnout amount divided by a price per share of $20.53 in accordance with the terms of the PandoLogic Merger Agreement. The models were updated to capture the valuation impacts of the amendment.

The following table summarizes quantitative information with respect to the significant unobservable inputs that were used to value the contingent consideration as of September 30, 2022:

Contingent Consideration
Revenue volatility	15%
Weighted-average cost of capital	38%
Risk-free rate	4.1%

As of September 30, 2022, the Company’s contingent consideration liabilities current and non-current balances were as follows:

		Changes in	Amount Paid	Reclass from Non-current to	Fair
	Cost	Fair Value	To Date	Current	Value
Level 3:
Contingent consideration, current	$18,128	$(11,308)	$(20,816)	$21,143	7,147
Contingent consideration, non-current	21,384	305	—	(21,143)	546
Total	$39,512	$(11,003)	$(20,816)	$—	$7,693

As of December 31, 2021, the Company’s contingent consideration liabilities current and non-current balances were as follows:

		Changes in	Fair	Contingent
	Cost	Fair Value	Value	Consideration
Level 3:
Contingent consideration, current	$18,128	$1,925	$20,053	$20,053
Contingent consideration, non-current	21,384	10,149	31,533	31,533
Total	$39,512	$12,074	$51,586	$51,586

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

Investments

During the nine months ended September 30, 2022, the Company invested $2,750 in a strategic investment in a technology company that was determined to not have a readily determinable fair value. This investment is carried initially at cost of $2,750 on our condensed consolidated balance sheet within other assets. The Company will monitor this investment to determine whether an other-than-temporary decline in value indicates that impairment charges may be required. The Company will also re-measure its investment if there is an observable transaction in a similar class of security to our investment.

NOTE 7. GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

The carrying amount of goodwill was $46,465 as of September 30, 2022 and $42,028 as of December 31, 2021.

Goodwill
Balance at December 31, 2021	$42,028
March 2022 acquisition	2,904
VocaliD acquisition	1,170
VSL acquisition	414
Foreign currency translation/other	(51)
Balance at September 30, 2022	$46,465

Intangible Assets

The following table sets forth the Company’s finite-lived intangible assets resulting from business acquisitions and other purchases, which continue to be amortized:

		September 30, 2022			December 31, 2021
	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Software and technology	0.0	$3,582	$(3,582)	$—	$3,582	$(3,515)	$67
Licensed technology	0.0	500	(500)	—	500	(500)	—
Developed technology	2.4	33,800	(13,411)	20,389	29,600	(7,647)	21,953
Customer and supplier relationships	5.1	81,800	(18,766)	63,034	79,300	(9,449)	69,851
Noncompete agreements	0.0	800	(800)	—	800	(683)	117
Trade names	4.2	2,300	(528)	1,772	2,100	(216)	1,884
Total	4.1	$122,782	$(37,587)	$85,195	$115,882	$(22,010)	$93,872

The following table presents future amortization of the Company’s finite-lived intangible assets as of September 30, 2022:

2022 (3 months)	$5,499
2023	20,477
2024	17,957
2025	15,507
2026	10,574
Thereafter	15,181
Total	$85,195

NOTE 8. CONSOLIDATED FINANCIAL STATEMENTS DETAILS

Consolidated Balance Sheets Details

Cash and cash equivalents

As of September 30, 2022 and December 31, 2021, the Company had cash and cash equivalents of $196,071 and $254,722, respectively, including $59,476 and $66,401, respectively, of cash received from advertising customers for future payments to vendors.

Accounts Receivable, Net

Accounts receivable consisted of the following:

	As of
	September 30, 2022	December 31, 2021
Accounts receivable — Managed Services(1)	$46,666	$21,347
Accounts receivable — Software Products & Services(2)	31,191	59,568
Accounts receivable — Other	8,760	4,926
	86,617	85,841
Less: allowance for doubtful accounts	(666)	(778)
Accounts receivable, net	$85,951	$85,063

(1)
Accounts receivable – Managed Services reflects the amounts due from the Company’s advertising customers.
(2)
Accounts receivable – Software Products & Services reflects the amounts due from the Company’s PandoLogic customers.

Property, Equipment and Improvements, Net

Property, equipment and improvements, net consisted of the following:

	As of
	September 30, 2022	December 31, 2021
Property and equipment	$7,451	$4,262
Leasehold improvements	248	167
	7,699	4,429
Less: accumulated depreciation	(3,063)	(2,873)
Property, equipment and improvements, net	$4,636	$1,556

Depreciation expense was $320 and $764 for the three and nine months ended September 30, 2022, respectively. Depreciation expense was $95 and $349 for the three and nine months ended September 30, 2021, respectively. Of the $7,451 in property and equipment as of September 30, 2022, $1,918 consisted of work in progress not yet placed in service for internally capitalized software.

Accounts Payable

Accounts payable consisted of the following:

	As of
	September 30, 2022	December 31, 2021
Accounts payable — Managed Services(1)	$15,156	$23,613
Accounts payable — Other	16,281	23,098
Total	$31,437	$46,711

(1)
Accounts payable – Managed Services reflects the amounts due to media vendors for advertisements placed on behalf of the Company’s advertising clients.

Consolidated Statement of Operations and Comprehensive Loss Details

Revenue

Revenue for the periods presented were comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Commercial Enterprise	$36,184	$21,697	$103,174	$57,460
Government & Regulated Entities	1,012	958	2,664	2,696
Total revenue	$37,196	$22,655	$105,838	$60,156

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

Managed Services consists of revenues generated from content licensing customers and advertising agency customers and related services.

The table below illustrates the presentation of our revenues based on the above definitions:

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
		Government &			Government &
	Commercial	Regulated		Commercial	Regulated
	Enterprise	Industries	Total	Enterprise	Industries	Total
Total Software Products & Services(1)	$19,800	$1,012	$20,812	$54,694	$2,664	$57,358

Managed Services
Advertising	11,017	—	11,017	32,620	—	32,620
Licensing	5,367	—	5,367	15,860	—	15,860
Total Managed Services	16,384	—	16,384	48,480	—	48,480

Total Revenue	$36,184	$1,012	$37,196	$103,174	$2,664	$105,838

(1)
Software Products & Services consists of aiWARE revenues of $3,839 and $16,696 for the three and nine months ended September 30, 2022, respectively, as well as PandoLogic revenues of $16,973 and $40,662 for the three and nine months ended September 30, 2022, respectively.

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
		Government &			Government &
	Commercial	Regulated		Commercial	Regulated
	Enterprise	Industries	Total	Enterprise	Industries	Total
Total Software Products & Services(1)	$8,069	$958	$9,027	$16,596	$2,696	$19,292

Managed Services
Advertising	9,648	—	9,648	29,943	—	29,943
Licensing	3,980	—	3,980	10,921	—	10,921
Total Managed Services	13,628	—	13,628	40,864	—	40,864

Total Revenue	$21,697	$958	$22,655	$57,460	$2,696	$60,156

(1)
Software Products & Services consists of aiWARE revenues of $4,716 and $14,981 for the three and nine months ended September 30, 2021, respectively, as well as PandoLogic revenues of $4,311 for the three and nine months ended September 30, 2021.

Other Expense, Net

Other expense, net for the periods presented was comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest (expense) income, net	$(1,305)	$(3)	$(3,670)	$4
Other	56	(12)	4	(41)
Other expense, net	$(1,249)	$(15)	$(3,666)	$(37)

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

The Company’s effective tax rate for the three and nine months ended September 30, 2022 was (0.5)% and 4.5%, respectively. The Company’s effective tax rate for the three and nine months ended September 30, 2021 was (3.6)% and (0.9)%, respectively. The difference between the effective tax rate and the U.S. federal statutory rate of 21% is primarily due to a valuation allowance established on the majority of the Company’s federal and state net deferred tax assets. The change in our year-to-date effective tax rate is primarily driven by year-to-date losses generated by the Company’s foreign subsidiary and a change in valuation allowance resulting from the acquisition of VocaliD,

As of September 30, 2022, the Company continues to provide a valuation allowance against certain federal and state deferred tax assets. The Company continues to evaluate the realizability of deferred tax assets and the related valuation allowance. If the Company’s assessment of the deferred tax assets or the corresponding valuation allowance were to change, the Company would record the related adjustment to income during the period in which the determination is made.

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

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act (“IRA”) which, among other things, implements a 15% corporate alternative minimum tax based on the adjusted financial statement income for certain large corporations and a 1% excise tax on net share repurchases. The minimum tax and excise tax, if applicable, are effective for fiscal years beginning after December 31, 2022. The Company does not expect the IRA to have a material impact on its financial position, results of operations or cash flows. The Company will continue to monitor additional future guidance from the IRS.

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

Lease Costs

As of September 30, 2022, on its condensed consolidated balance sheet the Company has right-of-use assets of $2,013 recorded within other assets, the current portion of operating lease liabilities of $2,096 recorded within other accrued liabilities, and the non-current portion of operating lease liabilities of $1,955 recorded within other non-current liabilities.

The Company made cash payments for its operating leases of $688 and $2,009 for the three and nine months ended September 30, 2022, respectively, all of which were included in cash flows from operating activities within the condensed consolidated statements of cash flows. The Company’s operating leases have a weighted average remaining lease term of 2.2 years and weighted average discount rate of 7.8%.

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

The total rent expense for all operating leases was $620 and $1,882 for the three and nine months ended September 30, 2022, respectively, with short-term leases making up an immaterial portion of such expenses. The total rent expense for all operating leases, excluding the charges related to the Sublease discussed above, was $428 and $4,672 for the three and nine months ended September 30, 2021, respectively, with short-term leases making up an immaterial portion of such expenses. For its sublease, the Company recorded sublease income of $277 and $831 for the three and nine months ended September 30, 2022, respectively.

Lease Commitments

Future undiscounted lease payments for the Company’s operating lease liabilities, a reconciliation of these payments to its operating lease liabilities, and related sublease income at December 31, 2021 are as follows:

Years ended December 31,
2022 (three months)	$696
2023	2,263
2024	1,816
Total future minimum lease payments, including short-term leases	4,775
Less: future minimum lease payments for short-term leases	(326)
Less: imputed interest	(398)
Present value of future minimum lease payments, excluding short-term leases	$4,051
Less: current portion of operating lease liabilities	(2,096)
Non-current portion of operating lease liabilities	1,955

Years ended December 31,	Sublease Income
2022 (three months)	$293
2023	1,297
2024	1,034
Total sublease income	$2,624

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

Purchase Consideration

In connection with its March 2022 acquisition, the Company committed to make purchase consideration payments of $1,500 within ten days of the first anniversary of the closing date of the acquisition and an additional $1,500 within ten days of the second anniversary of the closing date of the acquisition. In connection with its VocaliD acquisition, the Company committed to make purchase consideration payments of $1,000 on the first anniversary of the closing date of the acquisition and an additional $1,000 on the 18-month anniversary of the closing date of the acquisition. In connection with its VSL acquisition, the Company committed to make a purchase consideration payment of $300 on the 18-month anniversary of the closing date of the acquisition. Refer to Note 3 for further details.

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

NOTE 10. STOCKHOLDERS’ EQUITY

Common Stock Issuances

During the nine months ended September 30, 2022 and 2021, the Company issued an aggregate of 1,378,922 and 1,084,941 shares of its common stock, respectively, in connection with the exercise of stock options, issuance of stock awards and vesting of restricted stock units under its stock incentive plans and purchases under its Employee Stock Purchase Plan (the “ESPP”).

During the nine months ended September 30, 2022, the Company issued a total of 116,550 shares of its common stock in connection with its March 2022 acquisition. During the nine months ended September 30, 2022, the Company issued a total of 352,330 shares of its common stock in connection with the contingent consideration arrangement related to the acquisition of PandoLogic.

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

NOTE 11. STOCK PLANS

Stock-Based Compensation

During the nine months ended September 30, 2022, the Company granted options to purchase an aggregate of 291,850 shares of its common stock that are subject to time-based vesting conditions.

The Company valued these stock options using the Black-Scholes Merton option pricing model. The following assumptions were used to compute the grant date fair values of the stock options granted during the nine months ended September 30, 2022:

Expected term (in years)	5.5 - 6.1
Expected volatility	82% - 92%
Risk-free interest rate	1.7% - 3.5%
Expected dividend yield	—

The assumptions used in calculating the fair values of purchase rights granted under the ESPP during the three months ended September 30, 2022 are set forth in the table below:

Expected term (in years)	0.5 - 2.0
Expected volatility	67% - 119%
Risk-free interest rate	0.1% - 3.0%
Expected dividend yield	—

The Company’s stock-based compensation expense by type of award and by operating expense grouping are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock-based compensation expense by type of award:
Restricted stock units	$3,509	$4,264	$9,999	$14,014
Stock awards	—	—		19
Performance-based stock options	—	—		16,314
Stock options	1,226	791	4,001	2,426
Employee stock purchase plan	367	86	540	337
Common stock issued for services	—	131	39	381
Total	$5,102	$5,272	$14,579	$33,491

Stock-based compensation expense by operating expense grouping:
Cost of revenue	$46	$—	$90	$—
Sales and marketing	538	226	1,728	1,358
Research and development	1,532	431	3,783	2,016
General and administrative	2,986	4,615	8,978	30,117
	$5,102	$5,272	$14,579	$33,491

Equity Award Activity Under Stock Plans

Restricted Stock Units

The Company’s restricted stock unit activity for the nine months ended September 30, 2022 was as follows:

		Weighted
		Average Grant
	Shares	Date Fair Value
Unvested at December 31, 2021	886,461	$32.56
Granted	766,935	$13.18
Forfeited	(40,500)	$24.88
Vested	(511,719)	$37.38
Unvested at September 30, 2022	1,101,177	$15.60

As of September 30, 2022, total unrecognized compensation cost related to restricted stock units was $12,339, which is expected to be recognized over a weighted average period of 1.88 years.

Performance-Based Stock Options

The activity during the nine months ended September 30, 2022 related to stock options that are subject to performance-based vesting conditions tied to the achievement of stock price goals by the Company was as follows:

		Weighted-Average
			Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at December 31, 2021	3,834,441	$11.05
Exercised	(40,916)	$5.61
Expired	(14,243)	$5.30
Outstanding at September 30, 2022	3,779,282	$11.13	5.8	$2
Exercisable at September 30, 2022	3,779,282	$11.13	5.8	$2

The aggregate intrinsic value of the options exercised during the nine months ended September 30, 2022 and 2021 was $275 and $7,665, respectively. No performance-based stock options were granted during the nine months ended September 30, 2022 and 2021 and no performance-based stock options vested during the nine months ended September 30, 2022. During the nine months ended September 30, 2021, the Company achieved all of the stock price milestones applicable to substantially all of the performance-based stock options and, as a result, such performance-based stock options vested and all associated unrecognized compensation was accelerated and recognized in full as a one-time expense of $16,268.

Stock Options

The activity during the nine months ended September 30, 2022 related to all other stock options was as follows:

		Weighted-Average
			Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at December 31, 2021	5,508,608	$15.10
Granted	630,467	$11.50
Exercised	(49,343)	$5.91
Forfeited	(190,212)	$19.44
Expired	(41,776)	$15.45
Outstanding at September 30, 2022	5,857,744	$14.69	6.0	$1,464
Exercisable at September 30, 2022	4,504,070	$14.03	5.1	$1,049

The weighted average grant date fair value of stock options granted during the nine months ended September 30, 2022 and 2021 was $8.59 and $19.95 per share, respectively. The aggregate intrinsic value of the stock options exercised during the nine months ended September 30, 2022 and 2021 was $274 and $9,521, respectively. The total grant date fair value of stock options vested during the nine months ended September 30, 2022 and 2021 was $4,204 and $1,797, respectively. At September 30, 2022, total unrecognized compensation expense related to stock options was $14,423 and is expected to be recognized over a weighted average period of 2.9 years.

The aggregate intrinsic values in the tables above represent the difference between the fair market value of the Company’s common stock and the average option exercise price of in-the-money options, multiplied by the number of such stock options.

Employee Stock Purchase Plan

During the nine months ended September 30, 2022, a total of 130,538 shares of common stock were purchased under the Company’s ESPP. As of September 30, 2022, accrued employee contributions for future purchases under the ESPP totaled $250.
NOTE 12. RELATED PARTY TRANSACTIONS

There were no related party transactions during the three and nine months ended September 30, 2022 and 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read together with the condensed consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2021. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed under “Risk Factors,” set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, as supplemented by Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the three months ended March 31, 2022 and our other filings with the Securities and Exchange Commission (the “SEC”), including future SEC filings. See “Special Note Regarding Forward-Looking Statements” above at page 1.

Overview

We are a provider of AI solutions, powered by our proprietary AI operating system, aiWARE™, to deliver differentiated products and solutions to our Commercial Enterprise and Government & Regulated Industries customers.

During the three and nine months ended September 30, 2022, we generated revenue of $37.2 million and $105.8 million, respectively, as compared to $22.7 million and $60.2 million during the three and nine months ended September 30, 2021, respectively. Our Software Products & Services grew 197% during the nine months ended September 30, 2022 compared with the same period in 2021, while our Managed Services grew 19% during the nine months ended September 30, 2022 compared with the same period in 2021. During the three and nine months ended September 30, 2022 our largest customer represented 31% and 25%, respectively, of our consolidated revenue. During the three months ended September 30, 2021, that same customer was our largest customer and represented 17% of our consolidated revenue, while during the nine months ended September 30, 2021, a different customer was our largest customer and represented 8% of our consolidated revenue.

Significant Transactions

In August 2022, we acquired certain assets of VSL, a U.K.-based company focused on AI-powered video analytics and surveillance software solutions, pursuant to an asset purchase agreement. The total purchase consideration was $2.0 million, which consisted of cash payments of $1.7 million at closing and deferred cash payments to be made in 2023 totaling $0.3 million.

In September 2022, we and PandoLogic entered into an amendment (the “Amendment”) to the PandoLogic Merger Agreement. The Amendment provides that the 2022 PandoLogic Earnout will be no less than $10,825,000 (the “Minimum 2022 Earnout Amount”), irrespective of the actual financial performance of PandoLogic for the 2022 PandoLogic Earnout period. In exchange for the Minimum 2022 Earnout Amount, the Amendment further provides that certain restrictive operational covenants and obligations imposed on us during the 2022 PandoLogic Earnout period would terminate as of the date of the Amendment and provides for the early release of certain escrow funds to us and to the paying agent for further distribution to the certain PandoLogic shareholders and employees under the PandoLogic Merger Agreement. The Amendment also provides for releases as to certain matters related to the PandoLogic Merger Agreement and the Amendment.

Opportunities, Challenges and Risks

During the nine months ended September 30, 2022 and 2021, we derived our revenue primarily through our Commercial Enterprise customers, and secondarily through our Government & Regulated Industries customers.

We are a leader in AI-based Software Products & Services. Our proprietary AI operating system, aiWARE, uses machine learning algorithms, or AI models, together with a suite of powerful applications, to reveal valuable insights from vast amounts of structured and unstructured data. In addition to the year-over-year growth of 197% in our Software Products & Services during the nine months ended September 30, 2022 as compared to the prior year, we have also demonstrated our ability to grow our AI-based Managed Services, with our revenue from these Managed Services increasing 19% during the nine months ended September 30, 2022 as compared to the prior year. Historically, we have derived a large portion of our Software Product & Services revenue from applications we internally developed from our aiWARE platform and actively sold across various customers. Beginning in the second half of 2021, we realigned our organization to also focus on enterprise sales and opportunities across existing and newer markets. In September 2021, we acquired PandoLogic, an intelligent hiring platform. Based in Israel, PandoLogic serves high-volume hiring and enterprise level customers today, including the second largest employer in the U.S., Amazon. While management believes there is a substantial opportunity to increase revenue longer term, there is no certainty that any future investments, which could be significant and include future potential acquisitions, will result in significant enterprise revenue realization or revenue growth when compared with historical revenue. We also continue to see significant opportunities for growth in cross-selling PandoLogic and aiWARE to existing and newly acquired customers, and where our AI solutions could add tremendous value in content creation and distribution, including in the news, television and film industries.

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

During the second half of 2020, we launched our Veritone energy solutions as part of our GRI solutions to help utilities increase profitability and improve grid reliability as they make the transition to renewables. Today, our energy solutions are in production at a major utility and being deployed across global manufactures. We believe that our patented technology is uniquely suited to solving some of the most difficult challenges facing utilities today, and we see significant near and long-term opportunities to grow our revenue within this market. Conversely, our aiWARE platform is in the early stages of deployment in the energy market, and given the current macroeconomic environment, coupled with the fact that we need to continue making significant investments in product, sales and engineering to further develop our current and future solutions, we may opt to slow down our investment in Veritone energy and/or divest our energy platform altogether.

Growing our existing and new Software Products & Services customer base is critical for our success. During the nine months ended September 30, 2022, ending Software Products and Services customers grew to 618, a 43% increase year over on a pro forma basis (pro forma basis meaning the inclusion of PandoLogic as if owned by us since January 1, 2021). While our overall customer growth has been significant, we did experience a slowdown in our Average Annual Revenue (AAR) per customer (as defined and discussed below under “—Non-GAAP Financial Measures”), which was almost entirely driven by a reduction in hiring consumption from our largest customer, Amazon. Given Amazon’s high concentration of revenue on our consolidated results, our revenue results may fluctuate significantly year over year based upon their hiring patterns. To reduce this risk, we have been aggressively investing in existing and growing new customers since we acquired PandoLogic in September 2021. On a pro forma basis, we also grew PandoLogic’s customer base as of September 30, 2022 over 65% year over year and PandoLogic’s non-volume hiring revenue for the nine months ended September 30, 2022, which excludes Amazon, grew over 100% year over year.

Beginning in March 2022, and as a result of the recent pullback in the macroeconomic environment caused by rising interest rates, we have experienced and are continuing to experience a reduction in hiring consumption from our largest customer, Amazon, and to a lesser extent from advertisers reducing spending across our managed services when compared to same periods in the prior year. To reduce this risk, we have been aggressively investing in existing customers and acquiring new customers. In order to continue to grow our Software Product & Services, diversify our customer base and drive increased sales within our existing customer base, we intend to continue to increase our sales and marketing spending in the near term as compared to the trailing twelve to eighteen months.

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

For the three and nine months ended September 30, 2022, our non-GAAP gross margin (calculated as described in “Non-GAAP Financial Measures” below) improved to approximately 80% compared with approximately 74% for the three and nine months ended September 30, 2021, driven by growth of new customers across our Software Products & Services and the addition of PandoLogic in late 2021, which generated incremental non-GAAP gross margins in excess of 80% during the three and nine months ended September 30, 2022. Our non-GAAP gross margin is impacted significantly by the mix of our Software Products & Services and our Managed Services revenue in any given period because our Managed Services revenue typically has a lower overall non-GAAP gross margin than our Software Products & Services revenue. With the acquisition of PandoLogic in September 2021, we expect our consolidated non-GAAP gross margin and related non-GAAP gross profit to improve in each subsequent quarter in 2022 as the mix of PandoLogic revenue becomes seasonally larger throughout 2022. Our non-GAAP gross profit (see “Non-GAAP Financial Measures” below) is also dependent upon our ability to grow our revenue by expanding our customer base and increasing business with existing customers, and to manage our costs by negotiating favorable economic terms with cloud computing providers such as AWS and Microsoft Azure. While we are focused on continuing to improve our non-GAAP gross profit, our ability to attract and retain customers to grow our revenue will be highly dependent on our ability to implement and continually improve upon our technology and services and improve our technology infrastructure and operations as we experience increased network capacity constraints due to our growth.

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

During the three and nine months ended September 30, 2022, we reported a non-GAAP net loss of $5.7 million and $18.1 million, respectively, as compared to $2.3 million and $10.1 million, respectively, during the three and nine months ended September 30, 2021. We do expect seasonality in our revenue and operating performance, with increased profitability during the quarter ended December 31, driven partly from PandoLogic services and Managed Services. Moreover, and to continue to grow our revenue, we will continue to make targeted investments in people, namely software engineers and sales personnel. Through September 30, 2022, our headcount grew approximately 24% since the beginning of 2022. In addition, during the first nine months of 2022 we made substantial investments in our existing employee base, including higher annual raises and increased benefits, in order to compete in a challenging and constrained labor environment. Lastly, we made investments in our corporate infrastructure, including new ERP and workforce systems to help us better manage the scale and growth of our business.

In the nine months ended September 30, 2022 and 2021, substantially all of our revenue was derived from customers located in the United States. We believe that there is a substantial opportunity over time for us to significantly expand our service offerings and customer base in countries outside of the United States. In the long term, we plan to expand our business further internationally in places such as Europe, Asia Pacific and Latin America, and as a result, we expect to continue to incur significant incremental upfront expenses associated with these expansion opportunities.

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

In addition to continued market disruptions caused by the COVID-19 pandemic, global economic and business activities continue to face widespread macroeconomic uncertainties, including labor shortages, inflation and monetary supply shifts, recession risks and potential disruptions from the Russia-Ukraine conflict. We continue to actively monitor the impact of these macroeconomic factors on our financial condition, liquidity, operations, suppliers, industry and workforce, and have instituted certain cost saving measures for the third and fourth quarters as a result of these factors. The extent of the impact of these factors on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, and the impact on our customers, partners and employees, all of which are uncertain and cannot be predicted; however, any continued or renewed disruption resulting from these factors could negatively impact our business. Due to the nature of our business, the effect of these macroeconomic conditions may not be fully reflected in our results of operations until future periods. We have assessed the potential credit deterioration of our customers due to changes in the macroeconomic environment and have determined that no additional allowance for doubtful accounts was necessary due to credit deterioration as of September 30, 2022. The most significant risks to our business and results of operations arising from the COVID-19 pandemic are discussed in Part I, Item 1A (Risk Factors) of our Annual Report on Form 10-K for the year ended December 31, 2021.

Non-GAAP Financial Measures

In evaluating our cash flows and financial performance, we use certain non-GAAP financial measures, including “Pro Forma Revenue,” “Average Annual Revenue (AAR),” “non-GAAP gross profit,” “non-GAAP gross margin,” “Non-GAAP net loss (pro forma),” “non-GAAP net income (loss),” and “non-GAAP net income (loss) per share.” Pro Forma Revenue includes historical Software Products & Services revenue from the past six fiscal quarters of each of Veritone, Inc. and PandoLogic Ltd. (unaudited) and presents such revenue on a combined pro forma basis treating PandoLogic Ltd. as owned by Veritone, Inc. since January 1, 2021. Average Annual Revenue (AAR) is calculated as the aggregate of trailing twelve-month Software Products & Services Pro Forma Revenue divided by the average number of customers over the same period for both Veritone, Inc. and PandoLogic Ltd. Non-GAAP gross profit is the Company’s revenue less its cost of revenue. Non-GAAP gross margin is defined as Non-GAAP gross profit divided by revenue. Non-GAAP net loss (pro forma) is the Company’s net loss excluding the items set forth below presented on a combined pro forma basis treating PandoLogic Ltd. as owned by Veritone, Inc. since January 1, 2021. Non-GAAP net income (loss) and non-GAAP net income (loss) per share is the Company’s net income (loss) and net income (loss) per share, adjusted to exclude interest expense, provision for income taxes, depreciation expense, amortization expense, stock-based compensation expense, changes in fair value of warrant liability, changes in fair value of contingent consideration, a reserve for state sales taxes, charges related to a facility sublease, gain on sale of asset, warrant expense, acquisition and due diligence costs, and severance and executive search costs. The results for non-GAAP net income (loss), are presented below for the three and nine months ended September 30, 2022 and 2021. The items excluded from these non-GAAP financial measures, as well as a breakdown of GAAP net loss, non-GAAP net income (loss) and these excluded items between our Core Operations and Corporate, are detailed in the reconciliation below.

In addition, we have provided supplemental non-GAAP measures of gross profit, operating expenses, loss from operations, other (expense) income, net, and loss before income taxes, excluding the items excluded from non-GAAP net loss as noted above, and reconciling such non-GAAP measures to the most directly comparable GAAP measures.

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

Reconciliation of GAAP net loss to Non-GAAP net loss

(in thousands)
	Three Months Ended September 30,
	2022			2021
	Core Operations(1)	Corporate(2)	Total	Core Operations(1)	Corporate(2)	Total
Net loss	$(7,921)	$3,035	$(4,886)	$(427)	$(11,064)	$(11,491)
(Benefit from) provision for income taxes	20	6	26	390	6	396
Depreciation and amortization	5,650	174	5,824	1,698	81	1,779
Stock-based compensation expense	2,944	2,158	5,102	878	4,393	5,271
Change in fair value of contingent consideration	—	(14,291)	(14,291)	—	303	303
Interest expense, net	—	1,305	1,305	—	—	—
Acquisition and due diligence costs	—	839	839	—	1,426	1,426
State sales tax reserve	—	—	—	—	22	22
Severance and executive search	337	28	365	—	—	—
Non-GAAP Net Income (Loss)	$1,030	$(6,746)	$(5,716)	$2,539	$(4,833)	$(2,294)

(in thousands)
	Nine Months Ended September 30,
	2022			2021
	Core Operations(1)	Corporate(2)	Total	Core Operations(1)	Corporate(2)	Total
Net loss(3)	$(22,172)	$(8,096)	$(30,268)	$(3,933)	$(50,840)	$(54,773)
(Benefit from) provision for income taxes(3)	(826)	(616)	(1,442)	390	82	472
Depreciation and amortization(3)	16,054	440	16,494	3,865	324	4,189
Stock-based compensation expense	7,612	6,967	14,579	4,589	28,902	33,491
Change in fair value of contingent consideration(3)	—	(23,076)	(23,076)	—	303	303
State sales tax reserve	—	—	—	—	306	306
Interest expense, net	—	3,670	3,670	—	—	—
Acquisition and due diligence costs	—	1,608	1,608	—	2,161	2,161
Charges related to sublease	—	—	—	—	3,367	3,367
Severance and executive search	337	28	365	—	349	349
Non-GAAP Net Income (Loss)	$1,005	$(19,075)	$(18,070)	$4,911	$(15,046)	$(10,135)

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

The following tables set forth the calculation of our non-GAAP gross profit and non-GAAP gross margin, followed by a reconciliation of non-GAAP to GAAP financial information presented in our condensed consolidated financial statements for three and nine months ended September 30, 2022 and 2021.

(dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$37,196	$22,655	$105,838	$60,156
Cost of revenue	7,097	5,808	20,725	15,862
Non-GAAP gross profit	30,099	16,847	85,113	44,294
Non-GAAP gross margin	80.9%	74.4%	80.4%	73.6%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$37,196	$22,655	$105,838	$60,156
Cost of revenue	7,097	5,808	20,725	15,862
Non-GAAP gross profit	30,099	16,847	85,113	44,294

GAAP cost of revenue	7,097	5,808	20,725	15,862
Stock-based compensation expense	(46)	—	(90)	—
Non-GAAP cost of revenue	7,051	5,808	20,635	15,862

GAAP sales and marketing expenses	13,920	5,906	37,565	17,586
Stock-based compensation expense	(538)	(226)	(1,728)	(1,358)
Severance and executive search	(86)	—	(86)	(236)
Non-GAAP sales and marketing expenses	13,296	5,680	35,751	15,992

GAAP research and development expenses	11,784	5,254	32,735	14,860
Stock-based compensation expense	(1,532)	(431)	(3,783)	(2,016)
Severance and executive search	(198)	—	(198)	(14)
Non-GAAP research and development expenses	10,054	4,823	28,754	12,830

GAAP general and administrative expenses	2,502	15,084	27,127	62,272
Depreciation	(320)	(95)	(764)	(349)
Stock-based compensation expense	(2,986)	(4,615)	(8,978)	(30,117)
Change in fair value of contingent consideration	14,291	(303)	23,076	(303)
Charges related to sublease	—	—	—	(3,367)
State sales tax reserve	—	(22)	—	(306)
Acquisition and due diligence costs	(839)	(1,426)	(1,608)	(2,161)
Severance and executive search	(81)	—	(81)	(99)
Non-GAAP general and administrative expenses	12,567	8,623	38,772	25,570

GAAP amortization	(5,504)	(1,683)	(15,730)	(3,840)

GAAP loss from operations	(3,611)	(11,080)	(28,044)	(54,264)
Total non-GAAP adjustments (1)	(2,161)	8,801	9,970	44,166
Non-GAAP loss from operations	(5,772)	(2,279)	(18,074)	(10,098)

GAAP other expense, net	(1,249)	(15)	(3,666)	(37)
Interest expense, net	1,305	—	3,670	—
Non-GAAP other expense, net	56	(15)	4	(37)

GAAP loss before income taxes	(4,860)	(11,095)	(31,710)	(54,301)
Total non-GAAP adjustments (1)	(856)	8,801	13,640	44,166
Non-GAAP loss before income taxes	(5,716)	(2,294)	(18,070)	(10,135)

Income tax (benefit) provision	26	396	(1,442)	472

GAAP net loss	(4,886)	(11,491)	(30,268)	(54,773)
Total non-GAAP adjustments (1)	(830)	9,197	12,198	44,638
Non-GAAP net loss	$(5,716)	$(2,294)	$(18,070)	$(10,135)

Shares used in computing non-GAAP basic and diluted net loss per share	36,202	33,333	35,924	32,753
Non-GAAP basic and diluted net loss per share	$(0.16)	$(0.07)	$(0.50)	$(0.31)

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

The supplemental financial information for our Software Products & Services includes: (i) Software Revenue – Pro Forma, (ii) Ending Software Customers, (iii) Average Annual Revenue (AAR), (iv) Total New Bookings, and (iv) Gross Revenue Retention, in each case as defined in the footnotes to the table below. The supplemental financial information for our Managed Services includes: (i) average gross billings per active agency client, and (ii) revenue.

Software Products & Services Supplemental Financial Information

The following table sets forth the results for each of our Software Products & Services supplemental financial information.

	Quarter Ended
	Mar 31,	Jun 30,	Sept 30,	Dec 31,	Mar 31,	Jun 30,	Sept 30,
	2021	2021	2021	2021	2022	2022	2022
Software Revenue - Pro Forma (in 000's) (1)	$10,183	$20,072	$21,860	$40,223	$18,167	$18,379	$20,812
Ending Software Customers (2)	385	419	433	529	559	594	618
Average Annual Revenue (AAR) (in 000's) (3)	$199	$203	$208	$209	$207	$187	$170
Total New Bookings (in 000's) (4)	$2,442	$4,896	$3,356	$8,317	$9,574	$14,658	$16,548
Gross Revenue Retention (5)	>90%	>90%	>90%	>90%	>90%	>90%	>90%

(1) “Software Revenue - Pro Forma” includes historical Software Products & Services revenue from the past seven (7) fiscal quarters of each of Veritone, Inc. and PandoLogic (unaudited) and presents such revenue on a combined pro forma basis treating PandoLogic as owned by Veritone, Inc. since January 1, 2020.

(2) “Ending Software Customers” includes Software Products & Services customers as of the end of each respective quarter set forth above with trailing twelve-month revenues in excess of $2,400 for both Veritone, Inc. and PandoLogic and/or deemed by us to be under an active contract for the applicable periods.

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

(5) “Gross Revenue Retention”: We calculate our dollar-based gross retention rate as of the period end by starting with the revenue from Ending Software Customers for Software Products & Services as of the 3 months in the prior year quarter to such period, or Prior Year Quarter Revenue. We then deduct from the Prior Year Quarter Revenue any revenue from Ending Software Customers who are no longer customers as of the current period end, or Current Period Ending Customer Revenue. We then divide the total Current Period Ending Customer Revenue by the total Prior Year Quarter Revenue to arrive at our dollar-based gross retention rate, which is the percentage of revenue from all Ending Software Customers from our Software Products & Services as of the year prior that is not lost to customer churn.

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

The following table sets forth the reconciliation of pro forma revenue to revenue and the calculation of AAR.

	Quarter Ended
	Mar 31,	Jun 30,	Sept 30,	Dec 31,	Mar 31,	Jun 30,	Sept 30,
	2021	2021	2021	2021	2022	2022	2022
Software Products & Services Revenue	$4,685	$5,580	$9,027	$40,223	$18,167	$18,379	$20,812
PandoLogic Revenue (1)	5,498	14,492	12,833	—	—	—	—
Software Revenue - Pro Forma	$10,183	$20,072	$21,860	$40,223	$18,167	$18,379	$20,812
Managed Services Revenue	13,610	13,626	13,628	14,926	16,240	15,856	16,384
Total Pro Forma Revenue	$23,793	$33,698	$35,488	$55,149	$34,407	$34,235	$37,196

	Trailing Twelve Months Ended
	Mar 31,	Jun 30,	Sept 30,	Dec 31,	Mar 31,	Jun 30,	Sept 30,
	2021	2021	2021	2021	2022	2022	2022
Software Products & Services Revenue	$15,439	$18,017	$23,693	$59,515	$72,997	$85,796	$97,581
PandoLogic Revenue (1)	50,283	57,262	59,292	32,824	27,325	12,833	—
Software Revenue - Pro Forma	$65,722	$75,279	$82,985	$92,339	$100,322	$98,629	$97,581
Managed Services Revenue	43,845	52,019	53,279	55,789	58,419	60,546	63,406
Total Pro Forma Revenue	$109,567	$127,298	$136,264	$148,128	$158,741	$159,175	$160,987

Average Number of Customers - Pro Forma	330	372	399	442	485	529	575
Average Annual Revenue (AAR)	$199	$203	$208	$209	$207	$187	$170

Managed Services Supplemental Financial Information

The following table sets forth the results for each of the key performance indicators for Managed Services.

	Quarter Ended
	Mar 31,	Jun 30,	Sept 30,	Dec 31,	Mar 31,	Jun 30,	Sept 30,
	2021	2021	2021	2021	2022	2022	2022
Avg billings per active Managed Services client (in 000's) (6)	$582	$622	$615	$625	$684	$736	$747
Revenue during quarter (in 000's) (7)	$10,327	$9,968	$9,647	$10,857	$10,735	$9,625	$10,035

(6) Avg billings per active Managed Services customer for each quarter reflects the average quarterly billings per active Managed Services customer over the twelve-month period through the end of such quarter for Managed Services customers that are active during such quarter.

(7) Managed Services revenue and metrics exclude content licensing and media services.

Overall, third quarter of 2022 advertising revenue increased slightly year over year. We have experienced and may continue to experience volatility in revenue from our Managed Services due to a number of factors, including: (i) the timing of new large customer agreements; (ii) loss of customers who choose to replace our services with new providers or by bringing their advertising placement in-house; (iii) customers who experience reductions in their advertising budgets due to issues with their own businesses; and (iv) the seasonality of the campaigns for certain large customers. We have historically generated a significant portion of our revenue from a few major customers. As we continue to grow and diversify our customer base, we expect that our dependency on a limited number of large customers will be minimized.

Results of Operations

The following tables set forth our results of operations for the three and nine months ended September 30, 2022 and 2021, in dollars and as a percentage of our revenue for those periods. The period-to-period comparisons of our historical results are not necessarily indicative of the results that may be expected in the future.

(dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$37,196	$22,655	$105,838	$60,156
Operating expenses:
Cost of revenue	7,097	5,808	20,725	15,862
Sales and marketing	13,920	5,906	37,565	17,586
Research and development	11,784	5,254	32,735	14,860
General and administrative	2,502	15,084	27,127	62,272
Amortization	5,504	1,683	15,730	3,840
Total operating expenses	40,807	33,735	133,882	114,420
Loss from operations	(3,611)	(11,080)	(28,044)	(54,264)
Other expense, net	(1,249)	(15)	(3,666)	(37)
Loss before provision for income taxes	(4,860)	(11,095)	(31,710)	(54,301)
(Benefit) provision for income taxes	26	396	(1,442)	472
Net loss	$(4,886)	$(11,491)	$(30,268)	$(54,773)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenue	19.1	25.6	19.6	26.4
Sales and marketing	37.4	26.1	35.5	29.2
Research and development	31.7	23.2	30.9	24.7
General and administrative	6.7	66.6	25.6	103.5
Amortization	14.8	7.5	14.9	6.4
Total operating expenses	109.6	148.9	126.5	190.1
Loss from operations	(9.6)	(48.9)	(26.5)	(90.1)
Other expense, net	(3.4)	(0.1)	(3.5)	(0.1)
Loss before provision for income taxes	(13.0)	(49.0)	(30.0)	(90.2)
(Benefit) provision for income taxes	0.1	1.7	(1.4)	0.8
Net loss	(13.0)	(50.7)	(28.6)	(91.0)

Three and Nine Months Ended September 30, 2022 Compared with Three and Nine Months Ended September 30, 2021

Revenue

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	Commercial	Government &		Commercial	Government &
	Enterprise	Regulated	Total	Enterprise	Regulated	Total
Software Products & Services (1)	$19,800	$1,012	$20,812	$54,694	$2,664	$57,358
Managed Services	16,384	—	16,384	48,480	—	48,480
Revenue	$36,184	$1,012	$37,196	$103,174	$2,664	$105,838

(1) Software Products & Services consists of aiWARE revenues of $3.8 million and $16.7 million for the three and nine months ended September 30, 2022, respectively, as well PandoLogic revenues of $17.0 million and $40.7 million for the three and nine months ended September 30, 2022.

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
	Commercial	Government &		Commercial	Government &
	Enterprise	Regulated	Total	Enterprise	Regulated	Total
Software Products & Services (1)	$8,069	$958	$9,027	$16,596	$2,696	$19,292
Managed Services	13,628	—	13,628	40,864	—	40,864
Revenue	$21,697	$958	$22,655	$57,460	$2,696	$60,156

(1) Software Products & Services consists of aiWARE revenues of $4.7 million and $15.0 million for the three and nine months ended September 30, 2021, respectively, as well PandoLogic revenues of $4.3 million for the three and nine months ended September 30, 2021.

Commercial Enterprise (“CE”)

CE Software Products & Services revenue increased in the three and nine months ended September 30, 2022 compared to the corresponding prior year periods due primarily due to our acquisition of PandoLogic in September 2021, coupled with expanded services we provided to existing media and entertainment customers. CE Managed Services increased in the three and nine months ended September 30, 2022 compared to the corresponding prior year period due to growth of our licensing platform, in new advertising customers and in expanded services for existing advertising customers and in live events coverage as conditions return to pre-COVID levels.

Government & Regulated Industries (“GRI”)

GRI Software Products & Services revenue increased $0.1 million or 6% in the three months ended September 30, 2022 compared to the corresponding prior year period while remaining relatively flat in the nine months ended September 30, 2022 compared to the corresponding prior year period. GRI Software Products & Services revenue from customers in certain markets, particularly government and energy customers, is often project-based and is impacted by the timing of projects. As such, we expect that our revenue from these markets could fluctuate significantly from period to period.

With respect to our energy solutions, demand has accelerated since we officially launched our iDERMs product suite and presented our performance metrics against The California Independent System Operator and the results of our deployment at Tampa Electric Company. We are now actively engaged and generating revenues from multiple operators, each with significant potential for expansion.

Operating Expenses

(dollars in thousands)	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Cost of revenue	$7,097	$5,808	$1,289	22.2%	$20,725	$15,862	$4,863	30.7%
Sales and marketing	13,920	5,906	8,014	135.7%	37,565	17,586	19,979	113.6%
Research and development	11,784	5,254	6,530	124.3%	32,735	14,860	17,875	120.3%
General and administrative	2,502	15,084	(12,582)	(83.4)%	27,127	62,272	(35,145)	(56.4)%
Amortization	5,504	1,683	3,821	227.0%	15,730	3,840	11,890	309.6%
Total operating expenses	$40,807	$33,735	$7,072	21.0%	$133,882	$114,420	$19,462	17.0%

Cost of Revenue. The increase in cost of revenue in the three and nine months ended September 30, 2022 compared with the corresponding prior year periods was due primarily to our higher revenue level, as discussed above. Cost of revenue increased at a lower rate than the increase in revenues due to the introduction of new products with higher non-GAAP gross margin contribution in the second half of 2021, including the addition of PandoLogic.

Sales and Marketing. The increase in sales and marketing expenses in the three and nine months ended September 30, 2022 compared with the corresponding prior year periods was primarily due to our acquisition of PandoLogic in September 2021, coupled with a increases in personnel-related costs from the addition of new sales and marketing resources. As a percentage of revenue, sales and marketing expenses increased to 37% and 36% in the three and nine months ended September 30, 2022, respectively, from 26% and 29% in the corresponding prior year periods.

Research and Development. The increase in research and development expenses in the three and nine months ended September 30, 2022 compared with the corresponding prior year periods was primarily due to an increase of $4.5 million and $13.0 million, respectively, in personnel-related costs from the addition of new engineering resources and our September 2021 acquisition of PandoLogic in September 2021. As a percentage of revenue, research and development expenses increased to 32% and 31% in the three and nine months ended September 30, 2022, respectively, from 23% and 25% in the corresponding prior year periods.

General and Administrative. General and administrative expenses decreased by $12.6 million or 83% in the three months ended September 30, 2022 compared with the corresponding prior year periods principally due to a $14.6 million decrease in the estimated fair value of contingent consideration, coupled with a $1.6 million decrease in stock compensation, partially offset by increases in costs from our acquisition of PandoLogic in September 2021. General and administrative expenses decreased $35.2 million or 56% in the nine months ended September 30, 2022 compared with the corresponding prior year period principally due to a $23.4 million decrease in the estimated fair value of contingent consideration, a $21.1 million decrease in stock compensation expense attributable primarily to additional expense related to the vesting of performance-based stock options in 2021, coupled with $3.4 million one-time charge related to the sublease of our former Costa Mesa corporate office space in the first quarter of 2021, partially offset by increases in personnel-related costs and from our acquisition of PandoLogic in September 2021. As a percentage of revenue, general and administrative expenses decreased to 7% and 26% in the three and nine months ended September 30, 2022, respectively, from 67% and 104% in the corresponding prior year periods.

Amortization Expense. Amortization expense increased in the three and nine months ended September 30, 2022 compared with the corresponding prior year periods due to the addition of amortization expense related to our PandoLogic acquisition and our 2022 acquisitions.

Other (Expense) Income, Net

Other expense, net for the three and nine months ended September 30, 2022 was comprised primarily of interest expense of $1.2 million and $3.7 million, respectively, and increased compared with the corresponding prior year periods due primarily to the Convertible Notes we issued in November 2021.

Non-GAAP Gross Profit

As noted above, our non-GAAP gross profit is calculated as our revenue less our cost of revenue, as follows:

(dollars in thousands)	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Revenue	$37,196	$22,655	$14,541	64.2%	$105,838	$60,156	$45,682	75.9%
Cost of revenue	7,097	5,808	1,289	22.2%	20,725	15,862	4,863	30.7%
Non-GAAP gross profit	30,099	16,847	13,252	78.7%	85,113	44,294	40,819	92.2%
Non-GAAP gross margin	80.9%	74.4%			80.4%	73.6%

The increase in non-GAAP gross profit and non-GAAP gross margin in the three and nine months ended September 30, 2022 compared with the corresponding prior year periods was due primarily to growth in Software Products & Services revenue, including our acquisition of PandoLogic in September 2021, which collectively generated incremental non-GAAP gross margins in excess of 80% during the three and nine months ended September 30, 2022.

Liquidity and Capital Resources

We have historically financed our business through the sale of equity and debt securities. Our principal sources of liquidity are our cash and cash equivalents, which totaled $196.1 million as of September 30, 2022, compared with total cash and cash equivalents of $254.7 million as of December 31, 2021. The decrease in our cash and cash equivalents as of September 30, 2022 as compared with December 31, 2021 was primarily due to investments made during the nine months ended September 30, 2022, taxes paid related to net share settlement of equity awards, and the payment of the PandoLogic 2021 earnout. We used $24.6 million in the nine months ended September 30, 2022 in operating activities.

Cash Flows

A summary of cash flows from our operating, investing and financing activities is shown in the table below.

(in thousands)	Nine Months Ended September 30,
	2022	2021
Cash used in operating activities	$(24,630)	$(3,528)
Cash used in investing activities	(11,116)	(48,050)
Cash (used in) provided by financing activities	(22,903)	9,406
Net (decrease) increase in cash, cash equivalents and restricted cash	$(58,649)	$(42,172)

Operating Activities

Our operating activities used cash of $24.6 million in the nine months ended September 30, 2022, due primarily to our net loss of $30.3 million, adjusted by $7.5 million in non-cash expenses, including $16.5 million in depreciation and amortization and $14.7 million in stock-based compensation expense, offset in part by $23.1 million from a change in the fair value of contingent consideration, $2.1 million from a changes in deferred taxes and the net working capital decrease of $1.9 million. Our business strategy includes streamlining operational costs while investing in the development of our AI capabilities and enhancement of our Software Products & Services to grow our business and future revenue.

Our operating activities used cash of $3.5 million in the nine months ended nine months ended September 30, 2021, due primarily to our net loss of $54.8 million, adjusted by $41.1 million in non-cash expenses, including $33.5 million in stock-based compensation expense, offset in part by the net working capital increase of $10.1 million of cash received from Managed Services advertising clients for future payments to vendors.

Investing Activities

Our investing activities for the nine months ended September 30, 2022 used cash of $11.1 million primarily for $4.6 million to fund a portion of the consideration for our acquisitions, $3.8 million in capital expenditures and for an equity investment of $2.8 million in a strategic partner.

Our investing activities for the nine months ended September 30, 2021 used cash of $48.1 million primarily to fund a portion of the consideration for the acquisition of PandoLogic completed in the third quarter of 2021.

Financing Activities

Our financing activities for the nine months ended September 30, 2022 used cash of $22.9 million, consisting of $14.4 million to pay the 2021 earnout for PandoLogic and $9.7 million to pay taxes paid related to the net share settlement of equity awards, partially offset by $1.2 million in proceeds received from the exercise of stock options and purchases of shares under our ESPP.

Our financing activities provided cash of $9.4 million in the nine months ended September 30, 2021. Net cash provided by financing activities consisted of $7.1 million received from the exercise of stock options and purchases of shares under our ESPP and $2.3 million in proceeds received from the exercise of stock warrants.

Capital Resources

As of September 30, 2022, our only debt obligations were the Convertible Notes issued in the fourth quarter of fiscal year 2021. We have $5.3 million in purchase consideration commitments related to the VSL acquisition, the VocaliD acquisition, and the March 2022 acquisition that will be paid in 2023 and in 2024. We have no other present agreements or commitments with respect to any material acquisitions of businesses or technologies or any other material capital expenditures.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2022. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to enable timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms promulgated by the SEC. Our management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and there is no assurance that our disclosure controls and procedures will operate effectively under all circumstances. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2022, our disclosure controls and procedures were not effective at the reasonable assurance level due to the following material weakness in internal control over financial reporting.

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

Remediation of Material Weakness in Internal Control Over Financial Reporting

In order to remediate the material weakness, management has implemented financial reporting control changes to address the material weakness relating to the process for evaluating the qualifications of third-party specialists, defining the scope of work to be performed by such specialists and reviewing all estimates and other work product prepared by specialists. Management has taken steps to enhance its evaluation of the qualifications of third-party specialists, more accurately defining the scope of work to be performed by such specialists and improving the review process for all estimates and other work product prepared by specialists, including a detailed review of all work performed by specialists, by our employees with the appropriate level of experience and knowledge and review the specialists’ work for compliance with accounting standards.

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

Changes in Internal Control over Financial Reporting

We completed the implementation of our new Enterprise Resource Planning (“ERP”) system during the three months ended September 30, 2022. Accordingly, we have modified certain existing internal control processes relating to the implementation of the new ERP system. Other than the remediation efforts described above and the implementation of the new ERP system, there have been no changes in our internal control over financial reporting during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.1	Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 23, 2017).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on May 23, 2017).

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1*	Certifications pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, has been formatted in Inline XBRL.

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

Veritone, Inc.

November 14, 2022	By:	/s/ Michael L. Zemetra
Michael L. Zemetra
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)