Form 10-K
period 2022-12-31
Veritone, Inc.
filed 2023-03-16
CIK 1615165

o

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, and an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock held by non-affiliates was approximately $203.8 million, calculated based upon the closing price of the registrant’s common stock as reported by the NASDAQ Stock Market on such date.

As of March 10, 2023, 36,557,652 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information that is required to be included in Part III of this Annual Report on Form 10-K is incorporated by reference to the definitive proxy statement to be filed by the registrant within 120 days of December 31, 2022. Only those portions of the definitive proxy statement that are specifically incorporated by reference herein shall constitute a part of this Annual Report on Form 10-K.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we intend that such forward-looking statements be subject to the safe harbors created thereby. All statements made in this Annual Report on Form 10-K that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as “anticipates,” “believes,” “seeks,” “estimates,” “expects,” “intends,” “continue,” “can,” “may,” “plans,” “potential,” “projects,” “should,” “could,” “will,” “would” or similar expressions and the negatives of those expressions may identify forward-looking statements, although not all forward-looking statements contain these identifying words. Such forward-looking statements include, but are not limited to, any statements that refer to projections of our future financial condition and results of operations, capital needs and financing plans, competitive position, industry environment, potential growth and market opportunities, acquisition plans and strategies, compensation plans, governance structure and policies and/or the price of our common stock.

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

•
our ability to expand our aiWARE SaaS business;
•
declines or limited growth in the market for AI-based software applications and concerns over the use of AI that may hinder the adoption of AI technologies;
•
our requirements for additional capital to support our business growth, and the availability of such capital on acceptable terms, if at all;
•
our reliance upon a limited number of key customers for a significant portion of our revenue;
•
fluctuations in our results over time;
•
the impact of seasonality on our business;
•
our ability to manage our growth, including through acquisitions and our further expansion into international markets;
•
our ability to enhance our existing products and introduce new products that achieve market acceptance and keep pace with technological developments;
•
actions by our competitors, partners and others that may block us from using the technology in our aiWARE platform, offering it for free to the public or making it cost prohibitive to continue to incorporate their technologies into our platform;
•
interruptions, performance problems or security issues with our technology and infrastructure, or that of our third party service providers;
•
the impact of the continuing economic disruption caused by the recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures, COVID-19 pandemic and the Russian invasion of Ukraine on the business of the Company and that of our existing and potential customers;
•
increasing interest rates, inflationary pressures and the threat of a recession in the United States and around the world; and
•
any additional factors discussed in more detail in “Item 1. Business” and “Item 1A. Risk Factors” of Part I and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II of this Annual Report on Form 10-K.

All forward-looking statements are necessarily only estimates of future results, and there can be no assurance that actual results will not differ materially from expectations. You should carefully review these risks, as well as the additional risks described in other documents we file from time to time with the Securities and Exchange Commission (“SEC”). In light of the significant risks and uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that such results will be achieved, and readers are cautioned not to place undue reliance on such forward-looking information, which speak only as of the date of this report.

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

Except as required by law, we assume no obligation to update any forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. We qualify all of our forward-looking statements by these cautionary statements.

SUMMARY OF RISK FACTORS

Investing in our common stock involves a high degree of risk. Below is a summary of certain material factors that could harm our business, operating results and/or financial condition, impair our future prospects, and/or cause the price of our common stock to decline. Please refer to the additional discussion of the risks summarized below in Item 1A (Risk Factors) of Part I of this Annual Report on Form 10-K, which should be carefully considered, together with other information in this Annual Report on Form 10-K and in our other filings with the SEC, before making an investment decision regarding our common stock.

Risks Related to Our Business and Our Financial Condition

•
Our efforts to expand our aiWARE SaaS business may not be successful.
•
The market for AI-based software applications is new and unproven and may decline or experience limited growth, and concerns over the use of AI may hinder the adoption of AI technologies, which would adversely affect our Software Products & Services (as defined below).
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
•
Our business has been and may continue to be negatively affected by the economic disruption caused by the COVID-19 (“COVID-19”) pandemic, macroeconomic conditions, including increasing interest rates, inflationary pressures and the threat of recession, and recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures.
•
Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our operations to pay our substantial debt obligations.
•
We depend on our executive officers and other key employees, and the loss of any executive officer or key employee or an inability to attract and retain highly skilled employees could adversely affect our business.

Risks Related to the Development and Operation of Our aiWARE Platform and other Products

•
If we are not able to enhance our existing products or introduce new products that achieve market acceptance and keep pace with technological developments, our business, results of operations and financial condition could be harmed.
•
Our competitors, partners or others may acquire third party technologies used in our aiWARE platform, which could result in them blocking us from using the technology in our aiWARE platform, offering it for free to the public or making it cost prohibitive for us to continue to incorporate their technologies in our aiWARE platform, or these third party technology providers may otherwise terminate their relationships with us, which could adversely affect the functionality of our aiWARE platform.
•
We rely on third parties to develop AI models for our platform and in some cases to integrate them with our platform.
•
If we are not able to develop a strong brand for our aiWARE platform and other products or increase market awareness of our company and our platform and other products, then our business, results of operations and financial condition may be adversely affected.
•
Interruptions or performance problems associated with our technology and infrastructure, or that of our third party service providers including AWS and Azure, may adversely affect our business and operating results.
•
The security of our platform, networks, computer systems or data may be breached, and any such breach will have an adverse effect on our business and reputation.

Risks Related to Target Markets, Competition and Customers

•
The success of our business depends on our ability to expand into new vertical markets and attract new customers in a cost-effective manner.
•
We generate substantial revenue from a single customer and the loss of such customer may harm our business, results of operations and financial results.
•
Technological advances may significantly disrupt the labor market and weaken demand for human capital at a rapid rate.
•
Significant segments of the market for talent acquisition software and services may have hiring needs and service preferences that are subject to greater volatility than the overall economy.
•
We currently generate significant revenue from a limited number of key customers and the loss of one or more of those customers or a significant reduction in the revenues generated from those customers may harm our business, results of operations and financial results.
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

Risks Related to Regulatory Compliance

•
Data protection and privacy laws and regulations could require us to make changes to our business, impose additional costs on us and reduce the demand for our software products and solutions.
•
Tax authorities in the United States and in foreign jurisdictions may successfully assert that we, including our acquired companies, should have collected, or in the future should collect, sales, use, value added, or similar taxes, and we could be subject to substantial liabilities with respect to past or future transactions, which could adversely affect our results of operations.
•
Recent and proposed laws regarding the use of facial recognition technology, the processing of biometric data, and the use of AI, automated decision-making and machine learning technologies could have a material adverse effect on demand for certain of our products.

Risks Related to the Ownership of Our Securities and Our Public Company Operations

There are additional risks related to the ownership of our securities and our public company operations discussed in more detail in item “Item 1A. Risk Factors” of Part I, including, but not limited to, risks concerning the volatility of our stock price, our identification of a material weakness in our internal control over financial reporting, our anti-takeover provisions, stockholder dilution and analysts’ reports about the Company.

v

PART I

Item 1. Business.

Overview

Veritone, Inc. (collectively with our subsidiaries, referred to as “Veritone,” “Company,” “we,” “our,” and “us”) is a leading provider of artificial intelligence (“AI”) computing solutions and services. We are driven by the belief that AI is key to building a safer, more efficient, transparent and empowered society. Our mission is to be an active contributor to making the world better through AI. As creators of one of the world’s first AI operating systems, we are augmenting the human workforce by transforming use-case concepts into tangible, industry-leading applications and solutions.

Our proprietary AI operating system, aiWARETM, uses machine learning algorithms, or AI models, together with a suite of powerful applications, to reveal valuable insights from vast amounts of structured and unstructured data. aiWARE serves as the foundation for our AI solutions and bespoke applications and offers access to hundreds of cognitive engines through one common software infrastructure. Highly modular and customizable, aiWARE enables expansive scale with the flexibility to deploy in the cloud, at the edge or in hybrid environments. Our aiWARE platform offers capabilities that mimic human cognitive functions such as perception, prediction and problem solving, enabling users to quickly, efficiently and cost effectively transform unstructured data into structured data, and analyze and optimize data to drive business processes and insights. aiWARE is based on an open architecture that enables new AI models, applications and workflows to be added quickly and efficiently, resulting in a scalable and evolving solution that can be leveraged by organizations across a range of industries.

We also offer cloud-native digital content management solutions and content licensing services, primarily to customers in the media and entertainment market. These offerings utilize aiWARE, providing customers with unique capabilities to enrich and drive expanded revenue opportunities from their content.

In addition, we operate a full-service advertising agency that leverages aiWARE to provide differentiated managed services to our customers. Our advertising services include media planning and strategy, advertisement buying and placement, campaign messaging, clearance verification and attribution, and custom analytics, specializing in host-endorsed and influencer advertising across radio, podcasting, streaming audio, social media and other digital media channels. Our advertising services also include our VeriAds Network, which is comprised of programs that enable broadcasters, podcasters and social media influencers to generate incremental advertising revenue. In March 2022, we acquired an influencer-based management company to augment and accelerate our advertising services and capabilities.

In September 2021, we acquired PandoLogic. Ltd. (“PandoLogic”), a company incorporated under the laws of the state of Israel, which is a leading provider of intelligent hiring solutions and utilizes its proprietary platform, PandoIQ, to accelerate the time and improve efficiency for employers hiring at scale for both mass market and difficult-to-source candidates. PandoLogic’s fully autonomous recruiting platform helps employers source talent faster and more efficiently with predictive algorithms, machine learning and AI.

We generate revenue primarily through the delivery of our Software Products & Services (as defined below) across our Commercial Enterprise (“Commercial Enterprise”) and Government and Regulated Industries (“Government & Regulated Industries”) divisions, and secondarily from Managed Services (as defined below) that today include the delivery of advertising and content licensing services within Commercial Enterprise.

•
“Software Products & Services” consists of revenues generated from Commercial Enterprise and Government & Regulated Industries customers using our aiWARE platform and hiring solutions, any related support and maintenance services, and any related professional services associated with the deployment and/or implementation of such solutions.
•
“Managed Services” consist of revenues generated from Commercial Enterprise customers using our content licensing services, advertising agency, influencer management and related services.

Our presence is primarily in the United States and Israel.

The Market Opportunity

Today, unstructured data is growing rapidly and Gartner clients are reporting 30% to 60% growth in unstructured data year over year (2022 Strategic Roadmap for Storage, March 2022). This creates significant challenges for companies and governments across the globe, including how to create systematic solutions to address the ever-increasing volume of unstructured data. Whether it is a local police department trying to rapidly solve crimes through analysis of video evidence, a media company searching years of television archives for specific images and video content, or the U.S. military trying to analyze huge volumes of satellite and other aerial images, we believe AI is the only efficient solution to these complex challenges.

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

Our Solution

aiWARE is based on an open architecture that enables new AI models, applications and workflows to be added quickly and efficiently. This results in a scalable and evolving solution that can be easily leveraged by organizations in a broad range of industries that capture or use audio, video and other unstructured data, together with structured data, such as the media and entertainment, government, legal and compliance, and other vertical markets, driving down the cost, complexity and time to develop, deploy and distribute AI-enabled applications in their operations. Our aiWARE platform is offered primarily through a software-as-a-service (“SaaS”) delivery model and can be deployed in a number of environments and configurations to meet our customers’ needs.

VERITONE aiWARE PLATFORM
INDUSTRY APPLICATIONS
AUTOMATE STUDIO
APIs
INTELLIGENT DATA LAKE
CONTROLLER
VERITONE & 3RD PARTY COGNITIVE ENGINES
TEXT
VISION
SPEECH
DATA
BIOMETRICS
AUDIO
LLMs
DSLLMs
ADAPTERS

Our aiWARE platform encompasses the following:

•
Industry Applications. We provide numerous AI-powered applications that span local and federal government, legal and compliance, and media and entertainment verticals. These applications search and rapidly extract actionable insight from evidence, quickly locate case-critical evidence and compliance risks, and analyze, manage, and monetize media assets.

•
Automate Studio and Developer APIs. Our aiWARE platform allows enterprise AI Leaders responsible for IT, MLOps, ModelOps, ML, data science, or digital transformation to quickly and easily create aiWARE-based AI workflows with a low-code designer and utilize aiWARE APIs directly to add content intelligence to existing legacy applications or build cloud-native or IoT apps.
•
Intelligent Data Lake. Our customers can save, index and search data insights across engines with aiWARE’s intelligent data lake, which provides time-correlated cognitive metadata indexing and enables multivariate, time-based search in applications. Developers can use this time-correlated data to trigger workflows when certain events occur.
•
Applications and Cognitive Analytics. We have developed a suite of core applications and several industry targeted applications, which are discussed in more detail below, to facilitate the use of our platform and enable users to unlock actionable insights from their diverse datasets. The modular structure of aiWARE enables rapid development and deployment of applications, including ChatGPT, that are relevant to the specific needs of different markets. This allows us and third parties to build and deploy new applications on top of our aiWARE architecture or integrate existing applications with aiWARE quickly and easily.
•
Generative AI. Generative AI enables the creation of novel content from data inputs, rather than simply analyzing or acting on existing input data. Generative AI technology is currently being used across numerous industries for a variety of purposes such as simulating human conversation, producing multilingual content and ad promos and summarizing and making recommendations based on large volumes of data. With the increasing prominence of large language models, such as GPT-3 and ChatGPT, we recently introduced generative AI capabilities to aiWARE. Veritone Generative AI allows organizations to create custom, domain-specific large language models and knowledge graphs based on the data they store on aiWARE and to integrate these proprietary models with public large language models. These capabilities are available in aiWARE natively, via API as well as through Automate Studio, and we plan to integrate them with our industry-specific applications in the future. In addition to its current large language model support, we also plan to natively support expanded generative AI models for image and video generation, such as DALL-E and other prompt-to-image and video models, through aiWARE, in the second quarter of 2023.

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

Our current architecture gives us the flexibility to deploy many of aiWARE’s capabilities in virtually any environment, including select arm64 architectures, with improved scalability and reliability. We are continuing to enhance the portability of aiWARE to provide substantially all of the features and functionality of the platform within any environment to meet our customers’ needs.

Markets in Which We Operate

We serve two distinct markets: Commercial Enterprise and Government & Regulated Industries. We have developed several applications and services addressing specific customer use cases within these target markets. We intend to leverage the capabilities that we have developed for these key markets to expand into other markets in the future. We have identified numerous ways in which our aiWARE platform and related AI technology may be used to extract valuable insights from large volumes of data to address real-world problems across a broad range of markets and applications.

Commercial Enterprise

Commercial Enterprise today consists of customers in the commercial sector, including media and entertainment, advertising, content licensing and hiring solutions customers. To date, the majority of our Software Products & Services and Managed Services revenue is generated from our Commercial Enterprise customers.

Software Products & Services

Software Products & Services used by our Commercial Enterprise customers include:

•
aiWARE Processing. Bundled offering of our core applications which enables media broadcasters to ingest their live and archived media into aiWARE and run an array of AI models on the media to identify keywords, faces, logos and objects, enriching the content with additional metadata to allow it to be quickly and easily searched, analyzed, curated and shared in near real-time. aiWARE Processing also includes advanced analytics features that allow users to customize their analytics dashboards and reports and generate live interactive charts with robust filtering capabilities and transforms the way these media broadcasters conduct their business by implementing AI-powered applications in their ad tracking and verification workflows, enabling them to provide advertisers with near real-time ad verification and integrated audience analytics.
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
•
Hiring Solutions. Recruitment advertising programmatic software which employers can use to optimize the efficiency of their hiring process. Our software, PandoIQ, leverages predictive AI algorithms and machine-learning to help employers save money on their job advertising and source talent faster. The PandoSelect platform pairs the PandoIQ programmatic software with conversational AI to provide employers with an all-in-one dashboard to source, engage, qualify, and manage candidates.
•
Veritone Voice. Synthetic voice solution that allows content creators and owners across numerous industries to securely create and monetize verified AI voices that can be transformed into different languages, dialects, accents and more. In addition to a self-serve application for voice projects with over 450+ stock voices across 225+ languages, Veritone’s voice solution offers Premium Voices with over 70+ recognizable voice-artist approved AI voices to license, as well as custom voice cloning, a consent-driven cloning solution using text-to-speech or speech-to-speech with built in safeguards.

Managed Services

Managed Services used by our Commercial Enterprise customers include:

•
Content Licensing. Digital content licensing services, through which we manage and license content on behalf of leading rights holders to end users in the film, television, sports, and advertising industries. Content is licensed either through our own internally developed web portal, customer-branded web portals or other licensing arrangements. We utilize aiWARE’s cognitive capabilities to enable richer and more efficient searching of content, allowing users to quickly find and acquire content for their projects.
•
Live Event Services. Support of onsite production teams, particularly at the largest golf and tennis tournaments in the world, by ingesting live content, applying cognition and metadata and making content immediately accessible for highlights, publication, advertisements, and additional programming.
•
Media Agency Services. Full-service media advertising agency that provides media planning and strategy, media buying and placement, campaign messaging, clearance verification and attribution, and custom analytics. We leverage our aiWARE platform to help our advertising customers improve their media placements and maximize the return on their advertising spending using real-time ad verification and media analytics.
•
Influencer Services. Offering of management, representation and related services to a select group of social media influencers to create content and custom marketing campaigns for brand partners and agencies.
•
VeriAds Network. Comprised of three programs that enable radio and television broadcasters, podcasters and social media influencers to generate incremental advertising revenue from premium advertisers, and enable these advertisers to expand their audience reach through unique ad units and new influencer avenues:
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

Government and Regulated Industries

Government & Regulated Industries today consists of customers in government and regulated industries, including our state, local and federal government, legal, compliance and, to a lesser extent, energy customers. To date, a small portion of our historical revenue is generated from Government & Regulated Industries customers; however, we believe that there are excellent near and long term opportunities in Government & Regulated Industries to grow our business.

Government & Regulated Industries markets include state and local government, legal and compliance markets, including law enforcement, legal and judicial professionals, and companies and regulatory bodies in highly regulated industries. Law enforcement and other government agencies regularly accumulate large amounts of unstructured audio and video data, including from police body cameras, police car recorders, interview room cameras, 911 audio tapes and surveillance cameras. Historically, in most cases, investigators have had to review audio and video data manually, a task that consumes huge amounts of time and delays investigations. In addition, public agencies are required to provide certain information, which may include audio and video files, in response to requests from the public. Recently, statutes in several states have broadened the scope of information required to be disclosed and have shortened the time periods in which such disclosures must be made. Reviewing video footage to identify and authenticate the appropriate footage to be disclosed, and to redact facial images and other sensitive information prior to disclosure, have historically been time-consuming and largely manual processes. Today, law enforcement and other government agencies can leverage our aiWARE platform and applications to organize, review, analyze and gain insight from their various data sources to greatly enhance their investigative workflows and to support their public disclosure requirements.

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

Software Products & Services used by our Government & Regulated Industries customers include:

•
aiWARE Anywhere. Provides deployment options for our aiWARE platform that lets customers harness the power of AI anywhere, any time. It provides a common software infrastructure that lets customers use end-to-end, AI-powered solutions — from data ingestion to intelligent data analysis — in either general or industry-specific applications. aiWARE Anywhere deployment options include on-premises, in the Veritone cloud, or in a private cloud depending on our customers' needs.
•
IDentify. Powerful AI-driven application designed to enable law enforcement and judicial agencies to increase the speed and efficiency of investigative workflows. IDentify allows users to upload and maintain booking and known offender databases in aiWARE and use facial recognition technology to automatically compare these databases with video and photographic evidence, such as footage from body cameras, dash cameras and CCTV surveillance cameras, to identify potential suspects for further investigation. IDentify gives agencies a powerful tool to augment their investigative workflows, saving valuable time and resources and helping them investigate cases faster.
•
Illuminate. Provides users with an effective means of searching voluminous sets of media and electronic documents to support eDiscovery efforts, and particularly their early case assessment efforts. This application allows users to rapidly ingest, process and search large volumes of audio, video, image and text-based documents, to identify and segregate relevant evidence for further review and analysis. Illuminate’s text analytics capabilities allow users to visually explore entities, such as the persons, organizations and locations identified in the data. Once processed and reviewed through the application, users can transfer a relevant subset of media and documents to our Redact application if redaction is necessary or export it for transfer to their eDiscovery or case management platform for further processing and workflows.
•
Redact. Enable law enforcement and judicial agencies to leverage AI to automate the redaction of faces and other sensitive information within audio, video and image-based evidence, streamlining their redaction workflows. Redact employs AI technology to automatically detect when persons appear in evidence for review and selection. Users can also define other sensitive items appearing in video evidence and choose to automatically track the defined items for redaction throughout the video or at a single time stamp. The application then systematically obscures selected portions of the data in the evidence. With Redact, agencies may expedite their review and redaction of evidence in a fraction of the amount of time spent on manual processes, freeing up valuable resources while supporting compliance efforts with respect to stringent disclosure requirements.
•
Contact. Eases the time commitment and burden of complying with racial and identity profiling stop data collection requirements in California and offers ways to gather additional insight for agency needs. Developed in close collaboration with the California State Department of Justice as well as key city law enforcement agencies, this intelligent stop data collection application may reduce officer data collection time, minimize review effort, and provide command staff faster insight for training and other constituent transparency initiatives.
•
Tracker. Monitors people as objects in video, providing insights to help assess the visual description of a person of interest in a scene, what they are doing, and who they are with, without performing facial detection or other biometric identification that would reveal a person’s identity. Tracker enables our customers to monitor multiple video recordings and feeds when dealing with occlusion within crowded areas and impacts from lighting and distance. Tracker tracks the human body and head, whether or not the head is turned or at an unidentifiable angle and can also track clothing or anything identifiable across multiple videos and feeds. Government, law enforcement, and justice organizations have used Tracker to find persons of interest from disparate video files and build an understanding of their activities and associations. This type of “digital forensics” can help investigators create a narrative around an event or an individual contained in a video capturing a crime or an object of interest to track.

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

Managed Services

We conduct sales and marketing activities relating to our digital content licensing Managed Services business through our direct sales representatives who identify, develop and manage our relationships with strategic Commercial Enterprise customers in the advertising, entertainment/documentary and network broadcasting industries. We maintain our commerce web portal, where stock content and select libraries can be licensed and downloaded directly, but the majority of our business is driven through high-value libraries that require an approval process to gain access. We also cross-sell additional products and services, including media management and aiWARE, to our content licensor partners.

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

Customers

Software Products & Services

We market and sell our Software Products & Services to customers in the Commercial Enterprise and Government & Regulated Industries markets. During 2022, ten customers accounted for approximately 76% of the total revenues from our Software Products & Services, with one customer accounting for approximately 58% of the total revenues from Software Products & Services. As we continue to grow our revenues from our Software Products & Services across our markets, we believe that our dependence on any single customer or group of customers will be reduced.

Managed Services

We market and sell our advertising Managed Services to customers that make significant investments in advertising, particularly in native and spot-based advertising campaigns delivered over broadcast radio, satellite audio, streaming audio, podcasting, digital video services and other social media channels. During 2022, ten advertising customers accounted for approximately 38% of the total revenues from our Managed Services, with one advertising customer accounting for approximately 11% of the total Managed Services revenues. We market and sell our content licensing Managed Services to customers such as major sports networks, advertising agencies, and film production companies that require high value content for their broadcasts and projects. During 2022, ten content licensing customers accounted for approximately 11% of the total Managed Services revenues.

Competition

Software Products & Services

The market for AI-enabled solutions is rapidly evolving and highly competitive, and we face competition from various sources, including large, well-capitalized technology companies such as Google, Microsoft, Amazon and Palantir. In the case of our hiring solutions, the market for talent acquisition software and services is highly competitive, rapidly evolving and fragmented, and we face competition from programmatic job advertising software companies, traditional human capital management (HCM) companies, companies primarily focused on offering applicant tracking systems, and providers of point solutions for specific use cases such as for recruitment marketing, and these companies include, without limitation, Oracle and SAP.

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

We believe the following competitive attributes are necessary for us to successfully compete in the AI industry for Commercial Enterprise and Government & Regulated Industries customers for our Software Products & Services:

•
Applications to enable our platform to be effectively leveraged for a wide variety of use cases;
•
Breadth, depth and performance of cognitive processing and other AI capabilities, particularly accuracy and speed;
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
•
Smaller AI-focused vendors offering solutions within a single cognitive category such as facial recognition, object recognition, natural language processing or generative AI;
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

Managed Services

Competitors of our advertising Managed Services are mainly traditional advertising agencies that are either large full-service agencies or smaller niche agencies with a particular specialization or focus, such as radio media placement or podcast advertising, as well as large consulting firms in the media industry. We believe that we currently, and will continue to, compete successfully against our competitors on several key factors. We are a leader in endorsed radio and podcast advertising services, and we leverage our platform to provide our customers with innovative technology that we believe provides them with better analytics and insights into their advertising campaigns than our competitors for superior advertising performance and optimization.

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

Research and Development

Our research and development organization is comprised of employees who are responsible for the design, development and testing of our AI and software solutions, including software engineers, quality engineers, data scientists, data engineers, product managers and user experience designers. Our research and development organization is generally organized in teams, with teams focused on our core aiWARE architecture and capabilities and other teams focused on solutions and applications that address specific use cases in our key markets. We focus our efforts on developing new features and expanding the core technologies that further enhance the usability, functionality, reliability, performance and flexibility of aiWARE, as well as allow us to operate in new vertical markets. In addition, we contract with select third-party engineering services to support development and quality assurance testing. We plan to continue to make significant investments in developing our AI technologies, expanding the functionality and capabilities of aiWARE and related solutions, and building new software capabilities.

Intellectual Property

We rely on a combination of patent, copyright, trademark and trade secret laws in the United States and other jurisdictions, as well as license agreements and other contractual protections, to protect our proprietary technology. We also rely on a number of registered and unregistered trademarks to protect our brand.

As of March 10, 2023, in the United States, we have 41 issued patents, which expire between 2030 and 2042, and have 12 patent applications pending for examination. As of such date, we also had 13 issued patents and 41 patent applications pending for examination in foreign jurisdictions (including international PCT applications), all of which are based on counterpart U.S. patent applications pursued by us. In addition, we have registered, or have applied for registration of, numerous trademarks, including Veritone and aiWARE, in the United States and in several foreign jurisdictions. We seek to protect our intellectual property rights by implementing a policy that requires our employees and independent contractors involved in development of intellectual property on our behalf to enter into agreements acknowledging that all works or other intellectual property generated or conceived by them on our behalf are our property, and assigning to us any rights, including intellectual property rights, that they may claim or otherwise have in those works or property, to the extent allowable under applicable law.

Seasonality

We experience seasonal fluctuations in our revenue and operating performance as a result of the utilization of our platform and associated revenues from our Software Products & Services. In particular, our hiring solutions revenues have historically been higher in the second half of each fiscal year, consistent with the hiring cycles of our larger customers. We also experience seasonality a result of factors such as the timing of large projects, the length and complexity of our sales cycles, trends impacting our target vertical markets and our revenue recognition policies and any changes we make to those policies. Within a given quarter, a higher proportion of our agreements are signed toward the end of such quarter. Although these seasonal factors are common in the technology industry, historical patterns should not be considered a reliable indicator of our future sales activity or performance.

Regulatory Environment

We are subject to a number of U.S. federal, state, local and foreign laws and regulations, including within Israel and parts of Europe, that involve matters central to our business. These laws and regulations involve privacy, data protection, intellectual property, competition, consumer protection and other subjects.

Our customers utilize our products and services to process, analyze and store data in a manner which may cause us to carry out certain processing of personal information that is subject to data protection and privacy laws in various jurisdictions including the European Union and United Kingdom General Data Protection Regulation (“GDPR”), the California Consumer Privacy Act (“CCPA”) laws regulating the use of AI, automated decision making, machine learning, and biometric technologies (including facial recognition), and similar laws and regulations in other jurisdictions, including states and localities within the United States. Under these data protection and privacy laws, we are required to maintain appropriate technical and organizational measures to ensure the security and protection of personal data and information, and we must comply (either directly or indirectly pursuant to requirements of our contracts with customers) with a number of requirements with respect to individuals whose personal data or information we collect and process, including, among others, notification requirements and requirements to comply with requests from individuals to (i) opt out of collection, processing and/or sale of their data or information, (ii) delete their data or information, and (iii) receive copies of and other information regarding our collection and processing of their data or information.

The California Privacy Rights Act (“CPRA”) amends and expands the CCPA to include additional obligations of businesses with respect to collecting, processing and sharing personal information and responding to requests from consumers related to their personal information. Additionally, the CPRA applies to personal information of business representatives and employees. We are obligated to comply with the CPRA and the regulations to be implemented thereunder. Moreover, governments, regulators and individuals are increasingly scrutinizing the use of AI and machine learning technologies (including the associated processing of personal data), automated decision making (including in an employment and/or recruitment context), and the processing of biometric data (including through facial recognition technologies). Numerous laws and regulations around the world have been enacted or proposed to regulate these areas, and several lawsuits have been filed, particularly in the United States, challenging the processing of biometric data, which may reduce our customers’ demand for our products.

Human Capital Resources

As of March 10, 2023, we had a total of 661 employees, substantially all of whom were full-time employees. 217 of our U.S-based employees are located in California, with another 323 employees located in 40 other states. We also have 104 employees located in Israel, 14 in the United Kingdom, 1 in Singapore, 1 in Austria and 1 in the Netherlands.

We believe that our employees are our greatest asset and our company culture is a critical component of our success. We strive to create a diverse and inclusive work environment in which all employees feel a strong sense of community and embody our core values. 41% of our employees are women, and 18% of our employees are members of ethnic or racial minorities and other legally protected classes. We have implemented a number of initiatives to ensure that our employees are engaged and motivated to work hard and have fun at the same time. We conduct employee engagement surveys to gauge employee satisfaction, identify areas for improvement and implement positive change to evolve and better our company culture.

We strive to hire, develop and retain the top talent in the industry. To attract top talent, we offer competitive salaries, incentives, equity compensation and benefits. We conduct an annual talent review process, in which we obtain employee feedback, evaluate performance and establish goals, objectives and development plans for all employees. We continuously monitor and evaluate employee turnover to identify and address areas of concern to improve employee retention.

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

We use our investor relations website as a channel of distribution for important company information, including news and commentary about our business and financial performance, webcasts of our earnings calls and investor events, SEC filings, and corporate governance information, including information regarding our board of directors, our board committee charters and code of business conduct and ethics. The information provided on, or accessible through, our investor relations website is not a part of this Annual Report on Form 10-K, nor is such information incorporated by reference herein, and such information should not be relied upon in determining whether to make an investment in our common stock.

Item 1A. Risk Factors.

The following describes the risks and uncertainties that could cause our actual results to differ materially from those presented in our forward-looking statements. The risks and uncertainties described below are not the only risks we face but do represent those risk and uncertainties that we believe are material to our business. Additional risks that we do not yet know of or that we currently believe are immaterial may also harm our business operations.

Risks Related to Our Business and Our Financial Condition

Our efforts to expand our aiWARE Software Products & Services may not be successful.

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
•
Long and complex sales cycles, particularly for customers in the Government & Regulated Industries markets; and
•
Challenges in operating our platform on secure government cloud platforms and complying with government security requirements.

If we fail to develop a successful business for our aiWARE platform, our business, results of operations and financial condition will suffer.

The market for AI-based software applications is relatively new and unproven and may decline or experience limited growth. Concerns over the use of AI, including from regulators, the public and our customers, may hinder the adoption of AI technologies, which would adversely affect our ability to fully realize the potential of our Software Products & Services.

The market for AI-based software applications is still relatively new and evaluating the size and scope of the market is subject to a number of risks and uncertainties. We believe that our future success will depend in large part on the growth of this market. The utilization of our platform and solutions by customers is also still relatively new, and customers may not recognize the need for, or benefits of, our platform and solutions, which may prompt them to cease use of our platform and solutions or decide to adopt alternative products and services to satisfy their cognitive computing, search and analytics requirements. Our ability to access and extend our position in the markets that our platform and solutions are designed to address depends upon a number of factors, including the cost, performance and perceived value of our platform and solutions, as well as regulatory scrutiny over our products and technologies. As AI technologies become increasingly incorporated into various mainstream products and offerings, regulatory scrutiny of AI technologies, potentially including our products, will likely increase. Market opportunity estimates are subject to significant uncertainty and are based on assumptions and estimates, including our internal analysis and industry experience. Assessing the market for our solutions is particularly difficult for several reasons, including limited available information and rapid evolution of the market.

In addition, AI presents risks and challenges that could hinder its further development, adoption and use in the markets that we serve. AI algorithms may be flawed, datasets may be insufficient or contain biased information, and the results and analyses that our AI solutions assist in producing may be deficient or inaccurate. Further, use of AI technologies in certain scenarios present ethical concerns. If we enable or offer AI solutions that produce deficient or inaccurate results and analyses, or that are controversial due to human rights, privacy or other social issues, we may experience lower-than-expected demand for our products and services, or competitive, brand or reputational harm.

If the market for AI-based solutions does not experience significant growth, or if demand for our platform or solutions does not increase in line with our projections, then our business, results of operations and financial condition will be adversely affected.

We may require additional capital to support our business growth, and this capital might not be available on acceptable terms, if at all.

We intend to continue to make investments to support our business, including the acquisition of complementary businesses or technologies, which may require additional funds. Accordingly, we may engage in equity and/or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we may secure in the future could involve debt service obligations and restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth, scale our infrastructure, develop product enhancements and to respond to business challenges could be significantly impaired, and our business, results of operations and financial condition may be adversely affected.

Certain of our operating results and financial metrics are difficult to predict and subject to volatility, including as a result of seasonality.

We experience quarterly variations in the timing of revenues from our Software Products & Services as a result of numerous factors, such as the timing of large projects, the length and complexity of our sales cycles and trends impacting our target vertical markets. In particular, our hiring solutions have historically experienced seasonality in terms of when we enter into customer agreements for our products and services. Consistent with the hiring patterns of our customers, a higher percentage of related revenue is earned in the second half of each year. Within a given quarter, often a significant portion of our agreements are signed toward the end of the quarter. This seasonality is reflected to a lesser extent in our revenue due to the fact that we generally recognize subscription revenue over the term of the customer agreement. We expect this seasonality to continue, which may cause fluctuations in certain of our operating results and financial metrics, and thus difficulties in predictability of our operating results.

We have had a history of losses and we may be unable to sustain profitability.

We experienced net losses of $25.6 million, $64.7 million, and $47.9 million in fiscal years 2022, 2021, and 2020, respectively. As of December 31, 2022, we had an accumulated deficit of $371.3 million. In each of the fourth quarters of 2022 and 2021, we generated a profit on a non-GAAP basis; however, we may not be able to sustain profitability throughout an entire fiscal year or in the future or at all. We expect to continue to expend substantial financial and other resources on, among other things:

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

As part of our growth strategy, we have acquired, and we intend to continue to acquire, businesses, services, technologies or intellectual property rights that we believe could complement, expand or enhance the features and functionality of our aiWARE platform and our technical capabilities, broaden our product and service offerings or offer growth opportunities for our business. The pursuit of potential future acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not such acquisitions are consummated. Acquisitions also could result in dilutive issuances of equity securities, the incurrence of debt, contingent liabilities, amortization expenses, impairment of goodwill and/or purchased long-lived assets, and restructuring charges, any of which could adversely affect our operating results and financial condition. In addition, we may face risks or experience difficulties in:

•
effectively managing the combined business following the acquisition, including any international operations of the acquired business and integrating the acquired company’s accounting, human resources and other administrative systems, and coordination of product, engineering and sales and marketing functions;
•
the potential loss of key employees and customers as a result of competing in the markets in which the acquired company operates;
•
cultural challenges associated with integrating employees from the acquired company into our organization, and retention of employees from the businesses we acquire; and
•
achieving anticipated cross-selling opportunities and eliminating any redundant operations with respect to the acquired business.

We also may not achieve the anticipated benefits from the acquired business and may incur unanticipated costs and liabilities in connection with any such acquisitions. Additionally, if we are unable to complete an acquisition, we could lose market share to competitors who are able to make such an acquisition. Once an acquisition is closed, we may discover hidden costs, resource demands and potential liabilities that were not evident throughout the due diligence process, particularly when such process is undertaken on an accelerated timeline. Although we utilize representation and warranty insurance and standard indemnity provisions in these acquisition transactions, if we are unable to successfully assert a claim, if a claim is not covered by insurance or if these hidden costs prove greater than expected, our operations as a whole may be adversely affected. In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. If any of these results occurs, our business and financial results could be adversely affected.

We plan to expand our international operations, which exposes us to significant risks.

As part of our growth strategy, we plan to expand our operations internationally. We have operations in Israel and in Europe, and we expect, in the future, to open offices and hire employees in additional locations outside of the United States to reach new customers and gain access to additional technical talent. Operating in international markets requires significant resources and management attention and will subject us to additional regulatory, economic and political risks. Because of our limited experience with international operations as well as developing and managing sales in international markets, our international expansion efforts may not be successful. In addition, we will face risks of doing business internationally that could adversely affect our business, including, but not limited to:

•
managing and staffing international operations and the increased operating, travel, infrastructure and legal compliance costs associated with numerous international locations;
•
establishing and managing additional instances of our aiWARE platform in other countries;

•
adapting, localizing and pricing our products and services for specific countries and to offer customer support in various languages;
•
additional foreign tax requirements and obligations, and adverse tax consequences and tax rulings;
•
economic and political instability in some countries;
•
compliance with local laws, regulations and customs in foreign jurisdictions, particularly in the areas of data privacy and personal privacy, employment and tax and export controls, economic sanctions and anti-corruption laws; and
•
limited protection for intellectual property rights in some countries.

Our failure to manage any of these risks successfully could harm our international operations, and adversely affect our business, results of operations and financial condition.

Our business has been and may continue to be negatively affected by the economic disruption caused by the COVID-19 pandemic and macroeconomic conditions, including increasing interest rates, inflationary pressures, the threat of recession and recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures.

The COVID-19 outbreak emerged in late 2019 and was declared a global pandemic by the World Health Organization in March 2020. The ongoing COVID-19 pandemic has had, and may continue to have, a severe negative impact on the global economy.

The ultimate impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows is dependent on future developments, including the duration of the pandemic in other countries such as China, the impact on the businesses of our customers, and the duration of any resulting negative macroeconomic conditions, all of which are uncertain and are difficult to predict at this time.

In addition to market disruptions caused by the COVID-19 pandemic, global economic and business activities continue to face widespread macroeconomic uncertainties, including labor shortages, inflation and monetary supply shifts, recession risks, disruptions from the Russia-Ukraine conflict and recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures. We continue to actively monitor the impact of these macroeconomic factors on our financial condition, liquidity, operations, suppliers, industry and workforce, and instituted certain cost saving measures for the third and fourth quarters of fiscal year 2022 as a result of these factors. The extent of the impact of these factors on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, and the impact on our customers, partners and employees, all of which are uncertain and cannot be predicted. These and other global economic conditions, including any new disruptions, may negatively impact our business. Our hiring solutions are sold to businesses that experience performance fluctuations based on factors including the demand for labor and the economic health of current and prospective employers. To the extent that economic uncertainty or attenuated economic conditions cause our current and potential customers to freeze or reduce their headcount, demand for our products and services has been, and may continue to be negatively affected. Adverse economic conditions have also caused and could continue to result in reductions in sales of our applications, longer sales cycles, reductions in contract duration and value, slower adoption of new technologies and increased price competition. For example, beginning in March 2022, we experienced a reduction in hiring consumption from our largest customer, Amazon, and found that advertisers reduced spending across our managed services when compared to the same periods in the prior year. In addition, economic recessions have historically resulted in overall reductions in spending on software and technology solutions as well as pressure from customers and potential customers for extended billing terms. If economic, political, or market conditions deteriorate, or if there is uncertainty around these conditions, our current and potential customers may elect to decrease their software and technology solutions budgets by deferring or reconsidering product purchases, which could limit our ability to grow our business and negatively affect our operating results. Any of these events would likely have an adverse effect on our business, operating results and financial position.

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our operations to pay our substantial debt obligations.

We issued an aggregate principal amount of $201.3 million of convertible senior notes in November 2021. In December 2022, we repurchased approximately $60.0 million of that debt at approximately 65% of par and, as of December 31, 2022, had $141.3 million aggregate principal amount of convertible senior notes outstanding. Our ability to make scheduled payments of the principal of, to pay interest on and to refinance our indebtedness, including the convertible senior notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring our debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

We depend on our executive officers and other key employees, and the loss of one or more of these executive officers or key employees or an inability to attract and retain highly skilled employees could adversely affect our business.

Our success depends largely upon the continued services of our President and Chief Executive Officer, Ryan Steelberg, and our other executive officers and senior management. We rely on our leadership team in the areas of strategy and implementation, research and development, operations, security, marketing, sales, support and general and administrative functions. We do not currently have any employment agreements with our executive officers or senior management team that require them to continue to work for us for any specified period, and, therefore, they could terminate their employment with us at any time. The loss of Ryan Steelberg, or one or more of the members of our management team, could adversely impact our business and operations and disrupt our relationships with our key customers.

Our future success also depends, in part, on our ability to continue to attract and retain highly skilled personnel. We believe that there is, and will continue to be, intense competition for highly skilled management, engineering, data science, sales, marketing and other personnel with experience in the businesses in which we operate. We must provide competitive compensation packages and a high-quality work environment to hire, retain and motivate employees. If we are unable to retain and motivate our existing employees and attract qualified personnel to fill key positions, we may be unable to manage our business effectively, including the development, marketing, sale and delivery of our products and services, which could adversely affect our business, results of operations and financial condition.

Risks Related to the Development and Operation of Our aiWARE Platform and other Products

If we are not able to enhance our existing products or introduce new products that achieve market acceptance and keep pace with technological developments, our business, results of operations and financial condition could be harmed.

Our ability to attract new customers and increase revenue from existing customers depends in part on our ability to enhance and improve our aiWARE platform and applications and introduce new products and features, including enhancements necessary to provide substantially all of the features and functionality of the platform within a private cloud or on-premises environment, as well as new applications to address additional customer use cases. The success of any enhancements or new products depends on several factors, including timely development completion, adequate quality testing, actual performance quality, market-accepted pricing levels and overall market acceptance and demand. Enhancements and new products that we develop may not be introduced in a timely or cost-effective manner, may contain defects, may have interoperability difficulties with our aiWARE platform, or may not achieve the market acceptance necessary to generate significant revenue. If we are unable to successfully enhance our aiWARE platform and applications to meet evolving customer requirements and develop new products and applications, or if our efforts to increase the usage of our aiWARE platform are more expensive than we expect, then our business, results of operations and financial condition could be harmed.

Our competitors, partners or others may acquire third party technologies used in our aiWARE platform, which could result in them blocking us from using the technology in our aiWARE platform, offering it for free to the public or making it cost prohibitive for us to continue to incorporate their technologies in our aiWARE platform, or these third party technology providers may otherwise terminate their relationships with us, which could adversely affect the functionality of our aiWARE platform.

Our success depends in part on our ability to attract, incorporate and maintain high performing AI models on our aiWARE platform. If any third party acquires an AI model that is on our platform, they may preclude us from using it as a component of our platform or make it more expensive for us to utilize. In addition, a third-party AI model provider may terminate its relationship with us or may otherwise cease to make its AI models available to us. In either case, if that AI model has unique capabilities or a significant performance advantage over other models and we are unable to identify a suitable replacement model, the interruption could cause us to lose customers. It is also possible that a third party acquirer of such technology could offer the AI models and technologies to the public as a free add-on capability, in which case certain of our customers would have less incentive to pay us for the use of our platform. If a key third party technology becomes unavailable to us or is impractical for us to continue to use, the functionality of our platform could be interrupted, and our expenses could increase as we search for an alternative technology. As a result, our business, results of operations and financial condition could be adversely affected through the loss of customers and/or from increased operating costs.

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

If we are not able to develop a strong brand for our aiWARE platform and other products and increase market awareness of our company, platform and other products, then our business, results of operations and financial condition may be adversely affected.

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

Interruptions or performance problems associated with our technology and infrastructure, or that of our third party service providers, including AWS and Azure, may adversely affect our business and operating results.

Our business success depends in part on the ability of customers to access our Software Products & Services and Managed Services at any time and within an acceptable amount of time. We have experienced, and may in the future experience, disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, introductions of new applications and functionality, software errors and defects, capacity constraints due to an increasing number of users accessing our platform or initiating large volumes of processing simultaneously, or security related incidents. In addition, we rely on third parties, including AWS and Azure, to operate critical business systems and process sensitive information in a variety of contexts, including for hosting, storage and other critical services, required to operate our

Software Products & Services and Managed Services. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. As such, we are vulnerable to service interruptions, delays and outages experienced or caused by these third parties, and we may experience adverse consequences in the event these third party service providers experience a service interruption, delay or outage. Because we also incorporate diverse software and hosted services from many third-party vendors, we may encounter difficulties and delays in integrating and synthesizing these applications and programs, which may cause downtimes or other performance problems. It may become increasingly difficult to maintain and improve the performance of our platform, especially during peak usage times and as our platform becomes more complex or usage increases.

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

AWS and Azure provide us with hosting, computing and storage services pursuant to agreements that may be canceled under certain circumstances. If any of our agreements with AWS or Azure is terminated, we could experience interruptions on our platform and in our ability to make our platform available to customers, as well as delays and additional expenses in arranging alternative cloud infrastructure services.

Any of the above circumstances or events may harm our reputation, cause customers to stop using our platform, impair our ability to increase revenue from existing customers, impair our ability to grow our customer base, subject us to financial penalties and liabilities under our service level agreements and otherwise harm our business, results of operations and financial condition.

The security of our platform, networks, computer systems or data may be breached, and any such breach will have an adverse effect on our business and reputation.

In the ordinary course of business, we process proprietary, confidential, and sensitive data, including personal data, intellectual property, trade secrets and our customers’ data (collectively, sensitive information). Certain data privacy and security obligations may require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive information. In particular, the data processed and stored in our platform, networks, and computer systems by customers in the government market may contain highly sensitive data that is subject to protection under government regulations, and we are obligated to comply with stringent requirements related to the security of such data, such as FedRAMP and Criminal Justice Information Services (“CJIS”) security requirements.

Individuals or entities may attempt to penetrate our network, computer system or platform security, or that of our third-party hosting and storage providers, and could gain access to our sensitive data, including customer data. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, the third parties upon which we rely, and our customers may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our services.

In addition, our network, computer system or platform may be subject to a variety of evolving threats, computer malware, viruses and computer hacking, fraudulent use attempts and phishing attacks, all of which have become more prevalent in our industry. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

Remote work has become more common and has increased risks to our platform, network, computer systems, and data, as more of our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations. Additionally, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our platform, network, or computer systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence, and it may be difficult to integrate companies into our information technology environment and security program.

These malicious activities could result in the unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure, access or misappropriation of our proprietary or confidential information, including of our customers and their employees or third parties, and/or damage to our or our third party service providers’ platform, network, or computer systems. If any of our customers’ data is accessed, disclosed, modified or destroyed without authorization, it could harm our reputation, those customers or other customers could terminate their agreements with us, or we could be exposed to civil and criminal liability, penalties and fines

While we have implemented procedures and safeguards that are designed to prevent security breaches and cyber-attacks, they may not be able to protect against all attempts to breach our platform, network, computer systems, or data, and we may not become aware in a timely manner of any such security breach. We take steps to detect and remediate vulnerabilities, but we may not be able to detect and remediate all vulnerabilities because the threats and techniques used to exploit the vulnerability change frequently and are often sophisticated in nature. Therefore, such vulnerabilities could be exploited but may not be detected until after a security incident has occurred. These vulnerabilities pose material risks to our business. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences. A security breach of our platform, network or computer systems, or those of our technology service providers or third party vendors, could result in the loss of business, reputational damage, regulatory investigations and orders, litigation, indemnity obligations, damages for contract breach, civil and criminal penalties for violation of applicable laws, regulations or contractual obligations, and significant costs, fees and other monetary payments for remediation. If we fail to maintain reliability, security and availability of our platform, network, or computer systems, or if customers believe that our platform does not provide adequate security for the storage of sensitive information or its transmission over the Internet, we may lose existing customers and we may not be able to attract new customers. If we experience security breaches or cyber-attacks or fail to comply with security requirements related to our secure government cloud environment, we may lose our ability to obtain or maintain a FedRAMP certification, which could result in the loss of business from customers in the government market. Any of the foregoing could have a material adverse effect on our business, results of operations and financial position and negatively impact our ability to grow and operate our business.

In addition to experiencing a security breach, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position.

Risks Related to Target Markets, Competition and Customers

The success of our business depends on our ability to expand into new vertical markets and attract new customers in a cost-effective manner.

To grow our business, we plan to drive greater awareness and adoption of our aiWARE platform, applications and services from enterprises across new vertical markets, including the Government & Regulated Industries markets. We intend to continue to invest in sales and marketing, as well as in technological development, to meet evolving customer needs in these and other markets. We may not be successful in gaining new customers in any or all of these markets. Some markets may present unique and unexpected challenges and difficulties. For example, for us to offer our Software Products & Services to certain government customers, we are required to operate our aiWARE platform in a secure government cloud environment, and in some cases, in a private cloud environment or an on-premises environment, in order to meet these customers’ requirements and to enable them to maintain compliance with applicable regulations that govern the use, storage and transfer of certain government data. However, due to the secure nature of these environments, at this time, not all of the functionalities, features and cognitive processing capabilities of our aiWARE platform are available in these environments, which may limit or reduce the performance of our services. Furthermore, we may incur additional costs to modify our current platform to conform to customers’ or cloud providers’ requirements, and we may not be able to generate sufficient revenue to offset these costs. We are also required to comply with certain regulations required by government customers, such as FedRAMP and CJIS, which require us to incur significant costs, devote management time and modify our current platform and operations. If we are unable to comply with those regulations effectively and in a cost-effective manner, our financial results could be adversely affected.

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

We generate substantial revenue from a single customer and the loss of such customer may harm our business, results of operations and financial results.

We generate substantial revenue from a single customer, Amazon, for which there is no long-term contract with us. Given Amazon’s high concentration of revenue on our consolidated results, our revenue results may fluctuate significantly year over year based upon their hiring patterns. For example, during the third and fourth quarters of fiscal year 2022, we experienced a slowdown in our Average Annual Revenue (AAR) per customer which was almost entirely driven by a reduction in hiring consumption from Amazon. In the event Amazon decides to terminate its contract with us, suffers downturns in its business leading to a further reduction in its budget for our hiring solutions, or decides to develop a competing solution or otherwise take its recruitment and hiring needs in-house, and we are unable to obtain additional customers or increase our revenue from existing customers to offset the reduction of these revenues, we could experience a material adverse effect on our business, financial condition and reported revenue and results of operation.

Technological advances may significantly disrupt the labor market and weaken demand for human capital at a rapid rate.

The success of our hiring solutions are dependent on our customers’ demands for talent. As technology continues to evolve, more tasks currently performed by people may be replaced by automation, robotics, machine learning, artificial intelligence and other technological advances outside of our control. This trend poses a risk to the talent acquisition industry as a whole, particularly in lower-skill job categories that may be more susceptible to such replacement.

Significant segments of the market for talent acquisition software and services may have hiring needs and service preferences that are subject to greater volatility than the overall economy.

The target customer segment for our hiring solutions span a wide range of company characteristics, including company size, geography, and industry, among other factors. Hiring activity may vary significantly among businesses with different characteristics and accordingly, any concentration we may have among businesses with certain characteristics may subject us to high volatility in our financial results. Smaller businesses, for example, typically have less persistent hiring needs and may experience greater volatility in their need for talent acquisition software and services and preferences among providers of such services. Along with a relatively short sales cycle, smaller businesses may be more likely to change platforms based on short-term differences in perceived price, value, service level, or other factors. Difficulty in acquiring and/or retaining these businesses as customers may adversely affect our operating results.

We currently generate significant revenue from a limited number of key customers and the loss of one or more of those customers or a significant reduction in the revenues generated from those customers may harm our business, results of operations and financial results.

Our ten largest customers by revenue accounted for approximately 55%, 57% and 34% of our net revenues in fiscal years 2022, 2021 and 2020, respectively. One customer accounted for approximately 25% of net revenues in fiscal year 2022 and 30% in 2021, after not generating significant revenues in fiscal year 2020.

Ten customers accounted for approximately 76% of our total Software Products & Services revenues in 2022, with one customer accounting for approximately 58% of our total Software Products & Services revenues. Ten customers accounted for approximately 38% of our total Managed Services revenues in 2022, with one customer accounting for approximately 11% of our total Managed Services revenues.

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

Our results of operations may fluctuate, in part, because of the length and unpredictability of our sales cycle, particularly in our Government & Regulated Industries markets. As part of our sales efforts, we invest considerable time and expense evaluating the specific organizational needs of our potential customers and educating these potential customers about the technical capabilities and value of our Software Products & Services. Potential customers often require evaluation licenses at no charge or for nominal fees to evaluate our solutions before making a purchase decision. Sales to government customers may also be subject to lengthy and complex procurement processes, including technology and security assessments, budget approvals and competitive bidding requirements. Due to these factors, our sales cycle often lasts several months or more for some customers. Our sales efforts typically require a significant investment of human resources expense and time, including efforts by sales engineers, solution architects, product development and senior management, and we may not be successful in making a sale to a potential customer. If our sales efforts to a potential customer do not result in sufficient revenue to justify our investments, our business, financial condition, and results of operations could be adversely affected.

Advertising customers periodically review and change their advertising requirements and relationships. If we are unable to remain competitive or retain key customers, our business, results of operations and financial position may be adversely affected.

The media placement industry is highly competitive, and certain advertising customers periodically put their advertising and marketing business up for competitive review. Customers also review the cost and benefit of servicing all or a portion of their advertising and marketing needs in-house. We have won and lost accounts in the past as a result of these reviews. Because our advertising contracts generally can be canceled by our customers upon 30 to 90 days’ prior written notice, clients can easily change media providers on short notice without any penalty. In addition, from time to time, customers cancel media campaigns for their internal business reasons. If we are not able to retain key customers, or if any of our key customers significantly reduce their advertising spend, our revenue may be adversely affected, which could have a material and adverse effect on our business, results of operations and financial position.

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

We may incur significant liabilities and costs in the event of claims for infringement or violation of copyrights, publicity or other rights, and/or indemnification claims by third-party rights holders and customers. Regardless of their merit and outcome, intellectual property and indemnification claims are time consuming, expensive to litigate or settle and cause significant diversion of management attention and could severely harm our financial condition and reputation, and adversely affect our business.

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

Our success depends, in part, on our ability to protect our brand and the proprietary methods and technologies that we develop under patent and other intellectual property laws of the United States and foreign jurisdictions so that we can prevent others from using our inventions and proprietary information. As of March 10, 2023, in the United States, we have 41 issued patents, which expire between 2030 and 2042, and have 12 patent applications pending for examination. As of such date, we also had 13 issued patents and 41 patent applications pending for examination in foreign jurisdictions (including international PCT applications), all of which are based on counterpart U.S. patent applications pursued by us. We may not be issued any additional patents and any patents that have been issued or that may be issued in the future may not provide significant protection for our intellectual property. In addition, we have registered, or have applied for registration of, numerous trademarks, including Veritone and aiWARE, in the United States and in several foreign jurisdictions. If we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology and our business, results of operations and financial condition may be adversely affected.

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

Risks Related to Regulatory Compliance

Data protection and privacy laws and regulations could require us to make changes to our business, impose additional costs on us and reduce the demand for our software products and solutions.

Our customers utilize our Software Products & Services and Managed Services to process, analyze and store data, which may contain personal information that is subject to data protection and privacy laws in various jurisdictions. Federal, state, local and foreign government bodies and agencies have adopted, or may in the future adopt, laws, regulations and guidance regarding the collection, use, processing, storage and disclosure of personal information, such as the GDPR, the CPRA and similar regulations and guidance adopted in other jurisdictions, including other states within the United States. In addition to government laws, regulations and guidance, privacy advocates and industry groups may propose various self-regulatory standards that may legally or contractually apply to our business. We may also be subject to other data protection and privacy obligations, such as external and internal privacy and security policies, other public representations and contractual requirements.

The regulatory framework relating to privacy and data protection issues worldwide is evolving rapidly and is likely to remain uncertain for the foreseeable future. Because the interpretation and application of many privacy and data protection obligations are uncertain, it is possible that these obligations may be interpreted and applied in a manner inconsistent with our existing privacy and data management practices.

As we expand into new jurisdictions or markets, we will be required to understand and comply with various new requirements applicable in those jurisdictions or markets. For example, we have entered into agreements and are actively pursuing opportunities to provide our Software Products & Services and Managed Services to customers in Europe, which involve processing of personal data. Europe and other jurisdictions have enacted or proposed laws with stringent obligations and significant penalties. For example, the GDPR imposes financial penalties for non-compliance, which can be up to four percent of global revenue or 20 million Euros, whichever is greater.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, we are also required to comply with the CCPA, the CPRA and the regulations implemented thereunder, with respect to personal information of California consumers that we collect and process, both directly and indirectly as a service provider to our customers. Other states, such as Virginia and Colorado, have also passed comprehensive privacy laws, and similar laws are being considered in several other states, as well as at the federal and local levels. Moreover, under various privacy laws and other obligations, we may be required to obtain certain consents to process personal data. Our inability or failure to do so could result in adverse consequences.

Under the GDPR and/or the CPRA, as well as similar data protection regulations implemented in other jurisdictions, we are required to maintain appropriate technical and organizational measures to ensure the security and protection of personal data and information, and we must comply (either directly or indirectly in support of our customers’ compliance efforts, as provided for in our contracts with customers) with a number of requirements with respect to individuals whose personal data or information we collect and process, including, among others, notification requirements and requirements to comply with requests from individuals to (i) opt out of collection, processing and/or sale of their data or information, (ii) delete their data or information, and (iii) receive copies of and other information regarding our collection and processing of their data or information.

We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, certain privacy laws, such as the GDPR and the CCPA, require our customers to impose specific contractual restrictions on their service providers. Additionally, some of our customer contracts require us to host personal data locally. We also publish privacy policies, marketing materials and other statements, such as compliance with certain certifications or self-regulatory principles, regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.

To the extent applicable to our business or the businesses of our customers, these obligations could have negative effects on our business, including by increasing our costs and operating expenses, and delaying or impeding our deployment of new core functionality and products. Compliance with these obligations requires significant management time and attention, and failure to comply could result in government enforcement actions (e.g., investigations, inspections, etc.), negative publicity, litigation (including class action claims), subject us to contractual liability, fines or penalties, additional reporting requirements and/or oversight or result in demands that we modify or cease existing business practices (including bans on processing personal data or orders to destroy personal data). In addition, the costs of compliance with, and other burdens imposed by, such laws, regulations and industry standards may adversely affect our customers’ ability or desire to collect, use, process and store personal information using our software solutions, which could reduce overall demand for them. Even the perception of privacy and data security concerns, whether or not valid, may inhibit market acceptance of our software solutions in certain markets. Furthermore, privacy and data security concerns may cause our customers’ customers, vendors, employees and other industry participants to resist providing the personal information necessary to allow our customers to use our products and services effectively. Any of these outcomes could adversely affect our business and operating results.

Finally, governments and regulators in certain jurisdictions, including Europe, are increasingly seeking to regulate the use, transfer and other processing of non-personal information (for example, under the European Union’s Data Act), an area which has typically been the subject of very limited or no specific regulation. This means that, if and to the extent such regulations are relevant to our operations or those of our customers, certain of the risks and considerations outlined herein may apply equally to our processing of both personal and non-personal information.

Tax authorities in the United States and in foreign jurisdictions may successfully assert that we, including our acquired companies, should have collected, or in the future should collect, sales, use, value added, or similar taxes, and we could be subject to substantial liabilities with respect to past or future transactions, which could adversely affect our results of operations.

We conduct operations in multiple tax jurisdictions throughout the United States. In many of these jurisdictions, non-income-based taxes, such as sales and use taxes, are assessed on our operations. Our customers agree to pay the use taxes in the states and other jurisdictions where our services are subject to sales or use tax. As a result, we have not billed or collected these taxes and, in accordance with generally accepted accounting principles in the United States, we have not recorded a provision for our tax exposure in these jurisdictions. In the event these jurisdictions challenge our approach or our customers do not satisfy the sales or use tax obligation, such jurisdictions may assert tax assessments, penalties and/or interest against us, which could adversely affect our business, results of operations and financial condition.

In addition, we conduct operations outside of the United States, including in Israel and parts of Europe. These foreign jurisdictions have complex tax laws and regulations, and we may be subject to future uncertainties as a result of historical tax positions taken by us or our acquired companies. While we believe we have taken proper tax positions, as reflected in our financial statements herein, foreign tax authorities may challenge certain tax positions we or our acquired companies have taken historically, or may take in the future. For example, Veritone, Inc. acquired PandoLogic, Inc., the United States subsidiary of PandoLogic Ltd., in 2022, and as a result, created certain tax liabilities within Israel associated with the deemed tax attributes of this transaction. While we believe we have properly accrued for estimated tax obligations due to Israel and the United States, we cannot be certain the Israeli or the U.S. tax authorities will agree with our calculated tax impact. As a result, our tax positions may be challenged in the future, and subject to local-, state- and country-specific audits and inquiries, the outcomes of which could differ materially from our estimates. Incurring any such tax liabilities (including related penalties and interest) could materially adversely affect our business and financial condition.

We currently benefit from certain tax incentives extended by the government of Israel that are designed to encourage investment and development of technology in Israel but which require recipients to meet certain conditions, including development milestones and other requirements. If we fail to satisfy such requirements, we may lose certain tax incentives, resulting in additional income tax expenses.

Recent and proposed laws regarding the use of facial recognition technology, the processing of biometric data, and the use of AI, automated decision-making and machine learning technologies could have a material adverse effect on demand for certain of our products.

Certain of our Software Products & Services, particularly our IDentify face matching application for law enforcement agencies, utilize facial recognition technology. Facial recognition technology has been the subject of increasing concern and criticism, including over the potential for the technology to misidentify individuals as criminal suspects, and to be used in ways that infringe on individual rights. Numerous legislative proposals have been introduced to ban or restrict the use of the technology by certain governmental agencies, and several U.S. cities, including San Francisco, California, Oakland, California and Somerville, Massachusetts, have enacted such bans. Although some jurisdictions are re-evaluating the breadth of such bans, where any ban or restriction on the use of facial recognition technologies by governmental agencies have been or may be enacted, potential government customers for our IDentify solution may be prohibited from or restricted in using the technology. If such bans or restrictions are enacted in a significant number of jurisdictions, it would have a material adverse effect on the market for software solutions that utilize facial recognition technology, including our IDentify solution.

We also offer facial recognition technologies to non-governmental customers. Data privacy laws have been enacted or introduced in a number of jurisdictions that regulate the processing of biometric data, including facial images in facial recognition systems, by non-governmental actors. For example, the Illinois Biometric Information Privacy Act (“BIPA”) regulates the collection, use, safeguarding, and storage of biometric information. BIPA provides for substantial penalties and statutory damages and have generated significant class action activity; the cost of litigating and settling any claims that we have violated the BIPA or similar laws could be significant. As another example, certain comprehensive U.S. state privacy laws, such as Virginia’s Consumer Data Protection Act, require covered businesses to obtain affirmative consumer consent before processing biometric data and other sensitive data. Additionally, under the GDPR, use of biometric data for the purpose of uniquely identifying a natural person constitutes the processing of a special category of personal data, to which heightened standards, requirements and regulatory and individual scrutiny apply. The processing of biometric data for such purposes is prohibited unless one of a very limited and specific set of conditions is satisfied (such as explicit consent of the data subject). Effective compliance in this area (including in the context of use of certain of our products) can be highly challenging, and we are reliant on our customers to ensure that such a condition is satisfied when they use our products to identify someone. Provision of such technologies in compliance with the GDPR is highly challenging and may mean we are unable to provide certain of our products in certain jurisdictions. Such laws may limit the demand for our aiWARE platform for non-governmental use cases that utilize facial recognition technology, which could adversely impact our ability to grow our business in those areas.

In addition, AI, automated decision making, and machine learning technologies are increasingly subject to regulatory scrutiny for their potentially discriminatory effects. For example, in Europe, there is a proposed regulation related to AI that, if adopted, could impose onerous obligations related to the use of AI-related systems. The proposed Regulation on Artificial Intelligence designates certain AI technologies as high risk and subject to numerous onerous compliance obligations; the regulation also imposes a prohibition of the use of ‘real-time’ biometric identification systems in publicly accessible spaces by law enforcement authorities or on their behalf unless very limited exceptions apply. Additionally, several U.S. jurisdictions have enacted measures related to the use of AI in products and service. For example, New York City passed a law to regulate the use of automated employment decision tools by employers and employment agencies. Certain of these laws are likely to be materially unfavorable to our interests and/or inconsistent with our existing operations, policies, practices or plans (or may be interpreted as such).

Given that AI, automated decision making and machine learning technologies are core to our business, any increased regulation over these technologies could significantly complicate compliance efforts, increase legal risk and compliance costs for us, the third parties upon whom we rely, and our customers, increase our cost of doing business, impede or prevent our growth plans (including into Europe), require us to change our business operations at significant cost, and, in turn, reduce demand for our products.

Risks Related to the Ownership of Our Securities and Our Public Company Operations

Our common stock price has been extremely volatile and could continue to fluctuate widely in price, which could result in substantial losses for investors.

The market price of our common stock has been, and we expect will continue to be, subject to extreme fluctuations over short periods of time. For example, the closing price of our common stock has ranged from a low of $4.85 to a high of $19.77 during the 12-month period ended February 28, 2023. Prior to that, from the completion of our initial public offering (“IPO”) on May 12, 2017 through February 28, 2022, the closing price of our common stock has ranged from a low of $1.52 to a high of $65.91. These fluctuations may be due to various factors, many of which are beyond our control, including:

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
•
changes in earnings estimates or recommendations by securities analysts; and
•
general economic and market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

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

As a public company, we are required to comply with the Sarbanes-Oxley Act and related rules implemented by the SEC. The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. This report must contain, among other things, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. In addition, because we ceased to be an emerging growth company as of December 31, 2022, we are required to have our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting in this annual report on Form 10-K.

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

We have identified material weaknesses in our internal control over financial reporting. If we are unable to develop and maintain effective internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us, materially and adversely affect our business and operating results and expose us to potential litigation.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected and corrected on a timely basis.

Management previously identified that a material weakness in internal control over financial reporting existed relating to the appropriate oversight and sufficient review of the work performed by third-party specialists on our behalf and the coordination of work being performed by more than one specialist. Such third-party specialists were used in the preparation of (i) our valuation of Contingent Consideration, (ii) our valuation of certain identified intangible assets and (iii) our purchase price allocation pursuant to ASC 805, Business Combinations, in connection with our acquisition of PandoLogic Ltd. The material weakness resulted in the restatement of the unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2022 and immaterial misstatements to the consolidated financial statements for the year ended December 31, 2021. Additionally, this material weakness could have resulted in a misstatement of certain accounting estimates or disclosures that would have resulted in a material misstatement of our annual consolidated financial statements that would not have been prevented or detected on a timely basis.

Management has also identified a material weakness in internal control over financial reporting relating to information technology general controls (“ITGCs”) in the areas of user access and change-management over certain information technology (“IT”) systems that support our financial reporting processes. Our business process automated and manual controls that are dependent on the affected ITGCs were also deemed ineffective because they could have been adversely impacted. These control deficiencies were a result of user access and change management processes over certain IT systems. Although this material weakness did not result in any identified misstatements to the financial statements and there were no changes to previously released financial results, this material weakness could have resulted in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected on a timely basis.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate any existing material weakness. These remediation measures may be time consuming and costly and there is no assurance that these measures will ultimately have the intended effects.

In order to remediate the material weakness relating to appropriate oversight and sufficient review of the work performed by third-party specialists on our behalf and the coordination of work being performed by more than one specialist, we have implemented financial reporting control changes to address the material weakness relating to the process for evaluating the qualifications of third-party specialists, defining the scope of work to be performed by such specialists and reviewing all estimates and other work product prepared by specialists in September 2022. Management has taken steps to enhance our evaluation of the qualifications of third-party specialists, more accurately define the scope of work to be performed by such specialists and improve the review process for all estimates and other work product prepared by such specialists, including a detailed review of all such specialists’ work by our employees with the appropriate level of experience and knowledge to review the specialists’ work for compliance with accounting standards. During the third and fourth quarters of 2022, we completed our testing of the operating effectiveness of the implemented controls and found them to be effective. As a result, we have concluded this material weakness has been remediated as of December 31, 2022.

In order to remediate the material weakness relating to ITGCs, management is taking remediation actions including: (i) developing and enhancing IT compliance oversight capabilities with specific focus over identification and execution of appropriate ITGCs; (ii) developing a training program addressing ITGCs and policies, including educating control owners concerning the principles and requirements of each control, with a focus on those related to user access and change management over IT systems impacting financial reporting; (iii) developing and maintaining documentation of underlying ITGCs to promote knowledge transfer upon personnel and function changes; and (iv) implementing an IT management review and testing plan to monitor ITGCs with a specific focus on systems supporting our financial reporting processes. To further remediate the existing material weakness identified herein, the management team, including the Chief Executive Officer and Chief Financial Officer, have reaffirmed and re-emphasized the importance of internal controls, control consciousness and a strong control environment.

If we are not able to remediate the existing material weakness, or if we identify any new material weaknesses in the future, we may be unable to maintain compliance with the requirements of securities laws, stock exchange listing rules, or debt instrument covenants regarding timely filing of information; we could lose access to sources of capital or liquidity; and investors may lose confidence in our financial reporting and our stock price may decline as a result. Though we are taking steps to remediate the material weakness, we cannot be assured that the measures we have taken to date, or any measures we may take in the future, will be sufficient to remediate the material weakness or avoid potential future material weaknesses.

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

We are a “smaller reporting company” under the U.S. federal securities laws, and the reduced reporting requirements applicable to smaller reporting companies could make our common stock less attractive to investors.

We are a “smaller reporting company,” and prior to December 31, 2022, we were an “emerging growth company” under U.S. federal securities laws. For as long as we continue to be a smaller reporting company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not smaller reporting companies, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. Furthermore, in prior years, as an emerging growth company, we took advantage of exemptions from further reporting requirements including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and exemptions from the requirements of holding a non-binding advisory vote on executive compensation. Investors may not find our common stock attractive because we may rely on these exemptions and reduced disclosures. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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
•
requiring all stockholder actions to be taken at a meeting of our stockholders (i.e., no provision for stockholder action by written consent); and
•
establishing advance notice requirements for nominations for election to the Board or for proposing matters that can be acted upon by stockholders at stockholder meetings.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive offices are located in Denver, Colorado, which we lease under a lease expiring on September 30, 2023.

In addition to our principal executive offices, we lease office space in Irvine, California; New York, New York; and Herzliya, Israel.

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

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders

Our common stock is listed on the NASDAQ under the ticker symbol “VERI.” As of March 10, 2023, we had 47 holders of record of our common stock based upon the records of our transfer agent, which do not include beneficial owners of common stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

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

None.

Purchases of Equity Securities

None.

Performance Graph

As a smaller reporting company, we are not required to provide the performance graph required by Item 201(e) of Regulation S-K.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read together with, and is qualified in its entirety by reference to the consolidated financial statements and related notes that are included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed under “Item 1A. Risk Factors” of Part I of this Annual Report on Form 10-K and our other filings with the Securities and Exchange Commission (“SEC”), including future SEC filings. See “Cautionary Note Regarding Forward-Looking Statements.”

Overview

We are a provider of AI solutions, powered by our proprietary AI operating system, aiWARE™, to deliver differentiated products and solutions to our Commercial Enterprise and Government & Regulated Industries customers.

During the year ended December 31, 2022, we generated revenue of $149.7 million as compared to $115.3 million during the year ended December 31, 2021. Our Software Products & Services grew 42% year over year and represented 56% and 51% of our consolidated revenue in the years ended December 31, 2022 and 2021, respectively, and our Managed Services grew 17% year over year, and represented 44% and 49% of our consolidated revenue in the years ended December 31, 2022 and 2021, respectively. During the years ended December 31, 2022 and 2021, our largest customer represented approximately 25% and 30% of our consolidated revenue, respectively.

Recent Developments

In November 2021, we completed an offering of convertible senior notes in which we issued, at par value, $201.25 million aggregate principal amount of 1.75% convertible senior notes due 2026 (the “Convertible Notes”). In December 2022, we repurchased $60.0 million aggregate principal amount of the Convertible Notes at approximately sixty-five percent (65%) of par (the "Repurchase Transaction"), generating a cash gain of approximately $21.0 million. After the completion of the Repurchase Transaction, we recorded a net $19.1 million debt extinguishment gain and, as a result of the Repurchase Transaction, we have $141.3 million in aggregate principal amount of the Convertible Notes remaining outstanding.

Throughout 2022, we made several acquisitions, including an influencer-based management company in March, a company specializing in the creation of personalized synthetic voices called VocaliD in June, and the assets of Vision Semantics Limited, a U.K.-based company focused on AI-powered video analytics and surveillance software solutions in August (collectively, the "2022 Acquisitions"). The aggregate purchase consideration of the 2022 Acquisitions was $11.2 million, which consisted of cash payments of $4.8 million at closing, stock of $1.9 million, future earnout payments up to $4.5 million, and deferred cash payments to be made in 2023 and 2024 totaling $4.7 million, net of other purchase price adjustments of $0.3 million.

In September 2022, we and the legacy shareholders of PandoLogic entered into an amendment (the “Amendment”) to the PandoLogic Merger Agreement. The Amendment provides that the 2022 PandoLogic Earnout will be no less than $10.8 million (the “Minimum 2022 Earnout Amount”), payable with a target of approximately 67% in cash and 33% in stock calculated at a price of $20.52 per share, irrespective of the actual financial performance of PandoLogic for the 2022 PandoLogic Earnout period. In exchange for the Minimum 2022 Earnout Amount, the Amendment further provides that certain restrictive operational covenants and obligations imposed on us during the 2022 PandoLogic Earnout period would terminate as of the date of the Amendment and provides for the early release of certain escrow funds to us and to the paying agent for further distribution to the certain PandoLogic shareholders and employees under the PandoLogic Merger Agreement. The Amendment also provides for releases as to certain matters related to the PandoLogic Merger Agreement and the Amendment.

Effective December 31, 2022, Chad Steelberg resigned as our Chief Executive Officer and, effective January 1, 2023, our Board of Directors appointed Ryan Steelberg as President and Chief Executive Officer of the Company ("CEO"). Chad Steelberg will continue to provide services to us in his role as Chairman of the Board of Directors and as a consultant to the

Company. In January 2023, we entered into new employment agreements with Ryan Steelberg and Michael L. Zemetra, our Chief Financial Officer.

On January 4, 2023, we entered into a consulting agreement (the “Consulting Agreement”) with Steel Holdings, LLC, an entity affiliated with Chad Steelberg. Pursuant to the Consulting Agreement, we retained Chad Steelberg as a consultant to provide ongoing transition services related to Ryan Steelberg’s appointment as CEO and to manage and oversee the further development of our aiWARE platform.

On January 31, 2023, we announced strategic cost reduction initiatives with the aim of achieving net annualized savings of $12 to $15 million over the course of fiscal 2023. As part of this initiative, we engaged in a headcount reduction during the first quarter of 2023. In addition, we plan to divest our energy group in the first half of 2023, and we intend to reduce and consolidate expenses tied to software, outside services, and cloud-based processing throughout 2023.

Opportunities, Challenges and Risks

In 2022 and 2021, we derived our revenue primarily through our Commercial Enterprise customers, and secondarily, through our Government & Regulated Industries customers.

We are a leader in AI-based Software Products & Services. Our proprietary AI operating system, aiWARE, uses machine learning algorithms, or AI models, together with a suite of powerful applications, to reveal valuable insights from vast amounts of structured and unstructured data. In addition to the 42% increase in our Software Products & Services during the year ended December 31, 2022 as compared to the prior year, we have also demonstrated our ability to grow our AI-based Managed Services, with our revenue from these Managed Services increasing by 17% during the year ended December 31, 2022 as compared to the prior year. Historically, we have derived a large portion of our Software Products & Services revenue from applications we internally developed from our aiWARE platform and actively sold across various customers, but our growth in 2022 was driven by the inclusion of PandoLogic in our financial results for the entirety of 2022 as compared to 2021 when we acquired PandoLogic in September 2021. Beginning in the second half of 2021, we realigned our organization to also focus on enterprise sales and opportunities across existing and newer markets. While management believes there is a substantial opportunity to increase revenue longer term, current economic conditions have negatively impacted our business operations and financial results, and there is no certainty that any future investments, which could be significant and include future potential acquisitions, will result in significant enterprise revenue realization or revenue growth when compared with historical revenue. Nevertheless, we continue to see significant opportunities for growth in our Software Products & Services and our aiWARE platform sales to existing and newly acquired customers, and where our AI solutions could add tremendous value in content creation and distribution, including in the news, television and film industries.

We believe there will be significant near and long-term opportunities for revenue growth from Government & Regulated Industries markets due to customer adoption of our products and services related to AI technologies and more recently with our official Authorization to Operate, or ATO, of our aiWARE platform across the entire U.S. Department of Justice and progress with the Joint Artificial Intelligence Commission (“JAIC”) and Department of Defense (“DOD”). However, many enterprise-level opportunities with Government & Regulated Industries customers can involve long sales cycles, during which we must invest significant time and resources without a guarantee of success. We may seek to acquire businesses with deep relationships and greater scale within the U.S. government and within regulated industries to further accelerate our pursuit of the growth opportunities we see in this market.

During the second half of 2020, we launched our Veritone energy solutions as part of our Government & Regulated Industries solutions to help utilities increase profitability and improve grid reliability as they make the transition to renewables. Today, our energy solutions are in production at a major utility and being deployed across global manufactures. While we believe our energy solutions have significant long term value, our aiWARE platform is in the early stages of deployment in this market, and given the current macroeconomic environment, coupled with the fact that we will need to continue making significant investments in product, sales and engineering to further develop current and future solutions, we have elected to divest our energy group in the first half of 2023.

Growing our existing and new Software Products & Services customer base is critical for our success. During the year ended December 31, 2022, ending Software Products & Services customers grew to 642, a 21% increase year over year. While our overall customer growth has been significant, we did experience a slowdown in our Average Annual Revenue (AAR) per customer (as defined and discussed below under “—Non-GAAP Financial Measures”) beginning in our second quarter of 2022, which was principally driven by the reduction in hiring consumption from our largest customer, Amazon. For the large part of 2021 through the first quarter of 2022, Amazon utilized our hiring platform to support its growth during the COVID-19 pandemic. In the beginning in the second quarter of 2022, the COVID-19 pandemic improved and many consumers returned to in person experiences, including for shopping. As a result, Amazon substantially slowed its hiring efforts around its warehouse and distribution services throughout the remainder of 2022, and created significant fluctuations in our quarterly results in 2022. While we do not expect the same level of fluctuation from Amazon in 2023 as compared to 2022, given Amazon’s high concentration of revenue on our consolidated results, our revenue results may continue to fluctuate significantly year over year based upon its hiring patterns. To reduce this risk, we continue to aggressively invest in existing and growing new customers. We also grew PandoLogic’s customer base as of December 31, 2022 by 22% year over year. Additionally, PandoLogic’s non-volume hiring revenue for the year ended December 31, 2022, which excludes Amazon, grew over 75% year over year.

Additionally, and as a result of the recent pullback in the macroeconomic environment caused by high inflation, rising interest rates and recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures, we expect some of our customers may reduce advertising spending across our managed services in 2023 when compared to same periods in the prior year. In addition, if the U.S. government officially declares the U.S. is in a recession in 2023, we may see additional declines in existing and new customers consumption of our Software Products & Services. To mitigate against these risks, we have been investing aggressively in existing customers and acquiring new customers, and more recently announced certain cost reduction initiatives in the first quarter of 2023. As a result of continuing to diversify our customer base and increase sales within our existing customer base, we intend to continue to increase our sales and marketing spending in the near term as compared to the trailing twelve months; however, these increased investments will be somewhat offset by our 2023 cost reduction initiatives.

We believe our Software Products & Services will extend the capabilities of many third-party software platforms and products that are widely used today. For example, we believe that, when integrated with aiWARE, our hiring solutions customers will be given greater visibility and transparency in their hiring processes. In addition, we have historically integrated aiWARE across many platforms, including Alteryx, Snowflake and the NVIDIA® CUDA® GPU-based platform, enabling dramatic increases in aiWARE’s processing speed and providing a wide range of new use cases for our technology. We are in the process of developing and marketing more specific use cases for these and future integrations, which we believe will open up new markets for our products and accelerate our long term revenue growth opportunities.

For the year ended December 31, 2022, our total revenues increased to $149.7 million compared to $115.3 million for the year ended December 31, 2021, an increase of 30%. For the year ended December 31, 2022, our total loss from operations decreased to $38.0 million compared to $61.4 for the year ended December 31, 2021, a decrease of 38%. For the year ended December 31, 2022, our non-GAAP gross margin (calculated as described in “Non-GAAP Financial Measures” below) improved to approximately 82% compared with approximately 81% for the year ended December 31, 2021, driven by growth of new customers across our Software Products & Services and the inclusion of a full year of our hiring solutions revenue results, which collectively generated incremental non-GAAP gross margins in excess of 80% during the year ended December 31, 2022. Our non-GAAP gross margin is impacted significantly by the mix of our Software Products & Services and our Managed Services revenue in any given period because our Managed Services revenue typically has a lower overall non-GAAP gross margin than our Software Products & Services revenue. Our non-GAAP gross profit (see “Non-GAAP Financial Measures” below) is also dependent upon our ability to grow our revenue by expanding our customer base and increasing business with existing customers, and to manage our costs by negotiating favorable economic terms with cloud computing providers such as AWS and Microsoft Azure. While we are focused on continuing to improve our non-GAAP gross profit, our ability to attract and retain customers to grow our revenue will be highly dependent on our ability to implement and continually improve upon our technology and services and improve our technology infrastructure and operations as we experience increased network capacity constraints due to our growth.

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

We expect to continue pursuing a strategy of acquiring companies to help accelerate our organic growth. We believe there are strategic acquisition targets that can accelerate our entry into and expand our existing market share in key strategic markets, as well as our ability to grow our business. As a result, we will continue to prioritize corporate development efforts throughout 2023. Our acquisition strategy is threefold: (i) to increase the scale of our business in markets we are in today, (ii) to accelerate growth in new markets and product categories, including expanding our existing engineering and sales resources, and (iii) to accelerate the adoption of aiWARE as the universal AI operating system through venture or market-driven opportunities.

During the year ended December 31, 2022, we reported a net loss of $25.6 million as compared to a net loss of $64.7 million during the year ended December 31, 2021. During the year ended December 31, 2022, we reported a non-GAAP net loss of $15.9 million as compared to non-GAAP net income of $6.8 million during the year ended December 31, 2021. To continue to grow our revenue, we will continue to make targeted investments in people, namely software engineers and sales personnel. For example, our net headcount grew approximately 24% since the beginning of 2022. In addition, during the year ended December 31, 2022 we made substantial investments in our existing employee base, including higher annual raises and increased benefits, in order to compete in a challenging and constrained labor environment. Lastly, we made investments in our corporate infrastructure, including new ERP and workforce systems to help us better manage the scale and growth of our business. However, considering the current challenging macro-economic environment in the first half of 2023, we have made and are continuing to make significant cost reductions to our operating structure to better streamline our business and prioritization around our growth and corresponding investments. These cost reduction initiatives began in the latter half of 2022 and will continue through the first half of 2023, and include reductions in workforce and certain legacy operating costs, as well as the divestiture of our energy group. As a result of these initiatives, we believe we will be able to accelerate our pathway toward long term profitability.

In the years ended December 31, 2022 and 2021, substantially all of our revenue was derived from customers located in the United States. We believe that there is a substantial opportunity over time for us to expand our service offerings and customer base in countries outside of the United States. In the long term, we plan to expand our business further internationally in places such as Europe, Asia Pacific and Latin America, and as a result, we expect to continue to incur significant incremental upfront expenses associated with these expansion opportunities.

Impact of the COVID-19 Pandemic and Current Global Economic Conditions

The COVID-19 outbreak emerged in late 2019 and was declared a global pandemic by the World Health Organization in March 2020. The continuing COVID-19 pandemic has had, and will likely continue to have, a severe negative impact on the global economy. The ultimate impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows is dependent on future developments, including the duration of the pandemic in other countries such as China, the impact on the businesses of our customers, and the duration of the resulting negative macroeconomic conditions, all of which are uncertain and are difficult to predict at this time.

In addition to continued market disruptions caused by the COVID-19 pandemic, global economic and business activities continue to face widespread macroeconomic uncertainties, including labor shortages, inflation and monetary supply shifts, recession risks and disruptions from the Russia-Ukraine conflict. The extent of the impact of these factors on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, and the impact on our customers, partners and employees, all of which are uncertain and cannot be predicted. These global economic conditions and any continued or new disruptions caused by these conditions may negatively impact our business in a number of ways. For example, our hiring solutions are sold to businesses whose financial conditions fluctuate based on general economic and business conditions, particularly the overall demand for labor and the economic health of current and prospective employers. In fiscal 2021, the COVID-19 pandemic forced certain technology and ecommerce companies, like Amazon, to increase hiring to meet increased demand. This in turn increased the overall consumption and use of our hiring solutions, and corresponding revenue. In fiscal 2022, with the easing of COVID-19 restrictions and higher inflation worldwide, demand for certain ecommerce services declined. As a result, companies adversely impacted by this shift in consumer behavior, including Amazon, experienced a decline in the demand for hiring and the consumption of our hiring solutions and corresponding revenue declined.

To the extent that economic uncertainty or attenuated economic conditions cause our customers and potential customers to freeze or reduce their headcount as we experienced throughout 2022, and reduce their advertising spending, demand for our products and services may be negatively affected in 2023 and beyond. These adverse economic conditions could also result in reductions in sales of our applications, longer sales cycles, reductions in contract duration and value, slower adoption of new technologies and increased price competition. In addition, economic recessions have historically resulted in overall reductions in spending on software and technology solutions as well as pressure from customers and potential customers for extended billing terms. If economic, political, or market conditions deteriorate, or if there is uncertainty around these conditions, our customers and potential customers may elect to decrease their software and technology solutions budgets by deferring or reconsidering product purchases, which would limit our ability to grow our business and negatively affect our operating results. Any of these events would likely have an adverse effect on our business, operating results and financial position.

Non-GAAP Financial Measures

In evaluating our cash flows and financial performance, we use certain non-GAAP financial measures, including “Pro Forma Revenue,” “Average Annual Revenue (AAR),” “non-GAAP gross profit,” “non-GAAP gross margin,” “Non-GAAP net loss (pro forma),” “non-GAAP net income (loss),” and “non-GAAP net income (loss) per share.” Pro Forma Revenue includes historical Software Products & Services revenue from the past six fiscal quarters of each of Veritone, Inc. and PandoLogic Ltd. (unaudited) and presents such revenue on a combined pro forma basis treating PandoLogic Ltd. as owned by Veritone, Inc. since January 1, 2021. Average Annual Revenue (AAR) is calculated as the aggregate of trailing twelve-month Software Products & Services Pro Forma Revenue divided by the average number of customers over the same period for both Veritone, Inc. and PandoLogic Ltd. Non-GAAP gross profit is the Company’s revenue less its cost of revenue. Non-GAAP gross margin is defined as Non-GAAP gross profit divided by revenue. Non-GAAP net loss (pro forma) is the Company’s net loss excluding the items set forth below presented on a combined pro forma basis treating PandoLogic Ltd. as owned by Veritone, Inc. since January 1, 2021. Non-GAAP net income (loss) and non-GAAP net income (loss) per share is the Company’s net income (loss) and net income (loss) per share, adjusted to exclude interest expense, provision for income taxes, depreciation expense, amortization expense, stock-based compensation expense, changes in fair value of warrant liability, changes in fair value of contingent consideration, a reserve for state sales taxes, charges related to a facility sublease, gain on sale of asset, warrant expense, acquisition and due diligence costs, and severance and executive search costs. The results for non-GAAP net income (loss), are presented below for the years ended December 31, 2022 and 2021. The items excluded from these non-GAAP financial measures, as well as a breakdown of GAAP net loss, non-GAAP net income (loss) and these excluded items between our Core Operations and Corporate, are detailed in the reconciliation below.

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

Reconciliation of GAAP net loss to Non-GAAP net loss

(in thousands)
	Year Ended December 31,
	2022			2021
	Core Operations(1)	Corporate(2)	Total	Core Operations(1)	Corporate(2)	Total
Net income (loss)	$(19,027)	$(6,530)	$(25,557)	$8,298	$(72,970)	$(64,672)
Provision for income taxes	1,805	504	2,309	2,658	86	2,744
Depreciation and amortization	21,936	557	22,493	8,984	426	9,410
Stock-based compensation expense	10,138	8,977	19,115	6,575	33,488	40,063
Change in fair value of contingent consideration	—	(22,721)	(22,721)	—	12,074	12,074
State sales tax reserve	—	—	—	—	306	306
Interest expense, net	—	4,350	4,350	—	493	493
Gain on debt extinguishment	—	(19,097)	(19,097)	—	—	—
Acquisition and due diligence costs	—	2,688	2,688	—	2,698	2,698
Charges related to sublease	—	—	—	—	3,367	3,367
Severance and executive search	512	28	540	—	349	349
Non-GAAP Net Income (Loss)	$15,364	$(31,244)	$(15,880)	$26,515	$(19,683)	$6,832

(1) Core operations consists of our consolidated Software Products & Services and Managed Services that include our content licensing and advertising services, and their supporting operations, including direct costs of sales as well as operating expenses for sales, marketing, and product development and certain general and administrative costs dedicated to these operations.

(2) Corporate consists of general and administrative functions such as executive, finance, legal, people operations, fixed overhead expenses (including facilities and information technology expenses), other income (expenses) and taxes, and other expenses that support the entire company, including public company driven costs.

For the year ended December 31, 2022, our total loss from operations decreased to $38.0 million compared to $61.4 for the year ended December 31, 2021. The following tables set forth the calculation of our non-GAAP gross profit and non-GAAP gross margin, followed by a reconciliation of non-GAAP to GAAP financial information presented in our consolidated financial statements for years ended December 31, 2022 and 2021.

(dollars in thousands)	Year Ended December 31,
	2022	2021
Revenue	$149,728	$115,305
Cost of revenue	27,432	22,129
Non-GAAP gross profit	122,296	93,176
Non-GAAP gross margin	81.7%	80.8%

	Year Ended December 31,
	2022	2021
Revenue	$149,728	$115,305
Cost of revenue	27,432	22,129
Non-GAAP gross profit	122,296	93,176

GAAP cost of revenue	27,432	22,129
Stock-based compensation expense	(116)	(116)
Non-GAAP cost of revenue	27,316	22,013

GAAP sales and marketing expenses	51,345	28,935
Stock-based compensation expense	(2,263)	(1,716)
Severance and executive search	(86)	(236)
Non-GAAP sales and marketing expenses	48,996	26,983

GAAP research and development expenses	43,589	25,075
Stock-based compensation expense	(5,056)	(3,217)
Severance and executive search	(198)	(14)
Non-GAAP research and development expenses	38,335	21,844

GAAP general and administrative expenses	44,177	91,667
Depreciation	(1,313)	(538)
Stock-based compensation expense	(11,680)	(35,014)
Change in fair value of contingent consideration	22,721	(12,074)
Charges related to sublease	—	(3,367)
State sales tax reserve	—	(306)
Acquisition and due diligence costs	(2,688)	(2,698)
Severance and executive search	(256)	(99)
Non-GAAP general and administrative expenses	50,961	37,571

GAAP amortization	(21,180)	(8,872)

GAAP loss from operations	(37,995)	(61,373)
Total non-GAAP adjustments (1)	22,115	68,267
Non-GAAP income (loss) from operations	(15,880)	6,894

GAAP other income (expense), net	14,747	(600)
Gain on debt extinguishment	(19,097)	—
Interest expense, net	4,350	538
Non-GAAP other expense, net	0	(62)

GAAP loss before income taxes	(23,248)	(61,973)
Total non-GAAP adjustments (1)	7,368	68,805
Non-GAAP income (loss) before income taxes	(15,880)	6,832

Income tax provision	2,309	2,699

GAAP net loss	(25,557)	(64,672)
Total non-GAAP adjustments (1)	9,677	71,504
Non-GAAP net income (loss)	$(15,880)	$6,832

Shares used in computing non-GAAP basic net income (loss) per share	36,034	33,298
Shares used in computing non-GAAP diluted net income (loss) per share	36,034	43,928
Non-GAAP basic net income (loss) per share	$(0.44)	$0.21
Non-GAAP diluted net income (loss) per share	$(0.44)	$0.16

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

Software Products & Services Supplemental Financial Information

The following table sets forth the results for each of our Software Products & Services supplemental financial information.

	Quarter Ended
	Mar 31,	Jun 30,	Sept 30,	Dec 31,	Mar 31,	Jun 30,	Sept 30,	Dec 31,
	2021	2021	2021	2021	2022	2022	2022	2022
Software Revenue - Pro Forma (in 000's) (1)	$10,183	$20,072	$21,860	$40,223	$18,167	$18,379	$20,812	$27,220
Ending Software Customers (2)	385	419	433	529	559	594	618	642
Average Annual Revenue (AAR) (in 000's) (3)	$199	$203	$208	$209	$207	$187	$170	$140
Total New Bookings (in 000's) (4)	$2,442	$4,896	$3,356	$8,317	$9,574	$14,658	$16,548	$20,047
Gross Revenue Retention (5)	>90%	>90%	>90%	>90%	>90%	>90%	>90%	>90%

(1) “Software Revenue - Pro Forma” includes historical Software Products & Services revenue from the past eight (8) fiscal quarters of each of Veritone, Inc. and PandoLogic (unaudited) and presents such revenue on a combined pro forma basis treating PandoLogic as owned by Veritone, Inc. since January 1, 2021.

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

The following table sets forth the reconciliation of pro forma revenue to revenue and the calculation of AAR.

	Quarter Ended
	Mar 31,	Jun 30,	Sept 30,	Dec 31,	Mar 31,	Jun 30,	Sept 30,	Dec 31,
	2021	2021	2021	2021	2022	2022	2022	2022
Software Products & Services Revenue	$4,685	$5,580	$9,027	$40,223	$18,167	$18,379	$20,812	$27,220
PandoLogic Revenue (1)	5,498	14,492	12,833	—	—	—	—	—
Software Revenue - Pro Forma	$10,183	$20,072	$21,860	$40,223	$18,167	$18,379	$20,812	$27,220
Managed Services Revenue	13,610	13,626	13,628	14,926	16,240	15,856	16,384	16,670
Total Pro Forma Revenue	$23,793	$33,698	$35,488	$55,149	$34,407	$34,235	$37,196	$43,890

	Trailing Twelve Months Ended
	Mar 31,	Jun 30,	Sept 30,	Dec 31,	Mar 31,	Jun 30,	Sept 30,	Dec 31,
	2021	2021	2021	2021	2022	2022	2022	2022
Software Products & Services Revenue	$15,439	$18,017	$23,693	$59,515	$72,997	$85,796	$97,581	$84,578
PandoLogic Revenue (1)	50,283	57,262	59,292	32,824	27,325	12,833	—	—
Software Revenue - Pro Forma	$65,722	$75,279	$82,985	$92,339	$100,322	$98,629	$97,581	$84,578
Managed Services Revenue	43,845	52,019	53,279	55,789	58,419	60,546	63,406	65,150
Total Pro Forma Revenue	$109,567	$127,298	$136,264	$148,128	$158,741	$159,175	$160,987	$149,728

Average Number of Customers - Pro Forma	330	372	399	442	485	529	575	603
Average Annual Revenue (AAR)	$199	$203	$208	$209	$207	$187	$170	$140

Managed Services Supplemental Financial Information

The following table sets forth the results for each of the key performance indicators for Managed Services.

	Quarter Ended
	Mar 31,	Jun 30,	Sept 30,	Dec 31,	Mar 31,	Jun 30,	Sept 30,	Dec 31,
	2021	2021	2021	2021	2022	2022	2022	2022
Avg billings per active Managed Services client (in 000's) (6)	$582	$622	$615	$625	$684	$736	$747	$823
Revenue during quarter (in 000's) (7)	$10,327	$9,968	$9,647	$10,857	$10,735	$9,625	$10,035	$11,074

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

Net Loss Carryforwards

As of December 31, 2022, we had federal and state income tax net operating loss carryforwards (“NOLs”) totaling approximately $172.9 million and $122.3 million, respectively. The U.S. federal and state NOLs are projected to expire beginning in 2034 and 2030, respectively, unless previously utilized. The U.S. federal NOLs generated after January 1, 2018 may be carried forward indefinitely, subject to an 80% taxable income limitation on the utilization of the carryforwards.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events that affect amounts reported in our consolidated financial statements and related notes, as well as the related disclosure of contingent assets and liabilities at the date of the financial statements. Management evaluates its accounting policies, estimates and judgments on an on-going basis. Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions and conditions. The principal estimates relate to the accounting recognition and presentation of revenue, allowance for doubtful accounts, purchase accounting, impairment of long-lived assets, the valuation of contingent consideration, the valuation of non-cash consideration received in barter transactions and evaluation of realizability, the valuation of stock awards and stock warrants and income taxes, where applicable.

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

Determining the appropriate fair values of stock options and ESPP purchase rights at the grant date requires significant judgment, including estimating the volatility of our common stock, the expected term of awards, and the derived service periods for each tranche of Performance Options. In determining fair values, we estimate volatility based on the historical volatility of our common stock along with the volatility of the peer group. In calculating estimated volatility, as the number of years of trading history for our common stock has increased, the volatility of our common stock has been given a weighting ranging from 25% to 75%, and the volatility of the peer group companies has been given a weighting ranging from 75% to 25%, with each peer company weighted equally. We will continue utilizing this combination and will periodically adjust the weightings as additional historical volatility data for our own shares of common stock becomes available.

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

We assess the likelihood that the deferred tax assets will be recovered from future taxable income and, if recovery is not more likely than not, we establish a valuation allowance to reduce the deferred tax assets to the amounts expected to be realized. Realization of the deferred tax assets is dependent on us generating sufficient taxable income in future years to obtain a benefit from the reversal of temporary differences and from net operating losses. Due to uncertainties related to the ability to utilize historical U.S. federal and state deferred tax assets in future periods, we have recorded a valuation allowance against these net deferred tax assets in the amount of $81.1 million, as of December 31, 2022. These assets consist primarily of net operating loss and tax credit carryovers and non-deductible stock-based compensation.

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

Results of Operations

The following tables set forth our results of operations for the years ended December 31, 2022 and 2021, in dollars and as a percentage of our revenue for those periods. The period-to-period comparisons of our historical results are not necessarily indicative of the results that may be expected in the future.

(dollars in thousands)	Year Ended December 31,
	2022	2021
Revenue	$149,728	$115,305
Operating expenses:
Cost of revenue	27,432	22,129
Sales and marketing	51,345	28,935
Research and development	43,589	25,075
General and administrative	44,177	91,667
Amortization	21,180	8,872
Total operating expenses	187,723	176,678
Loss from operations	(37,995)	(61,373)
Other income (expense), net	14,747	(600)
Loss before provision for income taxes	(23,248)	(61,973)
Provision for income taxes	2,309	2,699
Net loss	$(25,557)	$(64,672)

	Year Ended December 31,
	2022	2021
Revenue	100.0%	100.0%
Operating expenses:
Cost of revenue	18.3	19.2
Sales and marketing	34.3	25.1
Research and development	29.1	21.7
General and administrative	29.5	79.5
Amortization	14.1	7.7
Total operating expenses	125.4	153.1
Loss from operations	(25.4)	(53.1)
Other income (expense), net	9.8	(0.5)
Loss before provision for income taxes	(15.5)	(53.6)
Provision for income taxes	1.5	2.3
Net loss	(17.1)	(56.0)

Year Ended December 31, 2022 Compared With Year Ended December 31, 2021

Revenue

	Year Ended December 31, 2022			Year Ended December 31, 2021
	Commercial	Government &		Commercial	Government &
	Enterprise	Regulated	Total	Enterprise	Regulated	Total
Software Products & Services (1)	$80,749	$3,829	$84,578	$55,484	$4,031	$59,515
Managed Services	65,150	—	65,150	55,790	—	55,790
Revenue	$145,899	$3,829	$149,728	$111,274	$4,031	$115,305

(1) Software Products & Services consists of aiWARE revenues of $27.2 million and $21.2 million for the years ended December 31, 2022 and December 31, 2021, respectively, as well PandoLogic revenues of $57.4 million and $38.3 million for the years ended December 31, 2022 and December 31, 2021, respectively.

Commercial Enterprise

Commercial Enterprise Software Products & Services revenue increased $25.3 million, or 46%, in the year ended December 31, 2022 compared to the prior year due primarily to our acquisition of PandoLogic in September 2021, coupled with expanded services we provided to existing media and entertainment customers. Commercial Enterprise Managed Services increased in the year ended December 31, 2022 compared to the prior year due to growth of our licensing platform, in new advertising customers and in expanded services for existing advertising customers and in live events coverage as conditions return to pre-COVID levels.

Government & Regulated Industries

Government & Regulated Industries Software Products & Services revenue decreased $0.2 million, or 5%, in the year ended December 31, 2022 compared to the prior year. Government & Regulated Industries Software Products & Services revenue from customers in certain markets, particularly government, is often project-based and is impacted by the timing of projects. As such, we expect that our revenue from these markets could fluctuate significantly from period to period.

Operating Expenses

(dollars in thousands)	Year Ended December 31,
	2022	2021	$ Change	% Change
Cost of revenue	$27,432	$22,129	$5,303	24.0%
Sales and marketing	51,345	28,935	22,410	77.4%
Research and development	43,589	25,075	18,514	73.8%
General and administrative	44,177	91,667	(47,490)	(51.8)%
Amortization	21,180	8,872	12,308	138.7%
Total operating expenses	$187,723	$176,678	$11,045	6.3%

Cost of Revenue. The increase in cost of revenue in 2022 compared to 2021 was primarily due to our higher revenue level, as discussed above. As a percentage of revenue, cost of revenue improved to 18.3% in 2022 as compared to 19.2% in 2021 driven by the higher mix of software products and services in 2022, which generally have lower cost of revenues.

Sales and Marketing. The increase in sales and marketing expenses of $22.4 million or 77% in 2022 compared with 2021 was primarily due to an increase of $13.5 million relating to our acquisition of PandoLogic in September 2021, increases in personnel-related costs of $4.2 million from the addition of new sales and marketing resources, and increases in marketing spend of $1.8 million. As a percentage of revenue, sales and marketing expenses increased to 34% in 2022 from 25% in 2021.

Research and Development. The increase in research and development expenses of $18.5 million or 74% in 2022 compared with 2021 was primarily due to an increase of $10.0 million relating to our acquisition of PandoLogic in September 2021 and increases in personnel-related costs of $10.3 million from the addition of new engineering resources to support our growth and continued investment in our aiWARE platform, partially offset by an increase in internal use capitalized software development costs. As a percentage of revenue, research and development expenses increased to 29% in 2022 from 22% in 2021.

General and Administrative. General and administrative expenses decreased $47.5 million or 52% in 2022 compared to 2021 principally due to a $34.8 million decrease in the estimated fair value of contingent consideration associated with acquisitions, a $24.8 million decrease in stock compensation expense attributable primarily to additional expense related to the vesting of performance-based stock options in 2021, and a $3.4 million one-time charge related to the sublease of our former Costa Mesa corporate office space in the first quarter of 2021, partially offset by an increase of $6.9 million relating to our acquisition of PandoLogic in September 2021, and increases in personnel-related costs of $4.7 million from the addition of new resources. As a percentage of revenue, general and administrative expenses declined to 30% in 2022 from 80% in 2021.

Amortization. Amortization expense increased in 2022 compared with the corresponding prior year period due to the addition of amortization expense related to our PandoLogic acquisition and our 2022 acquisitions.

Other Income, Net

Other income, net for 2022 was comprised primarily of a net gain on debt extinguishment of $19.1 million, partially offset by interest expense, net of $1.2 due primarily to the Convertible Notes we issued in November 2021.

Non-GAAP Gross Profit

For the year ended December 31, 2022, our total loss from operations decreased to $38.0 million compared to $61.4 for the year ended December 31, 2021. As noted above, our non-GAAP gross profit is calculated as our revenue less our cost of revenue, as follows:

(dollars in thousands)	Year Ended December 31,
	2022	2021	$ Change	% Change
Revenue	$149,728	$115,305	$34,423	29.9%
Cost of revenue	27,432	22,129	5,303	24.0%
Non-GAAP gross profit	122,296	93,176	29,120	31.3%
Non-GAAP gross margin	81.7%	80.8%

The increase in non-GAAP gross profit and non-GAAP gross margin in the year ended December 31, 2022 compared with the prior year was due primarily to growth in Software Products & Services revenue, including a full year of hiring solutions revenue in our 2022 results.

Liquidity and Capital Resources

We have historically financed our business through the sale of equity and debt securities. Our principal sources of liquidity are our cash and cash equivalents, which totaled $184.4 million as of December 31, 2022, compared with total cash and cash equivalents of $254.7 million as of December 31, 2021. The decrease in our cash and cash equivalents as of December 31, 2022 as compared with December 31, 2021 was primarily due to the $39.0 million repurchase of a portion of our outstanding Convertible Notes in December 2022, investments and acquisitions made during the year ended December 31, 2022, taxes paid related to net share settlement of equity awards, and the payment of the 2021 PandoLogic Earnout, offset slightly by cash proceeds of $3.7 million from operating activities in the year ended December 31, 2022.

Cash Flows

A summary of cash flows from our operating, investing and financing activities is shown in the table below.

(in thousands)	Year Ended December 31,
	2022	2021
Cash provided by operating activities	$3,737	$7,234
Cash used in investing activities	(12,104)	(53,843)
Cash (used in) provided by financing activities	(61,928)	186,514
Net (decrease) increase in cash, cash equivalents and restricted cash	$(70,295)	$139,905

Cash Provided By Operating Activities

Our operating activities generated cash inflows of $3.7 million in the year ended December 31, 2022, due primarily to our net loss of $25.6 million, adjusted by $1.0 million in non-cash expenses, including $22.5 million in depreciation and amortization and $19.3 million in stock-based compensation expense, offset in part by $22.7 million from a change in the fair value of contingent consideration and a $19.1 million net gain on debt extinguishment, with an additional $28.2 million and from the net working capital increase primarily due to a decrease in accounts receivable of $29.7 million.

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

Cash Used in Investing Activities

Our investing activities for the year ended December 31, 2022 used cash of $12.1 million primarily for $4.8 million in capital expenditures, $4.6 million to fund a portion of the consideration for our acquisitions, and for an equity investment of $2.8 million in a strategic partner.

In 2021, our investing activities used cash of $53.8 million, primarily to fund a portion of the consideration for the acquisition of PandoLogic.

Cash Provided by Financing Activities

Our financing activities for the year ended December 31, 2022 used cash of $61.9 million, consisting of $39.0 million to pay for the repurchase of a portion of our outstanding Convertible Notes, $14.4 million to pay the 2021 earnout for PandoLogic and $9.8 million to pay taxes paid related to the net share settlement of equity awards, partially offset by $1.3 million in proceeds received from the exercise of stock options and purchases of shares under our ESPP.

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

Contractual Obligations and Known Future Cash Requirements

As of December 31, 2022, our only debt obligations were the Convertible Notes issued in the fourth quarter of fiscal year 2021, net of amounts repurchased in 2022. The remaining principal on the Convertible Notes of $141.25 million will mature on November 15, 2026, unless earlier converted, redeemed or repurchased in accordance with the terms of the Convertible Notes.

As of December 31, 2022, we have future cash requirements to pay the PandoLogic Earnout amount for 2022 of $10.8 million in a combination of cash and stock in the first quarter of 2023 and to pay $5.3 million in purchase consideration commitments related to the VSL acquisition, the VocaliD acquisition, and the March 2022 acquisition that will be paid in 2023 and in 2024. We have no other present agreements or commitments with respect to any material acquisitions of businesses or technologies or any other material capital expenditures.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Veritone, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Veritone, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 16, 2023 expressed an adverse opinion.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Realizability of Trade Credits

As described further in note 2 to the financial statements, the Company provides software as barter transactions in exchange for other assets, such as trade credits, in the ordinary course of business. Adjustments are made to reduce the trade credits to their net realizable value. Management monitors trade credit usage and evaluates the need for potential write-downs for estimated trade credits that are expected to remain unused prior to their expiration based on forecasted usage. We identified the realizability of the trade credits as a critical audit matter.

The principal consideration for our determination that the realizability of trade credits is a critical audit matter is that the assessment of the valuation of the trade credits includes an estimate of forecasted usage. The usage estimate is subjective and requires the Company to consider significant assumptions such as economic conditions and estimates of spend, which are subject to significant uncertainty and therefore require significant auditor judgement.

Our audit procedures related to the realizability of trade credits included the following, among others.

•
We obtained management’s analysis of forecasted usage of the trade credits. We evaluated the appropriateness of management's approach, reviewed the trade credit agreement, and tested the completeness and accuracy of the underlying data.

•
We evaluated the reasonableness of selected usage assumptions by making inquiries of management, reviewing industry reports, and inquiring with staff members outside of the finance function to understand macroeconomic trends and forecasted usage estimates.
•
We compared selected 2023 estimated usage to actual statements of placed spend in 2023 in order to test the accuracy of the spend information included in the calculation.
•
We compared selected 2023 estimated usage to actual customer agreements for spend in 2023 in order to test the accuracy of spend information included in the calculation.
•
We performed a sensitivity analysis over the significant assumptions to evaluate the changes in usage estimates that would result from changes in the underlying assumptions.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2018.

Newport Beach, California

March 16, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Veritone, Inc.

Opinion on the internal control over financial reporting

We have audited the internal control over financial reporting of Veritone, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, because of the effect of the material weakness described in the following paragraphs on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment.

There were ineffective information technology general controls (“ITGCs”) in the areas of user access and change-management over certain information technology systems that support the Company’s financial reporting processes. In addition, the Company’s business process automated and manual controls that are dependent on the affected ITGCs were also deemed ineffective because they could have been adversely impacted. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2022. The material weakness identified above was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2022 consolidated financial statements, and this report does not affect our report dated March 16, 2023 which expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and limitations of internal control over financial reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ GRANT THORNTON LLP

Newport Beach, California

March 16, 2023

VERITONE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share and share data)

	As of
	December 31, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$184,423	$254,722
Accounts receivable, net	56,001	85,063
Expenditures billable to clients	22,339	27,180
Prepaid expenses and other current assets	15,242	12,117
Total current assets	278,005	379,082
Property, equipment and improvements, net	5,291	1,556
Intangible assets, net	79,664	93,872
Goodwill	46,498	42,028
Long-term restricted cash	859	855
Other assets	14,435	954
Total assets	$424,752	$518,347
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$36,738	$46,711
Accrued media payments	102,064	86,923
Client advances	19,042	10,561
Contingent consideration, current	8,067	20,053
Other accrued liabilities	27,412	27,093
Total current liabilities	193,323	191,341
Convertible senior notes, non-current	137,767	195,082
Contingent consideration, non-current	—	31,533
Other non-current liabilities	13,811	13,891
Total liabilities	344,901	431,847
Commitments and contingencies (Note 9)
Stockholders' equity
Common stock, par value $0.001 per share; 75,000,000 shares authorized; 36,321,222 and 34,972,256 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	36	35
Additional paid-in capital	451,162	431,606
Accumulated deficit	(371,271)	(345,037)
Accumulated other comprehensive income (loss)	(76)	(104)
Total stockholders' equity	79,851	86,500
Total liabilities and stockholders' equity	$424,752	$518,347

The accompanying notes are an integral part of these consolidated financial statements.

VERITONE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share and share data)

	Year Ended December 31,
	2022	2021
Revenue	$149,728	$115,305
Operating expenses:
Cost of revenue	27,432	22,129
Sales and marketing	51,345	28,935
Research and development	43,589	25,075
General and administrative	44,177	91,667
Amortization	21,180	8,872
Total operating expenses	187,723	176,678
Loss from operations	(37,995)	(61,373)
Other income (expense), net	14,747	(600)
Loss before provision for income taxes	(23,248)	(61,973)
Provision for income taxes	2,309	2,699
Net loss	$(25,557)	$(64,672)
Net loss per share:
Basic and diluted	$(0.71)	$(1.94)
Weighted average shares outstanding:
Basic and diluted	36,033,560	33,298,382
Comprehensive loss:
Net loss	$(25,557)	$(64,672)
Foreign currency translation gain (loss), net of income taxes	28	(170)
Total comprehensive loss	$(25,529)	$(64,842)

The accompanying notes are an integral part of these consolidated financial statements.

VERITONE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance as of December 31, 2020	31,799,354	$32	$368,477	$(280,365)	$66	$88,210
Common stock issued under employee stock plans, net	1,176,984	1	7,902	—	—	7,903
Common stock issued for acquisition	1,704,822	2	31,499	—	—	31,501
Common stock issued for services	15,828	—	369	—	—	369
Stock-based compensation	—	—	39,696	—	—	39,696
Exercise of warrants	275,268	—	2,279	—	—	2,279
Purchases of capped calls related to convertible notes	—	—	(18,616)	—	—	(18,616)
Net loss	—	—	—	(64,672)	—	(64,672)
Other comprehensive loss	—	—	—	—	(170)	(170)
Balance as of December 31, 2021	34,972,256	35	431,606	(345,037)	(104)	86,500
Cumulative-effect of accounting change adopted as of January 1, 2022	—	—	—	(677)	—	(677)
Common stock issued under employee stock plans, net	1,382,091	1	1,304	—	—	1,305
Common stock withheld for employee taxes	(502,005)	—	(9,766)	—	—	(9,766)
Common stock issued for acquisitions	116,550	—	1,929	—	—	1,929
Common stock issued as part of contingent consideration	352,330	—	6,440	—	—	6,440
Stock-based compensation	—	—	19,373	—	—	19,373
Unwinding of capped calls related to convertible notes repurchase	—	—	276	—	—	276
Net loss	—	—	—	(25,557)	—	(25,557)
Other comprehensive loss	—	—	—	—	28	28
Balance as of December 31, 2022	36,321,222	$36	$451,162	$(371,271)	$(76)	$79,851

The accompanying notes are an integral part of these consolidated financial statements.

VERITONE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(25,557)	$(64,672)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	22,493	9,410
Loss on disposal of fixed assets	—	1,894
Provision for doubtful accounts	549	172
Loss on sublease	—	1,211
Stock-based compensation expense	19,115	40,065
Change in fair value of contingent consideration	(22,721)	12,074
Change in deferred taxes	(1,562)	(45)
Amortization of debt issuance costs	1,191	—
Amortization of right-of-use assets	1,053	—
Gain on debt extinguishment	(19,097)	—
Changes in assets and liabilities:
Accounts receivable	29,658	(47,225)
Expenditures billable to clients	4,841	(8,815)
Prepaid expenses and other assets	(2,938)	3,368
Other assets	(9,558)	(241)
Accounts payable	(9,997)	17,896
Accrued media payments	14,507	31,049
Client advances	8,481	4,065
Other accrued liabilities	(1,600)	8,184
Other liabilities	(5,121)	(1,156)
Net cash provided by operating activities	3,737	7,234
Cash flows from investing activities:
Minority investment	(2,750)	—
Capital expenditures	(4,765)	(1,016)
Acquisitions, net of cash acquired	(4,589)	(52,827)
Net cash used in investing activities	(12,104)	(53,843)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes	—	201,250
Payment of debt issuance costs	—	(6,304)
Purchases of capped calls related to convertible senior notes	—	(18,616)
Repurchase of convertible senior notes	(39,029)	—
Payment of debt repurchase costs	(380)	—
Unwinding of capped calls related to debt repurchase	276	—
Payment of contingent considerations	(14,376)	—
Taxes paid related to net share settlement of equity awards	(9,766)	—
Proceeds from the exercise of warrants	—	2,279
Proceeds from issuances of stock under employee stock plans, net	1,347	7,905
Net cash (used in) provided by financing activities	(61,928)	186,514
Net (decrease) increase in cash and cash equivalents and restricted cash	(70,295)	139,905
Cash and cash equivalents and restricted cash, beginning of period	255,577	115,672
Cash and cash equivalents and restricted cash, end of period	$185,282	$255,577
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Taxes paid	$1,869	$129
Interest paid	$3,502	$—
Non-cash investing and financing activities:
Shares issued for acquisition of businesses and earn-out consideration	$8,369	$31,499
Stock-based compensation capitalized for software development	$258	$7
Lease liabilities arising from right-of-use assets	$4,501	$—

The accompanying notes are an integral part of these consolidated financial statements.

VERITONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data and percentages)

NOTE 1. DESCRIPTION OF BUSINESS

Veritone, Inc., a Delaware corporation (together with its subsidiaries, collectively, the “Company”), is a provider of artificial intelligence (“AI”) computing solutions. The Company’s proprietary AI operating system, aiWARETM, uses machine learning algorithms, or AI models, together with a suite of powerful applications, to reveal valuable insights from vast amounts of structured and unstructured data. The aiWARE platform offers capabilities that mimic human cognitive functions such as perception, prediction and problem solving, enabling users to quickly, efficiently and cost effectively transform unstructured data into structured data, and analyze and optimize data to drive business processes and insights. aiWARE is based on an open architecture that enables new AI models, applications and workflows to be added quickly and efficiently, resulting in a scalable and evolving solution that can be leveraged by organizations across a broad range of business sectors, serving commercial enterprises as well as government and regulated industries.

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

NOTE 2. PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”). The consolidated financial statements include the accounts of the Company. All intercompany accounts and transactions have been eliminated in consolidation.

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

The following tables reflect the impact of the adjustments to the specific line items presented in the Company’s previously reported consolidated financial statements as of and for the year-ended December 31, 2021 (in thousands, except per share amounts):

Consolidated Balance Sheet

	As of December 31, 2021
	As Reported	Adjustment	As Adjusted
Intangible assets, net	$88,247	$5,625	$93,872
Goodwill	34,058	7,970	42,028
Total assets	504,752	13,595	518,347
Contingent consideration, current	19,988	65	20,053
Total current liabilities	191,276	65	191,341
Contingent consideration, non-current	24,737	6,796	31,533
Other non-current liabilities	13,078	813	13,891
Total liabilities	424,173	7,674	431,847
Accumulated deficit	(350,958)	5,921	(345,037)
Total stockholders' equity	80,579	5,921	86,500
Total liabilities and stockholders' equity	504,752	13,595	518,347

Consolidated Statement of Operations and Comprehensive Loss

	Year Ended
	December 31, 2021
	As Reported	Adjustment	As Adjusted
General and administrative	$97,918	$(6,251)	$91,667
Amortization	8,497	375	8,872
Total operating expenses	182,554	(5,876)	176,678
Loss from operations	(67,249)	5,876	(61,373)
Loss before provision for income taxes	(67,849)	5,876	(61,973)
Provision for income taxes	2,744	(45)	2,699
Net loss	(70,593)	5,921	(64,672)
Basic and diluted net loss per share	(2.12)	0.18	(1.94)
Total comprehensive loss	(70,763)	5,921	(64,842)

Consolidated Statement of Stockholders’ Equity

	Accumulated Deficit
	As Reported	Adjustment	As Adjusted
Net loss	$(70,593)	$5,921	$(64,672)
Balance as of December 31, 2021	(350,958)	5,921	(345,037)
	Total Stockholders' Equity
Net loss	(70,593)	5,921	(64,672)
Balance as of December 31, 2021	80,579	5,921	86,500

Consolidated Statement of Cash Flows

	Year Ended
	December 31, 2021
	As Reported	Adjustment	As Adjusted
Cash flows from operating activities:
Net loss	$(70,593)	$5,921	$(64,672)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,035	375	9,410
Change in fair value of contingent consideration	18,325	(6,251)	12,074
Change in deferred taxes	—	(45)	(45)

There was no impact on cash flows from investing or financing activities.

The accompanying applicable Notes to the Consolidated Financial Statements have been updated to reflect the revision for the year ended December 31, 2021.

Liquidity and Capital Resources

During 2022 and 2021, the Company generated cash flows from operations of $3,737 and $7,234, respectively, and incurred net losses of $25,557 and $64,672, respectively. Also, the Company had an accumulated deficit of $371,271 as of December 31, 2022. Historically, the Company has satisfied its capital needs with the net proceeds from its sales of equity securities, its issuance of convertible debt, and the exercises of common stock options and warrants.

Management believes that the Company’s existing balances of cash and cash equivalents, which totaled $184,423 as of December 31, 2022, will be sufficient to meet its anticipated cash requirements for the foreseeable future.

Use of Accounting Estimates

The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the accompanying consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The principal estimates relate to the accounting recognition and presentation of revenue, allowance for doubtful accounts, purchase accounting, impairment of long-lived assets, the valuation of contingent consideration, the valuation of non-cash consideration received in barter transactions and evaluation of realizability, the valuation of stock awards and stock warrants and income taxes, where applicable.

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

The Company’s stock warrants are categorized as Level 3 within the fair value hierarchy. Stock warrants are recorded within equity in the Company’s consolidated balance sheets as of December 31, 2022 and 2021. The warrants have been recorded at their fair values using a probability weighted expected return model or Black-Scholes-Merton option pricing model. These models incorporate contractual terms and assumptions regarding expected term, risk-free rates and volatility. The value of the Company’s stock warrants would increase if a higher risk-free interest rate was used and would decrease if a lower risk-free interest rate was used. Similarly, a higher volatility assumption would increase the value of the stock warrants, and a lower volatility assumption would decrease the value of the stock warrants. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management with the assistance of a third-party valuation specialist.

The Company’s contingent consideration is categorized as Level 3 within the fair value hierarchy. Contingent consideration is recorded within contingent consideration, current and contingent consideration, non-current in the Company’s consolidated balance sheets as of December 31, 2022 and 2021. The contingent consideration for PandoLogic has been recorded at its fair values using a Monte Carlo simulation option pricing framework. These models incorporate contractual terms and assumptions regarding financial forecasts for PandoLogic, discount rates, and volatility of forecasted revenue. The value of the PandoLogic contingent consideration would increase if a lower discount rate was used and would increase if a higher discount rate was used. Similarly, a higher revenue volatility assumption would increase the value of the PandoLogic contingent consideration, and a lower revenue volatility assumption would decrease the value of the PandoLogic contingent consideration. The contingent consideration for the March 2022 Acquisition has been recorded at its fair values using was the expected (probability-weighted) payment based on the likelihood of achieving the financial performance targets. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management with the assistance of a third-party valuation specialist.

The Company’s strategic minority investment is categorized as Level 3 within the fair value hierarchy. This investment is recorded at cost within other assets in the Company’s consolidated balance sheets as of December 31, 2022. The Company will monitor this investment to determine whether an other-than-temporary decline in value indicates that impairment charges may be required. The Company will also re-measure its investment if there is an observable transaction in a similar class of security to our investment.

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

Property, Equipment and Improvements

Property, equipment and improvements are stated at cost. Repairs and maintenance to these assets are charged to expense as incurred. Major improvements enhancing the function and/or useful life of the related assets are capitalized. Depreciation and amortization are computed using the straight-line method over the estimated useful lives (or lease term, if shorter) of the related assets. At the time of retirement or disposition of these assets, the cost and accumulated depreciation or amortization are removed from the accounts and any related gains or losses are recorded in the Company’s statements of operations and comprehensive loss.

The useful lives of property, equipment and improvements are as follows:

•
Property and equipment (includes capitalized internal use software development costs) — 3 years
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

The amortization periods for intangible assets are as follows:

•
Developed technology — 3 to 5 years
•
Customer and supplier relationships — 5 to 7 years
•
Noncompete agreements — 3 to 4 years
•
Trademarks and trade names — 2 to 10 years
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

No impairment of goodwill or long-lived assets was recorded for the years ended December 31, 2022 and 2021.

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

The Company also enters into software license agreements with customers under which the Company provides software representing an on-premises deployment of its aiWARE platform or components thereof. Under these license agreements, the customer is responsible for the installation and configuration of the software in the customer-controlled environment. The Company recognizes the license fees as revenue under these agreements at the time that the software is made available by the Company for download by the customer. In certain instances, the Company will provide software under such arrangements as a barter transaction in exchange for services or other assets in the ordinary course of business. The transaction price for these contracts is measured at the estimated fair value of the non-cash consideration received unless this is not reasonably estimable, in which case the consideration is measured based on the standalone selling price of the software promised to the customer. Revenue is recognized on barter transactions when the software is made available by the Company for download by the customer. Barter revenues are included on the Company’s consolidated statements of operations and comprehensive loss within Revenue.

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

Hiring Solutions Revenues

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

Gross Versus Net Revenue Recognition

The Company reports revenue on a gross or net basis based on management’s assessment of whether the Company acts as a principal or agent in the transaction. To the extent the Company acts as the principal, revenue is reported on a gross basis, net of any sales tax from customers, when applicable. The determination of whether the Company acts as a principal or an agent in a transaction is based on an evaluation of whether the Company controls the good or service prior to transfer to the customer. The Company has determined that it acts as the principal in providing all of its services with the exception of certain content licensing services, advertising services and hiring solutions, where the Company recognizes its fees on a net basis.

Remaining Performance Obligations

As of December 31, 2022, the aggregate amount of the transaction prices under the Company’s contracts allocated to the Company’s remaining performance obligations was $6,795, approximately 57% of which the Company expects to recognize as revenue over the next twelve months, and the remainder thereafter. This aggregate amount excludes amounts allocated to remaining performance obligations under contracts that have an original duration of one year or less and variable consideration that is allocated to remaining performance obligations. Excluded based on this policy are balances related to hiring solutions representing gross purchase orders to be satisfied in less than one year. Revenues will be recognized net of costs to fulfill these orders.

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

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred and are primarily included in sales and marketing expenses in the Company’s consolidated statements of operations and comprehensive loss. Advertising and marketing costs include personnel-related costs for sales and marketing resources, online and print advertising, public relations, tradeshows, and sponsorships. For the years ended December 31, 2022 and 2021, the Company recorded expense of $6,613 and $2,681, respectively, for advertising and marketing costs.

Research and Development Costs and Software Development Costs

Research and development costs are expensed as incurred. Computer software development costs and website development costs are expensed as incurred, except for internal use software that qualify for capitalization as described below.

The costs of internal use software that is developed to meet the Company’s needs and will not be marketed externally are subject to capitalization. The Company expenses costs incurred in the preliminary project and post-implementation stages of software development and capitalizes costs incurred in the application development stage and costs associated with significant enhancements to existing internal use software applications. These capitalized costs are included in property, equipment and improvements, net on the consolidated balance sheets and are amortized using the straight-line method over an estimated useful life of three years commencing when the software project is ready for its intended use. The Company capitalized $4,188 of software development costs in 2022 and $413 software development costs were capitalized in 2021.

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

The chief operating decision maker reviews financial information on a consolidated basis, accompanied by more detailed revenue information for Commercial Enterprise and Government & Regulated Industries (see Note 8), but does not evaluate other metrics such as cost of revenue, operating expenses, total assets, net income (loss), capital expenditures, goodwill or other intangible assets financial information on a more disaggregated basis. The Company’s revenues are generated primarily in the United States and it therefore does not report additional information on geographic segments.

Significant Customers

One individual customer accounted for 10% or more of the Company’s revenue for the years ended December 31, 2022 and 2021. One individual customers accounted for 10% or more of the Company’s accounts receivable as of December 31, 2022, and two individual customers accounted for 10% or more of accounts receivable as of December 31, 2021.

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with what management believes are quality financial institutions in the United States and management reviews its capital investment policies on an annual basis. At times, the value of the United States deposits exceeds federally insured limits. The Company has not experienced any losses in such accounts.

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

Recently Issued Accounting Pronouncements

In September 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326). which requires measurement and recognition of expected credit losses for financial assets held. This standard will be effective for the Company beginning in the first quarter of fiscal year 2023, and early adoption is permitted. The Company will adopt on January 1, 2023 and the adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires entities to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC Topic 606, Revenue from Contracts with Customers, in order to align the recognition of a contract liability with the definition of a performance obligation. This standard will be effective for the Company beginning in the first quarter of fiscal year 2023, and early adoption is permitted. The Company will adopt on January 1, 2023 and the adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

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

The following table summarizes the fair value of the VSL Acquisition Consideration (in thousands):

VSL Acquisition Consideration	Amount
Cash consideration at closing	$1,700
Deferred consideration	252
Total	$1,952

The allocation of the VSL Acquisition Consideration to tangible and intangible assets acquired and liabilities assumed is based on estimated fair values and is as follows (in thousands):

Allocation of VSL Acquisition Consideration**	Amount
Accounts receivable, net	$57
Property, equipment and improvements, net	13
Intangible assets	1,500
Total assets acquired	1,570
Accrued expenses and other current liabilities	32
Total liabilities assumed	32
Identifiable net assets acquired	1,538
Goodwill	414
Total purchase consideration	$1,952

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

The following table summarizes the fair value of the VocaliD Acquisition Consideration (in thousands):

VocaliD Acquisition Consideration	Amount
Cash consideration at closing	$1,609
Deferred consideration	1,785
Net working capital adjustment	(10)
Total	$3,384

The allocation of the VocaliD Acquisition Consideration to tangible and intangible assets acquired and liabilities assumed is based on estimated fair values and is as follows (in thousands):

Allocation of VocaliD Acquisition Consideration**	Amount
Cash	$216
Intangible assets	2,700
Total assets acquired	2,916
Accounts payable	6
Accrued expenses and other current liabilities	33
Deferred tax liability	663
Total liabilities assumed	702
Identifiable net assets acquired	2,214
Goodwill	1,170
Total purchase consideration	$3,384

**The excess of the total consideration over the tangible assets, identifiable intangible assets, and assumed liabilities is recorded as goodwill. Goodwill is primarily attributable to the assembled workforce. The transaction is treated as a non-taxable stock acquisition for income tax purposes and none of the goodwill generated from the acquisition was tax deductible.

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

The following table summarizes the fair value of the March Acquisition Consideration (in thousands):

March Acquisition Consideration	Amount
Cash consideration at closing	$1,500
Equity consideration at closing	1,929
Deferred consideration	2,707
Acquired cash	684
Settlement of pre-existing receivable	(976)
Net working capital adjustment	37
Total	$5,881

The allocation of the March Acquisition Consideration to tangible and intangible assets acquired and liabilities assumed is based on estimated fair values and is as follows (in thousands):

Allocation of March Acquisition Consideration**	Amount
Cash	$715
Accounts receivable	1,088
Prepaid and other current assets	120
Property and equipment	53
Intangible assets	2,700
Other assets	247
Total assets acquired	4,923
Accounts payable	18
Accrued expenses and other current liabilities	1,788
Operating lease liabilities, non-current	140
Total liabilities assumed	1,946
Identifiable net assets acquired	2,977
Goodwill	2,904
Total purchase consideration	$5,881

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

The total purchase consideration for PandoLogic was $135,563 (the “Merger Consideration”), which consisted of cash payments of $58,733 at closing, $31,500 for the fair value of the Company’s 1,704,822 shares of common stock, and up to $65,000 in contingent consideration based on achieving certain earnouts tied to financial performance of PandoLogic in fiscal 2021 and 2022, which amount will be paid in a combination of cash and common stock (the “PandoLogic Earnout”) and a net working capital adjustment of $5,818 paid in cash. The Company utilized a Monte Carlo simulation model to estimate the fair value of the PandoLogic Earnout. The fair value of the PandoLogic Earnout was estimated to be $44,900 as of September 14, 2021, $39,512 of which was deemed to be purchase consideration and recorded within contingent consideration current and contingent consideration non-current on the consolidated balance sheet. The remaining $5,388 will be recognized as compensation expense over the earnout period in the general and administrative expenses on the consolidated statement of operations and comprehensive loss. Subsequent to the closing date, the Company is required to reassess its estimate of the fair value of the PandoLogic Earnout, including certain future PandoLogic Earnout obligations triggered on the employment status of certain PandoLogic management, and record any changes in earnings when the estimate is based on information not known as of the acquisition date (See Note 6). The Company incurred $2,161 in acquisition-related expenses in 2021 and has recorded them in general and administrative expenses in the consolidated statement of operations and comprehensive loss.

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

Taxes

In connection with the acquisition, a net deferred tax liability of $12,686 was established primarily for the differences between the fair value of the acquired non-goodwill intangible assets and PandoLogic’s historical tax basis in these assets. No deferred tax asset or liability is recorded on PandoLogic goodwill, $33,111 of which is not deductible for tax purposes. In August 2021, PandoLogic obtained the approval for Preferred Technology Enterprise status under which its Israeli tax rate is reduced from the 23% statutory rate to a 12% beneficial rate. This arrangement is scheduled to expire in December 2025. The acquired Israel deferred tax assets and liabilities are computed based on the tax rate in the year of their expected reversal. At the time of the acquisition, no valuation allowance was recorded on the acquired PandoLogic deferred tax assets as it was more likely than not they will be utilized to offset future taxable income.

Unaudited Pro Forma Results

The unaudited pro forma financial information in the table below summarizes the combined results of operations for the Company and PandoLogic as if the companies were combined for the year ended December 31, 2021. The unaudited pro forma financial information for all periods presented included the business combination accounting effects resulting from this acquisition, including adjustments to reflect recognition of intangible asset amortization and accretion of contingent consideration. The unaudited pro forma financial information as presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of January 1, 2021.

The unaudited pro forma financial information was as follows (in thousands):

Year Ended December 31,
2021
Net revenue	$148,129
Loss before provision for income taxes	(67,873)
Net loss	(71,003)

NOTE 4. DEBT

Convertible Senior Notes

In November 2021, the Company issued, at par value, $201.3 million aggregate principal amount of 1.75% convertible senior notes due 2026 (the “Convertible Notes”). The issuance included the full exercise of an option granted by the Company to the initial purchasers of the Convertible Notes to purchase an additional $26.25 million aggregate principal amount of Convertible Notes. The Convertible Notes were issued pursuant to and are subject to the terms and conditions of an indenture, which is referred to as the Indenture, between the Company and U.S. Bank National Association, as trustee. The Convertible Notes were offered and sold in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. In December 2022, the Company repurchased $60.0 million aggregate principal amount of the Convertible Notes at approximately 65% of par. After the completion of the Repurchase Transaction, the Company recorded a $19.1 million debt extinguishment gain within Other income, net, which includes the recognition of $1.5 million in unamortized transaction costs on the repurchased debt and $0.4 million in debt reacquisition costs. The Company has $141.25 million in aggregate principal amount of the Convertible Notes remaining outstanding as of December 31, 2022.

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

For the years ended December 31, 2022 and 2021, interest expense related to the Convertible Notes and amortization of the issuance costs was $4.7 million and $0.5 million, respectively. The effective annual interest rate for years ended December 31, 2022 and 2021 was approximately 2.42%. As of December 31, 2022, the if-converted value of the Convertible Notes did not exceed the outstanding principal amount. As of December 31, 2022, the total estimated fair value of the Convertible Notes was $85.8 million, which was determined based on a market approach using actual bids and offers of the Convertible Notes in an over-the-counter market during the period. The Company considers these assumptions to be Level 2 inputs in accordance with the fair value hierarchy described in Note 2.

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

In connection with the Repurchase Transaction, the Company entered into transactions to unwind a portion of the capped calls. As a result, the Company received $0.3 million in net proceeds from the proceeds of the unwinding of the capped calls.

NOTE 5. NET LOSS PER SHARE

The following table presents the computation of basic and diluted net loss per share:

	Year Ended December 31,
	2022	2021
Numerator
Net loss	$(25,557)	$(64,672)
Denominator
Weighted-average common shares outstanding	36,034,135	33,310,794
Less: Weighted-average shares subject to repurchase	(575)	(12,412)
Denominator for basic and diluted net loss per share attributable to common stockholders	36,033,560	33,298,382
Basic and diluted net loss per share	$(0.71)	$(1.94)

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

	Year Ended December 31,
	2022	2021
Common stock options and restricted stock units	10,511,320	9,913,421
Warrants to purchase common stock	496,612	548,374
Common stock issuable in connection with convertible senior notes	5,406,874	5,475,369
	16,414,806	15,937,164

NOTE 6. FINANCIAL INSTRUMENTS

Cash, Cash Equivalents

The Company’s money market funds are categorized as Level 1 within the fair value hierarchy. As of December 31, 2022, the Company’s cash and cash equivalents were as follows:

		Gross		Cash and
		Unrealized	Fair	Cash
	Cost	Losses	Value	Equivalents
Cash	$183,381	$—	$183,381	$183,381
Level 1:
Money market funds	1,042	—	1,042	1,042
Total	$184,423	$—	$184,423	$184,423

As of December 31, 2021, the Company’s cash and cash equivalents balances were as follows:

		Gross		Cash and
		Unrealized	Fair	Cash
	Cost	Losses	Value	Equivalents
Cash	$253,693	$—	$253,693	$253,693
Level 1:
Money market funds	1,029	—	1,029	1,029
Total	$254,722	$—	$254,722	$254,722

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

As of December 31, 2022, the Company’s contingent consideration liabilities current and non-current balances were as follows:

		Changes in	Amount Paid	Reclass from Non-current to	Fair
	Cost	Fair Value	To Date	Current	Value
Level 3:
Contingent consideration, current	$18,128	$(10,629)	$(20,816)	$21,384	$8,067
Contingent consideration, non-current	21,384	—	—	(21,384)	—
Total	$39,512	$(10,629)	$(20,816)	$—	$8,067

As of December 31, 2021, the Company’s contingent consideration liabilities current and non-current balances were as follows:

		Changes in	Fair	Contingent
	Cost	Fair Value	Value	Consideration
Level 3:
Contingent consideration, current	$18,128	$1,925	$20,053	$20,053
Contingent consideration, non-current	21,384	10,149	31,533	31,533
Total	$39,512	$12,074	$51,586	$51,586

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

In April 2020, in connection with a consulting agreement between the Company and a consulting firm, the Company issued to such firm a warrant to purchase up to 400,000 shares of the Company’s common stock (the “Performance Warrant”). The Performance Warrant has an exercise price of $3.01 per share, shall vest and become exercisable in three substantially equal installments of 133,333 shares upon the achievement of specified performance goals and/or a market condition, and expires on December 31, 2023. The market condition was achieved in 2020 and, accordingly, the first installment of 133,333 shares underlying the Performance Warrant has vested and is exercisable. The fair value of the installment of the Performance Warrant tied to the market condition is $43, which was determined using a Monte Carlo simulation model and was recorded in general and administrative operating expenses for the year ended December 31, 2020. The Company has not recorded any fair value with respect to the remaining installments linked to performance goals, because the achievement of such performance goals is not considered probable.

The following table summarizes quantitative information with respect to the significant unobservable inputs that were used to value the 2020 Performance Warrant:

Performance Warrant
Volatility	85%
Risk-free rate	0.3%
Term	4

In April 2018, in connection with the advisory agreement between the Company and a financial advisory firm, the Company issued such firm a five-year warrant to purchase up to 20,000 shares of the Company’s common stock (“April 2018 Warrant”). The April 2018 Warrant was fully vested and exercisable upon issuance and has an exercise price of $11.73 per share and expires on April 6, 2023. The Company recorded this stock warrant at its fair value of $207 using the Black-Scholes option-pricing model. The holder may redeem the warrant for a number of shares having a value equal to the in-the-money value of the warrant. The April 2018 Warrant was outstanding at December 31, 2022.

Investments

During the year ended December 31, 2022, the Company invested $2,750 in a strategic investment in a technology company that was determined to not have a readily determinable fair value. This investment is carried initially at cost of $2,750 on our consolidated balance sheet within other assets. The Company monitors this investment to determine whether an other-than-temporary decline in value indicates that impairment charges may be required. No impairment was recorded for the year ended December 31, 2022. The Company will re-measure its investment if there is an observable transaction in a similar class of security to our investment.

NOTE 7. GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

The carrying amount of goodwill was $46,498 as of December 31, 2022 and $42,028 as of December 31, 2021.

Goodwill
Balance at December 31, 2021	$42,028
March 2022 acquisition	2,904
VocaliD acquisition	1,170
VSL acquisition	414
Foreign currency translation/other	(18)
Balance at December 31, 2022	$46,498

Intangible Assets

The following table sets forth the Company’s finite-lived intangible assets resulting from business acquisitions and other purchases, which continue to be amortized:

		December 31, 2022			December 31, 2021
	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Software and technology	0.0	$3,582	$(3,582)	$—	$3,582	$(3,515)	$67
Licensed technology	0.0	500	(500)	—	500	(500)	—
Developed technology	2.1	33,800	(15,512)	18,288	29,600	(7,647)	21,953
Customer and supplier relationships	4.8	81,800	(22,091)	59,709	79,300	(9,449)	69,851
Noncompete agreements	0.0	800	(800)	—	800	(683)	117
Trademarks and trade names	3.9	2,300	(633)	1,667	2,100	(216)	1,884
Total	3.8	$122,782	$(43,118)	$79,664	$115,882	$(22,010)	$93,872

The following table presents future amortization of the Company’s finite-lived intangible assets as of December 31, 2022:

2023	$20,477
2024	17,957
2025	15,507
2026	10,574
2027	10,574
Thereafter	4,575
Total	$79,664

NOTE 8. CONSOLIDATED FINANCIAL STATEMENTS DETAILS

Consolidated Balance Sheets Details

Cash and cash equivalents

As of December 31, 2022 and December 31, 2021, the Company had cash and cash equivalents of $184,423 and $254,722, respectively, including $93,118 and $66,401, respectively, of cash received from advertising customers for future payments to vendors.

Accounts Receivable, Net

Accounts receivable consisted of the following:

	As of
	December 31, 2022	December 31, 2021
Accounts receivable — Managed Services(1)	$27,670	$21,347
Accounts receivable — Software Products & Services(2)	26,969	59,568
Accounts receivable — Other	2,181	4,926
	56,820	85,841
Less: allowance for doubtful accounts	(819)	(778)
Accounts receivable, net	$56,001	$85,063

(1)
Accounts receivable – Managed Services reflects the amounts due from the Company’s advertising customers.
(2)
Accounts receivable – Software Products & Services reflects the amounts due from the Company’s PandoLogic customers.

Property, Equipment and Improvements, Net

Property, equipment and improvements, net consisted of the following:

	As of
	December 31, 2022	December 31, 2021
Property and equipment	$8,532	$4,262
Leasehold improvements	250	167
	8,782	4,429
Less: accumulated depreciation	(3,491)	(2,873)
Property, equipment and improvements, net	$5,291	$1,556

Depreciation expense was $1,312 and $538 for the years ended December 31, 2022 and 2021, respectively. Of the $8,532 in property and equipment as of December 31, 2022, $1,192 consisted of work in progress not yet placed in service for internal use software development costs. Depreciation of internal use software development costs was $418 and $65 for the years ended December 31, 2022 and 2021, respectively.

During 2021, primarily in connection with the sublease of its former corporate office space located in Costa Mesa, California, the Company wrote-off approximately $3,852 in property and equipment and leasehold improvements and recorded a net loss on disposal of $1,894.

Accounts Payable

Accounts payable consisted of the following:

	As of
	December 31, 2022	December 31, 2021
Accounts payable — Managed Services(1)	$17,972	$23,613
Accounts payable — Other	18,766	23,098
Total	$36,738	$46,711

(1)
Accounts payable – Managed Services reflects the amounts due to media vendors for advertisements placed on behalf of the Company’s advertising clients.

Consolidated Statements of Operations and Comprehensive Loss Details

Revenue

Revenue for the periods presented were comprised of the following:

	Year Ended December 31,
	2022	2021
Commercial Enterprise	$145,899	$111,274
Government & Regulated Entities	3,829	4,031
Total revenue	$149,728	$115,305

In the third quarter of fiscal year 2021, the Company realigned its organization to improve focus and growth into two customer groups: (1) Commercial Enterprise, which today consists of customers in the commercial sector, including media and entertainment customers, advertising customers, content licensing customers and PandoLogic customers; and (2) Government & Regulated Industries, which today consists of customers in the government and regulated industries sectors, including state, local and federal government, legal, compliance and energy customers.

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

The table below illustrates the presentation of our revenues based on the above definitions:

	Year Ended December 31, 2022
		Government &
	Commercial	Regulated
	Enterprise	Industries	Total
Total Software Products & Services(1)	$80,749	$3,829	$84,578

Managed Services
Advertising	44,665	—	44,665
Licensing	20,485	—	20,485
Total Managed Services	65,150	—	65,150

Total Revenue	$145,899	$3,829	$149,728

	Year Ended December 31, 2021
		Government &
	Commercial	Regulated
	Enterprise	Industries	Total
Total Software Products & Services(1)	$55,484	$4,031	$59,515

Managed Services
Advertising	40,800	—	40,800
Licensing	14,990	—	14,990
Total Managed Services	55,790	—	55,790

Total Revenue	$111,274	$4,031	$115,305

Other Income (Expense), Net

Other income (expense), net for the periods presented was comprised of the following:

	Year Ended December 31,
	2022	2021
Interest expense, net	$(4,862)	$(538)
Gain on debt extinguishment	$19,097	—
Other	512	(62)
Other income (expense), net	$14,747	$(600)

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

The cumulative effects of the changes made to the Company’s January 1, 2022 consolidated balance sheet were as follows:

	December 31, 2021	Adjustments Due to Adoption of New Leasing Standard	January 1, 2022
Assets
Prepaid expenses and other current assets	$12,117	$71	$12,188
Other assets	954	1,983	2,937

Liabilities
Other accrued liabilities	$27,093	$1,675	$28,768
Other non-current liabilities	13,891	1,057	14,948

Stockholders' Equity
Accumulated deficit	$(345,037)	$(677)	$(345,714)

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

Lease Costs

As of December 31, 2022, on its consolidated balance sheet the Company has right-of-use assets of $1,755 recorded within other assets, the current portion of operating lease liabilities of $2,112 recorded within other accrued liabilities, and the non-current portion of operating lease liabilities of $1,510 recorded within other non-current liabilities.

The Company made cash payments for its operating leases of $2,692 for the year ended December 31, 2022, all of which were included in cash flows from operating activities within the consolidated statements of cash flows. The

Company’s operating leases have a weighted average remaining lease term of 1.9 years and weighted average discount rate of 7.8%.

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

The total rent expense for all operating leases was $2,495 for the year ended December 31, 2022, with short-term leases making up an immaterial portion of such expenses. For its sublease, the Company recorded sublease income of $1,108 for the year ended December 31, 2022.

Lease Commitments

Future undiscounted lease payments for the Company’s operating lease liabilities, a reconciliation of these payments to its operating lease liabilities, and related sublease income at December 31, 2022 are as follows:

Years ended December 31,
2023	$2,263
2024	1,814
2025	2
Total future minimum lease payments, including short-term leases	4,079
Less: future minimum lease payments for short-term leases	(158)
Less: imputed interest	(299)
Present value of future minimum lease payments, excluding short-term leases	$3,622
Less: current portion of operating lease liabilities	(2,112)
Non-current portion of operating lease liabilities	1,510

Years ended December 31,	Sublease Income
2023	$1,297
2024	1,034
Total sublease income	$2,331

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
NOTE 10. STOCKHOLDERS’ EQUITY

Common Stock Issuances

During the years ended December 31, 2022 and 2021, the Company issued an aggregate of 1,382,091 and 1,176,984 shares of its common stock, respectively, in connection with the exercise of stock options, issuance of stock awards and vesting of restricted stock units under its stock incentive plans and purchases under its Employee Stock Purchase Plan (the “ESPP”). During the year ended December 31, 2022, the Company withheld 502,005 shares of its common stock for employees taxes.

During the year ended December 31, 2022, the Company issued a total of 116,550 shares of its common stock in connection with its March 2022 acquisition. During the year ended December 31, 2022, the Company issued a total of 352,330 shares of its common stock in connection with the contingent consideration arrangement related to the acquisition of PandoLogic.

During the year ended December 31, 2021, the Company issued a total of 252,218 shares of its common stock upon the exercise of warrants for an aggregate exercise price of $2,279 and issued an aggregate of 23,050 shares of its common stock upon exercises of warrants to purchase an aggregate of 26,000 shares of its common stock, which were effected on a net exercise basis without cash payment of the exercise price.

During the year ended December 31, 2021, the Company issued an aggregate of 15,828 shares of its common stock for services provided to the Company. The Company valued these stock issuances based on the closing price of its common stock on the issuance date and recorded the expense of $369 in general and administrative expenses in the Company’s consolidated statement of operations and comprehensive loss for the year ended December 31, 2021.

Common Stock Warrants

The table below summarizes the warrants outstanding at December 31, 2022:

			Number of
		Exercise	Shares of
Issuance Date	Life in Years	Price	Common Stock
Various dates in 2017	10	$13.61	145,945
April 2018	5	$11.73	20,000
April 2020 Performance Warrant	3.7	$3.01	330,667
			496,612

The table below summarizes the warrants outstanding at December 31, 2021:

			Number of
		Exercise	Shares of
Issuance Date	Life in Years	Price	Common Stock
Various dates in 2017	10	$13.61	145,945
April 2018	5	$11.73	20,000
April 2020 Performance Warrant	3.7	$3.01	330,667
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

2017 Stock Incentive Plan

In April 2017, the Company’s Board of Directors and stockholders approved and adopted the 2017 Stock Incentive Plan (the “2017 Plan”), which became effective on May 11, 2017. Under the 2017 Plan, incentive stock options, nonstatutory stock options, stock appreciation rights, stock awards and restricted stock units may be granted to employees, non-employee directors, consultants and advisors. Awards granted under the 2017 Plan may be subject to time-based and/or performance-based vesting conditions. The Company had initially reserved 2,000,000 shares of its common stock for issuance under the 2017 Plan. The share reserve increases automatically on the first trading day of January each calendar year by an amount equal to 3% of the total number of shares of common stock outstanding on the last trading day in December of the immediately preceding calendar year, up to an annual maximum of 750,000 shares. As of December 31, 2022, an aggregate of 334,259 shares of common stock were available for future grant under the 2017 Plan.

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

As of December 31, 2022, 17,012 shares of common stock were available for future grant under the 2018 Plan.

Inducement Grant Plan

In October 2020, the Company’s Board of Directors adopted the Company’s Inducement Grant Plan. Under the Inducement Grant Plan, nonstatutory stock options, stock appreciation rights, stock awards, restricted stock units and dividend equivalent rights may be granted as an inducement material for eligible persons to enter into employment with the Company in accordance with NASDAQ Marketplace Rule 5635(c)(4) and the related guidance under NASDAQ IM 5635-1, and any amendments or supplements thereto. The Company has initially reserved 750,000 shares of common stock for issuance under the Inducement Grant Plan. As of December 31, 2022, an aggregate of 56,333 shares of common stock were available for future grant under the Inducement Grant Plan.

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

The fair values of time-based stock options granted under the Stock Plans and purchase rights under the ESPP are determined as of the grant date using the Black-Scholes-Merton option-pricing model. The following assumptions were used to compute the grant date fair values of the stock options granted during the years ended December 31, 2022 and 2021:

	Year ended December 31, 2022	Year Ended December 31, 2021
Expected term (in years)	5.5 - 6.8	5.5 - 6.1
Expected volatility	82% - 92%	80% - 83%
Risk-free interest rate	1.7% - 3.7%	0.6% - 1.4%
Expected dividend yield	—	—

The assumptions used in calculating the fair values of purchase rights granted under the ESPP during the years ended December 31, 2022 and 2021 are set forth in the table below:

	Year ended December 31, 2022	Year Ended December 31, 2021
Expected term (in years)	0.5 - 2.0	0.5 - 2.0
Expected volatility	67% - 119%	67% - 119%
Risk-free interest rate	0.1% - 3.0%	0.1%
Expected dividend yield	—	—

The stock-based compensation expense by type of award and by operating expense grouping are presented below:

	Year Ended December 31,
	2022	2021
Stock-based compensation expense by type of award:
Restricted stock units	$13,044	$19,088
Stock awards	—	19
Performance-based stock options	—	16,315
Stock options	5,304	3,720
Employee stock purchase plan	728	423
Common stock issued for services	39	500
Total stock-based compensation expense	$19,115	$40,065

Stock-based compensation expense by operating expense grouping:
Cost of revenue	$116	$116
Sales and marketing	2,263	1,716
Research and development	5,056	3,217
General and administrative	11,680	35,016
Total stock-based compensation expense	19,115	40,065

Stock-based compensation capitalized for internal-use software was $258 and $7 for the years ended December 31, 2022 and 2021, respectively.

Stock Plan Activity

Restricted Stock Units

The Company’s restricted stock unit activity for the year ended December 31, 2022 was as follows:

		Weighted
		Average Grant
	Shares	Date Fair Value
Unvested at December 31, 2021	886,461	$32.56
Granted	768,964	$13.13
Forfeited	(67,444)	$24.86
Vested	(539,147)	$36.16
Unvested at December 31, 2022	1,048,834	$15.28

As of December 31, 2022, total unrecognized compensation cost related to restricted stock units was $8,820, which is expected to be recognized over a weighted average period of 1.88 years. The weighted average grant date fair values per share of restricted stock units granted in the years ended December 31, 2022 and 2021 were $13.13 and $33.33, respectively. The fair values of restricted stock units vested during the years ended December 31, 2022 and 2021 totaled $7,151 and $18,886, respectively.

Performance Options

Performance-Based Stock Options

The activity during the year ended December 31, 2022 related to stock options that are subject to performance-based vesting conditions tied to the achievement of stock price goals by the Company was as follows:

		Weighted-Average
			Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at December 31, 2021	3,834,441	$11.05
Exercised	(46,291)	$5.64
Expired	(25,471)	$5.46
Outstanding at December 31, 2022	3,762,679	$11.15	5.51 years	$1
Exercisable at December 31, 2022	3,762,679	$11.15	5.51 years	$1

The aggregate intrinsic value of the options exercised during the years ended December 31, 2022 and 2021 was $281 and $8,288, respectively. No performance-based stock options were granted during the years ended December 31, 2022 and 2021 and no performance-based stock options vested during the year ended December 31, 2022. During the year ended December 31, 2021, the Company achieved all of the stock price milestones applicable to substantially all of the performance-based stock options and, as a result, such performance-based stock options vested and all associated unrecognized compensation was accelerated and recognized in full as a one-time expense of $16,268.

Stock Options

The activity during the year ended December 31, 2022 related to all other stock options was as follows:

		Weighted-Average
			Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at December 31, 2021	5,508,608	$15.10
Granted	721,717	$11.01
Exercised	(68,761)	$5.35
Forfeited	(228,065)	$19.58
Expired	(65,714)	$15.31
Outstanding at December 31, 2022	5,867,785	$14.53	5.76 years	$1,270
Exercisable at December 31, 2022	4,604,406	$14.18	4.88 years	$977

The weighted average grant date fair value of stock options granted during the years ended December 31, 2022 and 2021 was $8.28 and $18.64 per share, respectively. The aggregate intrinsic value of the stock options exercised during the years ended December 31, 2022 and 2021 was $329 and $10,145, respectively. The total grant date fair value of stock options vested during the years ended December 31, 2022 and 2021 was $5,939 and $2,665, respectively. At December 31, 2022, total unrecognized compensation expense related to stock options was $12,975 and is expected to be recognized over a weighted average period of 2.7 years.

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

Employee payroll deductions accrued under the ESPP as of December 31, 2022 and 2021 totaled $595 and $282, respectively. During the years ended December 31, 2022 and 2021, a total of 130,538 and 135,636 shares of common stock were purchased under the Company’s ESPP at a weighted average purchase price of $5.19 and $6.77, respectively.

NOTE 12. PROVISION FOR INCOME TAXES

The components of the Company’s loss before the provision for income taxes consisted of the following:

	Year Ended December 31,
	2022	2021
United States of America	$(18,309)	$(81,841)
Foreign	(4,939)	19,868
Total	$(23,248)	$(61,973)

The provision for income taxes consisted of the following for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Current
Federal	$1,001	$249
State	384	99
Foreign	2,486	2,988
Total current provision	3,871	3,336

Deferred
Federal	723	(10,549)
State	779	(6,197)
Foreign	(2,331)	(565)

Change in valuation allowance	(733)	16,674
Total deferred benefit	(1,562)	(637)
Total provision for income taxes	$2,309	$2,699

A reconciliation of the statutory U.S. federal income tax rate to the Company's effective tax rate for the years ended December 31, 2022 and 2021 is as follows:

	Year Ended December 31,
	2022	2021
Tax, computed at the federal statutory rate	21.00%	21.00%
State taxes, net of federal tax benefit	0.75	9.59
Impact of foreign operations	(32.93)	(3.60)
Research and development credits	5.74	1.57
Stock-based compensation	(13.57)	7.08
Earn-out revaluation	22.86	(4.95)
Meals, entertainment and other	(0.49)	(8.01)
Change in valuation allowance	(13.29)	(27.04)
(Provision for) benefit from income taxes	(9.93)%	(4.36)%

The significant components of the Company’s deferred income tax assets and liabilities as of December 31, 2022 and 2021 were as follows:

	Year Ended December 31,
	2022	2021
Net operating loss carryforwards	$44,512	$55,385
Stock-based compensation	19,722	21,003
Accrued expenses	289	1,146
Capitalized research and development	9,268	—
Lease liability	884	—
Research credits	6,617	4,632
Other	1,246	669
Total gross deferred tax assets	82,538	82,835
Valuation allowance	(81,051)	(81,784)
Total deferred tax assets	1,487	1,051

Right of use assets	(408)	—
Unremitted foreign earnings	(1,012)	—
Other	(166)	—
Other - fixed assets and intangibles	(269)	(589)
Acquired intangibles	(10,281)	(12,180)
Total deferred tax liabilities	(12,136)	(12,769)
Net deferred tax liabilities	$(10,649)	$(11,718)

The Company has evaluated the available positive and negative evidence supporting the realization of its gross deferred tax assets, including its cumulative losses, and the amount and timing of future taxable income, and has determined it is more likely than not that certain historical U.S. federal and state deferred tax assets will not be realized. Accordingly, the Company recorded a valuation allowance as of December 31, 2022 and 2021 against these deferred tax assets.

The change in the valuation allowance for the years ended December 31, 2022 and 2021 is as follows:

	Year Ended December 31,
	2022	2021
Valuation allowance, at beginning of year	$81,784	$65,110
Increase in valuation allowance	(733)	16,674
Valuation allowance, at end of year	$81,051	$81,784

As of December 31, 2022, the Company has federal and state income tax net operating loss carryforwards of approximately $172,866 and $122,346, respectively. The U.S. federal and state net operating losses are projected to expire beginning in 2034 and 2030, respectively, unless previously utilized. Net federal operating loss carryforwards generated after January 1, 2018 may be carried forward indefinitely, subject to the 80% taxable income limitation on the utilization of the carryforwards. In addition, the Company had federal and state research and development credit carryforwards of approximately $5,306 and $3,573, respectively, as of December 31, 2022. The federal research and development credit will begin to expire in 2036 if unused and the state research and expenditure credit may be carried forward indefinitely. Utilization of the Company's U.S. net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations set forth in Internal Revenue Code Section 382 and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and tax credit carryforwards before utilization

In connection with the Company's acquisition of PandoLogic in September 2021, the Company recorded a net deferred tax liability primarily related to acquired non-goodwill intangible fair value in excess of tax basis. No valuation allowance is recorded against acquired PandoLogic Israel's deferred tax assets as it is more likely than not they will be utilized to offset future taxable income.

In August 2021, PandoLogic obtained the approval for the Israeli Preferred Technology Enterprise (“PTE”) status which provides beneficial tax treatment for Israeli companies engaged in R&D activities that own the intellectual property rights. Under PTE status, the Company's Israeli tax rate is reduced from the 23% statutory rate to a 12% beneficial rate. This arrangement is scheduled to expire in December 2025 and is subject to certain conditions which we have complied with during 2022. The effect of this tax incentive arrangement increased our income tax provision, as compared to the statutory rate, by $177 in 2022.

Prior to the September 2021 PandoLogic acquisition, PandoLogic received certain favorable tax treatment from the Israeli tax authorities predicated on PandoLogic’s continued reinvestment of its earnings and profits back into Israel (“Pre-acquisition E&P”). Beyond fiscal year 2022 and in the event the Company declares a dividend and takes distributions on any of PandoLogic’s Pre-acquisition E&P, a portion of those distributions would be subject to a 20% local tax on distribution and become payable in the period in which the distribution is made. The amount of E&P subject to the 20% tax is $6,763. If the $6,763 were fully distributed, the total tax due on Pre-acquisition E&P would be $1,353 and this amount will be recognized as an income tax expense in the financial statements in the period in which the company declares the dividends.

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

As of December 31, 2022 and 2021, the Company had approximately $1,650 and $1,111, respectively, of unrecognized tax benefits netted against its deferred tax assets within other assets, none of which would impact the Company’s effective tax rate if recognized due to the valuation allowance. If recognized, $1,511 would result in a deferred tax asset for tax attribute carryforwards, which is expected to require a full valuation allowance based on present circumstances. The Company estimates that none of its unrecognized tax benefits will materially change within the next twelve months. Amounts accrued for interest and penalties related to uncertain tax positions were not material for any period presented.

A reconciliation of the unrecognized tax benefits from January 1, 2021 to December 31, 2022 is as follows:

	Year Ended December 31,
	2022	2021
Unrecognized tax benefits as of January 1	$1,111	$720
Gross increase for tax positions of prior years	(2)	—
Gross increase for tax positions of current year	541	391
Unrecognized tax benefits balance at December 31	$1,650	$1,111

The Company is subject to taxation in the United States, Israel, the United Kingdom, and various U.S. states. In general, the U.S. federal statute of limitations is three years. However, the Internal Revenue Service may still adjust a tax loss or credit carryover in the year the tax loss or credit carryover is utilized. As such, our U.S. federal tax returns and state tax returns are open for examination since inception. The Israeli statute of limitations period is generally three years commencing at the end of the year in which the return was filed. The Company is not currently under examination from income tax authorities in the jurisdictions in which the Company does business.

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act (“IRA”), which, among others, implements a 15% corporate alternative minimum tax based on the adjusted financial statement income for certain large corporations and a 1% excise tax on net share repurchases. The minimum tax and excise tax, if applicable, are effective for fiscal years beginning after December 31, 2022. We do not expect the IRA to have a material impact on our financial position, results of operations or cash flows. We will continue to monitor additional future guidance from the IRS.

NOTE 13. RELATED PARTY TRANSACTIONS

There were no related party transactions as of or during the years ended December 31, 2022 and 2021.

NOTE 14. SUBSEQUENT EVENTS

Effective December 31, 2022, Chad Steelberg resigned as Chief Executive Officer of the Company, and on January 1, 2023, the Board of Directors appointed Ryan Steelberg as President and Chief Executive Officer. Chad Steelberg will continue to provide services to the Company in his role as Chairman of the Board of Directors. In connection with these management transitions, the Company entered into new employment agreements with Ryan Steelberg and Michael L. Zemetra, the Company’s Chief Financial Officer.

On January 4, 2023, the Company entered into a consulting agreement (the “Consulting Agreement”) with Steel Holdings, LLC, an entity affiliated with Chad Steelberg. Pursuant to the Consulting Agreement, the Company retained Chad Steelberg as a consultant to provide ongoing transition services related to Ryan Steelberg’s appointment as CEO and to manage and oversee the further development of our aiWARE platform.

On March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. The FDIC thereafter transferred all deposits and assets of SVB to Silicon Valley Bank, N.A. (“SVBNA”), a successor bank created by the FDIC in order to protect all depositors. On March 13, 2023, the Company’s cash deposits at SVBNA became available. The Company immediately transferred the majority of its deposits to other financial institutions and began the process of fully liquidating and transferring its remaining deposits to other financial institutions.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to enable timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms promulgated by the SEC. Our management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and there is no assurance that our disclosure controls and procedures will operate effectively under all circumstances. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2022, our disclosure controls and procedures were not effective at the reasonable assurance level due to the following material weaknesses in internal control over financial reporting.

Management's Annual Report on Internal Control over Financial Reporting

Management's Assessment of the Effectiveness of our Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based upon its assessment, our management believes that, as of December 31, 2022, our internal control over financial reporting was not effective due to the following material weakness in internal control over financial reporting.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

During the preparation of the our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2022, management identified a material weakness in internal control over financial reporting relating to the appropriate oversight and sufficient review of the work performed by third-party specialists on our behalf and the coordination of work being performed by more than one specialist. Such third-party specialists were used in the preparation of (i) our valuation of Contingent Consideration, (ii) our valuation of certain identified intangible assets and (iii) our purchase price allocation pursuant to ASC 805, Business Combinations, in connection with the acquisition of PandoLogic Ltd. The material weakness resulted in the restatement of the unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2022 and immaterial misstatements to the consolidated financial statements as of and for the year ended December 31, 2021. Additionally, this material weakness could have resulted in a misstatement of certain accounting estimates or disclosures that would have resulted in a material misstatement of our annual consolidated financial statements that would not have been prevented or detected on a timely basis.

During the preparation of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, management identified a material weakness in internal control over financial reporting relating to information technology general controls (“ITGCs”) in the areas of user access and change-management over certain information technology (“IT”) systems that support the Company’s financial reporting processes. In addition, the Company’s business process automated and manual controls that are dependent on the affected ITGCs were also deemed ineffective because they could have been adversely impacted. Although this material weakness did not result in any identified misstatements to the financial statements and there were no changes to previously released financial results, this material weakness could have resulted in a material misstatement to the Company's annual or interim consolidated financial statements that would not be prevented or detected on a timely basis.

Grant Thornton LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, which is included herein.

Remediation of Material Weaknesses in Internal Control Over Financial Reporting

In order to remediate the material weakness relating to appropriate oversight and sufficient review of the work performed by third-party specialists on our behalf and the coordination of work being performed by more than one specialist, management implemented financial reporting control changes to address the material weakness relating to the process for evaluating the qualifications of third-party specialists, defining the scope of work to be performed by such specialists and reviewing all estimates and other work product prepared by specialists in September 2022. Management has taken steps to enhance its evaluation of the qualifications of third-party specialists, more accurately define the scope of work to be performed by such specialists and improve the review process for all estimates and other work product prepared by such specialists, including a detailed review of all such specialists’ work by our employees with the appropriate level of experience and knowledge to review the specialists’ work for compliance with accounting standards. During the third and fourth quarters of 2022, we completed our testing of the operating effectiveness of the implemented controls and found them to be effective. As a result, we have concluded this material weakness has been remediated as of December 31, 2022.

In order to remediate the material weakness relating to ITGCs, management is taking remediation actions including: (i) developing and enhancing IT compliance oversight capabilities with specific focus over identification and execution of appropriate ITGCs; (ii) developing a training program addressing ITGCs and policies, including educating control owners concerning the principles and requirements of each control, with a focus on those related to user access and change management over IT systems impacting financial reporting; (iii) developing and maintaining documentation of underlying ITGCs to promote knowledge transfer upon personnel and function changes; and (iv) implementing an IT management review and testing plan to monitor ITGCs with a specific focus on systems supporting our financial reporting processes. To further remediate the existing material weaknesses identified herein, the management team, including the Chief Executive Officer and Chief Financial Officer, have reaffirmed and re-emphasized the importance of internal controls, control consciousness and a strong control environment. We are committed to maintaining a strong control environment and believe that these remediation efforts represent continued improvement in our control environment. We also expect to continue to review, optimize and enhance our financial reporting controls and procedures. A material weakness will not be considered remediated until the applicable remediated control operates for a sufficient period of time and management has concluded, through testing, that this enhanced control is operating effectively.

Changes in Internal Control over Financial Reporting

We completed the implementation of our new Enterprise Resource Planning (“ERP”) system during 2022. Accordingly, we have modified certain existing internal control processes relating to the implementation of the new ERP system. Other than the remediation efforts described above and the implementation of the new ERP system, there have been no changes in our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the three months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None .

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

We have adopted a written Code of Business Conduct and Ethics (the “Code of Conduct”) which is applicable to our directors, officers and employees, including our principal executive officer, principal financial and accounting officer, or persons performing similar functions. A copy of the Code of Conduct is available on our website at investors.veritone.com. To the extent required by rules adopted by the SEC and Nasdaq, we intend to promptly disclose on our website or in a Current Report on Form 8-K future amendments to certain provisions of the Code of Conduct, or waivers to such provisions granted to any executive officer or director.

The remaining information required by this item is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2022 and delivered to stockholders in connection with our 2023 annual meeting of stockholders.

Item 11. Executive Compensation.

The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2022 and delivered to stockholders in connection with our 2023 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2022 and delivered to stockholders in connection with our 2023 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2022 and delivered to stockholders in connection with our 2023 annual meeting of stockholders.

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2022 and delivered to stockholders in connection with our 2023 annual meeting of stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)
The following documents are filed as part of this Annual Report on Form 10-K:
(1)
Financial Statements.

See the index of the consolidated financial statements that are filed as part of this Annual Report on Form 10-K included in Part II, Item 8 (Financial Statements and Supplementary Data).

(2)
Financial Statement Schedules.

All financial statement schedules have been omitted because they are not applicable, not material, or the required information is included in the consolidated financial statements or the notes thereto.

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

2.2

Amendment No. 1 to Agreement and Plan of Merger, dated as of September 6, 2022, by and between Veritone, Inc. and Shareholder Representative Services, LLC (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed on September 12, 2022).

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

4.2	Form of Indenture (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3 (File No. 333-225394), filed on June 1, 2018).

4.3	Description of Registrant’s securities registered under Section 12 of the Exchange Act.

4.4

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

Exhibit No.	Description of Exhibit
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

10.9*	2017 Stock Incentive Plan (2017 Plan) (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1/A (No. 333-216726) filed on April 28, 2017).

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

10.12*

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

10.16*

Form of Notice of Grant of Stock Option and Stock Option Agreement for use in connection with the grant of stock options with performance-based vesting conditions under the 2017 Plan (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018 filed on March 18, 2019).

10.17*	2018 Performance-Based Stock Incentive Plan (2018 Plan) (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed on June 1, 2018).

10.18*

Amendment No. 1 to Veritone, Inc. 2018 Performance-Based Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2020).

10.19*

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
10.23*

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

10.28*	Veritone, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.32 to the Registrant’s Registration Statement on Form S-1/A (No. 333-216726) filed on April 28, 2017).

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

10.31

Lease Agreement dated for reference purposes as of July 14, 2017, between the Registrant and PRII/MCC South Coast Property Owner, LLC, for premises located at 575 Anton Boulevard, Costa Mesa, California (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 filed on August 8, 2017).

10.32

Office Sublease dated effective as of February 23, 2021, between the Registrant and California Pizza Kitchen, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2021.

10.33	Form of Capped Call Transactions Confirmation (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed November 22, 2021).

10.34	Form of Voting and Support Agreement (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 filed on August 5, 2021).

Exhibit No.	Description of Exhibit

10.35

Registration Rights Agreement, made and entered into as of September 14, 2021, by and between the Registrant and the shareholders named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 filed on November 15, 2021).

10.36	Consulting Agreement, dated January 3, 2023, between Veritone, Inc. and Steel Holdings, LLC (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed January 6, 2023).

10.37	Employment Agreement, dated January 19, 2023, between Veritone, Inc. and Ryan Steelberg (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed January 20, 2023).

10.38	Employment Agreement, dated January 19, 2023, between Veritone, Inc. and Michael L. Zemetra (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K, filed January 20, 2023).

21.1	List of Subsidiaries.

23.1	Consent of Grant Thornton LLP.

24.1	Power of Attorney (included on signature page).

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1+	Certifications pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, has been formatted in Inline XBRL.

*	Indicates a management contract or compensatory plan or arrangement.

+

The certifications furnished as Exhibit 32.1 accompany this Annual Report on Form 10-K pursuant to 18 U.S.C. Subsection 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Exchange Act and are not to be incorporated by reference into any of the Registrant's filings under the Securities Act, irrespective of any general incorporation language contained in any such filing..

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Veritone, Inc.

Date: March 16, 2023	By:	/s/ Ryan Steelberg
Ryan Steelberg
President and Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ryan Steelberg and Michael L. Zemetra, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Ryan Steelberg	President and Chief Executive Officer	March 16, 2023
Ryan Steelberg	(Principal Executive Officer)

/s/ Michael L. Zemetra	Executive Vice President, Chief Financial Officer and Treasurer	March 16, 2023
Michael L. Zemetra	(Principal Financial and Accounting Officer)

/s/ Chad Steelberg	Chairman of the Board and Director	March 16, 2023
Chad Steelberg

/s/ Jeff P. Gehl	Director	March 16, 2023
Jeff P. Gehl

/s/ Knute P. Kurtz	Director	March 16, 2023
Knute P. Kurtz

/s/ Richard H. Taketa	Director	March 16, 2023
Richard H. Taketa