Form 10-Q
period 2023-03-31
Veritone, Inc.
filed 2023-05-10
CIK 1615165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-38093

Veritone, Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-1161641
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1615 Platte Street, 2nd Floor, Denver, CO 80202

(Address of principal executive offices, including zip code)

(888) 507-1737

(Registrant’s telephone number, including area code)

2420 17th St., Office 3002, Denver, CO 80202

(Former name, former address and former fiscal year, if changed since last report))

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

As of May 1, 2023, 36,824,829 shares of the registrant’s common stock were outstanding.

VERITONE, INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2023

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we intend that such forward-looking statements be subject to the safe harbors created thereby. All statements made in this Quarterly Report on Form 10-Q that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as “anticipates,” “believes,” “seeks,” “estimates,” “expects,” “intends,” “continue,” “can,” “may,” “plans,” “potential,” “projects,” “should,” “could,” “will,” “would” or similar expressions and the negatives of those expressions may identify forward-looking statements, although not all forward-looking statements contain these identifying words. Such forward-looking statements include, but are not limited to, any statements that refer to projections of our future financial condition and results of operations, capital needs and financing plans, competitive position, industry environment, potential growth and market opportunities, acquisition plans and strategies, compensation plans, governance structure and policies and/or the price of our common stock.

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
▪
our reliance upon a limited number of key customers for a significant portion of our revenue, including declines in key customers’ usage of our products and other offerings;
▪
fluctuations in our results over time;
▪
the impact of seasonality on our business;
▪
our ability to manage our growth, including through acquisitions and our further expansion into international markets;
▪
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
▪
increasing interest rates, inflationary pressures and the threat of a recession in the United States and around the world; and
▪
any additional factors discussed in Item 1A (Risk Factors) of Part I of our Annual Report on Form 10-K for the year ended December 31, 2022 and our other filings with the Securities and Exchange Commission (“SEC”), including future SEC filings.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VERITONE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share and share data)

(Unaudited)

	As of
	March 31, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$139,707	$184,423
Accounts receivable, net	54,071	56,001
Expenditures billable to clients	13,035	22,339
Prepaid expenses and other current assets	13,585	15,242
Total current assets	220,398	278,005
Property, equipment and improvements, net	6,394	5,291
Intangible assets, net	74,555	79,664
Goodwill	46,460	46,498
Long-term restricted cash	862	859
Other assets	13,901	14,435
Total assets	$362,570	$424,752
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$38,015	$36,738
Accrued media payments	82,407	102,064
Client advances	3,412	19,042
Contingent consideration, current	190	8,067
Other accrued liabilities	28,123	27,412
Total current liabilities	152,147	193,323
Convertible senior notes, non-current	137,982	137,767
Other non-current liabilities	11,721	13,811
Total liabilities	301,850	344,901
Commitments and contingencies (Note 9)
Stockholders' equity
Common stock, par value $0.001 per share; 75,000,000 shares authorized; 36,792,812 and 36,321,222 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	37	36
Additional paid-in capital	455,759	451,162
Accumulated deficit	(394,234)	(371,271)
Accumulated other comprehensive loss	(842)	(76)
Total stockholders' equity	60,720	79,851
Total liabilities and stockholders' equity	$362,570	$424,752

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(in thousands, except per share and share data)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue	$30,263	$34,407
Operating expenses:
Cost of revenue	6,809	6,923
Sales and marketing	12,690	11,069
Research and development	11,527	9,883
General and administrative	17,397	22,321
Amortization	5,429	5,016
Total operating expenses	53,852	55,212
Loss from operations	(23,589)	(20,805)
Other income (expense), net	355	(1,186)
Loss before provision for income taxes	(23,234)	(21,991)
(Benefit from) provision for income taxes	(271)	138
Net loss	$(22,963)	$(22,129)
Net loss per share:
Basic and diluted	$(0.63)	$(0.62)
Weighted average shares outstanding:
Basic and diluted	36,587,946	35,476,948
Comprehensive loss:
Net loss	$(22,963)	$(22,129)
Foreign currency translation (loss) gain, net of income taxes	(766)	190
Total comprehensive loss	$(23,729)	$(21,939)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(Unaudited)

	Three Months Ended March 31, 2023
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance as of December 31, 2022	36,321,222	$36	$451,162	$(371,271)	$(76)	$79,851
Common stock issued under employee stock plans, net	466,906	1	642	—	—	643
Common stock withheld for employee taxes	(131,116)	—	(852)	—	—	(852)
Common stock issued as part of contingent consideration	135,800	—	756	—	—	756
Stock-based compensation expense	—	—	4,051	—	—	4,051
Net loss	—	—	—	(22,963)	—	(22,963)
Other comprehensive loss	—	—	—	—	(766)	(766)
Balance as of March 31, 2023	36,792,812	$37	$455,759	$(394,234)	$(842)	$60,720

	Three Months Ended March 31, 2022
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance as of December 31, 2021	34,972,256	$35	$431,606	$(345,037)	$(104)	$86,500
Cumulative-effect of accounting change adopted as of January 1, 2022	—	—	—	(677)	—	(677)
Common stock issued under employee stock plans, net	1,073,543	1	569	—	—	570
Common stock withheld for employee taxes	(457,840)	—	(9,437)	—	—	(9,437)
Common stock issued for acquisition	116,550	—	1,929	—	—	1,929
Common stock issued as part of contingent consideration	352,330	—	6,440	—	—	6,440
Stock-based compensation expense	—	—	4,847	—	—	4,847
Net loss	—	—	—	(22,129)	—	(22,129)
Other comprehensive gain	—	—	—	—	190	190
Balance as of March 31, 2022	36,056,839	$36	$435,954	$(367,843)	$86	$68,233

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(22,963)	$(22,129)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	5,907	5,214
Provision for credit losses	(72)	194
Stock-based compensation expense	3,917	4,847
Change in fair value of contingent consideration	651	5,045
Change in deferred taxes	(311)	(465)
Amortization of debt issuance costs	215	299
Amortization of right-of-use assets	300	251
Imputed non-cash interest (income) expense	(22)	16
Changes in assets and liabilities:
Accounts receivable	2,002	18,982
Expenditures billable to clients	9,304	7,487
Prepaid expenses and other assets	631	(34)
Other assets	234	(1,146)
Accounts payable	1,277	(8,384)
Accrued media payments	(19,657)	8,770
Client advances	(15,630)	(2,593)
Other accrued liabilities	2,211	(6,104)
Other liabilities	(1,779)	(116)
Net cash (used in) provided by operating activities	(33,785)	10,134
Cash flows from investing activities:
Minority investment	—	(2,000)
Capital expenditures	(1,447)	(735)
Acquisitions, net of cash acquired	(1,500)	(1,319)
Net cash used in investing activities	(2,947)	(4,054)
Cash flows from financing activities:
Payment of contingent considerations	(7,772)	(14,376)
Taxes paid related to net share settlement of equity awards	(852)	(9,441)
Proceeds from issuances of stock under employee stock plans, net	643	569
Net cash used in financing activities	(7,981)	(23,248)
Net decrease in cash and cash equivalents and restricted cash	(44,713)	(17,168)
Cash and cash equivalents and restricted cash, beginning of period	185,282	255,577
Cash and cash equivalents and restricted cash, end of period	$140,569	$238,409
Supplemental Disclosure of Cash Flow Information
Non-cash investing and financing activities:
Shares issued for acquisition of businesses and earn-out consideration	756	8,369
Stock-based compensation capitalized for software development	134	33
Lease liabilities arising from right-of-use assets	499	4,501

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITONE, INC.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except share and per share data and percentages)

(Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS

Veritone, Inc., a Delaware corporation (“Veritone” and together with its subsidiaries, collectively, the “Company”), is a provider of artificial intelligence (“AI”) computing solutions. The Company’s proprietary AI operating system, aiWARETM, uses machine learning algorithms, or AI models, together with a suite of powerful applications, to reveal valuable insights from vast amounts of structured and unstructured data. The aiWARE platform offers capabilities that mimic human cognitive functions such as perception, prediction and problem solving, enabling users to quickly, efficiently and cost effectively transform unstructured data into structured data, and analyze and optimize data to drive business processes and insights. aiWARE is based on an open architecture that enables new AI models, applications and workflows to be added quickly and efficiently, resulting in a scalable and evolving solution that can be leveraged by organizations across a broad range of business sectors, serving commercial enterprises as well as government and regulated industries.

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

NOTE 2. PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial statements and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. Such unaudited condensed consolidated financial statements and accompanying notes are based on the representations of the Company’s management, who is responsible for their integrity and objectivity. The information included in this Form 10-Q should be read in conjunction with the information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 16, 2023. Interim results for the three months ended March 31, 2023 are not necessarily indicative of the results the Company will have for the full year ending December 31, 2023.

The accompanying condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which are normal, recurring and necessary to fairly state the Company’s financial position, results of operations and cash flows. All significant intercompany transactions have been eliminated in consolidation. The financial data and the other information disclosed in these notes to the condensed consolidated financial statements reflected in the three and nine month periods presented are unaudited. The December 31, 2022 balance sheet included herein was derived from the audited financial statements but does not include all disclosures or notes required by GAAP for complete financial statements.

Liquidity and Capital Resources

During the years ended December 31, 2022 and 2021, the Company generated cash flows from operations of $3,737 and $7,234, respectively, and incurred net losses of $25,557 and $64,672, respectively. During the three months ended March 31, 2023, the Company used cash in operations of $33,785 and incurred a net loss of $22,963. As of March 31, 2023, the Company had an accumulated deficit of $394,234. Historically, the Company has satisfied its capital needs with the net proceeds from sales of equity securities, issuances of convertible debt, and the exercise of common stock options and warrants. If the Company needs to raise additional capital in order to continue to execute its business plan, there is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to the Company. During the three months ended March 31, 2023, the Company received net proceeds of $643 from the issuance of common stock under the Company’s employee stock plans, and used $852 for taxes paid related to net share settlement of equity awards and $7,772 for payment of the 2022 earnout for PandoLogic.

Management believes that the Company’s existing balances of cash and cash equivalents, which totaled $139,707 as of March 31, 2023, will be sufficient to meet its anticipated cash requirements for the next twelve months.

Use of Accounting Estimates

The preparation of the accompanying condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the accompanying condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The principal estimates relate to the accounting recognition and presentation of revenue, allowance for credit losses, purchase accounting, impairment of long-lived assets, the valuation of contingent consideration, the valuation of non-cash consideration received in barter transactions and evaluation of realizability, and the valuation of stock awards and stock warrants and income taxes, where applicable.

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

Significant Customers

One individual customer accounted for 10% or more of the Company’s revenue for the three months ended March 31, 2023 and 2022. Two individual customers accounted for 10% or more of the Company’s accounts receivable as of March 31, 2023 and one individual customer accounted for 10% or more of the Company’s accounts receivable as of December 31, 2022.

Remaining Performance Obligations

As of March 31, 2023, the aggregate amount of the transaction prices under the Company’s contracts allocated to the Company’s remaining performance obligations was $5,888, approximately 49% of which the Company expects to recognize as revenue over the next twelve months, and the remainder thereafter. This aggregate amount excludes amounts allocated to remaining performance obligations under contracts that have an original duration of one year or less and variable consideration that is allocated to remaining performance obligations. Excluded based on this policy are balances related to hiring solutions representing gross purchase orders to be satisfied in less than one year. Revenues will be recognized net of costs to fulfill these orders.

Assets and Liabilities Held for Sale

The Company determined that its energy group met the held for sale criteria under GAAP as of March 31, 2023. The potential sale of the energy group would not qualify as discontinued operations as of that date because the disposal would not have a major effect on the Company’s operations and financial results. As of March 31, 2023, the Company classified $20 as assets held for sale within prepaid expenses and other current assets and $11 as liabilities held for sale within other accrued liabilities on its condensed consolidated balance sheet.

Segment Information

The Company operates as one reportable segment. The Company reports segment information based on the internal reporting used by the chief operating decision maker for making decisions and assessing performance as the source of the Company’s reportable segments.

As of January 1, 2023, Chad Steelberg, who had served as the Company’s chief operating decision maker during the year ended December 31, 2022, resigned as the Company’s Chief Executive Officer effective as of December 31, 2022. Ryan Steelberg was appointed by the Company’s Board of Directors as President and Chief Executive Officer, effective as of January 1, 2023, and serves as the chief operating decision maker of the Company. Despite the change in the chief operating decision maker, the Company determined no change to segment reporting was necessary as there was no change in the components of the Company for which separate financial information is regularly evaluated.

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2022, other than those associated with the recently adopted guidance on accounting for expected credit losses as further described in Note 8.

Recently Adopted Accounting Pronouncements

In September 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326) which requires measurement and recognition of expected credit losses for financial assets held. This standard will be effective for the Company beginning in the first quarter of fiscal year 2023, and early adoption is permitted. The Company adopted this guidance on January 1, 2023 and the impact of the adoption was not material to our consolidated financial statements as credit losses are not expected to be significant based on historical collection trends, the financial condition of payment partners, and external market factors.

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires entities to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC Topic 606, Revenue from Contracts with Customers, in order to align the recognition of a contract liability with the definition of a performance obligation. The Company adopted this guidance on January 1, 2023. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

VocaliD Acquisition

On June 10, 2022, the Company acquired 100% of VocaliD, a U.S.-based company that specializes in the creation of personalized synthetic voices, pursuant to a stock purchase agreement.

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

March 2022 Acquisition

On March 1, 2022, the Company acquired 100% of an influencer-based management company, which is a California limited liability company, pursuant to a securities purchase agreement dated as of March 1, 2022 (the “March 2022 Acquisition”). The entity is an influencer management company that works with a select group of social media influencers to create content and custom marketing campaigns for brand partners and agencies.

The total purchase consideration was $5,881 (the “March 2022 Acquisition Consideration”), which consisted of a cash payment of $1,500 at closing, $1,929 for the fair value of the Company’s 116,550 shares of common stock, and deferred cash payments to be made in 2023 and 2024 totaling $3,000, which deferred payments were estimated to have a fair value of $2,707 on the acquisition date. The total purchase price was decreased by $976 for the settlement of a preexisting receivable and increased by $684 to adjust for the cash on hand at the time of the transaction closing and a net working capital adjustment of $37. In addition, the sellers may receive up to $4,500 in contingent earnout consideration based on achieving certain milestones tied to the entity’s financial performance in fiscal 2022 and 2023, which amount will be paid in cash (the “March 2022 Acquisition Earnout”). The fair value of the March 2022 Acquisition Earnout was estimated to be $3,015 as of March 1, 2022, all of which was deemed to be compensation to the seller which will be recognized as compensation expense over the earnout period in the general and administrative expenses on the condensed consolidated statement of operations and comprehensive loss. The Company incurred $270 in acquisition-related expenses and has recorded them in general and administrative expenses in the condensed consolidated statement of operations and comprehensive loss.

The Company paid the first of two deferred cash payments of $1,500 during the three months ended March 31, 2023.

The following table summarizes the fair value of the March 2022 Acquisition Consideration (in thousands):

March 2022 Acquisition Consideration	Amount
Cash consideration at closing	$1,500
Equity consideration at closing	1,929
Deferred consideration	2,707
Acquired cash	684
Settlement of pre-existing receivable	(976)
Net working capital adjustment	37
Total	$5,881

The allocation of the March 2022 Acquisition Consideration to tangible and intangible assets acquired and liabilities assumed is based on estimated fair values and is as follows (in thousands):

Allocation of March 2022 Acquisition Consideration**	Amount
Cash	$715
Accounts receivable	1,088
Prepaid and other current assets	120
Property and equipment	53
Intangible assets	2,700
Other assets	247
Total assets acquired	4,923
Accounts payable	18
Accrued expenses and other current liabilities	1,788
Operating lease liabilities, non-current	140
Total liabilities assumed	1,946
Identifiable net assets acquired	2,977
Goodwill	2,904
Total purchase consideration	$5,881

**The excess of the total consideration over the tangible assets, identifiable intangible assets, and assumed liabilities is recorded as goodwill. Goodwill is primarily attributable to opportunities to cross-sell into our Commercial Enterprise customer base. For income tax purposes, the Company elected to treat the transaction as an asset acquisition. As such, the goodwill generated from the acquisition is tax deductible.

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

NOTE 4. DEBT

Convertible Senior Notes

In November 2021, the Company issued, at par value, $201.3 million aggregate principal amount of 1.75% convertible senior notes due 2026 (the “Convertible Notes”). The issuance included the full exercise of an option granted by the Company to the initial purchasers of the Convertible Notes to purchase an additional $26.25 million aggregate principal amount of Convertible Notes. The Convertible Notes were issued pursuant to and are subject to the terms and conditions of an indenture, which is referred to as the Indenture, between the Company and U.S. Bank National Association, as trustee. The Convertible Notes were offered and sold in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. In December 2022, the Company repurchased $60.0 million aggregate principal amount of the Convertible Notes at approximately 65% of par (the “Repurchase Transaction”). After giving effect to the Repurchase Transaction, the Company has $141.25 million in aggregate principal amount of the Convertible Notes remaining outstanding as of March 31, 2023.

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

For the three months ended March 31, 2023 and 2022, interest expense related to the Convertible Notes and amortization of the issuance costs was $0.8 million and $1.2 million, respectively. The effective annual interest rate for the three months ended March 31, 2023 was approximately 2.42%. As of March 31, 2023, the if-converted value of the Convertible Notes did not exceed the outstanding principal amount. As of March 31, 2023, the total estimated fair value of the Convertible Notes was $105.1 million, which was determined based on a market approach using actual bids and offers of the Convertible Notes in an over-the-counter market during the period. The Company considers these assumptions to be Level 2 inputs in accordance with the fair value hierarchy described in Note 6.

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

In connection with the Repurchase Transaction, the Company entered into transactions in December 2022 to unwind a portion of the capped calls. As a result, the Company received $0.3 million in net proceeds from the proceeds of the unwinding of the capped calls.

NOTE 5. NET LOSS PER SHARE

The following table presents the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2023	2022
Numerator
Net loss	$(22,963)	$(22,129)
Denominator
Weighted-average common shares outstanding	36,587,946	35,478,676
Less: Weighted-average shares subject to repurchase	—	(1,728)
Denominator for basic and diluted net loss per share attributable to common stockholders	36,587,946	35,476,948
Basic and diluted net loss per share	$(0.63)	$(0.62)

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

	Three Months Ended March 31,
	2023	2022
Common stock options, restricted stock units and performance stock units	10,755,833	10,025,447
Warrants to purchase common stock	496,612	496,612
Common stock issuable in connection with convertible senior notes	3,842,961	5,475,369
	15,095,406	15,997,428

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

Cash and Cash Equivalents

The Company’s money market funds are categorized as Level 1 within the fair value hierarchy. As of March 31, 2023, the Company’s cash and cash equivalents were as follows:

		Gross		Cash and
		Unrealized	Fair	Cash
	Cost	Losses	Value	Equivalents
Cash	$138,655	$—	$138,655	$138,655
Level 1:
Money market funds	1,052	—	1,052	1,052
Total	$139,707	$—	$139,707	$139,707

As of December 31, 2022, the Company’s cash and cash equivalents balances were as follows:

		Gross		Cash and
		Unrealized	Fair	Cash
	Cost	Losses	Value	Equivalents
Cash	$183,381	$—	$183,381	$183,381
Level 1:
Money market funds	1,042	—	1,042	1,042
Total	$184,423	$—	$184,423	$184,423

Contingent Consideration

On September 14, 2021, the Company acquired 100% of PandoLogic, Ltd. (“PandoLogic”), a company incorporated under the laws of the state of Israel, pursuant to an Agreement and Plan of Merger dated as of July 21, 2021 (the “PandoLogic Merger Agreement”). The total purchase consideration for PandoLogic included up to $65,000 in contingent consideration based on achieving certain earnouts tied to financial performance of PandoLogic in fiscal 2021 and 2022, which amount will be paid in a combination of cash and common stock (the “PandoLogic Earnout”).

All of the Company’s contingent consideration liabilities are categorized as Level 3 within the fair value hierarchy. Contingent consideration for the PandoLogic acquisition was valued at the time of acquisition using Monte Carlo simulation models. These models incorporate contractual terms and assumptions regarding financial forecasts for PandoLogic, discount rates, and volatility of forecasted revenue. The value of the Company’s contingent consideration would increase if a lower discount rate was used and would decrease if a higher discount rate was used. Similarly, a higher revenue volatility assumption would increase the value of the contingent consideration, and a lower revenue volatility assumption would decrease the value of the contingent consideration. Contingent consideration for the March 2022 Acquisition was valued using a simple probability of achievement model, with the probability of achievement based on management’s forecasted outcomes for 2022 and 2023 fiscal year results for the acquired entity. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management with the assistance of a third-party valuation specialist when deemed necessary.

In September 2022, the Company and PandoLogic entered into an amendment to the PandoLogic Merger Agreement. This amendment provides that the 2022 PandoLogic Earnout would be no less than $10,825, irrespective of the actual financial performance of PandoLogic for the 2022 PandoLogic Earnout period. Most of the 2022 PandoLogic Earnout was paid during the three months ended March 31, 2023 in a combination of cash consideration and stock consideration, with the number of shares paid equal to that stock consideration portion of the earnout amount divided by a price per share of $20.53 in accordance with the terms of the PandoLogic Merger Agreement. As of March 31, 2023, $190 of the 2022 PandoLogic Earnout has yet to be distributed.

As of March 31, 2023, the Company’s contingent consideration liabilities current and non-current balances were as follows:

		Changes in	Amount Paid	Reclass from Non-current to	Fair
	Cost	Fair Value	To Date	Current	Value
Level 3:
Contingent consideration, current	$18,128	$(9,979)	$(29,343)	$21,384	$190
Contingent consideration, non-current	21,384	—	—	(21,384)	—
Total	$39,512	$(9,979)	$(29,343)	$—	$190

As of December 31, 2022, the Company’s contingent consideration liabilities current and non-current balances were as follows:

		Changes in	Amount Paid	Reclass from Non-current to	Fair
	Cost	Fair Value	To Date	Current	Value
Level 3:
Contingent consideration, current	$18,128	$(10,629)	$(20,816)	$21,384	$8,067
Contingent consideration, non-current	21,384	—	—	(21,384)	—
Total	$39,512	$(10,629)	$(20,816)	$—	$8,067

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

Investments

The Company holds a strategic investment in a technology company that was determined to not have a readily determinable fair value. This investment is carried at cost of $2,750 on our condensed consolidated balance sheet within other assets as of March 31, 2023 and December 31, 2022. The Company monitors this investment to determine whether an other-than-temporary decline in value indicates that impairment charges may be required. No impairment was recorded for the three months ended March 31, 2023. The Company will also re-measure its investment if there is an observable transaction in a similar class of security to our investment.

NOTE 7. GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

The carrying amount of goodwill was $46,460 as of March 31, 2023 and $46,498 as of December 31, 2022.

Goodwill
Balance at December 31, 2022	$46,498
Foreign currency translation/other	(38)
Balance at March 31, 2023	$46,460

Intangible Assets

The following table sets forth the Company’s finite-lived intangible assets resulting from business acquisitions and other purchases, which continue to be amortized:

		March 31, 2023			December 31, 2022
	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Software and technology	0.0	$3,582	$(3,582)	$—	$3,582	$(3,582)	$—
Licensed technology	0.0	500	(500)	—	500	(500)	—
Developed technology	1.8	33,800	(17,592)	16,208	33,800	(15,512)	18,288
Customer and supplier relationships	4.6	81,800	(25,015)	56,785	81,800	(22,091)	59,709
Noncompete agreements	0.0	800	(800)	—	800	(800)	—
Trademarks and trade names	3.8	2,300	(738)	1,562	2,300	(633)	1,667
Total	3.6	$122,782	$(48,227)	$74,555	$122,782	$(43,118)	$79,664

The following table presents future amortization of the Company’s finite-lived intangible assets as of March 31, 2023:

2023 (nine months)	$15,336
2024	17,957
2025	15,507
2026	10,574
2027	8,907
Thereafter	6,274
Total	$74,555

NOTE 8. CONSOLIDATED FINANCIAL STATEMENTS DETAILS

Consolidated Balance Sheets Details

Cash and cash equivalents

As of March 31, 2023 and December 31, 2022, the Company had cash and cash equivalents of $139,707 and $184,423, respectively, including $67,943 and $93,118, respectively, of cash received from advertising customers for future payments to vendors.

Accounts Receivable, Net and Allowance for Credit Losses

Accounts receivable consisted of the following:

	As of
	March 31, 2023	December 31, 2022
Accounts receivable — Managed Services(1)	$29,884	$27,670
Accounts receivable — Software Products & Services(2)	18,442	26,969
Accounts receivable — Other	6,490	2,181
	54,816	56,820
Less: allowance for expected credit losses	(745)	(819)
Accounts receivable, net	$54,071	$56,001

(1)
Accounts receivable – Managed Services reflects the amounts due from the Company’s advertising customers.
(2)
Accounts receivable – Software Products & Services reflects the amounts due from the Company’s hiring solutions customers.

Allowance for Credit Losses Accounting

The Company maintains an allowance for expected credit losses in order to record accounts receivable at their net realizable value. Inherent in the assessment of the allowance for credit losses are certain judgments and estimates relating to, among other things, the Company’s customers’ access to capital, customers’ willingness and ability to pay, general economic conditions and the ongoing relationship with customers. The Company calculates the expected credit losses on a pool basis for those receivables that have similar risk characteristics aligned with the types of accounts receivable listed in the accounts receivable table above. Allowances have been recorded for receivables believed to be uncollectible, including amounts for the resolution of potential credit and other collection issues. The allowance for expected credit losses is determined by analyzing the Company’s historical write-offs and the current aging of receivables. Adjustments to the allowance may be required in future periods depending on how issues considered such as the financial condition of customers and the general economic climate may change or if the financial condition of the Company’s customers were to deteriorate resulting in an impairment of their ability to make payments. The Company has not historically had material write-offs due to uncollectible accounts receivable.

Property, Equipment and Improvements, Net

Property, equipment and improvements, net consisted of the following:

	As of
	March 31, 2023	December 31, 2022
Property and equipment	$10,074	$8,532
Leasehold improvements	254	250
	10,328	8,782
Less: accumulated depreciation	(3,934)	(3,491)
Property, equipment and improvements, net	$6,394	$5,291

Depreciation expense was $478 and $198 for the three months ended March 31, 2023 and 2022, respectively. Of the $10,074 in property and equipment as of March 31, 2023, $1,934 consisted of work in progress not yet placed in service for internal use software development costs. Depreciation of internal use software development costs was $282 and $41 for the three months ended March 31, 2023 and 2022, respectively.

Accounts Payable

Accounts payable consisted of the following:

	As of
	March 31, 2023	December 31, 2022
Accounts payable — Managed Services(1)	$27,903	$17,972
Accounts payable — Other	10,112	18,766
Total	$38,015	$36,738

(1)
Accounts payable – Managed Services reflects the amounts due to media vendors for advertisements placed on behalf of the Company’s advertising clients.

Consolidated Statements of Operations and Comprehensive Loss Details

Revenue

Revenue for the periods presented were comprised of the following:

	Three Months Ended March 31,
	2023	2022
Commercial Enterprise	$28,868	$33,626
Government & Regulated Industries	1,395	781
Total revenue	$30,263	$34,407

The Company serves two customer groups: (1) Commercial Enterprise, which today consists of customers in the commercial sector, including media and entertainment customers, advertising customers, content licensing customers and PandoLogic customers; and (2) Government & Regulated Industries, which today consists of customers in the government and regulated industries sectors, including state, local and federal government, legal, and compliance customers.

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

The table below illustrates the presentation of our revenues based on the above definitions:

	Three Months Ended March 31, 2023
		Government &
	Commercial	Regulated
	Enterprise	Industries	Total
Total Software Products & Services	$12,732	$1,395	$14,127

Managed Services
Advertising	10,535	—	10,535
Licensing	5,601	—	5,601
Total Managed Services	16,136	—	16,136

Total Revenue	$28,868	$1,395	$30,263

	Three Months Ended March 31, 2022
		Government &
	Commercial	Regulated
	Enterprise	Industries	Total
Total Software Products & Services	$17,386	$781	$18,167

Managed Services
Advertising	10,968	—	10,968
Licensing	5,272	—	5,272
Total Managed Services	16,240	—	16,240

Total Revenue	$33,626	$781	$34,407

Other Income (Expense), Net

Other income (expense), net for the periods presented was comprised of the following:

	Three Months Ended March 31,
	2023	2022
Interest expense, net	$(805)	$(1,182)
Other	1,160	(4)
Other income (expense), net	$355	$(1,186)

Other in the table above consists primarily of foreign exchange gain of $1.2 million.

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

The Company’s effective tax rate for the three months ended March 31, 2023 and 2022 was 1.2% and (0.6)%, respectively. The difference between the effective tax rate and the U.S. federal statutory rate of 21% is primarily due to a valuation allowance established on the majority of the Company’s federal and state net deferred tax assets. The change in our year-to-date effective tax rate is primarily driven by year-to-date losses generated by the Company’s foreign subsidiary.

As of March 31, 2023, the Company continues to provide a valuation allowance against all federal and state deferred tax assets. The Company continues to evaluate the realizability of deferred tax assets and the related valuation allowance. If the Company’s assessment of the deferred tax assets or the corresponding valuation allowance were to change, the Company would record the related adjustment to income during the period in which the determination is made.

The Company is subject to taxation in the United States, Israel, the United Kingdom, and various U.S. states. In general, the U.S. federal statute of limitations is three years. However, the Internal Revenue Service may still adjust a tax loss or credit carryover in the year the tax loss or credit carryover is utilized. As such, the Company’s U.S. federal tax returns and state tax returns are open for examination since inception. The Israeli statute of limitations period is generally three years commencing at the end of the year in which the return was filed. The Company is not currently under examination from income tax authorities in the jurisdictions in which the Company does business.

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

NOTE 9. LEASES, COMMITMENTS AND CONTINGENCIES

Leases

Lease Costs

As of March 31, 2023, on its condensed consolidated balance sheet the Company had right-of-use assets of $1,956 recorded within other assets, the current portion of operating lease liabilities of $2,326 recorded within other accrued liabilities, and the non-current portion of operating lease liabilities of $1,302 recorded within other non-current liabilities. As of December 31, 2022, on its condensed consolidated balance sheet the Company had right-of-use assets of $1,755 recorded within other assets, the current portion of operating lease liabilities of $2,112 recorded within other accrued liabilities, and the non-current portion of operating lease liabilities of $1,510 recorded within other non-current liabilities.

The Company made cash payments for its operating leases of $635 and $652 for the three months ended March 31, 2023 and 2022, respectively, all of which were included in cash flows from operating activities within the condensed consolidated statements of cash flows. The Company’s operating leases have a weighted average remaining lease term of 1.7 years and weighted average discount rate of 8.1%.

The total rent expense for all operating leases was $546 and $506 for the three months ended March 31, 2023 and 2022, respectively, with short-term leases making up an immaterial portion of such expenses. For its sublease, the Company recorded sublease income of $277 and $277 for the three months ended March 31, 2023 and 2022, respectively.

Lease Commitments

Future undiscounted lease payments for the Company’s operating lease liabilities, a reconciliation of these payments to its operating lease liabilities, and related sublease income at March 31, 2023 are as follows:

Years ended December 31,
2023 (nine months)	$1,818
2024	2,085
2025	24
Total future minimum lease payments, including short-term leases	3,927
Less: future minimum lease payments for short-term leases	(89)
Less: imputed interest	(210)
Present value of future minimum lease payments, excluding short-term leases	$3,628
Less: current portion of operating lease liabilities	(2,326)
Non-current portion of operating lease liabilities	1,302

Years ended December 31,	Sublease Income
2023 (nine months)	$1,001
2024	1,034
Total sublease income	$2,035

Purchase Consideration

In connection with the March 2022 Acquisition, the Company committed to make purchase consideration payments of $1,500 within ten days of the first anniversary of the closing date of the acquisition and an additional $1,500 within ten days of the second anniversary of the closing date of the acquisition. The first payment of $1,500 was made during the three months ended March 31, 2023. In connection with its VocaliD acquisition, the Company committed to make purchase consideration payments of $1,000 on the first anniversary of the closing date of the acquisition and an additional $1,000 on the 18-month anniversary of the closing date of the acquisition. In connection with its VSL acquisition, the Company committed to make a purchase consideration payment of $300 on the 18-month anniversary of the closing date of the acquisition. Refer to Note 3 for further details.

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

NOTE 10. STOCKHOLDERS’ EQUITY

Common Stock Issuances

During the three months ended March 31, 2023 and 2022, the Company issued an aggregate of 355,790 and 615,703 shares of its common stock, respectively, in connection with the exercise of stock options, issuance of stock awards and vesting of restricted stock units under its stock incentive plans and stock purchases under its Employee Stock Purchase Plan (the “ESPP”).

During the three months ended March 31, 2023 and 2022, the Company issued a total of 135,800 and 352,330 shares of its common stock, respectively, in connection with the contingent consideration arrangement related to the acquisition of PandoLogic. During the three months ended March 31, 2022, the Company issued a total of 116,550 shares of its common stock in connection with the March 2022 Acquisition.

NOTE 11. STOCK PLANS

Stock-Based Compensation

During the three months ended March 31, 2023 and 2022, the Company granted options to purchase an aggregate of 226,966 and 480,850 shares of its common stock that are subject to time-based vesting conditions, respectively.

The Company valued these stock options using the Black-Scholes Merton option pricing model. The following assumptions were used to compute the grant date fair values of the stock options granted during the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Expected term (in years)	6.8	6.1
Expected volatility	91%	82%
Risk-free interest rate	3.6%	1.8%
Expected dividend yield	—	—

The assumptions used in calculating the fair values of purchase rights granted under the ESPP during the three months ended March 31, 2023 and 2022 are set forth in the table below:

Three Months Ended March 31,
	2023	2022
Expected term (in years)	0.5 - 2.0	0.5 - 2.0
Expected volatility	71% - 101%	71% - 88%
Risk-free interest rate	0.1% - 4.8%	0.2% - 2.4%
Expected dividend yield	—	—

The Company’s stock-based compensation expense by type of award and by operating expense grouping are presented below:

	Three Months Ended March 31,
	2023	2022
Stock-based compensation expense by type of award:
Restricted stock units	$2,168	$3,432
Performance-based stock units	328	—
Stock options	971	1,273
Employee stock purchase plan	450	92
Common stock issued for services	—	19
Total stock-based compensation expense	$3,917	$4,816

Stock-based compensation expense by operating expense grouping:
Cost of revenue	$20	$20
Sales and marketing	176	463
Research and development	1,542	1,004
General and administrative	2,179	3,329
Total stock-based compensation expense	$3,917	$4,816

Stock-based compensation capitalized for internal-use software was $134 and $33 for the three months ended March 31, 2023 and 2022, respectively.

Equity Award Activity Under Stock Plans

Performance Stock Units

On January 4, 2023, the Company entered into a consulting agreement (the “Steel Holdings Consulting Agreement”) with Steel Holdings, LLC, an affiliate of Chad Steelberg, our former Chief Executive Officer and current Chairman of the Company’s Board of Directors (the “Board”), as further described in Note 12. In connection with the Steel Holdings Consulting Agreement, on January 11, 2023 the Compensation Committee of the Board (the “Compensation Committee”) approved a grant of 118,460 performance stock units (the “Steel Holdings Consulting PSUs”) that vest upon the achievement of certain performance milestones. The Steel Holdings Consulting PSUs will expire 6 months after the Steel Holdings Consulting Agreement terminates.

On March 16, 2023, the Compensation Committee approved a grant of 170,402 target performance stock units to be granted to the Company’s named executive officers (the “Senior Executive PSUs”). The awards have a grant date of March 31, 2023 and will vest based on the achievement of revenue and non-GAAP net income targets (each equally weighted) for 2023, which achievement shall then be modified (up to a 20% increase or decrease) based on the Company’s relative total shareholder return over a three-year performance period (the “TSR Modifier”), as compared with the S&P Software and Services Select Industry Index. Based on the Company’s performance, the Company’s named executive officers may earn from 0% to 200% of the target number of shares of the Senior Executive PSUs. The Senior Executive PSUs, to the extent earned, will vest on the date the Board certifies the TSR Modifier for the three-year performance period ending December 31, 2025 and the number of Senior Executive PSUs that will vest as of such certification, all of which will occur within 90 days of the end of the performance period ending December 31, 2025. Compensation costs recognized on the Senior Executive PSUs are adjusted, as applicable, for performance above or below the target specified in the award.

The Company’s performance stock unit activity for the three months ended March 31, 2023 was as follows:

		Weighted
		Average Grant
	Shares	Date Fair Value
Unvested at December 31, 2022	—	N/A
Granted	288,862	$5.88
Unvested at March 31, 2023	288,862	$5.88

Restricted Stock Units

The Company’s restricted stock unit activity for the three months ended March 31, 2023 was as follows:

		Weighted
		Average Grant
	Shares	Date Fair Value
Unvested at December 31, 2022	1,048,834	$15.28
Granted	517,554	$6.03
Forfeited	(27,994)	$22.79
Vested	(361,532)	$16.71
Unvested at March 31, 2023	1,176,862	$12.07

As of March 31, 2023, total unrecognized compensation cost related to restricted stock units was $10,590, which is expected to be recognized over a weighted average period of 2.17 years.

Performance-Based Stock Options

The activity during the three months ended March 31, 2023 related to stock options that are subject to performance-based vesting conditions tied to the achievement of stock price goals by the Company was as follows:

		Weighted-Average
			Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at December 31, 2022	3,762,679	$11.15
Exercised	(7,000)	$6.11
Expired	(14,040)	$5.75
Outstanding at March 31, 2023	3,741,639	$11.18	5.3 years	$76
Exercisable at March 31, 2023	3,741,639	$11.18	5.3 years	$76

The aggregate intrinsic value of the options exercised during the three months ended March 31, 2023 and 2022 was $5 and $221, respectively. No performance-based stock options were granted during the three months ended March 31, 2023 and 2022 and no performance-based stock options vested during the three months ended March 31, 2023.

Stock Options

The activity during the three months ended March 31, 2023 related to all other stock options was as follows:

		Weighted-Average
			Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at December 31, 2022	5,867,785	$14.53
Granted	226,966	$5.31
Exercised	(12,979)	$6.11
Forfeited	(67,559)	$22.50
Expired	(33,471)	$12.57
Outstanding at March 31, 2023	5,980,742	$14.12	5.6 years	$1,624
Exercisable at March 31, 2023	4,708,690	$14.23	4.6 years	$1,242

The weighted average grant date fair value of stock options granted during the three months ended March 31, 2023 and 2022 was $4.21 and $11.36 per share, respectively. The aggregate intrinsic value of the stock options exercised during the three months ended March 31, 2023 and 2022 was $10 and $163, respectively. The total grant date fair value of stock options vested during the three months ended March 31, 2023 and 2022 was $1,584 and $1,085, respectively. At March 31, 2023, total unrecognized compensation expense related to stock options was $11,711 and is expected to be recognized over a weighted average period of 2.6 years.

The aggregate intrinsic values in the tables above represent the difference between the fair market value of the Company’s common stock and the average option exercise price of in-the-money options, multiplied by the number of such stock options.

Employee Stock Purchase Plan

During the three months ended March 31, 2023, a total of 87,895 shares of common stock were purchased under the ESPP. As of March 31, 2023 and December 31, 2022, accrued employee contributions for future purchases under the ESPP totaled $248 and $595, respectively.

NOTE 12. RELATED PARTY TRANSACTIONS

On January 4, 2023, the Company entered into the Steel Holdings Consulting Agreement with Steel Holdings, LLC, effective as of January 1, 2023. Steel Holdings, LLC is an entity affiliated with Chad Steelberg, our current Chairman of the Board and former Chief Executive Officer effective as of December 31, 2022. Under the Steel Holdings Consulting Agreement, the Company retained Mr. Steelberg as a consultant to provide ongoing Chief Executive Officer transition services and to manage and oversee the further development of the Company’s aiWARE platform. During the three months ended March 31, 2023 the Company recorded a research and development expense of $155 for consulting fees and reimbursements for reasonable and documented expenses, $394 for variable consultant performance bonus expense and $328 in stock-based compensation expense for the Steel Holdings Consulting PSUs.

There were no other related party transactions during the three months ended March 31, 2023 and 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read together with and is qualified in its entirety by reference to the condensed consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed under “Risk Factors,” set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 and our other filings with the Securities and Exchange Commission (“SEC”), including future SEC filings. . See “Special Note Regarding Forward-Looking Statements.”

Overview

Veritone, Inc., collectively with our subsidiaries, referred to as “Veritone,” “Company,” “we,” “our,” and “us,” is a provider of Artificial Intelligence, or AI, solutions, powered by our proprietary AI operating system, aiWARE™, to deliver differentiated products and solutions to our Commercial Enterprise and Government & Regulated Industries customers. Our Software Products & Services consist of revenues generated from Commercial Enterprise and Government & Regulated Industries customers using our aiWARE platform and hiring solutions, any related support and maintenance services, and any related professional services associated with the deployment and/or implementation of such solutions. Our Managed Services consist of revenues generated from Commercial Enterprise customers using our content licensing services, advertising agency, influencer management and related services.

During the three months ended March 31, 2023, we generated revenue of $30.3 million as compared to $34.4 million during the three months ended March 31, 2022. Our Software Products & Services revenue was $14.1 million during the three months ended March 31, 2023 as compared with $18.2 million for the same period in 2022, while our Managed Services of $16.1 million was relatively flat during the three months ended March 31, 2023 compared with the same period in 2022. During the three months ended March 31, 2023 our largest customer represented 18% of our consolidated revenue and during the three months ended March 31, 2022, that same customer was our largest customer and represented 31% of our consolidated revenue.

Recent Developments

Effective December 31, 2022, Chad Steelberg resigned as our Chief Executive Officer and, effective January 1, 2023, our Board of Directors, or our Board, appointed Ryan Steelberg as President and Chief Executive Officer of the Company, or CEO. Chad Steelberg will continue to provide services to us in his role as Chairman of the Board and as a consultant to the Company. In January 2023, we entered into new employment agreements with Ryan Steelberg and Michael L. Zemetra, our Chief Financial Officer.

On January 4, 2023, we entered into the Steel Holdings Consulting Agreement with Steel Holdings, LLC, an entity affiliated with Chad Steelberg. Pursuant to the Consulting Agreement, we retained Chad Steelberg as a consultant to provide ongoing transition services related to Ryan Steelberg’s appointment as CEO and to manage and oversee the further development of our aiWARE platform.

On January 31, 2023, we announced strategic cost reduction initiatives with the aim of achieving net annualized savings of $12 to $15 million over the course of fiscal 2023. As part of this initiative, we engaged in a headcount reduction during the first quarter of 2023. In addition, we are in the process of divesting our energy group in the first half of 2023, and we intend to reduce and consolidate expenses tied to software, outside services, and cloud-based processing throughout 2023. As of May 1, 2023, we were no longer incurring expenses from the energy group and we anticipate the divestiture transaction will close in the second quarter of 2023.

Opportunities, Challenges and Risks

During the three months ended March 31, 2023 and 2022, we derived our revenue primarily through our Commercial Enterprise customers, and secondarily through our Government & Regulated Industries customers.

We are a leader in AI-based Software Products & Services. Our proprietary AI operating system, aiWARE, uses machine learning algorithms, or AI models, together with a suite of powerful applications, to reveal valuable insights from vast amounts of structured and unstructured data. Historically, we have derived a large portion of our Software Product & Services revenue from applications we internally developed from our aiWARE platform and actively sold across various customers. While management believes there is a substantial opportunity to increase revenue longer term, current economic conditions have negatively impacted our business operations and financial results, and there is no certainty that any future investments, which could be significant and include future potential acquisitions, will result in significant enterprise revenue realization or revenue growth when compared with historical revenue. Nevertheless, we continue to see significant opportunities for growth in Software Products & Services and our aiWARE platform sales to existing and newly acquired customers, and where our AI solutions could add tremendous value in content creation and distribution, including in the news, television and film industries.

We believe there will be significant near and long-term opportunities for revenue growth from Government & Regulated Industries markets due to customer adoption of our products and services related to AI technologies and more recently with our official Authorization to Operate, or ATO, of our aiWARE platform across the entire U.S. Department of Justice and progress with the Chief Digital and Artificial Intelligence Officer (“CDAO”) and Department of Defense (“DOD”). However, many enterprise-level opportunities with Government & Regulated Industries customers can involve long sales cycles, during which we must invest significant time and resources without a guarantee of success. We may seek to acquire businesses with deep relationships and greater scale within the U.S. government and within regulated industries to further accelerate our pursuit of the growth opportunities we see in this market.

During the second half of 2020, we launched our Veritone energy group as part of our Government & Regulated Industries solutions to help utilities increase profitability and improve grid reliability as they make the transition to renewables. Today, our energy solutions are in production at a major utility and being deployed across global manufactures. While we believe our energy solutions have long term value, our aiWARE platform is in the early stages of deployment in this market, and given the current macroeconomic environment, coupled with the fact that we will need to continue making significant investments in product, sales and engineering to further develop current and future solutions, we have elected to divest our energy group in the first half of 2023. As of May 1, 2023, we were no longer incurring expenses from the energy group and we anticipate the divestiture transaction will close in the second quarter of 2023.

Growing our existing and new Software Products & Services customer base is critical for our success. During the three months ended March 31, 2023, ending Software Products & Services customers grew to 667, a 19% increase year over year. While our overall customer growth has been significant, we did experience a slowdown in our Average Annual Revenue (AAR) per customer (as defined and discussed below under “—Non-GAAP Financial Measures”), beginning in our second quarter of 2022, which was principally driven by the reduction in hiring consumption from our largest customer, Amazon. For most of 2021 through the first quarter of 2022, Amazon utilized our hiring platform to support its growth during the COVID-19 pandemic. Beginning in the second quarter of 2022, the COVID-19 pandemic eased and many consumers returned to in-person experiences, including brick and mortar retail shopping. As a result, Amazon substantially slowed its hiring activities in connection with its warehouse and distribution services throughout the remainder of 2022, which created significant fluctuations in our quarterly results in 2022. While we do not expect the same level of fluctuation from Amazon in 2023 as compared to 2022, given Amazon’s high concentration of revenue on our consolidated results, our revenue results may continue to fluctuate significantly year over year based upon their hiring patterns. Overall, our revenues from Amazon during the three months ended March 31, 2023 declined 49% as compared to the prior year, and represented approximately 18% of our consolidated revenue in the first quarter of 2023 compared to 31% of our consolidated revenue in the first quarter of 2022. Offsetting this decline was non-Amazon Software Products & Services revenue, which grew in the aggregate by 16% as compared to the prior year, driven in part by Government & Regulated Industries revenue growth of 79% during the three months ended March 31, 2023 as compared to the prior year. To reduce this risk, we continue to aggressively invest in existing and growing new customers. We also grew our hiring solutions customer base as of March 31, 2023 over 21% year over year.

Additionally, and as a result of the recent pullback in the macroeconomic environment caused by high inflation, rising interest rates and recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures, we expect that some of our customers may reduce advertising spending across our managed services in 2023 when compared to same periods in the prior year. In addition, in the event of a recession in 2023, we may see additional declines in existing and new customers consumption of our Software Products & Services. To mitigate against these risks, we have been investing aggressively in existing customers and acquiring new customers, and in January 2023, we announced certain cost reduction initiatives. As a result of our efforts to diversify our customer base and increase sales within our existing customer base, we intend to continue to increase our sales and marketing spending in the near term as compared to the trailing twelve months; however, these increased investments will be somewhat offset by our 2023 cost reduction initiatives.

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

For the three months ended March 31, 2023, our total revenues decreased to $30.3 million compared to $34.4 million for the three months ended March 31, 2022, a decrease of 12%. For the three months ended March 31, 2023, our total loss from operations increased to $23.6 million compared to $20.8 million for the three months ended March 31, 2022, an increase of 13%. For the three months ended March 31, 2023, our non-GAAP gross margin (calculated as described in “Non-GAAP Financial Measures” below) decreased slightly to approximately 78% compared with approximately 80% for the three months ended March 31, 2022, primarily due to reduced hiring solutions revenue from Amazon as compared to the prior year period. Our non-GAAP gross margin is impacted significantly by the mix of our Software Products & Services and our Managed Services revenue in any given period because our Managed Services revenue typically has a lower overall non-GAAP gross margin than our Software Products & Services revenue. Our non-GAAP gross profit (see “Non-GAAP Financial Measures” below) is also dependent upon our ability to grow our revenue by expanding our customer base and increasing business with existing customers, and to manage our costs by negotiating favorable economic terms with cloud computing providers such as AWS and Microsoft Azure. While we are focused on continuing to improve our non-GAAP gross profit, our ability to attract and retain customers to grow our revenue will be highly dependent on our ability to implement and continually improve upon our technology and services and improve our technology infrastructure and operations as we experience increased network capacity constraints due to our growth.

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

We expect to continue pursuing a strategy of acquiring companies to help accelerate our organic growth. We believe there are strategic acquisition targets that can accelerate our entry into and expand our existing market share in key strategic markets, as well as our ability to grow our business. As a result, we are continuing to prioritize corporate development efforts throughout 2023. Our acquisition strategy is threefold: (i) to increase the scale of our business in markets we are in today, (ii) to accelerate growth in new markets and product categories, including expanding our existing engineering and sales resources, and (iii) to accelerate the adoption of aiWARE as the universal AI operating system through venture or market-driven opportunities.

During the three months ended March 31, 2023, we reported a net loss of $23.0 million compared to a net loss of $22.1 million during the three months ended March 31, 2022. During the three months ended March 31, 2023, we reported a non-GAAP net loss of $9.6 million as compared to a non-GAAP net loss of $5.2 million during the three months ended March 31, 2022. To continue to grow our revenue, we plan to continue to make targeted investments in people, namely software engineers and sales personnel. In 2022, we made substantial investments in our existing employee base, including higher annual raises and increased benefits, to compete in a challenging and constrained labor environment. In addition, we made investments in our corporate infrastructure, including new ERP and workforce systems to help us better manage the scale and growth of our business. However, considering the current challenging macro-economic environment in the first half of 2023, we have made and are continuing to make significant cost reductions to our operating structure to better streamline our business and prioritization around our growth and corresponding investments. In January 2023 we announced strategic cost reduction initiatives with the aim of achieving net annualized savings of $12 to $15 million over the course of fiscal year 2023, of which we have attained $10.8 million in cost reduction, or close to 80% of our target. These cost reduction initiatives began in the latter half of 2022 and will continue through the first half of 2023, and include reductions in workforce and certain legacy operating costs, as well as the divestiture of our energy group. We project that we remain on track to meet our annual goal. As a result of these initiatives, we believe we will be able to accelerate our pathway to long term profitability.

In the three months ended March 31, 2023 and 2022, substantially all of our revenue was derived from customers located in the United States. We believe that there is a substantial opportunity over time for us to expand our service offerings and customer base in countries outside of the United States. In the long term, we plan to expand our business further internationally in places such as Europe, Asia Pacific and Latin America, and as a result, we expect to continue to incur significant incremental upfront expenses associated with these expansion opportunities.

Impact of the Current Global Economic Conditions

Global economic and business activities continue to face widespread macroeconomic uncertainties, including the ongoing impact of COVID-19, labor shortages, inflation and monetary supply shifts, recession risks and disruptions from the Russia-Ukraine conflict. The extent of the impact of these factors on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, and the impact on our customers, partners and employees, all of which are uncertain and cannot be predicted. These global economic conditions and any continued or new disruptions caused by these conditions may negatively impact our business in a number of ways. For example, our hiring solutions are sold to businesses whose financial conditions fluctuate based on general economic and business conditions, particularly the overall demand for labor and the economic health of current and prospective employers. In fiscal 2021, the COVID-19 pandemic forced certain technology and ecommerce companies, like Amazon, to increase hiring to meet increased demand. This, in turn, increased the overall consumption and use of our hiring solutions, and corresponding revenue. In fiscal 2022 and continuing in the first quarter of fiscal 2023, with the easing of COVID-19 restrictions and higher inflation worldwide, demand for certain ecommerce services declined. As a result, companies adversely impacted by this shift in consumer behavior, including Amazon, experienced a decline in the demand for hiring and the consumption of our hiring solutions and corresponding revenue declined.

To the extent that economic uncertainty or attenuated economic conditions cause our customers and potential customers to freeze or reduce their headcount, and reduce their advertising spending, demand for our products and services may be negatively affected in 2023 and beyond. These adverse economic conditions could also result in reductions in sales of our applications, longer sales cycles, reductions in contract duration and value, slower adoption of new technologies and increased price competition. In addition, economic recessions have historically resulted in overall reductions in spending on software and technology solutions as well as pressure from customers and potential customers for extended billing terms. If economic, political, or market conditions deteriorate, or if there is uncertainty around these conditions, our customers and potential customers may elect to decrease their software and technology solutions budgets by deferring or reconsidering product purchases, which would limit our ability to grow our business and negatively affect our operating results. Any of these events would likely have an adverse effect on our business, operating results and financial position.

Due to the nature of our business, the effect of these macroeconomic conditions may not be fully reflected in our results of operations until future periods. We have assessed the potential credit deterioration of our customers due to changes in the macroeconomic environment and have determined that no additional allowance for credit losses was necessary due to credit deterioration as of March 31, 2023. The most significant risks to our business and results of operations are discussed in Part I, Item 1A (Risk Factors) of our Annual Report on Form 10-K for the year ended December 31, 2022.

Non-GAAP Financial Measures

In evaluating our cash flows and financial performance, we use certain non-GAAP financial measures, including “Pro Forma Revenue,” “Average Annual Revenue (AAR),” “non-GAAP gross profit,” “non-GAAP gross margin,” “Non-GAAP net loss (pro forma),” “non-GAAP net income (loss),” and “non-GAAP net income (loss) per share.” Pro Forma Revenue includes historical Software Products & Services revenue of each of Veritone, Inc. and PandoLogic Ltd. (unaudited) and presents such revenue on a combined pro forma basis treating PandoLogic Ltd. as owned by Veritone, Inc. since January 1, 2021. Average Annual Revenue (AAR) is calculated as the aggregate of trailing twelve-month Software Products & Services Pro Forma Revenue divided by the average number of customers over the same period for both Veritone, Inc. and PandoLogic Ltd. Non-GAAP gross profit is the Company’s revenue less its cost of revenue. Non-GAAP gross margin is defined as Non-GAAP gross profit divided by revenue. Non-GAAP net loss (pro forma) is the Company’s net loss excluding the items set forth below. Non-GAAP net income (loss) and non-GAAP net income (loss) per share is the Company’s net income (loss) and net income (loss) per share, adjusted to exclude interest expense, provision for income taxes, depreciation expense, amortization expense, stock-based compensation expense, changes in fair value of warrant liability, changes in fair value of contingent consideration, a reserve for state sales taxes, charges related to a facility sublease, gain on sale of asset, warrant expense, acquisition and due diligence costs, and severance and executive search costs. The results for non-GAAP net income (loss), are presented below for the three months ended March 31, 2023 and 2022. The items excluded from these non-GAAP financial measures, as well as a breakdown of GAAP net loss, non-GAAP net income (loss) and these excluded items between our Core Operations and Corporate, are detailed in the reconciliation below.

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

Reconciliation of GAAP net loss to Non-GAAP net loss

(in thousands)
	Three Months Ended March 31,
	2023			2022
	Core Operations(1)	Corporate(2)	Total	Core Operations(1)	Corporate(2)	Total
Net loss	$(12,570)	$(10,393)	$(22,963)	$(6,100)	$(16,029)	$(22,129)
(Benefit from) provision for income taxes	(504)	233	(271)	134	4	138
Depreciation and amortization	5,754	153	5,907	5,098	116	5,214
Stock-based compensation expense	2,335	1,582	3,917	1,983	2,833	4,816
Change in fair value of contingent consideration	—	651	651	—	5,045	5,045
Interest expense, net	9	796	805	—	1,182	1,182
Foreign currency impact	(1,146)	(15)	(1,161)	—	—	—
Acquisition and due diligence costs	—	805	805	—	561	561
Contribution of business held for sale (3)	917	—	917	—	—	—
Variable consultant performance bonus expense	394	—	394	—	—	—
Severance and executive transition costs	1,027	417	1,444	—	—	—
Non-GAAP Net Income (Loss)	$(3,784)	$(5,771)	$(9,555)	$1,115	$(6,288)	$(5,173)

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

(3) Contribution of business held for sale relates to the net loss for the periods presented for our energy group that we intend to divest before the end of Q2 2023. The energy group met the held for sale criteria as of March 31, 2023. However, we have not recast Non-GAAP Net Income (Loss) for periods ended prior to March 31, 2023 because the change in business strategy to divest the business occurred in Q1 2023 and the prior period contributions were costs to operate the continuing business when incurred in the prior periods. The historical amounts would not have a major effect on prior period results.

For the three months ended March 31, 2023, our total loss from operations increased to $23.6 million compared to $20.8 million for the three months ended March 31, 2022. The following tables set forth the calculation of our non-GAAP gross profit and non-GAAP gross margin, followed by a reconciliation of non-GAAP to GAAP financial information presented in our condensed consolidated financial statements for three months ended March 31, 2023 and 2022.

(dollars in thousands)	Three Months Ended March 31,
	2023	2022
Revenue	$30,263	$34,407
Cost of revenue	6,809	6,923
Non-GAAP gross profit	23,454	27,484
Non-GAAP gross margin	77.5%	79.9%

	Three Months Ended March 31,
	2023	2022
Revenue	$30,263	$34,407
Cost of revenue	6,809	6,923
Non-GAAP gross profit	23,454	27,484

GAAP cost of revenue	6,809	6,923
Stock-based compensation expense	(20)	(20)
Non-GAAP cost of revenue	6,789	6,903

GAAP sales and marketing expenses	12,690	11,069
Stock-based compensation expense	(176)	(463)
Contribution of business held for sale (2)	(263)	—
Severance and executive transition costs	(313)	—
Non-GAAP sales and marketing expenses	11,938	10,606

GAAP research and development expenses	11,527	9,883
Stock-based compensation expense	(1,542)	(1,004)
Contribution of business held for sale (2)	(558)	—
Severance and executive transition costs	(529)	—
Non-GAAP research and development expenses	8,898	8,879

GAAP general and administrative expenses	17,397	22,321
Depreciation	(478)	(198)
Stock-based compensation expense	(2,179)	(3,329)
Change in fair value of contingent consideration	(651)	(5,045)
Variable consultant performance bonus expense	(394)	—
Contribution of business held for sale (2)	(96)	—
Acquisition and due diligence costs	(805)	(561)
Severance and executive transition costs	(602)	—
Non-GAAP general and administrative expenses	12,192	13,188

GAAP amortization	(5,429)	(5,016)

GAAP loss from operations	(23,589)	(20,805)
Total non-GAAP adjustments (1)	14,035	15,636
Non-GAAP income (loss) from operations	(9,554)	(5,169)

GAAP other income (expense), net	355	(1,186)
Foreign currency impact	(1,161)	—
Interest expense, net	805	1,182
Non-GAAP other expense, net	(1)	(4)

GAAP loss before income taxes	(23,234)	(21,991)
Total non-GAAP adjustments (1)	13,679	16,818
Non-GAAP loss before income taxes	(9,555)	(5,173)

(Benefit from) provision for income taxes	(271)	138

GAAP net loss	(22,963)	(22,129)
Total non-GAAP adjustments (1)	13,408	16,956
Non-GAAP net loss	$(9,555)	$(5,173)

Shares used in computing non-GAAP basic and diluted net loss per share	36,588	35,477
Non-GAAP basic and diluted net loss per share	$(0.26)	$(0.15)

(1) Adjustments are comprised of the adjustments to GAAP cost of revenue, sales and marketing expenses, research and development expenses and general and administrative expenses and other (expense) income, net (where applicable) listed above.

(2) Contribution of business held for sale relates to the net loss for the periods presented for our energy group that we intend to divest before the end of Q2 2023. The energy group met the held for sale criteria as of March 31, 2023. However, we have not recast Non-GAAP Net Income (Loss) for periods ended prior to March 31, 2023 because the change in business strategy to divest the business occurred in Q1 2023 and the prior period contributions were costs to operate the continuing business when incurred in the prior periods. The historical amounts would not have a major effect on prior period results.

Supplemental Financial Information

We are providing the following unaudited supplemental financial information regarding our Software Products & Services and Managed Services as a lookback of the prior year to explain our recent historical and year-over-year performance.

The supplemental financial information for our Software Products & Services includes: (i) Software Products & Services Revenue, (ii) Ending Software Customers, (iii) Average Annual Revenue (AAR), (iv) Total New Bookings, and (iv) Gross Revenue Retention, in each case as defined in the footnotes to the table below. The supplemental financial information for our Managed Services includes: (i) average gross billings per active agency client, and (ii) revenue.

Software Products & Services Supplemental Financial Information

The following table sets forth the results for each of our Software Products & Services supplemental financial information.

	Quarter Ended
	Mar 31,	Jun 30,	Sept 30,	Dec 31,	Mar 31,
	2022	2022	2022	2022	2023
Software Products & Services Revenue	$18,167	$18,379	$20,812	$27,220	$14,127
Ending Software Customers (1)	559	594	618	642	667
Average Annual Revenue (AAR) (in 000's) (2)	$207	$187	$170	$140	$128
Total New Bookings (in 000's) (3)	$9,574	$14,658	$16,548	$20,047	$15,010
Gross Revenue Retention (4)	>90%	>90%	>90%	>90%	>90%

(1) “Ending Software Customers” includes Software Products & Services customers as of the end of each respective quarter set forth above with trailing twelve-month revenues in excess of $2,400 for both Veritone, Inc. and PandoLogic and/or deemed by us to be under an active contract for the applicable periods.

(2) “Average Annual Revenue (AAR)” is calculated as the aggregate of trailing twelve-month Software Products & Services revenue divided by the average number of customers over the same period for both Veritone, Inc. and PandoLogic. Our AAR for the twelve months ended March 31, 2022 and June 30, 2022 is calculated using Pro Forma Revenue for such periods. Pro Forma Revenue is a non-GAAP number. Please see “—Reconciliation of Pro Forma Revenue and Calculation of AAR” below for a reconciliation of Pro forma Revenue to GAAP revenue.

(3) “Total New Bookings” represents the total fees payable during the full contract term for new contracts received in the quarter (including fees payable during any cancellable portion and an estimate of license fees that may fluctuate over the term), excluding any variable fees under the contract (e.g., fees for cognitive processing, storage, professional services and other variable services).

(4) “Gross Revenue Retention”: We calculate our dollar-based gross retention rate as of the period end by starting with the revenue from Ending Software Customers for Software Products & Services as of the 3 months in the prior year quarter to such period, or Prior Year Quarter Revenue. We then deduct from the Prior Year Quarter Revenue any revenue from Ending Software Customers who are no longer customers as of the current period end, or Current Period Ending Customer Revenue. We then divide the total Current Period Ending Customer Revenue by the total Prior Year Quarter Revenue to arrive at our dollar-based gross retention rate, which is the percentage of revenue from all Ending Software Customers from our Software Products & Services as of the year prior that is not lost to customer churn.

Managed Services Supplemental Financial Information

The following table sets forth the results for each of the key performance indicators for Managed Services.

	Quarter Ended
	Mar 31,	Jun 30,	Sept 30,	Dec 31,	Mar 31,
	2022	2022	2022	2022	2023
Avg billings per active Managed Services client (in 000's) (5)	$684	$736	$747	$823	$771
Revenue during quarter (in 000's) (6)	$10,735	$9,625	$10,035	$11,074	$9,337

(5) Avg billings per active Managed Services customer for each quarter reflects the average quarterly billings per active Managed Services customer over the twelve-month period through the end of such quarter for Managed Services customers that are active during such quarter.

(6) Managed Services revenue and metrics exclude content licensing and media services.

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

Reconciliation of Pro Forma Revenue and Calculation of AAR

The following table sets forth the reconciliation of pro forma revenue to revenue and the calculation of AAR.

	Trailing Twelve Months Ended
	Mar 31,	Jun 30,	Sept 30,	Dec 31,	Mar 31,
	2022	2022	2022	2022	2023
Software Products & Services Revenue	$72,997	$85,796	$97,581	$84,578	$80,538
PandoLogic Revenue	27,325	12,833	—	—	—
Software Revenue - Pro Forma (1)	$100,322	$98,629	$97,581	$84,578	$80,538
Managed Services Revenue	58,419	60,546	63,406	65,150	65,046
Total Pro Forma Revenue	$158,741	$159,175	$160,987	$149,728	$145,584

Average Number of Customers - Pro Forma	485	529	575	603	630
Average Annual Revenue (AAR)	$207	$187	$170	$140	$128

(1) “Software Revenue - Pro Forma” includes historical Software Products & Services revenue from Veritone, Inc. and PandoLogic (unaudited) and presents such revenue on a combined pro forma basis treating PandoLogic as owned by Veritone, Inc. since January 1, 2021.

Results of Operations

The following tables set forth our results of operations for the three months ended March 31, 2023 and 2022, in dollars and as a percentage of our revenue for those periods. The period-to-period comparisons of our historical results are not necessarily indicative of the results that may be expected in the future.

(dollars in thousands)	Three Months Ended March 31,
	2023	2022
Revenue	$30,263	$34,407
Operating expenses:
Cost of revenue	6,809	6,923
Sales and marketing	12,690	11,069
Research and development	11,527	9,883
General and administrative	17,397	22,321
Amortization	5,429	5,016
Total operating expenses	53,852	55,212
Loss from operations	(23,589)	(20,805)
Other income (expense), net	355	(1,186)
Loss before provision for income taxes	(23,234)	(21,991)
(Benefit from) provision for income taxes	(271)	138
Net loss	$(22,963)	$(22,129)

	Three Months Ended March 31,
	2023	2022
Revenue	100.0%	100.0%
Operating expenses:
Cost of revenue	22.5	20.1
Sales and marketing	41.9	32.2
Research and development	38.1	28.7
General and administrative	57.5	64.9
Amortization	17.9	14.6
Total operating expenses	177.9	160.4
Loss from operations	(77.9)	(60.4)
Other income (expense), net	1.2	(3.4)
Loss before provision for income taxes	(76.8)	(63.8)
(Benefit from) provision for income taxes	(0.9)	0.4
Net loss	(75.9)	(64.2)

Three Months Ended March 31, 2023 Compared with Three Months Ended March 31, 2022

Revenue

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
	Commercial	Government &		Commercial	Government &
	Enterprise	Regulated	Total	Enterprise	Regulated	Total
Software Products & Services	$12,732	$1,395	$14,127	$17,386	$781	$18,167
Managed Services	16,136	—	16,136	16,240	—	16,240
Revenue	$28,868	$1,395	$30,263	$33,626	$781	$34,407

Commercial Enterprise

Commercial Enterprise Software Products & Services revenue decreased $4.8 million or 14% in the three months ended March 31, 2023 compared to the corresponding prior year period due primarily due to decreased hiring solutions revenue. Commercial Enterprise Managed Services was relatively flat in the three months ended March 31, 2023 compared to the corresponding prior year, with growth in content licensing offset by slight decreases in advertising revenue driven by the current economic environment.

Government & Regulated Industries

Government & Regulated Industries Software Products & Services revenue increased $0.6 million or 79% in the three months ended March 31, 2023 compared to the corresponding prior year period driven by new and existing customer growth. Government & Regulated Industries Software Products & Services revenue from customers in certain markets, particularly government, is often project-based and is impacted by the timing of projects. As such, we expect that our revenue from these markets could fluctuate significantly from period to period.

Operating Expenses

(dollars in thousands)	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Cost of revenue	$6,809	$6,923	$(114)	(1.6)%
Sales and marketing	12,690	11,069	1,621	14.6%
Research and development	11,527	9,883	1,644	16.6%
General and administrative	17,397	22,321	(4,924)	(22.1)%
Amortization	5,429	5,016	413	8.2%
Total operating expenses	$53,852	$55,212	$(1,360)	(2.5)%

Cost of Revenue. The decrease in cost of revenue in the three months ended March 31, 2023 compared with the corresponding prior year periods was due primarily to our lower revenue level, as discussed above.

Sales and Marketing. The increase in sales and marketing expenses in the three months ended March 31, 2023 compared with the corresponding prior year periods was primarily due increases in personnel-related costs from the addition of new sales and marketing resources. As a percentage of revenue, sales and marketing expenses increased to 42% in the three months ended March 31, 2023, respectively, from 32% in the corresponding prior year period.

Research and Development. The increase in research and development expenses in the three months ended March 31, 2023 compared with the corresponding prior year periods was primarily due to an increase in personnel-related costs from the addition of new engineering resources and costs for the Steel Holdings Consulting Agreement. As a percentage of revenue, research and development expenses increased to 37% in the three months ended March 31, 2023 from 29% in the corresponding prior year period.

General and Administrative. General and administrative expenses decreased by $5.9 million or 22% in the three months ended March 31, 2023 compared with the corresponding prior year period principally due to a $4.4 million decrease in the estimated fair value of contingent consideration and a $1.2 million decrease in stock compensation expense. As a percentage of revenue, general and administrative expenses decreased to 57% in the three months ended March 31, 2023 from 65% in the corresponding prior year period.

Amortization Expense. Amortization expense increased in the three months ended March 31, 2023 compared with the corresponding prior year period due to the addition of amortization expense related to our 2022 acquisitions.

Other (Expense) Income, Net

Other expense, net for the three months ended March 31, 2023 was comprised primarily of foreign exchange gain of $1.2 million, offset by interest expense, net of $0.8 million.

Non-GAAP Gross Profit

For the three months ended March 31, 2023, our total loss from operations decreased to $23.6 million compared to $20.8 million for the three months ended March 31, 2022. As noted above, our non-GAAP gross profit is calculated as our revenue less our cost of revenue, as follows:

(dollars in thousands)	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Revenue	$30,263	$34,407	$(4,144)	(12.0)%
Cost of revenue	6,809	6,923	(114)	(1.6)%
Non-GAAP gross profit	23,454	27,484	(4,030)	(14.7)%
Non-GAAP gross margin	77.5%	79.9%

The decrease in non-GAAP gross profit and non-GAAP gross margin in the three months ended March 31, 2023 compared with the corresponding prior year periods was due primarily to decreases in Software Products & Services revenue, which generally generate higher margins than Managed Services revenue.

Liquidity and Capital Resources

We have historically financed our business through the sale of equity and debt securities. Our principal sources of liquidity are our cash and cash equivalents, which totaled $139.7 million as of March 31, 2023, compared with total cash and cash equivalents of $184.4 million as of December 31, 2022. The decrease in our cash and cash equivalents as of March 31, 2023 as compared with December 31, 2022 was primarily due to cash used by operation activities of $33.8 million, investments paid during the three months ended March 31, 2023, and the payment of the PandoLogic 2022 earnout.

Cash Flows

A summary of cash flows from our operating, investing and financing activities is shown in the table below.

(in thousands)	Three Months Ended March 31,
	2023	2022
Cash (used in) provided by operating activities	$(33,785)	$10,134
Cash used in investing activities	(2,947)	(4,054)
Cash used in financing activities	(7,981)	(23,248)
Net decrease in cash, cash equivalents and restricted cash	$(44,713)	$(17,168)

Operating Activities

Our operating activities used cash of $33.8 million in the three months ended March 31, 2023, due primarily to our net loss of $23.0 million, adjusted by $10.6 million in non-cash expenses, including $5.9 million in depreciation and amortization and $3.9 million in stock-based compensation expense, as well as the net working decrease of $21.4 million, primarily due to decreases in accrued media payments of $19.7 million and client advances of $15.6 million from our Managed Services, partially offset by decreases in expenditures billable to clients of $9.3 million.

Our operating activities provided cash of $10.1 million in the three months ended March 31, 2022, due primarily to our net loss of $22.1 million, adjusted by $15.4 million in non-cash expenses, including $5.0 million from a change in the fair value of contingent consideration and $4.8 million in stock-based compensation expense, offset in part by the net working capital increase of $16.9 million, primarily due to decreases in our accounts receivable of $19.0 million.

Investing Activities

Our investing activities for the three months ended March 31, 2023 used cash of $2.9 million primarily for $1.5 million in deferred consideration paid for our acquisition in March 2022 of an influencer-based management company, pursuant to a securities purchase agreement, or the March 2022 Acquisition, and $1.4 million in capital expenditures.

Our investing activities for the three months ended March 31, 2022 used cash of $4.1 million primarily for an equity investment of $2.0 million in a strategic partner, $1.3 million to fund a portion of the consideration for the March 2022 Acquisition, and $0.7 million in capital expenditures.

Financing Activities

Our financing activities for the three months ended March 31, 2023 used cash of $8.0 million, consisting of $7.8 million to pay the 2022 earnout for PandoLogic and $0.9 million to pay taxes paid related to the net share settlement of equity awards, partially offset by $0.6 million in proceeds received from the exercise of stock options and purchases of shares under our ESPP.

Our financing activities used cash of $23.2 million in the three months ended March 31, 2022, consisting of $14.4 million to pay the 2021 earnout for PandoLogic and $9.4 million to pay taxes paid related to the net share settlement of equity awards, partially offset by $0.6 million in proceeds received from the exercise of stock options and purchases of shares under our ESPP.

Contractual Obligations and Known Future Cash Requirements

As of March 31, 2023, our only debt obligations were the Convertible Notes issued in the fourth quarter of fiscal year 2021, net of amounts repurchased in 2022. The remaining principal on the Convertible Notes of $141.25 million will mature on November 15, 2026, unless earlier converted, redeemed or repurchased in accordance with the terms of the Convertible Notes.

As of March 31, 2023, we have future cash requirements to pay $3.8 million in purchase consideration commitments related to the VSL acquisition, the VocaliD acquisition and the March 2022 Acquisition that will be paid in 2023 and in 2024. We have no other present agreements or commitments with respect to any material acquisitions of businesses or technologies or any other material capital expenditures.

We have generated significant losses since inception; however, we do expect to begin generating profits on a non-GAAP basis in the foreseeable future. We believe that our current cash and cash equivalents balance will be sufficient to fund our operations in the ordinary course of business for at least the next twelve months from the date of this filing. We have not entered into any off-balance sheet arrangements.

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

Our critical accounting estimates reflecting management’s estimates and judgments are described in our Annual Report on Form 10-K for the year ended December 31, 2022. We have reviewed recently adopted accounting pronouncements and determined that the adoption of such pronouncements is not expected to have a material impact, if any, on our Consolidated Financial Statements. Accordingly, there have been no material changes to critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by Item 305 of Regulation S-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2023. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief

Executive Officer and Chief Financial Officer, as appropriate, to enable timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms promulgated by the SEC. Our management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and there is no assurance that our disclosure controls and procedures will operate effectively under all circumstances. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2023, our disclosure controls and procedures were not effective at the reasonable assurance level due to the following material weakness in internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

Other than the remediation efforts described above, there have been no changes in our internal control over financial reporting during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2022 contains a discussion of the material risks associated with our business. There have been no material changes to the risks described in such Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

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

3.1	Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 23, 2017).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on May 23, 2017).

10.1*	Veritone, Inc. Amended and Restated Inducement Grant Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 30, 2023).

10.2*

Employment Agreement, dated January 19, 2023, between Veritone, Inc. and Ryan Steelberg (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 20, 2023).

10.3*

Employment Agreement, dated January 19, 2023, between Veritone, Inc. and Michael L. Zemetra (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 20, 2023).

10.4†

Consulting Agreement, dated January 3, 2023, between Veritone, Inc. and Steel Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 6, 2023).

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1+	Certifications pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, has been formatted in Inline XBRL.

* Indicates a management contract or compensatory plan or arrangement.

† The Company has omitted portions of the referenced exhibit pursuant to Item 601(b) of Regulation S-K because it (a) is not material and (b) is the type of information that the Company both customarily and actually treats as private and confidential.

+ The certifications furnished as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Subsection 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Exchange Act and are not to be incorporated by reference into any of the Registrant's filings under the Securities Act, irrespective of any general incorporation language contained in any such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Veritone, Inc.

May 9, 2022	By:	/s/ Michael L. Zemetra
Michael L. Zemetra
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)