Form 10-Q
period 2023-06-30
Veritone, Inc.
filed 2023-08-09
CIK 1615165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 4, 2023, 36,998,228 shares of the registrant’s common stock were outstanding.

VERITONE, INC.

QUARTERLY REPORT ON FORM 10-Q

June 30, 2023

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
▪
our ability to realize the intended benefits of our acquisitions and divestitures, including our ability to successfully integrate our recent acquisition of Broadbean (as defined in Note 3);
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VERITONE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share and share data)

(Unaudited)

	As of
	June 30, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$62,674	$184,423
Accounts receivable, net	47,618	56,001
Expenditures billable to clients	22,269	22,339
Prepaid expenses and other current assets	19,861	15,242
Total current assets	152,422	278,005
Property, equipment and improvements, net	11,397	5,291
Intangible assets, net	96,866	79,664
Goodwill	78,355	46,498
Long-term restricted cash	865	859
Other assets	16,017	14,435
Total assets	$355,922	$424,752
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$30,821	$36,738
Accrued media payments	67,472	102,064
Client advances	14,170	16,442
Deferred revenue	12,742	2,600
Contingent consideration, current	—	8,067
Other accrued liabilities	36,135	27,412
Total current liabilities	161,340	193,323
Convertible senior notes, non-current	138,199	137,767
Other non-current liabilities	17,330	13,811
Total liabilities	316,869	344,901
Commitments and contingencies (Note 9)
Stockholders' equity
Common stock, par value $0.001 per share; 75,000,000 shares authorized; 36,899,862 and 36,321,222 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	37	36
Additional paid-in capital	458,385	451,162
Accumulated deficit	(417,530)	(371,271)
Accumulated other comprehensive loss	(1,839)	(76)
Total stockholders' equity	39,053	79,851
Total liabilities and stockholders' equity	$355,922	$424,752

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(in thousands, except per share and share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$27,967	$34,235	$58,230	$68,642
Operating expenses:
Cost of revenue	7,765	6,705	14,574	13,628
Sales and marketing	13,124	12,576	25,814	23,645
Research and development	10,519	11,068	22,046	20,951
General and administrative	19,025	2,304	36,422	24,625
Amortization	5,714	5,211	11,143	10,226
Total operating expenses	56,147	37,864	109,999	93,075
Loss from operations	(28,180)	(3,629)	(51,769)	(24,433)
Other income (expense), net	3,510	(1,231)	3,865	(2,417)
Loss before provision for income taxes	(24,670)	(4,860)	(47,904)	(26,850)
Benefit from income taxes	(1,374)	(1,607)	(1,645)	(1,468)
Net loss	$(23,296)	$(3,253)	$(46,259)	$(25,382)
Net loss per share:
Basic and diluted	$(0.63)	$(0.09)	$(1.26)	$(0.71)
Weighted average shares outstanding:
Basic and diluted	36,848,602	36,083,515	36,718,994	35,782,766
Comprehensive loss:
Net loss	$(23,296)	$(3,253)	$(46,259)	$(25,382)
Foreign currency translation (loss) gain, net of income taxes	(997)	386	(1,763)	576
Total comprehensive loss	$(24,293)	$(2,867)	$(48,022)	$(24,806)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(Unaudited)

	Three Months Ended June 30, 2023
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance as of March 31, 2023	36,792,812	$37	$455,759	$(394,234)	$(842)	$60,720
Common stock issued under employee stock plans	126,857	—	—	—	—	—
Common stock withheld for employee taxes	(29,807)	—	(151)	—	—	(151)
Stock-based compensation expense	—	—	2,777	—	—	2,777
Net loss	—	—	—	(23,296)	—	(23,296)
Other comprehensive loss	—	—	—	—	(997)	(997)
Balance as of June 30, 2023	36,889,862	$37	$458,385	$(417,530)	$(1,839)	$39,053

	Six Months Ended June 30, 2023
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance as of December 31, 2022	36,321,222	$36	$451,162	$(371,271)	$(76)	$79,851
Common stock issued under employee stock plans	593,763	1	642	—	—	643
Common stock withheld for employee taxes	(160,923)	—	(1,003)	—	—	(1,003)
Common stock issued as part of contingent consideration	135,800	—	756	—	—	756
Stock-based compensation expense	—	—	6,828	—	—	6,828
Net loss	—	—	—	(46,259)	—	(46,259)
Other comprehensive loss	—	—	—	—	(1,763)	(1,763)
Balance as of June 30, 2023	36,889,862	$37	$458,385	$(417,530)	$(1,839)	$39,053

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Three Months Ended June 30, 2022
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
Balance as of March 31, 2022	36,056,839	$36	$435,954	$(367,843)	$86	$68,233
Common stock issued under employee stock plans	78,802	—	212	—	—	212
Common stock withheld for employee taxes	(7,278)	—	(72)	—	—	(72)
Stock-based compensation expense	—	—	4,715	—	—	4,715
Net loss	—	—	—	(3,253)	—	(3,253)
Other comprehensive gain	—	—	—	—	386	386
Balance as of June 30, 2022	36,128,363	$36	$440,809	$(371,096)	$472	$70,221

	Six Months Ended June 30, 2022
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	(Loss) Income	Total
Balance as of December 31, 2021	34,972,256	$35	$431,606	$(345,037)	$(104)	$86,500
Cumulative-effect of accounting change adopted as of January 1, 2022	—	—	—	(677)	—	(677)
Common stock issued under employee stock plans, net	1,152,345	1	781	—	—	782
Common stock withheld for employee taxes	(465,118)	—	(9,509)	—	—	(9,509)
Common stock issued for acquisition	116,550	—	1,929	—	—	1,929
Common stock issued as part of contingent consideration	352,330	—	6,440	—	—	6,440
Stock-based compensation expense	—	—	9,562	—	—	9,562
Net loss	—	—	—	(25,382)	—	(25,382)
Other comprehensive gain	—	—	—	—	576	576
Balance as of June 30, 2022	36,128,363	$36	$440,809	$(371,096)	$472	$70,221

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(46,259)	$(25,382)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	12,296	10,670
Provision for credit losses	(15)	472
Stock-based compensation expense	6,614	9,562
Gain on sale of energy group	(2,572)	—
Change in fair value of contingent consideration	651	(8,785)
Change in deferred taxes	(1,828)	(1,940)
Amortization of debt issuance costs	432	599
Amortization of right-of-use assets	649	531
Imputed non-cash interest (income) expense	(65)	65
Changes in assets and liabilities:
Accounts receivable	16,308	35,545
Expenditures billable to clients	70	9,205
Prepaid expenses and other assets	(3,501)	(1,546)
Other assets	(1,613)	(4,950)
Accounts payable	(7,286)	(16,522)
Deferred revenue	8	(295)
Accrued media payments	(34,592)	(5,988)
Client advances	(2,264)	1,711
Other accrued liabilities	6,652	(4,278)
Other liabilities	(2,218)	(2,959)
Net cash used in operating activities	(58,533)	(4,285)
Cash flows from investing activities:
Minority investment	—	(2,000)
Proceeds from divestiture	504	—
Capital expenditures	(2,697)	(2,258)
Acquisitions, net of cash acquired	(50,195)	(2,612)
Settlement of deferred consideration for acquisitions	(2,690)	—
Net cash used in investing activities	(55,078)	(6,870)
Cash flows from financing activities:
Payment of contingent considerations	(7,772)	(14,376)
Taxes paid related to net share settlement of equity awards	(1,003)	(9,509)
Proceeds from issuances of stock under employee stock plans, net	643	782
Net cash used in financing activities	(8,132)	(23,103)
Net decrease in cash and cash equivalents and restricted cash	(121,743)	(34,258)
Cash and cash equivalents and restricted cash, beginning of period	185,282	255,577
Cash and cash equivalents and restricted cash, end of period	$63,539	$221,319
Supplemental Disclosure of Cash Flow Information
Non-cash investing and financing activities:
Shares issued for acquisition of businesses and earn-out consideration	756	8,369
Stock-based compensation capitalized for software development	214	88
Lease liabilities arising from right-of-use assets	1,436	4,501
Shares received for sale of energy group	2,021	—

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

On June 13, 2023, the Company acquired Broadbean (as defined in Note 3), a global leader of talent acquisition software-as-a-service technology. On August 11, 2022, the Company acquired certain assets of Vision Semantics Limited (“VSL”), a U.K.-based company focused on AI-powered video analytics and surveillance software solutions. On June 10, 2022, the Company acquired VocaliD, Inc. (“VocaliD”), a U.S.-based company that pioneered the creation of personalized synthetic voices. On March 1, 2022, the Company acquired an influencer-based management company. For further details on these acquisitions, refer to Note 3.

NOTE 2. PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial statements and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. Such unaudited condensed consolidated financial statements and accompanying notes are based on the representations of the Company’s management, who is responsible for their integrity and objectivity. The information included in this Form 10-Q should be read in conjunction with the information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 16, 2023. Interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results the Company will have for the full year ending December 31, 2023.

The accompanying condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which are normal, recurring and necessary to fairly state the Company’s financial position, results of operations and cash flows. All significant intercompany transactions have been eliminated in consolidation. The financial data and the other information disclosed in these notes to the condensed consolidated financial statements reflected in the three- and six- month periods presented are unaudited. The December 31, 2022 balance sheet included herein was derived from the audited financial statements but does not include all disclosures or notes required by GAAP for complete financial statements.

Liquidity and Capital Resources

These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles assuming the Company will continue as a going concern. During the years ended December 31, 2022 and 2021, the Company generated cash flows from operations of $3,737 and $7,234, respectively, and incurred net losses of $25,557 and $64,672, respectively. As of June 30, 2023, the Company had an accumulated deficit of $417,530. Historically, the Company has satisfied its capital needs with the net proceeds from sales of equity securities, issuances of convertible debt, and the exercise of common stock options and warrants. If the Company needs to raise additional capital in order to continue to execute its business plan, there is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to the Company. During the six months ended June 30, 2023, the Company received net proceeds of $643 from the issuance of common stock under the Company’s employee stock plans, and used $1,003 for taxes paid related to net share settlement of equity awards and $7,772 for payment of the 2022 earnout for PandoLogic (as defined herein).

During the six months ended June 30, 2023, the Company used cash in operations of $58,533, driven principally by the timing of payments for advertising customers and by the Company’s net loss of $46,259, and the Company used cash in investing activities of $55,078, driven principally by its acquisition of Broadbean (see Note 3). As of June 30, 2023, the Company had cash and cash equivalents of $62,674, including $52,699 of cash received from advertising customers for future payments to vendors. Absent any other action, management determined that the Company would require additional liquidity to continue its operations over the next twelve months. In August 2023, the Company obtained the Credit Facility (see Note 13) and initiated cost reductions, which management projects, when combined with its cash and cash equivalents, will allow the Company to meet its anticipated cash requirements for the next twelve months.

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

Significant Customers

One individual customer accounted for 10% or more of the Company’s revenue for the three months ended June 30, 2023 and 2022. One individual customer accounted for 10% or more of the Company’s revenue for the six months ended June 30, 2023 and 2022. One individual customer accounted for 10% or more of the Company’s accounts receivable as of June 30, 2023 and one individual customer accounted for 10% or more of the Company’s accounts receivable as of December 31, 2022.

Remaining Performance Obligations

As of June 30, 2023, the aggregate amount of the transaction prices under the Company’s contracts allocated to the Company’s remaining performance obligations was $30,607, approximately 31% of which the Company expects to recognize as revenue over the next twelve months, and the remainder thereafter. This aggregate amount excludes amounts allocated to remaining performance obligations under contracts that have an original duration of one year or less and variable consideration that is allocated to remaining performance obligations. Excluded based on this policy are balances related to hiring solutions representing gross purchase orders to be satisfied in less than one year. Revenues will be recognized net of costs to fulfill these orders.

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

Recently Adopted Accounting Pronouncements

In September 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326) which requires measurement and recognition of expected credit losses for financial assets held. This standard was effective for the Company beginning in the first quarter of fiscal year 2023. The Company adopted this guidance on January 1, 2023 and the impact of the adoption was not material to our condensed consolidated financial statements as credit losses are not expected to be significant based on historical collection trends, the financial condition of payment partners, and external market factors.

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires entities to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC Topic 606, Revenue from Contracts with Customers, in order to align the recognition of a contract liability with the definition of a performance obligation. The Company adopted this guidance on January 1, 2023. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

NOTE 3. BUSINESS COMBINATIONS AND DIVESTITURE

Broadbean Acquisition

On June 13, 2023, the Company acquired Broadbean, a global leader of talent acquisition software-as-a-service technology, pursuant to a securities and asset purchase agreement whereby the Company acquired (i) 100% of the issued and outstanding share capital of (a) Broadbean Technology Pty Ltd ACN 116 011 959 / ABN 79 116 011 959, a limited company incorporated under the laws of Australia (“Broadbean Australia”), (b) Broadbean Technology Limited, a limited company incorporated under the laws of England and Wales (“Broadbean UK”), (c) Broadbean, Inc., a Delaware corporation (“Broadbean Inc.”) and (d) CareerBuilder France S.A.R.L., a limited liability company organized (société à responsabilité limitée) under the laws of France, and (ii) certain assets and liabilities related thereto (the foregoing clauses (i) and (ii) together, “Broadbean”). The acquisition is expected to significantly strengthen Veritone's AI-driven human resources product suite, building on the Company’s previous acquisition of PandoLogic.

The total purchase consideration was $53,224 (the “Broadbean Acquisition Consideration”), which consisted of cash payments of $53,224 at closing. The Company incurred $3,214 in acquisition-related expenses and has recorded them in general and administrative expenses in the condensed consolidated statement of operations and comprehensive loss. The Broadbean Acquisition Consideration is preliminary and subject to net working capital adjustments that the Company expects to finalize and settle in the measurement period. The final settlement amount may vary materially as amounts are finalized and ultimately agreed to by the parties.

The following table summarizes the fair value of the Broadbean Acquisition Consideration:

Preliminary Broadbean Acquisition Consideration	Amount
Cash consideration at closing	$53,224

The preliminary allocation of the Broadbean Acquisition Consideration to tangible and intangible assets acquired and liabilities assumed is based on estimated fair values and is as follows:

Preliminary Allocation of Broadbean Acquisition Consideration**	Amount
Cash and cash equivalents	$3,029
Accounts receivable, net	7,910
Prepaid expenses and other current assets	1,008
Property, equipment and improvements, net	4,348
Intangible assets	27,500
Other assets	1,115
Total assets acquired	44,910
Accounts payable	1,369
Deferred revenue	10,134
Other accrued liabilities	4,565
Other non-current liabilities	7,565
Total liabilities assumed	23,633
Identifiable net assets acquired	21,277
Goodwill	31,947
Total purchase consideration	$53,224

**The excess of the total consideration over the tangible assets, identifiable intangible assets, and assumed liabilities is recorded as goodwill. Goodwill is primarily attributable to opportunities to cross-sell into our Commercial Enterprise customer base.

Identifiable Intangible Assets

The identifiable intangible assets acquired consisted of the customer relationships and developed technology with estimated useful lives of four to five years. The Company amortizes the fair value of these intangible assets on a straight-line basis over their respective useful lives.

Developed technology relates to Broadbean’s internally developed software. The Company valued the developed technology using the relief- from- royalty method under the income approach. This method is based on the application of a royalty rate to forecasted revenue that is expected to be generated by the existing developed technology. The economic useful life was determined based on the technology cycle related to the developed technology, as well as the timing of cash flows over the forecast period. Customer relationships relate to the sales of products and services to Broadbean’s existing customer base. The Company valued the customer relationships using the multi-period excess earnings method under the income approach. This method reflects the present value of the projected cash flows that are expected to be generated by the existing customer relationships less charges representing the contribution of other assets to those cash flows. The economic useful life was determined based on historical customer turnover rates, as well as the timing of cash flows over the forecast period.

The valuation of the intangible assets acquired along with their estimated useful lives, is as follows:

	Estimated Fair Value	Estimated Useful Lives (in years)
Customer relationships	$17,200	5
Developed technology	10,300	4
Total intangible assets	$27,500

Taxes

In connection with the acquisition of Broadbean, a net deferred tax liability of $7,059 was established primarily relating to non-goodwill intangible assets and recorded within other non-current liabilities on the Company’s condensed consolidated balance sheet. The amount of tax-deductible goodwill as of the purchase date is $3,755. The allocation of purchase consideration to deferred tax assets and liabilities and income taxes payable is preliminary as the Company continues to evaluate certain balances, estimates and assumptions during the measurement period (up to one year from the acquisition date).

Unaudited Pro Forma Results

The unaudited pro forma financial information in the table below summarizes the combined results of operations for the Company and Broadbean as if the companies were combined for the three and six month periods ended June 30, 2023 and June 30, 2022, respectively. The unaudited pro forma financial information for all periods presented included the business combination accounting effects resulting from this acquisition, including adjustments to reflect recognition of intangible asset amortization. The unaudited pro forma financial information as presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of January 1, 2022 or the results that may occur in the future.

The Company recognized $1,716 in revenue and $276 of net income related to Broadbean since the acquisition date of June 13, 2023 through June 30, 2023 in the condensed consolidated statement of operations and comprehensive loss.

The unaudited pro forma financial information was as follows:

	Three months ended June 30,	Six Months Ended June 30,
	2023	2023
Net revenue	$34,735	$73,293
Loss before provision for income taxes	(26,801)	(48,824)
Net loss	(22,314)	(44,102)

	Three months ended June 30,	Six Months Ended June 30,
	2022	2022
Net revenue	$42,506	$85,065
Loss before provision for income taxes	(1,918)	(21,281)
Net loss	(1,970)	(23,018)

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

The following table summarizes the fair value of the VSL Acquisition Consideration:

VSL Acquisition Consideration	Amount
Cash consideration at closing	$1,700
Deferred consideration	252
Total	$1,952

The allocation of the VSL Acquisition Consideration to tangible and intangible assets acquired and liabilities assumed is based on estimated fair values and is as follows:

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

Identifiable Intangible Assets

The identifiable intangible assets acquired consisted of developed technology valued at $1,500 with estimated useful lives of three years. The Company amortizes the fair value of these intangible assets on a straight-line basis over their respective useful lives.

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

The total purchase consideration was $3,384 (the “VocaliD Acquisition Consideration”), which consisted of cash payments of $1,609 at closing and deferred cash payments to be made in 2023 totaling $2,000, which deferred payments were estimated to have a fair value of $1,785 as of the acquisition date, and a net working capital adjustment reducing the purchase price by $10. The Company incurred $200 in acquisition-related expenses and has recorded them in general and administrative expenses in the condensed consolidated statement of operations and comprehensive loss during the six months ended June 30, 2022.

The Company paid the first of two deferred cash payments of $1,000 during the six months ended June 30, 2023.

The following table summarizes the fair value of the VocaliD Acquisition Consideration:

VocaliD Acquisition Consideration	Amount
Cash consideration at closing	$1,609
Deferred consideration	1,785
Net working capital adjustment	(10)
Total	$3,384

The allocation of the VocaliD Acquisition Consideration to tangible and intangible assets acquired and liabilities assumed is based on estimated fair values and is as follows:

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

Identifiable Intangible Assets

The identifiable intangible assets acquired consisted of developed technology valued at $2,700 with estimated useful lives of three years. The Company amortizes the fair value of these intangible assets on a straight-line basis over their respective useful lives.

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

The total purchase consideration was $5,881 (the “March 2022 Acquisition Consideration”), which consisted of a cash payment of $1,500 at closing, $1,929 for the fair value of the Company’s 116,550 shares of common stock, and deferred cash payments to be made in 2023 and 2024 totaling $3,000, which deferred payments were estimated to have a fair value of $2,707 on the acquisition date. The total purchase price was decreased by $976 for the settlement of a preexisting receivable and increased by $684 to adjust for the cash on hand at the time of the transaction closing and a net working capital adjustment of $37. In addition, the sellers may receive up to $4,500 in contingent earnout consideration based on achieving certain milestones tied to the entity’s financial performance in fiscal 2022 and 2023, which amount will be paid in cash (the “March 2022 Acquisition Earnout”). The fair value of the March 2022 Acquisition Earnout was estimated to be $3,015 as of March 1, 2022, all of which was deemed to be compensation to the seller which will be recognized as compensation expense over the earnout period in the general and administrative expenses on the condensed consolidated statement of operations and comprehensive loss. The Company entered into an agreement that amended the terms of the March 2022 Acquisition Earnout in July 2023. For further details on this amendment, refer to Note 13. The Company incurred $270 in acquisition-related expenses and has recorded them in general and administrative expenses in the condensed consolidated statement of operations and comprehensive loss during the six months ended June 30, 2022.

The Company paid the first of two deferred cash payments of $1,500 during the six months ended June 30, 2023.

The following table summarizes the fair value of the March 2022 Acquisition Consideration:

March 2022 Acquisition Consideration	Amount
Cash consideration at closing	$1,500
Equity consideration at closing	1,929
Deferred consideration	2,707
Acquired cash	684
Settlement of pre-existing receivable	(976)
Net working capital adjustment	37
Total	$5,881

The allocation of the March 2022 Acquisition Consideration to tangible and intangible assets acquired and liabilities assumed is based on estimated fair values and is as follows:

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

Identifiable Intangible Assets

The identifiable intangible assets acquired consisted of the influencer network, trade name and brand relationships with estimated useful lives of three to ten years. The Company amortizes the fair value of these intangible assets on a straight-line basis over their respective useful lives.

The fair value of the intangible assets has been estimated using an income approach. Under the income approach, the after-tax cash flows associated with the asset are discounted to present value. The key assumptions include the Company’s estimates of the projected cash flows and discount rates.

The valuation of the intangible assets acquired along with their estimated useful lives, is as follows:

	Estimated Fair Value	Estimated Useful Lives (in years)
Influencer network	$1,200	5
Trade name	200	10
Brand relationships	1,300	3
Total intangible assets	$2,700

Energy Group Divestiture

On June 30, 2023, the Company completed the sale of its energy group (the “Energy Divestiture”) to GridBeyond Limited, an Ireland-based privately held company (“GridBeyond”) that delivers AI-powered energy solutions, pursuant to an asset purchase agreement. The Company received 4,160,644 shares of Series B Preference Shares in GridBeyond valued at approximately $2.0 million plus $0.5 million in cash. The Energy Divestiture resulted in a pre-tax gain of $2.6 million for the three and six months ended June 30, 2023. The Energy Divestiture does not meet the criteria of discontinued operations because the disposal does not have a major effect on the Company’s operations and financial results.
NOTE 4. DEBT

Convertible Senior Notes

In November 2021, the Company issued, at par value, $201.3 million aggregate principal amount of 1.75% convertible senior notes due 2026 (the “Convertible Notes”). The issuance included the full exercise of an option granted by the Company to the initial purchasers of the Convertible Notes to purchase an additional $26.25 million aggregate principal amount of Convertible Notes. The Convertible Notes were issued pursuant to and are subject to the terms and conditions of an indenture, which is referred to as the Indenture, between the Company and U.S. Bank National Association, as trustee. The Convertible Notes were offered and sold in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. In December 2022, the Company repurchased $60.0 million aggregate principal amount of the Convertible Notes at approximately 65% of par (the “Repurchase Transaction”). After giving effect to the Repurchase Transaction, the Company has $141.25 million in aggregate principal amount of the Convertible Notes remaining outstanding as of June 30, 2023.

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

The conversion rate for the Convertible Notes initially is 27.2068 shares of the Company’s common stock per $1,000 principal amount of Convertible Notes (equivalent to an initial conversion price of approximately $36.76 per share of common stock). The conversion rate is subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date or following the Company’s issuance of a notice of redemption, the Company will, in certain circumstances, increase the conversion rate for a holder who elects to convert its Convertible Notes in connection with such a corporate event or who elects to convert its Convertible Notes called (or deemed called) for redemption during the related redemption period, as the case may be.

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

For the three and six months ended June 30, 2023, interest expense related to the Convertible Notes and amortization of the issuance costs was $0.8 million and $1.7 million, respectively. For the three and six months ended June 30, 2022, interest expense related to the Convertible Notes and amortization of the issuance costs was $1.2 million and $2.4 million, respectively. The effective annual interest rate for the three and six months ended June 30, 2023 and the three and six months ended June 30, 2022 was approximately 2.42%. As of June 30, 2023, the if-converted value of the Convertible Notes did not exceed the outstanding principal amount. As of June 30, 2023, the total estimated fair value of the Convertible Notes was $97.8 million, which was determined based on a market approach using actual bids and offers of the Convertible Notes in an over-the-counter market during the period. The Company considers these assumptions to be Level 2 inputs in accordance with the fair value hierarchy described in Note 6.

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

NOTE 5. NET LOSS PER SHARE

The following table presents the computation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator
Net loss	$(23,296)	$(3,253)	$(46,259)	$(25,382)
Denominator
Weighted-average common shares outstanding	36,848,602	36,084,113	36,718,994	35,783,067
Less: Weighted-average shares subject to repurchase	—	(598)	—	(301)
Denominator for basic and diluted net loss per share attributable to common stockholders	36,848,602	36,083,515	36,718,994	35,782,766
Basic and diluted net loss per share	$(0.63)	$(0.09)	$(1.26)	$(0.71)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Common stock options, restricted stock units and performance stock units	10,949,114	10,266,921	10,850,896	10,143,835
Warrants to purchase common stock	496,612	496,612	496,612	496,612
Common stock issuable in connection with convertible senior notes	3,842,961	5,475,369	3,842,961	5,475,369
	15,288,687	16,238,902	15,190,469	16,115,816

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

Cash and Cash Equivalents

The Company’s money market funds are categorized as Level 1 within the fair value hierarchy. As of June 30, 2023, the Company’s cash and cash equivalents were as follows:

		Gross		Cash and
		Unrealized	Fair	Cash
	Cost	Losses	Value	Equivalents
Cash	$62,674	$—	$62,674	$62,674
Total	$62,674	$—	$62,674	$62,674

As of December 31, 2022, the Company’s cash and cash equivalents balances were as follows:

		Gross		Cash and
		Unrealized	Fair	Cash
	Cost	Losses	Value	Equivalents
Cash	$183,381	$—	$183,381	$183,381
Level 1:
Money market funds	1,042	—	1,042	1,042
Total	$184,423	$—	$184,423	$184,423

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

In September 2022, the Company and PandoLogic entered into an amendment to the PandoLogic Merger Agreement. This amendment provides that the 2022 PandoLogic Earnout would be no less than $10,825, irrespective of the actual financial performance of PandoLogic for the 2022 PandoLogic Earnout period. All of the 2022 PandoLogic Earnout was paid during the six months ended June 30, 2023 in a combination of cash consideration and stock consideration, with the number of shares paid equal to that stock consideration portion of the earnout amount divided by a price per share of $20.53 in accordance with the terms of the PandoLogic Merger Agreement.

As of June 30, 2023, the Company’s contingent consideration liabilities current and non-current balances were as follows:

	Fair Value as of	Changes in	Amount Paid	Fair Value as of
	January 1, 2023	Fair Value	To Date	June 30, 2023
Level 3:
Contingent consideration, current	$8,067	$21,466	$(29,533)	$—
Contingent consideration, non-current	—	—	—	—
Total	$8,067	$21,466	$(29,533)	$—

As of December 31, 2022, the Company’s contingent consideration liabilities current and non-current balances were as follows:

	Fair Value as of	Changes in	Amount Paid	Reclass from Non-current to	Fair Value as of
	January 1, 2022	Fair Value	To Date	Current	December 31, 2022
Level 3:
Contingent consideration, current	$20,053	$(22,703)	$(20,816)	$31,533	$8,067
Contingent consideration, non-current	31,533	—	—	(31,533)	—
Total	$51,586	$(22,703)	$(20,816)	$—	$8,067

Stock Warrants

All of the Company’s outstanding stock warrants are categorized as Level 3 within the fair value hierarchy. Stock warrants are equity classified and have been recorded at their fair value using either a probability weighted expected return model, the Monte Carlo simulation model or the Black-Scholes option-pricing model. These models incorporate contractual terms, maturity, risk-free interest rates and volatility. The value of the Company’s stock warrants would increase if a higher risk-free interest rate was used and would decrease if a lower risk-free interest rate was used. Similarly, a higher volatility assumption would increase the value of the stock warrants, and a lower volatility assumption would decrease the value of the stock warrants. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management with the assistance of a third-party valuation specialist.

Investments

The Company holds a strategic investment in a technology company that was determined to not have a readily determinable fair value. This investment is carried at cost of $2,750 on the Company’s condensed consolidated balance sheet within other assets as of June 30, 2023 and December 31, 2022 and is categorized as Level 2 within the fair value hierarchy. As part of the Energy Divestiture, the Company acquired a strategic investment in GridBeyond that was determined not to have a readily determinable fair value. This investment is carried at a cost equal to its initial estimated fair value of $2,021 on the Company’s condensed consolidated balance sheet within other assets as of June 30, 2023, with that initial estimated fair value based on third party valuation at the time of this transaction and is categorized as Level 3 within the fair value hierarchy. The Company monitors these investments to determine whether an other-than-temporary decline in value indicates that impairment charges may be required. No impairment was recorded for the three and six months ended June 30, 2023. The Company re-measures its investments if there is an observable transaction in a class of security similar to the Company’s investments and there were no such re-measurements for the three and six months ended June 30, 2023.

NOTE 7. GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

The carrying amount of goodwill was $78,355 as of June 30, 2023 and $46,498 as of December 31, 2022.

Goodwill
Balance at December 31, 2022	$46,498
Broadbean acquisition	$31,947
Foreign currency translation/other	(90)
Balance at June 30, 2023	$78,355

Intangible Assets

The following table sets forth the Company’s finite-lived intangible assets resulting from business acquisitions and other purchases, which continue to be amortized:

		June 30, 2023			December 31, 2022
	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Software and technology	0.0	$3,582	$(3,582)	$—	$3,582	$(3,582)	$—
Licensed technology	0.0	500	(500)	—	500	(500)	—
Developed technology	2.1	44,100	(19,793)	24,307	33,800	(15,512)	18,288
Customer and supplier relationships	4.4	99,000	(27,898)	71,102	81,800	(22,091)	59,709
Noncompete agreements	0.0	800	(800)	—	800	(800)	—
Trademarks and trade names	3.5	2,300	(843)	1,457	2,300	(633)	1,667
Total	3.6	$150,282	$(53,416)	$96,866	$122,782	$(43,118)	$79,664

The following table presents future amortization of the Company’s finite-lived intangible assets as of June 30, 2023:

2023 (six months)	$13,406
2024	23,972
2025	21,522
2026	16,589
2027	13,527
Thereafter	7,850
Total	$96,866

NOTE 8. CONSOLIDATED FINANCIAL STATEMENTS DETAILS

Consolidated Balance Sheets Details

Cash and cash equivalents

As of June 30, 2023 and December 31, 2022, the Company had cash and cash equivalents of $62,674 and $184,423, respectively, including $52,699 and $93,118, respectively, of cash received from advertising customers for future payments to vendors.

Accounts Receivable, Net and Allowance for Credit Losses

Accounts receivable consisted of the following:

	As of
	June 30, 2023	December 31, 2022
Accounts receivable — Managed Services(1)	$22,539	$27,670
Accounts receivable — Software Products & Services(2)	19,967	26,969
Accounts receivable — Other	5,910	2,181
	48,416	56,820
Less: allowance for expected credit losses	(798)	(819)
Accounts receivable, net	$47,618	$56,001

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

Property, Equipment and Improvements, Net

Property, equipment and improvements, net consisted of the following:

	As of
	June 30, 2023	December 31, 2022
Property and equipment	$15,680	$8,532
Leasehold improvements	266	250
	15,946	8,782
Less: accumulated depreciation	(4,549)	(3,491)
Property, equipment and improvements, net	$11,397	$5,291

Depreciation expense was $675 and $1,153 for the three and six months ended June 30, 2023, respectively. Depreciation expense was $245 and $444 for the three and six months ended June 30, 2022, respectively. Of the $15,680 in property and equipment as of June 30, 2023, $2,410 consisted of work in progress not yet placed in service for internal use software development costs. Depreciation of internal use software development costs was $342 and $624 for the three and six months ended June 30, 2023, respectively. Depreciation of internal use software development costs was $42 and $83 for the three and six months ended June 30, 2022, respectively.

Accounts Payable

Accounts payable consisted of the following:

	As of
	June 30, 2023	December 31, 2022
Accounts payable — Managed Services(1)	$15,576	$17,972
Accounts payable — Other	15,245	18,766
Total	$30,821	$36,738

(1)
Accounts payable – Managed Services reflects the amounts due to media vendors for advertisements placed on behalf of the Company’s advertising clients.

Consolidated Statements of Operations and Comprehensive Loss Details

Revenue

Revenue for the periods presented were comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Commercial Enterprise	$26,366	$33,364	$55,234	$66,990
Government & Regulated Industries	1,601	871	2,996	1,652
Total revenue	$27,967	$34,235	$58,230	$68,642

The Company serves two customer groups: (1) Commercial Enterprise, which today consists of customers in the commercial sector, including media and entertainment customers, advertising customers, content licensing customers and Hiring Solutions customers; and (2) Government & Regulated Industries, which today consists of customers in the government and regulated industries sectors, including state, local and federal government, legal, and compliance customers.

Software Products & Services consists of revenue generated from the Company’s aiWARE platform and Hiring Solutions’ talent acquisition solutions, any related support and maintenance services, and any related professional services associated with the deployment and or implementation of such solutions.

Managed Services consists of revenues generated from content licensing customers and advertising agency customers and related services.

The table below illustrates the presentation of our revenues based on the above definitions:

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
		Government &			Government &
	Commercial	Regulated		Commercial	Regulated
	Enterprise	Industries	Total	Enterprise	Industries	Total
Total Software Products & Services	$12,492	$1,601	$14,093	$25,224	$2,996	$28,220

Managed Services
Advertising	8,417	—	8,417	18,952	—	18,952
Licensing	5,457	—	5,457	11,058	—	11,058
Total Managed Services	13,874	—	13,874	30,010	—	30,010

Total Revenue	$26,366	$1,601	$27,967	$55,234	$2,996	$58,230

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
		Government &			Government &
	Commercial	Regulated		Commercial	Regulated
	Enterprise	Industries	Total	Enterprise	Industries	Total
Total Software Products & Services	$17,508	$871	$18,379	$34,894	$1,652	$36,546

Managed Services
Advertising	10,635	—	10,635	21,603	—	21,603
Licensing	5,221	—	5,221	10,493	—	10,493
Total Managed Services	15,856	—	15,856	32,096	—	32,096

Total Revenue	$33,364	$871	$34,235	$66,990	$1,652	$68,642

Other Income (Expense), Net

Other income (expense), net for the periods presented was comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest expense, net	$(720)	$(1,183)	$(1,525)	$(2,365)
Gain on sale of energy group	2,572	—	2,572	—
Other	1,658	(48)	2,818	(52)
Other income (expense), net	$3,510	$(1,231)	$3,865	$(2,417)

Other in the table above consists primarily of foreign exchange gain of $1.7 million $2.8 million for the three and six months ended June 30, 2023, respectively.

Provision for Income Taxes

In accordance with ASC 740-270, Income Taxes, the provision or benefit from income taxes for interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the Company updates the estimate of the annual effective tax rate, and if the estimated tax rate changes, the Company records a cumulative adjustment. A separate estimated annual effective tax rate is applied for jurisdictions where an entity anticipates an ordinary loss or has an ordinary loss for the year to date for which no tax benefit can be recognized.

The Company’s effective tax rate for the three and six months ended June 30, 2023 was 5.6% and 3.4%, respectively. The difference between the effective tax rate and the U.S. federal statutory rate of 21% is primarily due to a valuation allowance established on the Company’s federal and state net deferred tax assets, as well as the impact of foreign operations subject to tax in foreign jurisdictions. The Company’s effective tax rate for the three and six months ended June 30, 2022 was 33.1% and 5.5%, respectively. The change in the effective tax rates for the three and six months ended June 30, 2023 as compared to the comparable prior year periods is primarily due to the impact of taxes on foreign operations and valuation allowances against domestic net deferred tax assets.

As of June 30, 2023, the Company continues to provide a valuation allowance against federal and state deferred tax assets that are not expected to be realizable. The Company continues to evaluate the realizability of deferred tax assets and the related valuation allowance. If the Company’s assessment of the deferred tax assets or the corresponding valuation allowance were to change, the Company would record the related adjustment to income during the period in which the determination is made. The tax benefit for the three months ended June 30, 2023 includes a $347 tax benefit relating to a change to beginning of the year valuation allowance. With the acquisition of Broadbean, the Company acquired deferred tax liabilities that provide a source of taxable income that allows for the release of valuation allowance related to the Company’s deferred tax assets.

As a result of the Broadbean acquisition, the Company expects to be subject to taxation in France and Australia, in addition to already being subject to taxation in the United States, Israel, and the United Kingdom. The United States, Israel, and the United Kingdom comprise the majority of the Company’s operations. In general, the U.S. federal statute of limitations is three years. However, the Internal Revenue Service may still adjust a tax loss or credit carryover in the year the tax loss or credit carryover is utilized. As such, the Company’s U.S. federal tax returns and state tax returns are open for examination since inception. The Israeli statute of limitations period is generally four years commencing at the end of the year in which the return was filed. The UK statute of limitations period is typically twelve months following the date on which the return is filed. The Company is not currently under examination from income tax authorities in the jurisdictions in which the Company does business.

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

The main corporation tax rate for UK corporations increases from 19% to 25% for the financial year beginning April 1, 2023. The tax provision for the year ended June 30, 2023 is reflective of the change in tax rate.

NOTE 9. LEASES, COMMITMENTS AND CONTINGENCIES

Leases

Lease Costs

As of June 30, 2023, on its condensed consolidated balance sheet the Company had right-of-use assets of $2,539 recorded within other assets, the current portion of operating lease liabilities of $2,640 recorded within other accrued liabilities, and the non-current portion of operating lease liabilities of $1,329 recorded within other non-current liabilities. As of December 31, 2022, on its condensed consolidated balance sheet the Company had right-of-use assets of $1,755 recorded within other assets, the current portion of operating lease liabilities of $2,112 recorded within other accrued liabilities, and the non-current portion of operating lease liabilities of $1,510 recorded within other non-current liabilities.

The Company made cash payments for its operating leases of $644 and $1,281 for the three and six months ended June 30, 2023, respectively, and $669 and $1,321 for the three and six months ended June 30, 2022, all of which were included in cash flows from operating activities within the condensed consolidated statements of cash flows. The Company’s operating leases have a weighted average remaining lease term of 1.7 years and weighted average discount rate of 6.9%.

The total rent expense for all operating leases was $546 and $1,092 for the three and six months ended June 30, 2023, respectively, and $756 and $1,262 for the three and six months ended June 30, 2022, respectively, with short-term leases making up an immaterial portion of such expenses. For its sublease, the Company recorded sublease income of $277 and $554 for the three and six months ended June 30, 2023, respectively, and $277 and $554 for the three and six months ended June 30, 2022, respectively

Lease Commitments

Future undiscounted lease payments for the Company’s operating lease liabilities, a reconciliation of these payments to its operating lease liabilities, and related sublease income at June 30, 2023 are as follows:

Years ended December 31,
2023 (six months)	$1,497
2024	2,494
2025	326
Total future minimum lease payments, including short-term leases	4,317
Less: future minimum lease payments for short-term leases	(84)
Less: imputed interest	(264)
Present value of future minimum lease payments, excluding short-term leases	$3,969
Less: current portion of operating lease liabilities	(2,640)
Non-current portion of operating lease liabilities	1,329

Years ended December 31,	Sublease Income
2023 (six months)	$602
2024	1,034
Total sublease income	$1,636

Purchase Consideration

In connection with the March 2022 Acquisition, the Company committed to make purchase consideration payments of $1,500 within ten days of the first anniversary of the closing date of the acquisition and an additional $1,500 within ten days of the second anniversary of the closing date of the acquisition. The first payment of $1,500 was made during the six months ended June 30, 2023. In connection with the VocaliD acquisition, the Company committed to make purchase consideration payments of $1,000 on the first anniversary of the closing date of the acquisition and an additional $1,000 on the 18-month anniversary of the closing date of the acquisition. The first payment of $1,000 was made during the six months ended June 30, 2023. In connection with the VSL acquisition, the Company committed to make a purchase consideration payment of $300 on the 18-month anniversary of the closing date of the acquisition. Refer to Note 3 for further details.

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

NOTE 10. STOCKHOLDERS’ EQUITY

Common Stock Issuances

During the six months ended June 30, 2023 and 2022, the Company issued an aggregate of 593,763 and 1,152,345 shares of its common stock, respectively, in connection with the exercise of stock options, issuance of stock awards and vesting of restricted stock units under its stock incentive plans and stock purchases under its Employee Stock Purchase Plan (the “ESPP”).

During the six months ended June 30, 2023 and 2022, the Company issued a total of 135,800 and 352,330 shares of its common stock, respectively, in connection with the contingent consideration arrangement related to the acquisition of PandoLogic. During the six months ended June 30, 2022, the Company issued a total of 116,550 shares of its common stock in connection with the March 2022 Acquisition.

NOTE 11. STOCK PLANS

Stock-Based Compensation

During the six months ended June 30, 2023 and 2022, the Company granted options to purchase an aggregate of 233,466 and 291,850 shares of its common stock that are subject to time-based vesting conditions, respectively.

The Company valued these stock options using the Black-Scholes Merton option pricing model. The assumptions used to compute the grant date fair values of the stock options granted during the six months ended June 30, 2023 and 2022 are set forth in the table below:

	Six Months Ended June 30,
	2023	2022
Expected term (in years)	6.0 - 6.8	6.1
Expected volatility	91% - 100%	82% - 91%
Risk-free interest rate	3.6% - 3.9%	1.7% - 2.3%
Expected dividend yield	—	—

The assumptions used in calculating the fair values of purchase rights granted under the ESPP during the six months ended June 30, 2023 and 2022 are set forth in the table below:

Six Months Ended June 30,
	2023	2022
Expected term (in years)	0.5 - 2.0	0.5 - 2.0
Expected volatility	71% - 101%	71% - 98%
Risk-free interest rate	0.1% - 4.8%	0.2% - 3.5%
Expected dividend yield	—	—

The Company’s stock-based compensation expense by type of award and by operating expense grouping are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock-based compensation expense by type of award:
Restricted stock units	$1,224	$3,058	$3,392	$6,490
Performance-based stock units	142	—	470	—
Stock options	1,081	1,502	2,052	2,775
Employee stock purchase plan	250	81	700	173
Common stock issued for services	—	20	—	39
Total stock-based compensation expense	$2,697	$4,661	$6,614	$9,477

Stock-based compensation expense by operating expense grouping:
Cost of revenue	$17	$24	$37	$44
Sales and marketing	529	727	705	1,190
Research and development	1,127	1,247	2,669	2,251
General and administrative	1,024	2,663	3,203	5,992
Total stock-based compensation expense	$2,697	$4,661	$6,614	$9,477

Stock-based compensation capitalized for internal-use software was $80 and $54 for the three months ended June 30, 2023 and 2022, respectively. Stock-based compensation capitalized for internal-use software was $214 and $85 for the six months ended June 30, 2023 and 2022, respectively.

Equity Award Activity Under Stock Plans

Performance Stock Units

On January 4, 2023, the Company entered into a consulting agreement (the “Steel Holdings Consulting Agreement”) with Steel Holdings, LLC, an affiliate of Chad Steelberg, our former Chief Executive Officer and current Chairman of the Company’s Board of Directors (the “Board”), as further described in Note 12. In connection with the Steel Holdings Consulting Agreement, on January 11, 2023, the Compensation Committee of the Board (the “Compensation Committee”) approved a grant of 118,460 performance stock units (the “Steel Holdings Consulting PSUs”) that vest upon the achievement of certain performance milestones. The Steel Holdings Consulting PSUs will expire 6 months after the Steel Holdings Consulting Agreement terminates.

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

The Company’s performance stock unit activity for the six months ended June 30, 2023 was as follows:

		Weighted
		Average Grant
	Shares	Date Fair Value
Unvested at December 31, 2022	—	N/A
Granted	288,862	$5.88
Vested	(19,743)	$5.94
Unvested at June 30, 2023	269,119	$5.87

Restricted Stock Units

The Company’s restricted stock unit activity for the six months ended June 30, 2023 was as follows:

		Weighted
		Average Grant
	Shares	Date Fair Value
Unvested at December 31, 2022	1,048,834	$15.28
Granted	821,753	$5.42
Forfeited	(89,718)	$23.89
Vested	(485,889)	$15.17
Unvested at June 30, 2023	1,294,980	$9.81

As of June 30, 2023, total unrecognized compensation cost related to restricted stock units was $9,175, which is expected to be recognized over a weighted average period of 2.2 years.

Performance-Based Stock Options

The activity during the six months ended June 30, 2023 related to stock options that are subject to performance-based vesting conditions tied to the achievement of stock price goals by the Company was as follows:

		Weighted-Average
			Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at December 31, 2022	3,762,679	$11.15
Exercised	(7,000)	$6.11
Expired	(63,367)	$5.67
Outstanding at June 30, 2023	3,692,312	$11.26	7.0 years	$0
Exercisable at June 30, 2023	3,692,312	$11.26	7.0 years	$0

The aggregate intrinsic value of the options exercised during the six months ended June 30, 2023 and 2022 was $5 and $271, respectively. No performance-based stock options were granted during the six months ended June 30, 2023 and 2022 and no performance-based stock options vested during the six months ended June 30, 2023.

Stock Options

The activity during the six months ended June 30, 2023 related to all other stock options was as follows:

		Weighted-Average
			Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at December 31, 2022	5,867,785	$14.53
Granted	233,466	$5.29
Exercised	(12,979)	$6.11
Forfeited	(142,642)	$22.87
Expired	(155,622)	$12.92
Outstanding at June 30, 2023	5,790,008	$14.01	5.2 years	$616
Exercisable at June 30, 2023	4,737,474	$14.20	4.5 years	$545

The weighted average grant date fair value of stock options granted during the six months ended June 30, 2023 and 2022 was $4.19 and $12.00 per share, respectively. The aggregate intrinsic value of the stock options exercised during the six months ended June 30, 2023 and 2022 was $10 and $264, respectively. The total grant date fair value of stock options vested during the six months ended June 30, 2023 and 2022 was $3,202 and $2,032, respectively. At June 30, 2023, total unrecognized compensation expense related to stock options was $9,442 and is expected to be recognized over a weighted average period of 2.6 years.

The aggregate intrinsic values in the tables above represent the difference between the fair market value of the Company’s common stock and the average option exercise price of in-the-money options, multiplied by the number of such stock options.

Employee Stock Purchase Plan

During the six months ended June 30, 2023, a total of 87,895 shares of common stock were purchased under the ESPP. As of June 30, 2023 and December 31, 2022, accrued employee contributions for future purchases under the ESPP totaled $531 and $595, respectively.
NOTE 12. RELATED PARTY TRANSACTIONS

On January 4, 2023, the Company entered into the Steel Holdings Consulting Agreement with Steel Holdings, LLC, effective as of January 1, 2023. Steel Holdings, LLC is an entity affiliated with Chad Steelberg, our current Chairman of the Board and former Chief Executive Officer effective as of December 31, 2022. Under the Steel Holdings Consulting Agreement, the Company retained Mr. Steelberg as a consultant to provide ongoing Chief Executive Officer transition services and to manage and oversee the further development of the Company’s aiWARE platform. During the three and six months ended June 30, 2023, the Company recorded a research and development expense of $174 and $329, respectively for consulting fees and reimbursements for reasonable and documented expenses; $237 and $631, respectively for variable consultant performance bonus expense; and $19 and $347 in stock-based compensation expense for the Steel Holdings Consulting PSUs.

There were no other related party transactions during the six months ended June 30, 2023.

NOTE 13. SUBSEQUENT EVENTS

In July 2023, the Company entered into an amendment to the March 2022 Acquisition securities purchase agreement (the “March 2022 Acquisition Amendment”). The March 2022 Acquisition Amendment provides that the March 2022 Acquisition earnout amounts totaling $3,500 (the “March 2022 Acquisition Earn-Out Amount”) are now tied to employment status of the seller through December 31, 2025, irrespective of the actual financial performance of the acquired company. In exchange for the March 2022 Acquisition Earn-Out Amount, the March 2022 Acquisition Amendment further provides that certain restrictive operational covenants and obligations of the Company terminated immediately as of the date of the March 2022 Acquisition Amendment.

In August 2023, the Company entered into a three year credit agreement with Alterna Capital Solutions, LLC (“ACS”) pursuant to which the Company may borrow up to $30,000 (the “Credit Facility”). Loans under the Credit Facility are secured by certain domestic receivables and other assets. The Credit Facility bears interest at the greater of Prime rate plus 1% or 9.5%, and minimum annual interest of $250 if no funds are drawn under the Credit Facility in a given year. Under the terms of the Credit Facility, the Company will pay a one-time facility fee of $450 in advance, and is subject to certain prepayment penalties if the Credit Facility is terminated early. ACS will be a senior secured creditor.

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

Overview

Veritone, Inc., collectively with our subsidiaries, referred to as “Veritone,” “Company,” “we,” “our,” and “us,” is a provider of Artificial Intelligence (“AI”) solutions, powered by our proprietary AI operating system, aiWARE™, to deliver differentiated products and solutions to our Commercial Enterprise and Government & Regulated Industries customers. Our Software Products & Services consist of revenues generated from Commercial Enterprise and Government & Regulated Industries customers using our aiWARE platform and hiring solutions, any related support and maintenance services, and any related professional services associated with the deployment and/or implementation of such solutions. Our Managed Services consist of revenues generated from Commercial Enterprise customers using our content licensing services, advertising agency, influencer management and related services.

During the three and six months ended June 30, 2023, we generated revenue of $28.0 million and $58.2 million, respectively, as compared to $34.2 million and $68.6 million during the three and six months ended June 30, 2022, respectively. Our Software Products & Services revenue was $14.1 million during the three months ended June 30, 2023 as compared with $18.4 million for the same period in 2022, while our Managed Services revenue was $13.9 million during the three months ended June 30, 2023 as compared with the $15.9 million for the same period in 2022. Our Software Products & Services revenue was $28.2 million during the six months ended June 30, 2023 as compared with $36.5 million for the same period in 2022, while our Managed Services revenue was $30.0 million during the six months ended June 30, 2023 as compared with the $32.0 million for the same period in 2022. During the three and six months ended June 30, 2023 our largest customer represented 15% and 17%, respectively, of our consolidated revenue and during the three and six months ended June 30, 2022 that same customer was our largest customer and represented 14% and 22%, respectively, of our consolidated revenue.

Recent Developments

In June 2023, we closed the acquisition of Broadbean (as defined below), a global leader of talent acquisition software-as-a-service technology, pursuant to a securities and asset purchase agreement whereby the Company acquired (i) 100% of the issued and outstanding share capital of (a) Broadbean Technology Pty Ltd ACN 116 011 959 / ABN 79 116 011 959, a limited company incorporated under the laws of Australia (“Broadbean Australia”), (b) Broadbean Technology Limited, a limited company incorporated under the laws of England and Wales (“Broadbean UK”), (c) Broadbean, Inc., a Delaware corporation (“Broadbean Inc.”) and (d) CareerBuilder France S.A.R.L., a limited liability company organized (société à responsabilité limitée) under the laws of France, and (ii) certain assets and liabilities related thereto (the foregoing clauses (i) and (ii) together, “Broadbean”). The aggregate purchase consideration consisted of cash of $53.2 million, subject to customary working capital and other adjustments.

On June 30, 2023, we completed the sale of our energy group (the “Energy Divestiture”) to GridBeyond Limited, an Ireland-based privately held company (“GridBeyond”) that delivers AI-powered energy solutions pursuant to an asset purchase agreement. We received 4,160,644 shares of Series B Preference Shares in GridBeyond valued at approximately $2.0 million plus $0.5 million in cash. We recognized a pre-tax gain on the Energy Divestiture of $2.6 million.

On January 31, 2023, we announced strategic cost reduction initiatives with the aim of achieving net annualized savings of $12 to $15 million over the course of fiscal 2023. As part of this initiative, we engaged in a headcount reduction during the first quarter of 2023, completed the Energy Divestiture and we have begun and further intend to reduce and consolidate expenses tied to software, outside services, and cloud-based processing throughout 2023. As of June 30, 2023, we have executed on $17 million of net annualized strategic cost reduction initiatives announced in the first quarter of 2023, exceeding the net annualized savings target for 2023.

Opportunities, Challenges and Risks

During the six months ended June 30, 2023 and 2022, we derived our revenue primarily through our Commercial Enterprise customers, and secondarily through our Government & Regulated Industries customers.

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

We believe there are significant near and long-term revenue and growth opportunities from our Software Products & Services. In June 2023, we completed the acquisition of Broadbean, a leader in subscription-based talent acquisition software-as-a-service which has approximately 3,000 subscription-based customers based throughout the world, integrated with over 100 applicant tracking systems (“ATS”) and has direct access to over 2,500 job boards globally. The acquisition of Broadbean was strategic to our HR Solutions growth, as we plan in the near term to offer our existing product offerings to Broadbean’s 3,000 customers, including programmatic advertising capabilities. Over the long term, we plan to utilize our AI capabilities to analyze complex data sets through direct access to these ATS. In Government & Regulated Industries markets, we see growth opportunities with customer adoption of our products and services related to AI technologies and with our official Authorization to Operate (“ATO”), of our aiWARE platform across the entire U.S. Department of Justice and progress with the Chief Digital and Artificial Intelligence Officer (“CDAO”) and Department of Defense (“DOD”). However, many enterprise-level opportunities with Government & Regulated Industries customers can involve long sales cycles, during which we must invest significant time and resources without a guarantee of success. We may seek to acquire businesses with deep relationships and greater scale within the U.S. government and within regulated industries to further accelerate our pursuit of the growth opportunities we see in this market.

Growing our existing and new Software Products & Services customer base is critical for our success. During the six months ended June 30, 2023, Total Software Products & Services Customers was over 3,700, inclusive of Broadbean. Since the second quarter of 2022, we have experienced large variances from the consumption of our HR Solutions when compared to the prior year periods from our largest customer, Amazon. In May 2023, Amazon informed us that they plan to reduce their consumption of our HR Solutions further. Overall, our revenues from Amazon during the six months ended June 30, 2023 declined as compared to the prior year, and represented approximately 17% of our consolidated revenue in the first half of 2023 compared to 22% of our consolidated revenue in the first half of 2022. Offsetting this decline was non-Amazon Software Products & Services revenue, which grew as compared to the prior year, driven in part by Government & Regulated Industries revenue growth of 81% during the six months ended June 30, 2023 as compared to the prior year. To reduce this risk, we continue to aggressively invest in existing and growing new customers.

Additionally, as a result of the recent pullback in the macroeconomic environment caused by high inflation, rising interest rates and recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures, some of our customers reduced advertising spending across our managed services in the first half of 2023 when compared to the same period in the prior year. While we anticipate this trend to continue in the second half of 2023, we do expect the overall impact will not be as severe as it was in the first half of 2023. In addition, in the event of a recession in the second half of 2023, we may see additional declines in existing and new customers consumption of our Software Products & Services. To mitigate these risks, we have been investing aggressively in existing customers and acquiring new customers. In addition, in January 2023 we announced certain cost reduction initiatives and as of June 30, 2023, we have executed on $17 million of net annualized strategic cost reductions. In light of recent events, including the current economic pressures in the US economy and our largest customer, Amazon, reducing spending across our HR Solutions platform, we plan to take further cost reduction efforts over the remainder of the 2023. As a result of our efforts to diversify our customer base and increase sales within our existing customer base, we intend to continue to increase our sales and marketing spending in the near term as compared to the trailing twelve months; however, these increased investments will be somewhat offset by our 2023 cost initiatives.

We believe our Software Products & Services will extend the capabilities of many third-party software platforms and products that are widely used today. For example, we believe that, when integrated with aiWARE, our hiring solutions customers will be given greater visibility and transparency in their hiring processes. In addition, we have historically integrated aiWARE across many platforms, including Alteryx, Snowflake and the NVIDIA® CUDA® GPU-based platform, enabling dramatic increases in aiWARE’s processing speed and providing a wide range of new use cases for our technology. We are in the process of developing and marketing more specific use cases for these and future integrations, which we believe will open up new markets for our products and accelerate our long-term revenue growth opportunities.

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

During the three and six months ended June 30, 2023, we reported net loss of $23.3 million and $46.3 million, respectively, compared to a net loss of $3.3 million and $25.4 million during the three and six months ended June 30, 2022, respectively. During the three and six months ended June 30, 2023, we reported a non-GAAP net loss of $13.0 million and $22.6 million, respectively as compared to a non-GAAP net loss of $7.2 million and $12.4 million during the three and six months ended June 30, 2022, respectively. To continue to grow our revenue, we plan to continue to make targeted investments in people, namely software engineers and sales personnel. In 2022, we made substantial investments in our existing employee base and our corporate infrastructure, including new ERP and workforce systems to help us better manage the scale and growth of our business. However, considering the current challenging macro-economic environment in the first half of 2023, we have made and are continuing to make significant cost reductions to our operating structure to better streamline our business and prioritization around our growth and corresponding investments.

In the six months ended June 30, 2023 and 2022, substantially all of our revenue was derived from customers located in the United States. We believe that there is a substantial opportunity for us to expand our service offerings and customer base in countries outside of the United States and we expect material revenues outside of the United States in the second half of 2023 from Broadbean. In the long term, we plan to expand our business further internationally in places such as Europe, Asia Pacific and Latin America, and as a result, we expect to continue to incur significant incremental upfront expenses associated with these expansion opportunities.

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

To the extent that economic uncertainty or attenuated economic conditions cause our customers and potential customers to freeze or reduce their headcount, and reduce their advertising spending, demand for our products and services may be negatively affected in the second half of 2023 and beyond. These adverse economic conditions could also result in reductions in sales of our applications, longer sales cycles, reductions in contract duration and value, slower adoption of new technologies and increased price competition. In addition, economic recessions have historically resulted in overall reductions in spending on software and technology solutions as well as pressure from customers and potential customers for extended billing terms. If economic, political, or market conditions deteriorate, or if there is uncertainty around these conditions, our customers and potential customers may elect to decrease their software and technology solutions budgets by deferring or reconsidering product purchases, which would limit our ability to grow our business and negatively affect our operating results. Any of these events would likely have an adverse effect on our business, operating results and financial position.

Due to the nature of our business, the effect of these macroeconomic conditions may not be fully reflected in our results of operations until future periods. We have assessed the potential credit deterioration of our customers due to changes in the macroeconomic environment and have determined that no additional allowance for credit losses was necessary due to credit deterioration as of June 30, 2023. The most significant risks to our business and results of operations are discussed in Part I, Item 1A (Risk Factors) of our Annual Report on Form 10-K for the year ended December 31, 2022.

Non-GAAP Financial Measures and Key Performance Indicators

In evaluating our cash flows and financial performance, we use certain non-GAAP financial measures, including Pro Forma Software Revenue, non-GAAP gross profit, non-GAAP gross margin, non-GAAP net income (loss), and non-GAAP net income (loss) per share. We also provides certain key performance indicators (“KPIs”), including Total Software Products & Services Customers, Annual Recurring Revenue, Annual Recurring Revenue (SaaS), Annual Recurring Revenue (Consumption),Total New Bookings and Gross Revenue Retention.

“Pro Forma” information provided in this current report on Form 10-Q represents our historical information combined with the historical information of Broadbean (as defined below) for the applicable period on a pro forma basis as if we had acquired Broadbean on January 1, 2022.

Pro Forma Software Revenue represents Software Products & Services revenue on a Pro Forma basis. Non-GAAP gross margin is defined as Non-GAAP gross profit divided by revenue. Non-GAAP net loss (pro forma) is the Company’s net loss excluding the items set forth below. Non-GAAP net income (loss) and non-GAAP net income (loss) per share is the Company’s net income (loss) and net income (loss) per share, adjusted to exclude interest expense, provision for income taxes, depreciation expense, amortization expense, stock-based compensation expense, changes in fair value of warrant liability, changes in fair value of contingent consideration, a reserve for state sales taxes, charges related to a facility sublease, gain on sale of asset, warrant expense, acquisition and due diligence costs, and severance and executive search costs. The results for non-GAAP net income (loss), are presented below for the three and six months ended June 30, 2023 and 2022. The items excluded from these non-GAAP financial measures, as well as a breakdown of GAAP net loss, non-GAAP net income (loss) and these excluded items between our Core Operations and Corporate, are detailed in the reconciliation below. In addition, we have provided supplemental non-GAAP measures of gross profit, operating expenses, loss from operations, other (expense) income, net, and loss before income taxes, excluding the items excluded from non-GAAP net loss as noted above, and reconciling such non-GAAP measures to the most directly comparable GAAP measures.

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

Reconciliation of GAAP net loss to Non-GAAP net loss

(in thousands)
	Three Months Ended June 30,
	2023			2022
	Core Operations(1)	Corporate(2)	Total	Core Operations(1)	Corporate(2)	Total
Net income (loss)	$(15,205)	$(8,091)	$(23,296)	$(8,230)	$4,977	$(3,253)
Benefit from income taxes	(742)	(632)	(1,374)	(964)	(643)	(1,607)
Depreciation and amortization	5,818	571	6,389	5,306	150	5,456
Stock-based compensation expense	1,929	768	2,697	2,685	1,976	4,661
Change in fair value of contingent consideration	—	—	—	—	(13,830)	(13,830)
Interest expense, net	—	720	720	—	1,183	1,183
Foreign currency impact	(1,631)	(28)	(1,659)	—	—	—
Acquisition and due diligence costs	—	4,271	4,271	—	207	207
Gain on sale of energy group	—	(2,572)	(2,572)	—	—	—
Contribution of business held for sale (3)	872	—	872	—	—	—
Variable consultant performance bonus expense	237	—	237	—	—	—
Severance and executive transition costs	474	215	689	—	—	—
Non-GAAP Net Loss	$(8,248)	$(4,778)	$(13,026)	$(1,203)	$(5,980)	$(7,183)

(in thousands)
	Six Months Ended June 30,
	2023			2022
	Core Operations(1)	Corporate(2)	Total	Core Operations(1)	Corporate(2)	Total
Net loss	$(27,775)	$(18,484)	$(46,259)	$(14,251)	$(11,131)	$(25,382)
Benefit from income taxes	(1,246)	(399)	(1,645)	(846)	(622)	(1,468)
Depreciation and amortization	11,572	724	12,296	10,404	266	10,670
Stock-based compensation expense	4,264	2,350	6,614	4,668	4,809	9,477
Change in fair value of contingent consideration	—	651	651	—	(8,785)	(8,785)
Interest expense, net	9	1,516	1,525	—	2,365	2,365
Foreign currency impact	(2,777)	(43)	(2,820)	—	—	—
Acquisition and due diligence costs	—	5,076	5,076	—	769	769
Gain on sale of energy group	—	(2,572)	(2,572)	—	—	—
Contribution of business held for sale (3)	1,789	—	1,789	—	—	—
Variable consultant performance bonus expense	631	—	631	—	—	—
Severance and executive transition costs	1,501	632	2,133	—	—	—
Non-GAAP Net Loss	$(12,032)	$(10,549)	$(22,581)	$(25)	$(12,329)	$(12,354)

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

(3) Contribution of business held for sale relates to the net loss for the periods presented for our energy group that we divested during the second quarter of 2023. We have not recast Non-GAAP Net Loss for periods ended prior to March 31, 2023 because the change in business strategy to divest the business occurred in the first quarter of 2023 and the prior period contributions were costs to operate the continuing business when incurred in the prior periods. The historical amounts would not have a major effect on prior period results.

For the three months ended June 30, 2023, our total loss from operations increased to $28.2 million compared to $3.7 million in the corresponding prior year period. For the six months ended June 30, 2023, our total loss from operations increased to $51.8 million compared to $24.4 million in the corresponding prior year period. The following tables set forth the calculation of our non-GAAP gross profit and non-GAAP gross margin, followed by a reconciliation of non-GAAP to GAAP financial information presented in our condensed consolidated financial statements for three and six months ended June 30, 2023 and 2022.

(dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$27,967	$34,235	$58,230	$68,642
Cost of revenue	7,765	6,705	14,574	13,628
Non-GAAP gross profit	20,202	27,530	43,656	55,014
Non-GAAP gross margin	72.2%	80.4%	75.0%	80.1%

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$27,967	$34,235	$58,230	$68,642
Cost of revenue	7,765	6,705	14,574	13,628
Non-GAAP gross profit	20,202	27,530	43,656	55,014

GAAP cost of revenue	7,765	6,705	14,574	13,628
Stock-based compensation expense	(17)	(24)	(37)	(44)
Non-GAAP cost of revenue	7,748	6,681	14,537	13,584

GAAP sales and marketing expenses	13,124	12,576	25,814	23,645
Stock-based compensation expense	(529)	(727)	(705)	(1,190)
Contribution of business held for sale (2)	(221)	—	(484)	—
Severance and executive transition costs	(190)	—	(503)	—
Non-GAAP sales and marketing expenses	12,184	11,849	24,122	22,455

GAAP research and development expenses	10,519	11,068	22,046	20,951
Stock-based compensation expense	(1,127)	(1,247)	(2,669)	(2,251)
Contribution of business held for sale (2)	(559)	—	(1,117)	—
Severance and executive transition costs	(151)	—	(680)	—
Non-GAAP research and development expenses	8,682	9,821	17,580	18,700

GAAP general and administrative expenses	19,025	2,304	36,422	24,625
Depreciation	(675)	(245)	(1,153)	(444)
Stock-based compensation expense	(1,024)	(2,663)	(3,203)	(5,992)
Change in fair value of contingent consideration	—	13,830	(651)	8,785
Variable consultant performance bonus expense	(237)	—	(631)	—
Contribution of business held for sale (2)	(92)	—	(188)	—
Acquisition and due diligence costs	(4,271)	(207)	(5,076)	(769)
Severance and executive transition costs	(348)	—	(950)	—
Non-GAAP general and administrative expenses	12,378	13,019	24,570	26,205

GAAP amortization	(5,714)	(5,211)	(11,143)	(10,226)

GAAP loss from operations	(28,180)	(3,629)	(51,769)	(24,433)
Total non-GAAP adjustments (1)	15,155	(3,506)	29,190	12,131
Non-GAAP loss from operations	(13,025)	(7,135)	(22,579)	(12,302)

GAAP other income (expense), net	3,510	(1,231)	3,865	(2,417)
Gain on sale of energy group	(2,572)	—	(2,572)
Foreign currency impact	(1,659)	—	(2,820)	—
Interest expense, net	720	1,183	1,525	2,365
Non-GAAP other expense, net	(1)	(48)	(2)	(52)

GAAP loss before income taxes	(24,670)	(4,860)	(47,904)	(26,850)
Total non-GAAP adjustments (1)	11,644	(2,323)	25,323	14,496
Non-GAAP loss before income taxes	(13,026)	(7,183)	(22,581)	(12,354)

Benefit from income taxes	(1,374)	(1,607)	(1,645)	(1,468)

GAAP net loss	(23,296)	(3,253)	(46,259)	(25,382)
Total non-GAAP adjustments (1)	10,270	(3,930)	23,678	13,028
Non-GAAP net loss	$(13,026)	$(7,183)	$(22,581)	$(12,354)

Shares used in computing non-GAAP basic and diluted net loss per share	36,849	36,084	36,719	35,783
Shares used in computing non-GAAP diluted net income (loss) per share	36,849	36,084	36,719	35,783
Non-GAAP basic and diluted net loss per share	$(0.35)	$(0.20)	$(0.61)	$(0.35)
Non-GAAP diluted net loss per share	$(0.35)	$(0.20)	$(0.61)	$(0.35)

(1) Adjustments are comprised of the adjustments to GAAP cost of revenue, sales and marketing expenses, research and development expenses and general and administrative expenses and other (expense) income, net (where applicable) listed above.

(2) Contribution of business held for sale relates to the net loss for the periods presented for our energy group that we divested during Q2 2023. We have not recast Non-GAAP Net Loss for periods ended prior to March 31, 2023 because the change in business strategy to divest the business occurred in Q1 2023 and the prior period contributions were costs to operate the continuing business when incurred in the prior periods. The historical amounts would not have a major effect on prior period results.

Supplemental Financial Information

We are providing the following unaudited supplemental financial information regarding our Software Products & Services and Managed Services as a lookback of the prior year to explain our recent historical and year-over-year performance.

The supplemental financial information for our Software Products & Services includes: (i) Pro Forma Software Revenue, (ii) Total Software Products & Services Customers, (iii) Annual Recurring Revenue, (iv) Total New Bookings, and (iv) Gross Revenue Retention, in each case as defined in the footnotes to the table below. The supplemental financial information for our Managed Services includes: (i) average billings per active Managed Services client, and (ii) revenue.

Software Products & Services Supplemental Financial Information

The following table sets forth the results for each of our Software Products & Services supplemental financial information.

	Quarter Ended
	Mar 31,	Jun 30,	Sept 30,	Dec 31,	Mar 31,	Jun 30,
	2022	2022	2022	2022	2023	2023
Pro Forma Software Revenue (in 000's) (1)	$26,319	$26,650	$28,603	$35,612	$22,423	$20,860
Total Software Products & Services Customers (2)	3,673	3,718	3,787	3,824	3,773	3,705
Annual Recurring Revenue (SaaS) (in 000's) (3)	$48,392	$44,465	$43,925	$46,248	$45,453	$47,720
Annual Recurring Revenue (Consumption) (in 000's) (4)	$87,445	$85,901	$85,091	$71,754	$67,242	$60,229
Total New Bookings (in 000's) (5)	$16,643	$22,009	$23,793	$26,342	$22,794	$8,388
Gross Revenue Retention (6)	>90%	>90%	>90%	>90%	>90%	>90%

(1) “Software Revenue - Pro Forma” is a non-GAAP measure that represents Software Products & Services revenue on a Pro Forma basis.

(2) “Total Software Products & Services Customers” includes Software Products & Services customers as of the end of each respective quarter set forth above with net revenues in excess of $10 and also excludes any customers categorized by us as trial or pilot status. In prior periods, we provided “Ending Software Customers,” which represented Software Products & Services customers as of the end of each fiscal quarter with trailing twelve-month revenues in excess of $2,400 for both Veritone, Inc. and PandoLogic Ltd. and/or deemed by the Company to be under an active contract for the applicable periods. Total Software Products & Services Customers is not comparable to Ending Software Customers. Total Software Products & Services Customers includes customers based on revenues in the last month of the quarter rather than on a trailing twelve month basis. Total Software Products & Services Customers includes customers based on revenues in the last month of the quarter rather than on a trailing twelve month basis and excludes any customers that are on trial or pilot status with us rather than including customers with active contracts. Management uses Total Software Products & Services Customers and we believe Total Software Products & Services Customers are useful to investors because it more accurately reflects our total customers for our Software Products & Services customers inclusive of Broadbean.

(3) “Annual Recurring Revenue (SaaS)” represents an annualized calculation of monthly recurring revenue during the last month of the applicable quarter for all Total Software Products & Services customers, in each case on a Pro Forma basis. In prior periods, we provided “Average Annual Revenue,” which was calculated as the aggregate of trailing twelve-month Software Products & Services revenue divided by the average number of customers over the same period for both Veritone, Inc. and PandoLogic Ltd.. Annual Recurring Revenue is not comparable to Average Annual Revenue (SaaS). Annual Recurring Revenue (SaaS) includes only subscription-based SaaS revenue, is not averaged among active customers and uses a calculation of recurring revenue as described above instead of annual revenue. Management uses “Annual Recurring Revenue (SaaS)” and we believe Annual Recurring Revenue (SaaS) is useful to investors because Broadbean significantly increases our mix of subscription-based SaaS revenues as compared to Consumption revenues and the split between the two allows the reader to delineate between predictable recurring SaaS revenues and more volatile Consumption revenues.

(4) “Annual Recurring Revenue (Consumption)” represents the trailing twelve months of all non-recurring and/or consumption based revenue for all active Total Software Products & Services customers. In prior periods, we provided “Average Annual Revenue,” which was calculated as the aggregate of trailing twelve-month Software Products & Services revenue divided by the average number of customers over the same period for both Veritone, Inc. and PandoLogic Ltd.. Annual Recurring Revenue (Consumption) is not comparable to Average Annual Revenue. Annual Recurring Revenue (Consumption) includes only non-recurring and/or consumption-based revenue, is not averaged among active customers and uses a calculation of recurring revenue as described above instead of annual revenue. Management uses “Annual Recurring Revenue (Consumption)” and we believe Annual Recurring Revenue (Consumption) is useful to investors because Broadbean significantly increases our mix of subscription-based SaaS revenues as compared to Consumption revenues and the split between the two allows the reader to delineate between predictable recurring SaaS revenues and more volatile Consumption revenues.

(5) “Total New Bookings” represents the total fees payable during the full contract term for new contracts received in the quarter (including fees payable during any cancellable portion and an estimate of license fees that may fluctuate over the term), excluding any variable fees under the contract (e.g., fees for cognitive processing, storage, professional services and other variable services), in each case on a Pro Forma basis.

(6) “Gross Revenue Retention” represents calculate our dollar-based gross revenue retention rate as of the period end by starting with the revenue from Software Products & Services Customers as of the 3 months in the prior year quarter to such period, or Prior Year Quarter Revenue. We then deduct from the Prior Year Quarter Revenue any revenue from Software Products & Services Customers who are no longer customers as of the current period end, or Current Period Ending Software Customer Revenue. We then divide the total Current Period Ending Software Customer Revenue by the total Prior Year Quarter Revenue to arrive at our dollar-based gross retention rate, which is the percentage of revenue from all Software Products & Services Customers from our Software Products & Services as of the year prior that is not lost to customer churn. All numbers used to determine Gross Revenue Retention are calculated on a Pro Forma basis.

Managed Services Supplemental Financial Information

The following table sets forth the results for each of the key performance indicators for Managed Services.

	Quarter Ended
	Mar 31,	Jun 30,	Sept 30,	Dec 31,	Mar 31,	Jun 30,
	2022	2022	2022	2022	2023	2023
Avg billings per active Managed Services client (in 000's) (7)	$684	$736	$747	$823	$771	$576
Revenue during quarter (in 000's) (8)	$10,735	$9,625	$10,035	$11,074	$9,337	$6,876

(7) Avg billings per active Managed Services customer for each quarter reflects the average quarterly billings per active Managed Services customer over the twelve-month period through the end of such quarter for Managed Services clients that are active during such quarter.

(8) Managed Services revenue and metrics exclude content licensing and media services.

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

Results of Operations

The following tables set forth our results of operations for the three and six months ended June 30, 2023 and 2022, in dollars and as a percentage of our revenue for those periods. The period-to-period comparisons of our historical results are not necessarily indicative of the results that may be expected in the future.

(dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$27,967	$34,235	$58,230	$68,642
Operating expenses:
Cost of revenue	7,765	6,705	14,574	13,628
Sales and marketing	13,124	12,576	25,814	23,645
Research and development	10,519	11,068	22,046	20,951
General and administrative	19,025	2,304	36,422	24,625
Amortization	5,714	5,211	11,143	10,226
Total operating expenses	56,147	37,864	109,999	93,075
Loss from operations	(28,180)	(3,629)	(51,769)	(24,433)
Other income (expense), net	3,510	(1,231)	3,865	(2,417)
Loss before provision for income taxes	(24,670)	(4,860)	(47,904)	(26,850)
(Benefit from) provision for income taxes	(1,374)	(1,607)	(1,645)	(1,468)
Net loss	$(23,296)	$(3,253)	$(46,259)	$(25,382)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenue	27.8	19.6	25.0	19.9
Sales and marketing	46.9	36.7	44.3	34.4
Research and development	37.6	32.3	37.9	30.5
General and administrative	68.0	6.7	62.5	35.9
Amortization	20.4	15.3	19.1	14.9
Total operating expenses	200.7	110.6	188.9	135.5
Loss from operations	(100.7)	(10.6)	(88.9)	(35.5)
Other income (expense), net	12.6	(3.6)	6.6	(3.5)
Loss before provision for income taxes	(88.1)	(14.2)	(82.3)	(39.0)
(Benefit from) provision for income taxes	(4.9)	(4.7)	(2.8)	(2.1)
Net loss	(83.2)	(9.5)	(79.4)	(36.9)

Three and Six Months Ended June 30, 2023 Compared with Three and Six Months Ended June 30, 2022

Revenue

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	Commercial	Government &		Commercial	Government &
	Enterprise	Regulated	Total	Enterprise	Regulated	Total
Software Products & Services	$12,492	$1,601	$14,093	$25,224	$2,996	$28,220
Managed Services	13,874	—	13,874	30,010	—	30,010
Revenue	$26,366	$1,601	$27,967	$55,234	$2,996	$58,230

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	Commercial	Government &		Commercial	Government &
	Enterprise	Regulated	Total	Enterprise	Regulated	Total
Software Products & Services	$17,508	$871	$18,379	$34,894	$1,652	$36,546
Managed Services	15,856	—	15,856	32,096	—	32,096
Revenue	$33,364	$871	$34,235	$66,990	$1,652	$68,642

Commercial Enterprise

Commercial Enterprise Software Products & Services revenue decreased $5.0 million or 29% in the three months ended June 30, 2023 compared to the corresponding prior year period and decreased $9.7 million or 28% in the six months ended June 30, 2023 compared to the corresponding prior year period, with the decreases largely driven by the loss of certain one-time software revenue during the second quarter of 2022 which did not recur in 2023, partially offset by revenue from the acquisition of Broadbean in June 2023. Commercial Enterprise Managed Services decreased $2.0 million or 13% in the three months ended June 30, 2023 compared to the corresponding prior year period and decreased $2.1 million or 6% in the six months ended June 30, 2023 compared to the corresponding prior year period, with the decreases driven primarily due to decreases in advertising revenue driven by the current economic environment, partially offset by growth in content licensing.

Government & Regulated Industries

Government & Regulated Industries Software Products & Services revenue increased $0.7 million or 84% in the three months ended June 30, 2023 compared to the corresponding prior year period and increased $1.4 million or 81% in the six months ended June 30, 2023 compared to the corresponding prior year period, with the increases driven by new and existing customer growth. Government & Regulated Industries Software Products & Services revenue from customers in certain markets, particularly government, is often project-based and is impacted by the timing of projects. As such, we expect that our revenue from these markets could fluctuate significantly from period to period.

Operating Expenses

(dollars in thousands)	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Cost of revenue	$7,765	$6,705	$1,060	15.8%	$14,574	$13,628	$946	6.9%
Sales and marketing	13,124	12,576	548	4.4%	25,814	23,645	2,169	9.2%
Research and development	10,519	11,068	(549)	(5.0)%	22,046	20,951	1,095	5.2%
General and administrative	19,025	2,304	16,721	725.7%	36,422	24,625	11,797	47.9%
Amortization	5,714	5,211	503	9.7%	11,143	10,226	917	9.0%
Total operating expenses	$56,147	$37,864	$18,283	48.3%	$109,999	$93,075	$16,924	18.2%

Cost of Revenue. The increase in cost of revenue in the three and six months ended June 30, 2023 compared with the corresponding prior year periods was due primarily to a shift in the mix of revenues from higher margin Software Products & Services products to lower margin Managed Services products.

Sales and Marketing. The increase in sales and marketing expenses in the three and six months ended June 30, 2023 compared with the corresponding prior year periods was primarily due to increases in personnel-related costs from the addition of new sales and marketing resources. As a percentage of revenue, sales and marketing expenses increased to 47% and 44% in the three and six months ended June 30, 2023, respectively, from 37% and 34% in the corresponding prior year periods.

Research and Development. Research and development expenses decreased by $0.5 million or 5% in the three months ended June 30, 2023 compared with the corresponding prior year period principally due to a $0.5 million increase in capitalized costs for internal use software and decrease in personnel-related costs of $0.4 million due to cost reduction initiatives announced in the first quarter of 2023, partially offset by increased costs for the Steel Holdings Consulting Agreement. Research and development expenses increased by $1.1 million or 5% in the six months ended June 30, 2023 compared with the corresponding prior year period principally due to an increase in personnel-related costs from the addition of new engineering resources and costs for the Steel Holdings Consulting Agreement. As a percentage of revenue, research and development expenses increased to 38% for both the three and six months ended June 30, 2023, from 32% and 31% in the corresponding prior year periods.

General and Administrative. General and administrative expenses increased by $16.7 million or 726% in the three months ended June 30, 2023 compared with the corresponding prior year period principally due to a non-cash benefit of $13.8 million recognized during the three months ended June 30, 2022 associated with a change in the estimated fair value of contingent consideration as well as a $3.1 million increase in accounting and legal fees, primarily due to the Broadbean acquisition. General and administrative expenses increased by $11.8 million or 48% in the six months ended June 30, 2023 compared with the corresponding prior year period principally due to a non-cash benefit of $9.4 million recognized in the first half of 2022 associated with a change in the estimated fair value of contingent consideration, coupled with the $3.1 million increase in accounting and legal fees, primarily due to the Broadbean acquisition. As a percentage of revenue, general and administrative expenses increased to 68% and 63% in the three and six months ended June 30, 2023, respectively, from 7% and 36% in the corresponding prior year periods.

Amortization Expense. Amortization expense increased in the three and six months ended June 30, 2023 compared with the corresponding prior year period due to the addition of amortization expense related to our 2022 and 2023 acquisitions.

Other Income (Expense), Net

Other income, net for the three months ended June 30, 2023 was comprised primarily of a gain on the sale of the energy group of $2.6 million and foreign exchange gain of $1.7 million, offset by interest expense, net of $0.7 million. Other expense, net for the three months ended June 30, 2022 was $1.2 million due primarily to interest expense. Other income, net for the six months ended June 30, 2023 was comprised primarily of a gain on the sale of the energy group of $2.6 million and foreign exchange gain of $2.8 million, offset by interest expense, net of $1.5 million. Other expense, net for the six months ended June 30, 2022 was $2.4 million due primarily to interest expense.

Non-GAAP Gross Profit

For the three months ended June 30, 2023, our total loss from operations increased to $28.2 million compared to $3.7 million in the corresponding prior year period. For the six months ended June 30, 2023, our total loss from operations increased to $51.8 million compared to $24.4 million in the corresponding prior year period. As noted above, our non-GAAP gross profit is calculated as our revenue less our cost of revenue, as follows:

(dollars in thousands)	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Revenue	$27,967	$34,235	$(6,268)	(18.3)%	$58,230	$68,642	$(10,412)	(15.2)%
Cost of revenue	7,765	6,705	1,060	15.8%	14,574	13,628	946	6.9%
Non-GAAP gross profit	20,202	27,530	(7,328)	(26.6)%	43,656	55,014	(11,358)	(20.6)%
Non-GAAP gross margin	72.2%	80.4%			75.0%	80.1%

The decrease in non-GAAP gross profit and non-GAAP gross margin in the three and six months ended June 30, 2023 compared with the corresponding prior year periods was due primarily to decreases in revenue compared to the corresponding prior year periods.

Liquidity and Capital Resources

We have historically financed our business through the sale of equity and debt securities. Our principal sources of liquidity are our cash and cash equivalents, which totaled $62.7 million as of June 30, 2023, compared with total cash and cash equivalents of $184.4 million as of December 31, 2022. The decrease in our cash and cash equivalents as of June 30, 2023 as compared with December 31, 2022 was primarily due to cash used by operating activities of $58.5 million, investments paid during the six months ended June 30, 2023, and the payment of the PandoLogic 2022 earnout.

In August 2023, we entered into a three year credit agreement with Alterna Capital Solutions, LLC (“ACS”) whereby we are initially able to borrow, at our discretion and throughout the term up to $30,000 against certain domestic receivables (the “Credit Facility”). The Credit Facility bears interest at the greater of Prime rate plus 1 percent or 9.5% and minimum annual interest of $250 if no funds are drawn in a given year. Under the terms of the Credit Facility, we pay a one-time fee of $450 in advance, and are subject to certain penalties if the Credit Facility is terminated early. ACS will be a senior secured creditor. The Credit Facility provides additional financial flexibility and liquidity on our balance sheet.

Cash Flows

A summary of cash flows from our operating, investing and financing activities is shown in the table below.

(in thousands)	Six Months Ended June 30,
	2023	2022
Cash used in operating activities	$(58,533)	$(4,285)
Cash used in investing activities	(55,078)	(6,870)
Cash used in financing activities	(8,132)	(23,103)
Net decrease in cash, cash equivalents and restricted cash	$(121,743)	$(34,258)

Operating Activities

Our operating activities used cash of $58.5 million in the six months ended June 30, 2023, due primarily to our net loss of $46.3 million, adjusted by $16.2 million in non-cash expenses, including $12.3 million in depreciation and amortization and $6.6 million in stock-based compensation expense, as well as the net working capital decrease of $28.4 million, primarily due to decreases in accrued media payments of $34.6 million, partially offset by decreases in accounts receivable of $16.3 million.

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

Investing Activities

Our investing activities for the six months ended June 30, 2023 used cash of $55.1 million primarily for $50.2 million in cash paid for the Broadbean acquisition net of cash acquired and $2.7 million in deferred consideration primarily related to the March 2022 Acquisition and the VocaliD acquisition, and $2.7 million in capital expenditures, with these uses of cash partially offset by $0.5 million in proceeds from the Energy Divestiture.

Our investing activities for the six months ended June 30, 2022 used cash of $6.9 million primarily for $2.6 million to fund a portion of the consideration for the March 2022 acquisition and the VocaliD acquisition, $2.3 million in capital expenditures and for an equity investment of $2.0 million in a strategic partner.

Financing Activities

Our financing activities for the six months ended June 30, 2023 used cash of $8.1 million, consisting of $7.8 million to pay the 2022 earnout for PandoLogic and $1.0 million to pay taxes paid related to the net share settlement of equity awards, partially offset by $0.6 million in proceeds received from the exercise of stock options and purchases of shares under our ESPP.

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

Contractual Obligations and Known Future Cash Requirements

As of June 30, 2023, our only debt obligations were the Convertible Notes issued in the fourth quarter of fiscal year 2021, net of amounts repurchased in 2022. The remaining principal on the Convertible Notes of $141.25 million will mature on November 15, 2026, unless earlier converted, redeemed or repurchased in accordance with the terms of the Convertible Notes.

As of June 30, 2023, we have future cash requirements to pay $2.8 million in purchase consideration commitments related to the VSL acquisition, the VocaliD acquisition and the March 2022 Acquisition that will be paid in 2023 and in 2024. We have no other present agreements or commitments with respect to any material acquisitions of businesses or technologies or any other material capital expenditures.

We have generated significant losses since inception; however, we do expect to begin generating profits on a non-GAAP basis in the foreseeable future. We believe that our current cash and cash equivalents balance, combined with available borrowing under the Credit Facility, will be sufficient to fund our operations in the ordinary course of business for at least the next twelve months from the date of this filing. We have not entered into any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events that affect amounts reported in our condensed consolidated financial statements and related notes, as well as the related disclosure of contingent assets and liabilities at the date of the financial statements. Management evaluates its accounting policies, estimates and judgments on an on-going basis. Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions and conditions.

Our critical accounting estimates reflecting management’s estimates and judgments are described in our Annual Report on Form 10-K for the year ended December 31, 2022. We have reviewed recently adopted accounting pronouncements and determined that the adoption of such pronouncements is not expected to have a material impact, if any, on our condensed consolidated financial statements. Accordingly, there have been no material changes to critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by Item 305 of Regulation S-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2023. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to enable timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms promulgated by the SEC. Our management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and there is no assurance that our disclosure controls and procedures will operate effectively under all circumstances. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2023, our disclosure controls and procedures were not effective at the reasonable assurance level due to the following material weakness in internal control over financial reporting.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

During the preparation of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, management identified a material weakness in internal control over financial reporting relating to information technology general controls (“ITGCs”) in the areas of user access and change-management over certain information technology (“IT”) systems that support the Company’s financial reporting processes. In addition, the Company’s business process automated and manual controls that are dependent on the affected ITGCs were also deemed ineffective because they could have been adversely impacted. Although this material weakness did not result in any identified misstatements to the financial statements and there were no changes to previously released financial results, this material weakness could have resulted in a material misstatement to the Company's annual or interim condensed consolidated financial statements that would not be prevented or detected on a timely basis.

Remediation of Material Weakness in Internal Control Over Financial Reporting

In order to remediate the material weakness relating to ITGCs, management is taking remediation actions including: (i) developing and enhancing IT compliance oversight capabilities with specific focus over identification and execution of appropriate ITGCs; (ii) developing a training program addressing ITGCs and policies, including educating control owners concerning the principles and requirements of each control, with a focus on those related to user access and change management over IT systems impacting financial reporting; (iii) developing and maintaining documentation of underlying ITGCs to promote knowledge transfer upon personnel and function changes; and (iv) implementing an IT management review and testing plan to monitor ITGCs with a specific focus on systems supporting our financial reporting processes. Management has also hired additional staff to oversee the implementation and testing of these remediation actions. To further remediate the existing material weakness identified herein, the management team, including the Chief Executive Officer and Chief Financial Officer, have reaffirmed and re-emphasized the importance of internal controls, control consciousness and a strong control environment. We are committed to maintaining a strong control environment and believe that these remediation efforts represent continued improvement in our control environment. We also expect to continue to review, optimize and enhance our financial reporting controls and procedures. A material weakness will not be considered remediated until the applicable remediated control operates for a sufficient period of time and management has concluded, through testing, that this enhanced control is operating effectively.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2023, we completed the acquisition of Broadbean. Prior to the acquisition, Broadbean was a privately-held company and was not subject to the Sarbanes-Oxley Act of 2002, the rules and regulations of the SEC, or other corporate governance requirements applicable to public reporting companies. As part of our ongoing integration activities, we are continuing to incorporate our controls and procedures into Broadbean and to augment our company-wide controls to reflect the risks that may be inherent in acquisitions of privately-held companies.

Other than our integration of the Broadbean business and the remediation efforts described above, there have been no changes in our internal control over financial reporting during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

2.1

Securities and Asset Purchase Agreement, dated as of May 27, 2023, by and among Veritone, Inc., Veritone UK Ltd., CareerBuilder, LLC, CareerBuilder International Holding B.V. and CareerBuilder France Holding, LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on May 31, 2023).

3.1	Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 23, 2017).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on May 23, 2017).

10.1*	Veritone, Inc. 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 14, 2023).

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1+	Certifications pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, has been formatted in Inline XBRL.

* Indicates a management contract or compensatory plan or arrangement.

† The exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K under the Securities Act. The Company agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon request.

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

Veritone, Inc.

August 9, 2023	By:	/s/ Michael L. Zemetra
Michael L. Zemetra
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)