Form 10-Q
period 2023-09-30
Veritone, Inc.
filed 2023-11-14
CIK 1615165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 10, 2023, 37,052,309 shares of the registrant’s common stock were outstanding.

VERITONE, INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2023

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
▪
our ability to close on our Term Loan (as defined in Note 13) and our ability to obtain any additional capital to support our business growth, and the availability of such capital on acceptable terms, if at all;
▪
our reliance upon a limited number of key customers for a significant portion of our revenue, including declines in key customers’ usage of our products and other offerings;
▪
our ability to realize the intended benefits of our acquisitions and divestitures, including our ability to successfully integrate our recent acquisition of Broadbean (as defined in Note 3);
▪
our identification of existing material weaknesses in our internal control over financial reporting;
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
▪
the impact of the continuing economic disruption caused by macroeconomic and geopolitical factors, including the COVID-19 pandemic, the Russia-Ukraine conflict and related sanctions, the war in Israel, financial instability, inflation rates and the responses by central banking authorities to control inflation, monetary supply shifts and the threat of recession in the United States and around the world on our business operations and those of our existing and potential customers; and
▪
any additional factors discussed in Item 1A (Risk Factors) of Part I of our Annual Report on Form 10-K for the year ended December 31, 2022 and our other filings with the Securities and Exchange Commission (“SEC”), including this Quarterly Report on Form 10-Q and our future SEC filings.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VERITONE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share and share data)

(Unaudited)

	As of
	September 30, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$72,070	$184,423
Accounts receivable, net	49,691	56,001
Expenditures billable to clients	24,447	22,339
Prepaid expenses and other current assets	15,179	15,242
Total current assets	161,387	278,005
Property, equipment and improvements, net	11,595	5,291
Intangible assets, net	89,397	79,664
Goodwill	78,388	46,498
Long-term restricted cash	869	859
Other assets	17,787	14,435
Total assets	$359,423	$424,752
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$40,512	$36,738
Accrued media payments	84,346	102,064
Client advances	14,867	16,442
Deferred revenue	11,821	2,600
Contingent consideration, current	500	8,067
Other accrued liabilities	34,197	27,412
Total current liabilities	186,243	193,323
Convertible senior notes, non-current	138,416	137,767
Contingent consideration, non-current	317	—
Other non-current liabilities	15,744	13,811
Total liabilities	340,720	344,901
Commitments and contingencies (Note 9)
Stockholders' equity
Common stock, par value $0.001 per share; 75,000,000 shares authorized; 37,082,144 and 36,321,222 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	37	36
Additional paid-in capital	460,827	451,162
Accumulated deficit	(442,071)	(371,271)
Accumulated other comprehensive loss	(90)	(76)
Total stockholders' equity	18,703	79,851
Total liabilities and stockholders' equity	$359,423	$424,752

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(in thousands, except per share and share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$35,133	$37,196	$93,363	$105,838
Operating expenses:
Cost of revenue	7,187	7,097	21,761	20,725
Sales and marketing	12,892	13,920	38,706	37,565
Research and development	10,410	11,784	32,456	32,735
General and administrative	21,082	2,502	57,504	27,127
Amortization	6,624	5,504	17,767	15,730
Total operating expenses	58,195	40,807	168,194	133,882
Loss from operations	(23,062)	(3,611)	(74,831)	(28,044)
Other income (expense), net	(2,456)	(1,249)	1,409	(3,666)
Loss before provision for income taxes	(25,518)	(4,860)	(73,422)	(31,710)
(Benefit from) provision for income taxes	(977)	26	(2,622)	(1,442)
Net loss	$(24,541)	$(4,886)	$(70,800)	$(30,268)
Net loss per share:
Basic and diluted	$(0.66)	$(0.13)	$(1.92)	$(0.84)
Weighted average shares outstanding:
Basic and diluted	36,991,650	36,202,496	36,810,878	35,924,413
Comprehensive loss:
Net loss	$(24,541)	$(4,886)	$(70,800)	$(30,268)
Foreign currency translation (loss) gain, net of income taxes	1,749	66	(14)	642
Total comprehensive loss	$(22,792)	$(4,820)	$(70,814)	$(29,626)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(Unaudited)

	Three Months Ended September 30, 2023
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance as of June 30, 2023	36,889,862	$37	$458,385	$(417,530)	$(1,839)	$39,053
Common stock issued under employee stock plans	222,927	—	420	—	—	420
Common stock withheld for employee taxes	(30,645)	—	(85)	—	—	(85)
Stock-based compensation expense	—	—	2,107	—	—	2,107
Net loss	—	—	—	(24,541)	—	(24,541)
Other comprehensive loss	—	—	—	—	1,749	1,749
Balance as of September 30, 2023	37,082,144	$37	$460,827	$(442,071)	$(90)	$18,703

	Nine Months Ended September 30, 2023
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance as of December 31, 2022	36,321,222	$36	$451,162	$(371,271)	$(76)	$79,851
Common stock issued under employee stock plans	816,690	1	1,062	—	—	1,063
Common stock withheld for employee taxes	(191,568)	—	(1,088)	—	—	(1,088)
Common stock issued as part of contingent consideration	135,800	—	756	—	—	756
Stock-based compensation expense	—	—	8,935	—	—	8,935
Net loss	—	—	—	(70,800)	—	(70,800)
Other comprehensive loss	—	—	—	—	(14)	(14)
Balance as of September 30, 2023	37,082,144	$37	$460,827	$(442,071)	$(90)	$18,703

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Three Months Ended September 30, 2022
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
Balance as of June 30, 2022	36,128,363	$36	$440,809	$(371,096)	$472	$70,221
Common stock issued under employee stock plans	226,577	—	417	—	—	417
Common stock withheld for employee taxes	(32,475)	—	(217)	—	—	(217)
Stock-based compensation expense	—	—	5,172	—	—	5,172
Net loss	—	—	—	(4,886)	—	(4,886)
Other comprehensive gain	—	—	—	—	66	66
Balance as of September 30, 2022	36,322,465	$36	$446,181	$(375,982)	$538	$70,773

	Nine Months Ended September 30, 2022
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	(Loss) Income	Total
Balance as of December 31, 2021	34,972,256	$35	$431,606	$(345,037)	$(104)	$86,500
Cumulative-effect of accounting change adopted as of January 1, 2022	—	—	—	(677)	—	(677)
Common stock issued under employee stock plans, net	1,378,922	1	1,198	—	—	1,199
Common stock withheld for employee taxes	(497,593)	—	(9,726)	—	—	(9,726)
Common stock issued for acquisition	116,550	—	1,929	—	—	1,929
Common stock issued as part of contingent consideration	352,330	—	6,440	—	—	6,440
Stock-based compensation expense	—	—	14,734	—	—	14,734
Net loss	—	—	—	(30,268)	—	(30,268)
Other comprehensive gain	—	—	—	—	642	642
Balance as of September 30, 2022	36,322,465	$36	$446,181	$(375,982)	$538	$70,773

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(70,800)	$(30,268)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	20,154	16,494
Provision for credit losses	168	(113)
Stock-based compensation expense	8,646	14,734
Gain on sale of energy group	(2,572)	—
Change in fair value of contingent consideration	1,468	(23,076)
Change in deferred taxes	(2,858)	(2,078)
Amortization of debt issuance costs	649	902
Amortization of right-of-use assets	1,127	632
Imputed non-cash interest (income) expense	(108)	176
Changes in assets and liabilities:
Accounts receivable	14,052	370
Expenditures billable to clients	(2,108)	3,395
Prepaid expenses and other assets	1,224	(4,290)
Other assets	(1,300)	(4,568)
Accounts payable	2,405	(15,298)
Deferred revenue	(913)	895
Accrued media payments	(17,718)	20,136
Client advances	(1,567)	2,240
Other accrued liabilities	4,714	(3,177)
Other liabilities	(2,774)	(1,736)
Net cash used in operating activities	(48,111)	(24,630)
Cash flows from investing activities:
Minority investment	—	(2,750)
Proceeds from divestiture	504	—
Capital expenditures	(4,054)	(3,777)
Acquisitions, net of cash acquired	(50,195)	(4,589)
Net cash used in investing activities	(53,745)	(11,116)
Cash flows from financing activities:
Payment of contingent consideration	(7,772)	(14,376)
Taxes paid related to net share settlement of equity awards	(1,088)	(9,726)
Proceeds from issuances of stock under employee stock plans, net	1,063	1,199
Settlement of deferred consideration for acquisitions	(2,690)	—
Net cash used in financing activities	(10,487)	(22,903)
Net decrease in cash and cash equivalents and restricted cash	(112,343)	(58,649)
Cash and cash equivalents and restricted cash, beginning of period	185,282	255,577
Cash and cash equivalents and restricted cash, end of period	$72,939	$196,928
Supplemental Disclosure of Cash Flow Information
Non-cash investing and financing activities:
Fair value of shares issued for acquisition of businesses and earn-out consideration	756	8,369
Stock-based compensation capitalized for software development	289	155
Lease liabilities arising from right-of-use assets	1,436	4,501
Fair value of shares received for consideration of energy group sale	2,021	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITONE, INC.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except share and per share data and percentages)

(Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS

Veritone, Inc., a Delaware corporation (“Veritone,” and together with its subsidiaries, collectively, the “Company”), is a provider of artificial intelligence (“AI”) computing solutions. The Company’s proprietary AI operating system, aiWARETM, uses machine learning algorithms, or AI models, together with a suite of powerful applications, to reveal valuable insights from vast amounts of structured and unstructured data. The aiWARE platform offers capabilities that mimic human cognitive functions such as perception, prediction and problem solving, enabling users to quickly, efficiently and cost effectively transform unstructured data into structured data, and analyze and optimize data to drive business processes and insights. aiWARE is based on an open architecture that enables new AI models, applications and workflows to be added quickly and efficiently, resulting in a scalable and evolving solution that can be leveraged by organizations across a broad range of business sectors, serving commercial enterprises as well as government and regulated industries.

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

NOTE 2. PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial statements and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. Such unaudited condensed consolidated financial statements and accompanying notes are based on the representations of the Company’s management, who is responsible for their integrity and objectivity. The information included in this Form 10-Q should be read in conjunction with the information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 16, 2023. Interim results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results the Company will have for the full year ending December 31, 2023.

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

Correction of Immaterial Error

During the third quarter of 2023, the Company recorded out of period adjustments related to prior periods associated with consolidation of foreign currency balances in its historical financial statements. The cumulative effect of the error generated during 2022 and during the six months ended June 30, 2023 was corrected during the three months ended September 30, 2023, resulting in a decrease in other income, net of $2,443, an increase in benefit from provision for income taxes of $257, and an increase in foreign currency translation loss, net of income taxes of $2,187. The Company evaluated the aggregate effects of the errors to its previously issued financial statements in accordance with SEC Staff Accounting Bulletins No. 99 and No. 108 and, based upon quantitative and qualitative factors, determined that the errors were not material to the previously issued financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2022 or for any quarterly periods included therein. Additionally, the Company determined that the errors were not material for the previously issued financial statements for the interim periods for which financial statements were filed during 2023.

Liquidity and Capital Resources

These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles assuming the Company will continue as a going concern. During the years ended December 31, 2022 and 2021, the Company generated cash flows from operations of $3,737 and $7,234, respectively, and incurred net losses of $25,557 and $64,672, respectively. As of September 30, 2023, the Company had an accumulated deficit of $442,071. Historically, the Company has satisfied its capital needs with the net proceeds from sales of equity securities, issuances of convertible debt, and the exercise of common stock options and warrants. In August 2023, the Company entered into the Credit Facility (see Note 4), pursuant to which the Company may borrow up to $30,000. As of September 30, 2023, the Company had not drawn any amounts under the Credit Facility. If the Company needs to raise additional capital in order to continue to execute its business plan, there is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to the Company.

During the nine months ended September 30, 2023, the Company used cash in operations of $48,111, driven principally by the timing of payments for advertising customers and by the Company’s net loss of $70,800, and the Company used cash in investing activities of $53,745, driven principally by its acquisition of Broadbean (see Note 3), and used cash in financing activities of $10,487, driven principally by the settlement of contingent and deferred consideration for its 2022 and 2021 acquisitions. As of September 30, 2023, the Company had cash and cash equivalents of $72,070, including $58,002 of cash received from advertising customers for future payments to vendors. Absent any other action, management determined that the Company would require additional liquidity to continue its operations over the next twelve months. The Company’s management projects that the Company’s ability to borrow up to $30,000 on its Credit Facility, subject to the lender’s approval of qualifying domestic receivables, or the availability of proceeds from the Company’s Term Loan (see Note 13), if consummated, when combined with the Company’s cash and cash equivalents, will allow the Company to meet its anticipated cash requirements for the next twelve months.

Use of Accounting Estimates

The preparation of the accompanying condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the accompanying condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The principal estimates relate to the accounting recognition and presentation of revenue, allowance for credit losses, purchase accounting, impairment of long-lived assets, the valuation of contingent consideration, the valuation of non-cash consideration received in certain transactions including barter transactions and the evaluation of its realizability, and the valuation of stock awards and stock warrants and income taxes, where applicable.

There has been uncertainty and disruption in the global economy and financial markets due to factors including the COVID-19 pandemic, the wars in Ukraine and Israel, the global inflationary environment and rising interest rates. The war in Israel has also adversely impacted the Company’s business operations because the Company has an office and personnel based in Tel Aviv, Israel. The Company is not aware of any specific event or circumstance that would require an update to its estimates or assumptions or a revision of the carrying value of its assets or liabilities as of the date of filing of this Quarterly Report on Form 10-Q.

These estimates and assumptions may change as new events occur and additional information is obtained. As a result, actual results could differ materially from these estimates and assumptions.

Significant Customers

No individual customer accounted for 10% or more of the Company’s revenue for the three months ended September 30, 2023 and one individual customer accounted for 10% or more of the Company’s revenue for the three months ended September 30, 2022. One individual customer accounted for 10% or more of the Company’s revenue for the nine months ended September 30, 2023 and 2022. One individual customer accounted for 10% or more of the Company’s accounts receivable as of September 30, 2023 and one individual customer accounted for 10% or more of the Company’s accounts receivable as of December 31, 2022.

Contract Balances

Contract liabilities are recorded as deferred revenue when customer payments are received in advance of the Company meeting all the revenue recognition criteria. Deferred revenue includes prepaid subscription and revenue with performance obligations yet to be satisfied. The Company recognized $2,081 of revenue during the nine months ended September 30, 2023 that was included in the deferred revenue balance as of December 31, 2022.

Remaining Performance Obligations

As of September 30, 2023, the aggregate amount of the transaction prices under the Company’s contracts allocated to the Company’s remaining performance obligations was $27,595, approximately 57% of which the Company expects to recognize as revenue over the next twelve months, and the remainder thereafter. This aggregate amount excludes amounts allocated to remaining performance obligations under contracts that have an original duration of one year or less and variable consideration that is allocated to remaining performance obligations. Excluded based on this policy are balances related to hiring solutions representing gross purchase orders to be satisfied in less than one year. Revenues will be recognized net of costs to fulfill these orders.

Segment Information

The Company operates as one reportable segment. The Company reports segment information based on the internal reporting used by the chief operating decision maker for making decisions and assessing performance as the source of the Company’s reportable segments.

Seasonality

The Company experiences seasonal fluctuations in its revenue and operating performance as a result of the utilization of its platform and associated revenues from its Software Products & Services. In particular, hiring solutions revenues have historically been higher in the second half of each fiscal year, consistent with the hiring cycles of the Company’s larger customers. The Company also experiences seasonality as a result of factors such as the timing of large projects, the length and complexity of sales cycles, trends impacting the Company’s target vertical markets and the Company’s revenue recognition policies and any changes to those policies. Within a given quarter, a higher proportion of the Company’s agreements are signed toward the end of such quarter. Although these seasonal factors are common in the technology industry, historical patterns should not be considered a reliable indicator of our future sales activity or performance.

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

NOTE 3. BUSINESS COMBINATIONS AND DIVESTITURE

Broadbean Acquisition

On June 13, 2023, the Company acquired Broadbean, a global leader of talent acquisition software-as-a-service technology, pursuant to a securities and asset purchase agreement whereby the Company acquired (i) 100% of the issued and outstanding share capital of (a) Broadbean Technology Pty Ltd I 116 011 959 / ABN 79 116 011 959, a limited company incorporated under the laws of Australia (“Broadbean Australia”), (b) Broadbean Technology Limited, a limited company incorporated under the laws of England and Wales (“Broadbean UK”), (c) Broadbean, Inc., a Delaware corporation (“Broadbean Inc.”) and (d) CareerBuilder France S.A.R.L., a limited liability company organized (société à responsabilité limitée) under the laws of France, and (ii) certain assets and liabilities related thereto (the foregoing clauses (i) and (ii) together, “Broadbean”). The acquisition is intended to strengthen Veritone’s AI-driven human resources product suite, building on the Company’s previous acquisition of PandoLogic.

The total purchase consideration was $53,224 (the “Broadbean Acquisition Consideration”), which consisted of cash payments of $53,224 at closing. The Company incurred $4,214 in acquisition-related expenses and has recorded them in general and administrative expenses in the condensed consolidated statement of operations and comprehensive loss. The Broadbean Acquisition Consideration is preliminary and subject to net working capital adjustments, deferred tax assets and liabilities adjustments, and income taxes payable adjustments that the Company expects to finalize and settle in the measurement period. The final settlement amount may vary materially as amounts are finalized and ultimately agreed to by the parties.

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

**The excess of the total consideration over the tangible assets, identifiable intangible assets, and assumed liabilities is recorded as goodwill. Goodwill is primarily attributable to opportunities to cross-sell into our Commercial Enterprise customer base and to the assembled workforce.

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

Unaudited Pro Forma Results

The unaudited pro forma financial information in the table below summarizes the combined results of operations for the Company and Broadbean as if the companies were combined for the three and nine month periods ended September 30, 2023 and September 30, 2022, respectively. The unaudited pro forma financial information for all periods presented included the business combination accounting effects resulting from this acquisition, including adjustments to reflect recognition of intangible asset amortization. The unaudited pro forma financial information as presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of January 1, 2022 or the results that may occur in the future.

The Company recognized $10,456 in revenue and $1,992 of net income related to Broadbean since the acquisition date of June 13, 2023 through September 30, 2023 in the condensed consolidated statement of operations and comprehensive loss.

The unaudited pro forma financial information was as follows:

Nine Months Ended September 30,
2023
Net revenue	$108,426
Loss before provision for income taxes	(71,886)
Net loss	(68,643)

	Three months ended September 30,	Nine Months Ended September 30,
	2022	2022
Net revenue	$44,986	$130,051
Loss before provision for income taxes	(2,059)	(23,338)
Net loss	(3,722)	(26,739)

VSL Acquisition

On August 11, 2022, the Company acquired certain assets of VSL, a U.K.-based company focused on AI-powered video analytics and surveillance software solutions, pursuant to an asset purchase agreement.

The total purchase consideration was $1,952 (the “VSL Acquisition Consideration”), which consisted of cash payments of $1,700 at closing and deferred cash payments to be made during the three months ended March 31, 2024, totaling $300, which deferred payments were estimated to have a fair value of $252 as of the acquisition date. The Company incurred $272 in acquisition-related expenses and has recorded them in general and administrative expenses in the condensed consolidated statement of operations and comprehensive loss.

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

The total purchase consideration was $3,384 (the “VocaliD Acquisition Consideration”), which consisted of cash payments of $1,609 at closing and deferred cash payments to be made in 2023 totaling $2,000, which deferred payments were estimated to have a fair value of $1,785 as of the acquisition date, and a net working capital adjustment reducing the purchase price by $10. The Company incurred $200 in acquisition-related expenses and has recorded them in general and administrative expenses in the condensed consolidated statement of operations and comprehensive loss during the nine months ended September 30, 2022.

The Company paid the first of two deferred cash payments of $1,000 during the nine months ended September 30, 2023.

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

The total purchase consideration was $5,881 (the “March 2022 Acquisition Consideration”), which consisted of a cash payment of $1,500 at closing, $1,929 for the fair value of the Company’s 116,550 shares of common stock, and deferred cash payments to be made in 2023 and 2024 totaling $3,000, which deferred payments were estimated to have a fair value of $2,707 on the acquisition date. The total purchase price was decreased by $976 for the settlement of a preexisting receivable and increased by $684 to adjust for the cash on hand at the time of the transaction closing and a net working capital adjustment of $37. In addition, the seller may receive up to $4,500 in contingent earnout consideration based on achieving certain milestones tied to the entity’s financial performance in fiscal 2022 and 2023, which amount will be paid in cash (the “March 2022 Acquisition Earnout”). The fair value of the March 2022 Acquisition Earnout was estimated to be $3,015 as of March 1, 2022, all of which was deemed to be compensation to the seller which will be recognized as compensation expense over the earnout period in the general and administrative expenses on the condensed consolidated statement of operations and comprehensive loss.

In July 2023, the Company entered into an amendment to the March 2022 Acquisition securities purchase agreement (the “March 2022 Acquisition Amendment”). The March 2022 Acquisition Amendment provides that the March 2022 Acquisition Earnout amount was reduced to $3,500 (the “March 2022 Acquisition Earn-Out Amount”) and the payment is now tied to the employment status of the seller through December 31, 2025, irrespective of the actual financial performance of the acquired company. Expense associated with this expected payment will be accrued ratably over the service period. In exchange for the March 2022 Acquisition Earn-Out Amount, the March 2022 Acquisition Amendment further provides that certain restrictive operational covenants and obligations of the Company terminated immediately as of the date of the March 2022 Acquisition Amendment.

The Company incurred $270 in acquisition-related expenses and has recorded them in general and administrative expenses in the condensed consolidated statement of operations and comprehensive loss during the nine months ended September 30, 2022.

The Company paid the first of two deferred cash payments of $1,500 during the nine months ended September 30, 2023.

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

Energy Group Divestiture

On June 30, 2023, the Company completed the sale of its energy group (the “Energy Divestiture”) to GridBeyond Limited, an Ireland-based privately held company (“GridBeyond”) that delivers AI-powered energy solutions, pursuant to an asset purchase agreement. The Company received 4,160,644 shares of Series B Preference Shares in GridBeyond valued at approximately $2,021 as well as $549 to be paid in cash of which $504 was paid during the three months ended September 30, 2023. The Energy Divestiture resulted in a pre-tax gain of $2,572 for the nine months ended September 30, 2023. The Energy Divestiture does not meet the criteria of discontinued operations because the disposal does not have a major effect on the Company’s operations and financial results.
NOTE 4. DEBT

Convertible Senior Notes

In November 2021, the Company issued, at par value, $201,250 aggregate principal amount of 1.75% convertible senior notes due 2026 (the “Convertible Notes”). The issuance included the full exercise of an option granted by the Company to the initial purchasers of the Convertible Notes to purchase an additional $26,250 aggregate principal amount of Convertible Notes. The Convertible Notes were issued pursuant to and are subject to the terms and conditions of an indenture, which is referred to as the Indenture, between the Company and U.S. Bank National Association, as trustee. The Convertible Notes were offered and sold in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. In December 2022, the Company repurchased $60,000 aggregate principal amount of the Convertible Notes at approximately 65% of par (the “Repurchase Transaction”). The Company has $141,250 in aggregate principal amount of the Convertible Notes outstanding as of September 30, 2023.

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

The net proceeds from the issuance of the Convertible Notes were approximately $194,945, after deducting debt issuance costs. The total debt issuance costs incurred and recorded by the Company amounted to $6,304, which were recorded as a reduction to the face amount of the Convertible Notes and are being amortized to interest expense using the effective interest method over the contractual term of the Convertible Notes. The Convertible Notes are recorded as a liability within convertible senior notes, non-current.

For the three and nine months ended September 30, 2023, interest expense related to the Convertible Notes and amortization of the issuance costs was $836 and $2,503, respectively. For the three and nine months ended September 30, 2022, interest expense related to the Convertible Notes and amortization of the issuance costs was $1,183 and $3,544, respectively. The effective annual interest rate for the three and nine months ended September 30, 2023 and the three and nine months ended September 30, 2022 was approximately 2.42%. As of September 30, 2023, the if-converted value of the Convertible Notes did not exceed the outstanding principal amount. As of September 30, 2023, the total estimated fair value of the Convertible Notes was $50,638, which was determined based on a market approach using actual bids and offers of the Convertible Notes in an over-the-counter market during the period. The Company considers these assumptions to be Level 2 inputs in accordance with the fair value hierarchy described in Note 6.

Capped Calls

In connection with the pricing of the Convertible Notes, with the full exercise by the initial purchasers of their option to purchase additional Convertible Notes in November 2021, the Company used approximately $18,616 of the net proceeds from the issuance of the Convertible Notes to enter into privately negotiated capped call transactions, which are referred to as the capped calls, with various financial institutions.

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

In connection with the Repurchase Transaction, the Company entered into transactions in December 2022 to unwind a portion of the capped calls. As a result, the Company received $276 in net proceeds from the unwinding of the capped calls.

Credit Facility

In August 2023, the Company entered into a three year credit agreement with Alterna Capital Solutions, LLC (“ACS”) pursuant to which the Company may borrow up to $30,000 (the “Credit Facility”). Loans under the Credit Facility are secured by certain domestic receivables and other assets as determined by ACS. The Credit Facility bears interest at the greater of Prime rate plus 1% or 9.5%, and minimum annual interest of $250 if no funds are drawn under the Credit Facility in a given year. ACS will be a senior secured creditor. As of September 30, 2023, the Company had not drawn any funds under the Credit Facility.

NOTE 5. NET LOSS PER SHARE

The following table presents the computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator
Net loss	$(24,541)	$(4,886)	$(70,800)	$(30,268)
Denominator
Weighted-average common shares outstanding	36,991,650	36,202,496	36,810,878	35,924,413
Less: Weighted-average shares subject to repurchase	—	—	—	—
Denominator for basic and diluted net loss per share attributable to common stockholders	36,991,650	36,202,496	36,810,878	35,924,413
Basic and diluted net loss per share	$(0.66)	$(0.13)	$(1.92)	$(0.84)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Common stock options, restricted stock units and performance stock units	11,058,562	10,635,480	10,909,888	10,484,633
Warrants to purchase common stock	496,612	496,612	496,612	496,612
Common stock issuable in connection with convertible senior notes	3,842,961	5,475,369	3,842,961	5,475,369
	15,398,135	16,607,461	15,249,461	16,456,614

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

Cash and Cash Equivalents

The Company’s money market funds are categorized as Level 1 within the fair value hierarchy. As of September 30, 2023, the Company’s cash and cash equivalents were as follows:

		Gross		Cash and
		Unrealized	Fair	Cash
	Cost	Losses	Value	Equivalents
Cash	$72,070	$—	$72,070	$72,070
Total	$72,070	$—	$72,070	$72,070

As of December 31, 2022, the Company’s cash and cash equivalents balances were as follows:

		Gross		Cash and
		Unrealized	Fair	Cash
	Cost	Losses	Value	Equivalents
Cash	$183,381	$—	$183,381	$183,381
Level 1:
Money market funds	1,042	—	1,042	1,042
Total	$184,423	$—	$184,423	$184,423

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

All of the Company’s contingent consideration liabilities are categorized as Level 3 within the fair value hierarchy, except when the amount of the payout is determined to be fixed. Contingent consideration for the PandoLogic acquisition was valued at the time of acquisition using Monte Carlo simulation models. These models incorporate contractual terms and assumptions regarding financial forecasts for PandoLogic, discount rates, and volatility of forecasted revenue. The value of the Company’s contingent consideration would increase if a lower discount rate was used and would decrease if a higher discount rate was used. Similarly, a higher revenue volatility assumption would increase the value of the contingent consideration, and a lower revenue volatility assumption would decrease the value of the contingent consideration. Contingent consideration for the March 2022 Acquisition was valued at the time of acquisition using a simple probability of achievement model, with the probability of achievement based on management’s forecasted outcomes for 2022 and 2023 fiscal year results for the acquired entity. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management with the assistance of a third-party valuation specialist when deemed necessary.

In September 2022, the Company and PandoLogic entered into an amendment to the PandoLogic Merger Agreement. This amendment provides that the 2022 PandoLogic Earnout would be no less than $10,825, irrespective of the actual financial performance of PandoLogic for the 2022 PandoLogic Earnout period. All of the 2022 PandoLogic Earnout was paid during the nine months ended September 30, 2023 in a combination of cash consideration and stock consideration, with the number of shares paid equal to that stock consideration portion of the earnout amount divided by a price per share of $20.53 in accordance with the terms of the PandoLogic Merger Agreement.

On March 1, 2022, the Company completed the March 2022 Acquisition, in which it acquired 100% of an influencer-based management company. As part of the consideration, the seller may receive the March 2022 Acquisition Earnout of up to $4,500 in cash. In July 2023, the Company entered into the March 2022 Acquisition Amendment. The March 2022 Acquisition Amendment provides that the March 2022 Acquisition Earnout was reduced to $3,500 and payment of the March 2022 Acquisition Earn-Out Amount is now tied to employment status of the seller through December 31, 2025, irrespective of the actual financial performance of the acquired company. As the amount became fixed under the March 2022 Acquisition Amendment, the Company determined that the March 2022 Acquisition Earn-Out Amount should no longer be categorized as Level 3 within the fair value hierarchy at the time of the amendment.

As of September 30, 2023, the Company’s contingent consideration liabilities current and non-current balances classified as Level 3 were as follows:

	Fair Value as of	Changes in	Amount Paid	Fair Value as of
	January 1, 2023	Fair Value	To Date	September 30, 2023
Level 3:
Contingent consideration, current	$8,067	$651	$(8,718)	$—
Total	$8,067	$651	$(8,718)	$—

As of December 31, 2022, the Company’s contingent consideration liabilities current and non-current balances classified as Level 3 were as follows:

	Fair Value as of	Changes in	Amount Paid	Reclass from Non-current to	Fair Value as of
	January 1, 2022	Fair Value	To Date	Current	December 31, 2022
Level 3:
Contingent consideration, current	$20,053	$(22,703)	$(20,816)	$31,533	$8,067
Contingent consideration, non-current	31,533	—	—	(31,533)	—
Total	$51,586	$(22,703)	$(20,816)	$—	$8,067

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

Investments

The Company holds a strategic investment in a technology company that was determined to not have a readily determinable fair value. This investment is carried at cost of $2,750 on the Company’s condensed consolidated balance sheet within other assets as of September 30, 2023 and December 31, 2022 and is categorized as Level 2 within the fair value hierarchy. As part of the Energy Divestiture, the Company acquired a strategic investment in GridBeyond that was determined not to have a readily determinable fair value. This investment is carried at a cost equal to its initial estimated fair value of $2,021 on the Company’s condensed consolidated balance sheet within other assets as of September 30, 2023, with that initial estimated fair value based on third party valuation at the time of this transaction and is categorized as Level 3 within the fair value hierarchy.

Because these investments do not have readily determinable fair values, the Company has elected to measure these investment under ASC 321, Investments – Equity Securities, at cost minus impairments, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments. No impairment was recorded for the three and nine months ended September 30, 2023. The Company re-measures its investments if there is an observable transaction in a class of security similar to the Company’s investments and there were no such re-measurements for the three and nine months ended September 30, 2023.

NOTE 7. GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

The carrying amount of goodwill was $78,388 as of September 30, 2023 and $46,498 as of December 31, 2022.

Goodwill
Balance at December 31, 2022	$46,498
Broadbean acquisition	$31,947
Foreign currency translation/other	(57)
Balance at September 30, 2023	$78,388

Intangible Assets

The following table sets forth the Company’s finite-lived intangible assets resulting from business acquisitions and other purchases, which continue to be amortized:

		September 30, 2023			December 31, 2022
	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Software and technology	0.0	$3,582	$(3,582)	$—	$3,582	$(3,582)	$—
Licensed technology	0.0	500	(500)	—	500	(500)	—
Developed technology	1.9	44,100	(22,352)	21,748	33,800	(15,512)	18,288
Customer and supplier relationships	4.2	99,000	(32,703)	66,297	81,800	(22,091)	59,709
Noncompete agreements	0.0	800	(800)	—	800	(800)	—
Trademarks and trade names	3.3	2,300	(948)	1,352	2,300	(633)	1,667
Total	3.4	$150,282	$(60,885)	$89,397	$122,782	$(43,118)	$79,664

The following table presents future amortization of the Company’s finite-lived intangible assets as of September 30, 2023:

2023 (three months)	$5,937
2024	23,972
2025	21,522
2026	16,589
2027	13,527
Thereafter	7,850
Total	$89,397

Impairment Assessment

During the three months ended September 30, 2023, the Company experienced multiple adverse financial trends. As a result, the Company determined that an indicator of impairment was present and performed a quantitative goodwill impairment assessment as of September 30, 2023 using a market approach, which estimates fair value based on the Company’s market capitalization and an estimate of a reasonable range of values of a control premium. The Company determined that goodwill was not impaired, as the estimated fair value of the Company’s reporting units exceeded their carrying values. Additionally, as of September 30, 2023, the Company performed a quantitative analysis of the recoverability of each of the Company’s asset groups. The result of the analyses was that the assets were not impaired, as the expected cash flows exceeded the carrying value for each asset group.

NOTE 8. CONSOLIDATED FINANCIAL STATEMENTS DETAILS

Consolidated Balance Sheets Details

Cash and cash equivalents

As of September 30, 2023 and December 31, 2022, the Company had cash and cash equivalents of $72,070 and $184,423, respectively, including $58,002 and $93,118, respectively, of cash received from advertising customers for future payments to vendors.

Accounts Receivable, Net and Allowance for Credit Losses

Accounts receivable consisted of the following:

	As of
	September 30, 2023	December 31, 2022
Accounts receivable — Managed Services(1)	$19,769	$27,670
Accounts receivable — Software Products & Services(2)	22,586	26,969
Accounts receivable — Other	8,544	2,181
	50,899	56,820
Less: allowance for expected credit losses	(1,208)	(819)
Accounts receivable, net	$49,691	$56,001

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

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	As of
	September 30, 2023	December 31, 2022
Prepaid assets	$6,543	$5,465
Other receivables	1,348	1,631
Other current assets	7,288	8,146
Prepaid expenses and other current assets	$15,179	$15,242

Property, Equipment and Improvements, Net

Property, equipment and improvements, net consisted of the following:

	As of
	September 30, 2023	December 31, 2022
Property and equipment	$27,309	$8,532
Leasehold improvements	1,593	250
	28,902	8,782
Less: accumulated depreciation	(17,307)	(3,491)
Property, equipment and improvements, net	$11,595	$5,291

Depreciation expense was $1,233 and $2,386 for the three and nine months ended September 30, 2023, respectively. Depreciation expense was $320 and $764 for the three and nine months ended September 30, 2022, respectively. Of the $27,309 in property and equipment as of September 30, 2023, $19,091 consisted of internal use software development costs placed in service and $2,127 consisted of work in progress not yet placed in service for internal use software development costs. Depreciation of internal use software development costs was $520 and $1,144 for the three and nine months ended September 30, 2023, respectively. Depreciation of internal use software development costs was $95 and $175 for the three and nine months ended September 30, 2022, respectively.

Accounts Payable

Accounts payable consisted of the following:

	As of
	September 30, 2023	December 31, 2022
Accounts payable — Managed Services(1)	$22,413	$17,972
Accounts payable — Other	18,099	18,766
Accounts payable	$40,512	$36,738

(1)
Accounts payable – Managed Services reflects the amounts due to media vendors for advertisements placed on behalf of the Company’s advertising clients.

Other Accrued Liabilities

Other accrued liabilities consisted of the following:

	As of
	September 30, 2023	December 31, 2022
Accrued compensation	$4,409	$4,882
Taxes payable	7,353	$4,774
Current portion of operating lease liabilities	2,494	2,112
Accrued trade payables	18,471	14,724
Other	1,470	920
Other accrued liabilities	$34,197	$27,412

Consolidated Statements of Operations and Comprehensive Loss Details

Revenue

Revenue for the periods presented were comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Commercial Enterprise	$33,657	$36,184	$88,891	$103,174
Government & Regulated Industries	1,476	1,012	4,472	2,664
Total revenue	$35,133	$37,196	$93,363	$105,838

The Company serves two customer groups: (1) Commercial Enterprise, which today consists of customers in the commercial sector, including media and entertainment customers, advertising customers, content licensing customers and hiring solutions customers (inclusive of Broadbean customers); and (2) Government & Regulated Industries, which today consists of customers in the government and regulated industries sectors, including state, local and federal government, legal, and compliance customers.

Software Products & Services consists of revenue generated from the Company’s aiWARE platform and hiring solutions’ talent acquisition solutions (inclusive of Broadbean), any related support and maintenance services, and any related professional services associated with the deployment and or implementation of such solutions.

Managed Services consists of revenues generated from content licensing customers and advertising agency customers and related services.

The table below illustrates the presentation of our revenues based on the above definitions:

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
		Government &			Government &
	Commercial	Regulated		Commercial	Regulated
	Enterprise	Industries	Total	Enterprise	Industries	Total
Total Software Products & Services	$18,885	$1,476	$20,361	$44,109	$4,472	$48,581

Managed Services
Advertising	9,993	—	9,993	28,945	—	28,945
Licensing	4,779	—	4,779	15,837	—	15,837
Total Managed Services	14,772	—	14,772	44,782	—	44,782

Total Revenue	$33,657	$1,476	$35,133	$88,891	$4,472	$93,363

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
		Government &			Government &
	Commercial	Regulated		Commercial	Regulated
	Enterprise	Industries	Total	Enterprise	Industries	Total
Total Software Products & Services	$19,800	$1,012	$20,812	$54,694	$2,664	$57,358

Managed Services
Advertising	11,017	—	11,017	32,620	—	32,620
Licensing	5,367	—	5,367	15,860	—	15,860
Total Managed Services	16,384	—	16,384	48,480	—	48,480

Total Revenue	$36,184	$1,012	$37,196	$103,174	$2,664	$105,838

Broadbean Revenue Recognition Policy

Revenue for Broadbean is generated through various types of talent acquisition software solutions that principally consist of subscription-based talent acquisition products, subscription revenue for recruitment software-as-a-service (“SaaS”) solutions and access to the Broadbean’s online talent networks, transactional talent acquisition products, and other recruitment services. Subscription contracts do not provide customers with the right to take possession of the software supporting the applications and, as a result, are accounted for as service contracts. Subscription fee revenue from SaaS applications and access to Broadbean’s online talent networks, which makes up the majority of Broadbean’s revenues, are generally recognized ratably over the contractual term of the arrangement beginning on the date that service is made available to the customer. Broadbean does not offer financing alternatives to customers and there are no rights of return, warranties, or other variable consideration in contracts with customers. Payment terms are generally net 30 days. In most cases, Broadbean acts as a principal with respect to the goods and services it sells providing for gross revenue. In the certain cases where Broadbean is acting as an agent, net revenue is recognized. Broadbean reports revenue net of sales and other taxes collected from customers to be remitted to government authorities.

Other Income (Expense), Net

Other income (expense), net for the periods presented was comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest expense, net	$(218)	$(1,305)	$(1,743)	$(3,670)
Gain on sale of energy group	—	—	2,572	—
Other	(2,238)	56	580	4
Other income (expense), net	$(2,456)	$(1,249)	$1,409	$(3,666)

Other in the table above consists primarily of foreign exchange loss of $2,294 for the three months ended September 30, 2023 and foreign exchange gain of $526 for the nine months ended September 30, 2023.

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

The Company’s effective tax rate for the three and nine months ended September 30, 2023 was 3.8% and 3.6%, respectively. The difference between the effective tax rate and the U.S. federal statutory rate of 21% is primarily due to a valuation allowance established on the Company’s domestic federal and state net deferred tax assets, as well as the impact of foreign operations subject to tax in foreign jurisdictions. The Company’s effective tax rate for the three and nine months ended September 30, 2022 was (0.5%) and 4.5%, respectively. The change in the effective tax rates for the three and nine months ended September 30, 2023 as compared to the comparable prior year periods is primarily due to the impact of taxes on foreign operations and valuation allowances against domestic net deferred tax assets.

As of September 30, 2023, the Company continues to provide a valuation allowance against federal and state deferred tax assets that are not expected to be realizable. The Company continues to evaluate the realizability of deferred tax assets and the related valuation allowance. If the Company’s assessment of the deferred tax assets or the corresponding valuation allowance were to change, the Company would record the related adjustment to income during the period in which the determination is made. The tax benefit for the three months ended September 30, 2023 includes a $347 tax benefit relating to a change to beginning of the year valuation allowance. With the acquisition of Broadbean, the Company acquired deferred tax liabilities that provide a source of taxable income that allows for the release of valuation allowance related to the Company’s deferred tax assets.

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

The main corporation tax rate for UK corporations increases from 19% to 25% for the financial year beginning April 1, 2023. The tax provision for the year ended September 30, 2023 is reflective of the change in tax rate.

NOTE 9. LEASES, COMMITMENTS AND CONTINGENCIES

Leases

Lease Costs

As of September 30, 2023, on its condensed consolidated balance sheet the Company had right-of-use assets of $2,039 recorded within other assets, the current portion of operating lease liabilities of $2,493 recorded within other accrued liabilities, and the non-current portion of operating lease liabilities of $770 recorded within other non-current liabilities. As of December 31, 2022, on its condensed consolidated balance sheet the Company had right-of-use assets of $1,755 recorded within other assets, the current portion of operating lease liabilities of $2,112 recorded within other accrued liabilities, and the non-current portion of operating lease liabilities of $1,510 recorded within other non-current liabilities.

The Company made cash payments for its operating leases of $820 and $2,070 for the three and nine months ended September 30, 2023, respectively, and $688 and $2,009 for the three and nine months ended September 30, 2022, all of which were included in cash flows from operating activities within the condensed consolidated statements of cash flows. The Company’s operating leases have a weighted average remaining lease term of 1.5 years and weighted average discount rate of 6.8%.

The total rent expense for all operating leases was $612 and $1,704 for the three and nine months ended September 30, 2023, respectively, and $620 and $1,882 for the three and nine months ended September 30, 2022, respectively, with short-term leases making up an immaterial portion of such expenses. For its sublease, the Company recorded sublease income of $277 and $831 for the three and nine months ended September 30, 2023, respectively, and $277 and $831 for the three and nine months ended September 30, 2022, respectively.

Lease Commitments

Future undiscounted lease payments for the Company’s operating lease liabilities, a reconciliation of these payments to its operating lease liabilities, and related sublease income at September 30, 2023 are as follows:

Years ended December 31,
2023 (three months)	$715
2024	2,501
2025	326
Total future minimum lease payments, including short-term leases	3,542
Less: future minimum lease payments for short-term leases	(63)
Less: imputed interest	(214)
Present value of future minimum lease payments, excluding short-term leases	$3,265
Less: current portion of operating lease liabilities	(2,494)
Non-current portion of operating lease liabilities	771

Years ended December 31,	Sublease Income
2023 (three months)	$301
2024	1,034
Total sublease income	$1,335

Purchase Consideration

In connection with the March 2022 Acquisition, the Company committed to make purchase consideration payments of $1,500 within ten days of the first anniversary of the closing date of the acquisition and an additional $1,500 within ten days of the second anniversary of the closing date of the acquisition. The first payment of $1,500 was made during the nine months ended September 30, 2023. In connection with the VocaliD acquisition, the Company committed to make purchase consideration payments of $1,000 on the first anniversary of the closing date of the acquisition and an additional $1,000 on the 18-month anniversary of the closing date of the acquisition. The first payment of $1,000 was made during the nine months ended September 30, 2023. In connection with the VSL acquisition, the Company committed to make a purchase consideration payment of $300 on the 18-month anniversary of the closing date of the acquisition. Refer to Note 3 for further details.

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

NOTE 10. STOCKHOLDERS’ EQUITY

Common Stock Issuances

During the nine months ended September 30, 2023 and 2022, the Company issued an aggregate of 816,690 and 1,378,922 shares of its common stock, respectively, in connection with the exercise of stock options, issuance of stock awards and vesting of restricted stock units under its stock incentive plans and stock purchases under its Employee Stock Purchase Plan (the “ESPP”).

During the nine months ended September 30, 2023 and 2022, the Company issued a total of 135,800 and 352,330 shares of its common stock, respectively, in connection with the contingent consideration arrangement related to the acquisition of PandoLogic. During the nine months ended September 30, 2022, the Company issued a total of 116,550 shares of its common stock in connection with the March 2022 Acquisition.

NOTE 11. STOCK PLANS

Stock-Based Compensation

During the nine months ended September 30, 2023 and 2022, the Company granted options to purchase an aggregate of 288,893 and 291,850 shares of its common stock that are subject to time-based vesting conditions, respectively.

The Company valued these stock options using the Black-Scholes Merton option pricing model. The assumptions used to compute the grant date fair values of the stock options granted during the nine months ended September 30, 2023 and 2022 are set forth in the table below:

Nine Months Ended September 30,
	2023	2022
Expected term (in years)	6.0 - 6.8	5.5 - 6.1
Expected volatility	91% - 100%	82% - 92%
Risk-free interest rate	3.6% - 4.1%	1.7% - 3.5%
Expected dividend yield	—	—

The assumptions used in calculating the fair values of purchase rights granted under the ESPP during the nine months ended September 30, 2023 and 2022 are set forth in the table below:

Nine Months Ended September 30,
	2023	2022
Expected term (in years)	0.5 - 2.0	0.5 - 2.0
Expected volatility	71% - 101%	67% - 119%
Risk-free interest rate	0.1% - 5.5%	0.1% - 3.0%
Expected dividend yield	—	—

The Company’s stock-based compensation expense by type of award and by operating expense grouping are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock-based compensation expense by type of award:
Restricted stock units	$1,084	$3,509	$4,476	$9,999
Performance-based stock units	112	—	582	—
Stock options	759	1,226	2,811	4,001
Employee stock purchase plan	77	367	777	540
Common stock issued for services	—	—	—	39
Total stock-based compensation expense	$2,032	$5,102	$8,646	$14,579

Stock-based compensation expense by operating expense grouping:
Cost of revenue	$(5)	$46	$32	$90
Sales and marketing	208	538	913	1,728
Research and development	953	1,532	3,622	3,783
General and administrative	876	2,986	4,079	8,978
Total stock-based compensation expense	$2,032	$5,102	$8,646	$14,579

Stock-based compensation capitalized for internal-use software was $75 and $70 for the three months ended September 30, 2023 and 2022, respectively. Stock-based compensation capitalized for internal-use software was $289 and $155 for the nine months ended September 30, 2023 and 2022, respectively.

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

The Company’s performance stock unit activity for the nine months ended September 30, 2023 was as follows:

		Weighted
		Average Grant
	Shares	Date Fair Value
Unvested at December 31, 2022	—	N/A
Granted	288,862	$5.88
Vested	(19,743)	$5.94
Unvested at September 30, 2023	269,119	$5.87

Restricted Stock Units

The Company’s restricted stock unit activity for the nine months ended September 30, 2023 was as follows:

		Weighted
		Average Grant
	Shares	Date Fair Value
Unvested at December 31, 2022	1,048,834	$15.28
Granted	1,274,512	$4.70
Forfeited	(182,579)	$19.09
Vested	(619,400)	$15.86
Unvested at September 30, 2023	1,521,367	$6.85

As of September 30, 2023, total unrecognized compensation cost related to restricted stock units was $8,111, which is expected to be recognized over a weighted average period of 2.6 years.

Performance-Based Stock Options

The activity during the nine months ended September 30, 2023 related to stock options that are subject to performance-based vesting conditions tied to the achievement of stock price goals by the Company was as follows:

		Weighted-Average
			Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at December 31, 2022	3,762,679	$11.15
Exercised	(7,000)	$6.11
Expired	(73,768)	$5.69
Outstanding at September 30, 2023	3,681,911	$11.27	6.7 years	$0
Exercisable at September 30, 2023	3,681,911	$11.27	6.7 years	$0

The aggregate intrinsic value of the options exercised during the nine months ended September 30, 2023 and 2022 was $5 and $275, respectively. No performance-based stock options were granted during the nine months ended September 30, 2023 and 2022 and no performance-based stock options vested during the nine months ended September 30, 2023.

Stock Options

The activity during the nine months ended September 30, 2023 related to all other stock options was as follows:

		Weighted-Average
			Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at December 31, 2022	5,867,785	$14.53
Granted	288,893	$5.02
Exercised	(19,312)	$4.99
Forfeited	(319,734)	$17.59
Expired	(226,777)	$15.15
Outstanding at September 30, 2023	5,590,855	$13.84	4.8 years	$96
Exercisable at September 30, 2023	4,761,782	$14.09	4.2 years	$96

The weighted average grant date fair value of stock options granted during the nine months ended September 30, 2023 and 2022 was $3.99 and $8.59 per share, respectively. The aggregate intrinsic value of the stock options exercised during the nine months ended September 30, 2023 and 2022 was $12 and $274, respectively. The total grant date fair value of stock options vested during the nine months ended September 30, 2023 and 2022 was $4,524 and $4,204, respectively. At September 30, 2023, total unrecognized compensation expense related to stock options was $6,803 and is expected to be recognized over a weighted average period of 2.5 years.

The aggregate intrinsic values in the tables above represent the difference between the fair market value of the Company’s common stock and the average option exercise price of in-the-money options, multiplied by the number of such stock options.

Employee Stock Purchase Plan

During the nine months ended September 30, 2023, a total of 169,770 shares of common stock were purchased under the ESPP. As of September 30, 2023 and December 31, 2022, accrued employee contributions for future purchases under the ESPP totaled $167 and $595, respectively.
NOTE 12. RELATED PARTY TRANSACTIONS

On January 4, 2023, the Company entered into the Steel Holdings Consulting Agreement with Steel Holdings, LLC, effective as of January 1, 2023. Steel Holdings, LLC is an entity affiliated with Chad Steelberg, our current Chairman of the Board and former Chief Executive Officer effective as of December 31, 2022. Under the Steel Holdings Consulting Agreement, the Company retained Mr. Steelberg as a consultant to provide ongoing Chief Executive Officer transition services and to manage and oversee the further development of the Company’s aiWARE platform. During the three and nine months ended September 30, 2023, the Company recorded a research and development expense of $167 and $495, respectively for consulting fees and reimbursements for reasonable and documented expenses; $397 and $1,028, respectively for variable consultant performance bonus expense; and $235 and $582 in stock-based compensation expense for the Steel Holdings Consulting PSUs.

There were no other related party transactions during the nine months ended September 30, 2023.

NOTE 13. SUBSEQUENT EVENTS

New Board Member

On November 6, 2023, the Board increased the size of the Board from five to six members and appointed Michael Zilis as a member of the Board, effective November 8, 2023, to serve as a Class II director until the Company’s 2025 annual meeting of stockholders and until his successor is duly elected and qualified, or until his earlier death, resignation or removal. Mr. Zilis was also appointed to serve as a member of the Audit Committee and Compensation Committee of the Board. The Board has determined that Mr. Zilis is an independent director under the listing standards of the NASDAQ Stock Market LLC (“Nasdaq”) and meets the additional independence requirements of Nasdaq with respect to members of the Audit Committee and Compensation Committee.

Term Loan

On November 7, 2023, Veritone entered into a commitment letter with certain funds managed by Highbridge Capital Management, LLC and with certain other lenders (collectively, the “Lenders”), pursuant to which the Lenders have committed, subject to the terms and conditions contained therein, to establish a senior secured term loan facility in an aggregate principal amount of $77.5 million (the “Term Loan”) and to provide the entire principal amount of the Term Loan. The full amount of the Term Loan must be drawn on the closing date of the Term Loan (the “Closing Date”) and may not be reborrowed.

The proceeds of the Term Loan would be used (i) to repurchase an aggregate $50.0 million principal amount of Veritone's existing Convertible Notes held by the Lenders for total consideration of $37.5 million, (ii) for general corporate purposes and (iii) to pay fees and out-of-pocket expenses in connection with the Term Loan. The Convertible Notes would be repurchased, on the Closing Date, at a price equal to 75% of the principal amount of the Convertible Notes repurchased plus any accrued and unpaid interest on such notes as of the Closing Date.

Veritone will be the borrower under the Term Loan and all amounts under the Term Loan will be guaranteed by each of its direct and indirect material subsidiaries (Veritone and the guarantors, collectively being the “Credit Parties”). The Term Loan will generally be secured by a first-priority perfected security interest in and lien on substantially all tangible and intangible property of the Credit Parties and a pledge of equity interests held by the Credit Parties. The Term Loan will have certain customary default provisions, representations and warranties and affirmative and negative covenants, including a covenant to maintain unrestricted cash and cash equivalents of at least $15.0 million at all times.

The Term Loan will accrue interest at a rate of Term SOFR plus 8.50%, with a 3.00% floor for Term SOFR, payable quarterly. A default interest rate of an additional 3.00% per annum will apply on all outstanding obligations after the occurrence of an event of default.

The Term Loan will have a term of four years and will require quarterly amortization payments of 2.50% of the principal amount, commencing in June 2024, with the balance of the Term Loan payable on the scheduled maturity date. Veritone may, subject to certain conditions, elect to make any amortization payment in shares of its common stock. If Veritone elects to make any amortization payment in shares of its common stock, the principal amount will be proportionately prepaid over a 15 trading day period with the shares of common stock valued at a price per share equal to 95% of the volume weighted average price on each trading day during the 15 trading day period ending on the trading day immediately preceding the applicable date; provided that Veritone will pay any such amortization in cash if the common stock would be valued at less than the “Minimum Price”, as computed pursuant to Nasdaq Rule 5635(d), plus $0.0125.

The Term Loan will require mandatory prepayments from the net cash proceeds received by the Credit Parties for among other things (i) certain asset sales, but only to the extent net cash proceeds therefrom exceed $10.0 million, and (ii) insurance recoveries on loss of property that are not otherwise reinvested in other assets of the Credit Parties. The Term Loan will also require prepayment in full if $30.0 million or more of aggregate principal amount of the Convertible Notes are outstanding on August 14, 2026. Veritone may elect to prepay the Term Loans, in whole or in part, in cash, subject to a make-whole premium during the first year of the Term Loan, 14.0% prepayment premium during the second year of the Term Loan, and 7.0% premium during the third year of the Term Loan. Veritone may also prepay the Term Loan in shares of common stock, subject to a 13.0% prepayment premium, if the closing price of the common stock exceeds certain price thresholds for any 20 trading days during a 30 consecutive trading day period and subject to certain other conditions. If Veritone elects to prepay the Term Loan with shares of common stock, the principal amount will be proportionately prepaid over a 15-trading day period with the shares of common stock valued at price per share equal to 95% of the volume weighted average price of the common stock on the applicable prepayment date.

Veritone has agreed to issue warrants (the “Warrants”) to the Lenders to purchase up to 3,008,540 shares of its common stock. Veritone has agreed to issue a total of 20% of the Warrants to the Lenders in connection with the entry into the commitment letter, with the remaining 80% conditioned on the closing of the Term Loan. The Warrants will be exercisable for a period of five years following the closing of the Term Loan at a price per share of $2.576.

Pursuant to the Commitment Letter, Veritone will agree to enter into a registration rights agreement at or prior to the closing of the Term Loan for the resale of the shares of common stock issued pursuant to the terms of the Term Loan and the Warrants.

As of September 30, 2023, the Company held $72.1 million of unrestricted cash and cash equivalents. The Commitment Letter provides that the closing of the Term Loan is conditioned on, among other things, Veritone having unrestricted cash and cash equivalents of at least $55.0 million immediately prior to the funding of the Term Loan on the closing date and satisfaction of certain other conditions. The Commitment Letter will expire on December 15, 2023 if the Term Loan has not been consummated on or prior to that date. The Lenders will select a third party to serve as the sole administrative agent, collateral agent, and documentation agent in connection with the Term Loan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read together with and is qualified in its entirety by reference to the condensed consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed under “Risk Factors,” set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, and any updates thereto set forth in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission (“SEC”), including future SEC filings. See “Special Note Regarding Forward-Looking Statements.”

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

During the three and nine months ended September 30, 2023, we generated revenue of $35.1 million and $93.4 million, respectively, as compared to $37.2 million and $105.8 million during the three and nine months ended September 30, 2022, respectively. Our Software Products & Services revenue was $20.4 million during the three months ended September 30, 2023 as compared with $20.8 million for the same period in 2022, while our Managed Services revenue was $14.8 million during the three months ended September 30, 2023 as compared with the $16.4 million for the same period in 2022. Our Software Products & Services revenue was $48.6 million during the nine months ended September 30, 2023 as compared with $57.4 million for the same period in 2022, while our Managed Services revenue was $44.8 million during the nine months ended September 30, 2023 as compared with the $48.5 million for the same period in 2022. During the three and nine months ended September 30, 2023 our largest customer represented less than 10% and 12%, respectively, of our consolidated revenue and during the three and nine months ended September 30, 2022 that same customer represented 31% and 25%, respectively, of our consolidated revenue.

Recent Developments

On January 31, 2023, we announced strategic cost reduction initiatives with the aim of achieving net annualized savings of $12 to $15 million over the course of fiscal 2023. As part of this initiative, we engaged in headcount and various cost reduction initiatives during the nine months ended September 30, 2023, completed the sale of our energy group to GridBeyond Limited (the “Energy Divestiture”) and we have begun and further intend to reduce and consolidate expenses tied to software, outside services, and cloud-based processing throughout 2023. As of September 30, 2023, we have executed over $24 million of net annualized strategic cost reduction initiatives announced in the first quarter of 2023, exceeding the net annualized savings target for 2023.

On November 7, 2023, we entered into a commitment letter with certain funds managed by Highbridge Capital Management, LLC and certain other lenders to provide a senior secured term loan facility in an aggregate principal amount of $77.5 million (the “Term Loan”). We expect to use the proceeds of the Term Loan to repurchase an aggregate $50.0 million principal amount of our existing 1.75% convertible senior notes due 2026 held by the lenders at a purchase price of $37.5 million plus accrued and unpaid interest and for general corporate purposes.

The Term Loan will have a term of four years, accrue interest at a rate of Term SOFR plus 8.50%, with a 3.00% floor for Term SOFR, payable quarterly, and will require quarterly amortization payments of 2.5% of the principal amount, commencing in June 2024. We may, subject to certain conditions and limitations, elect to make any amortization payment in shares of our common stock. We may prepay the term loan, subject to payment of a premium, at any time and is required to prepay the term loan on certain customary events. We may also, subject to certain conditions and limitations, elect to prepay portions of the Term Loan in shares of our common stock.

We have agreed to issue warrants to the lenders to purchase up to 3,008,540 shares of Common Stock, with 20% of the warrants to be issued for entry into the commitment letter and the remaining 80% conditioned on the closing of the Term Loan. We expect the Term Loan to close in the fourth quarter and to replace our credit facility with Alterna Capital Solutions, LLC. For more information on the Term Loan and warrants, see Note 13. Subsequent Events to our condensed consolidated financial statements included in this Quarterly Report.

We have operations and an office in Israel, and as a result of the war with Hamas there, a number of our employees and family members of our employees have been conscripted into military service. In addition, our hiring solutions are sold to businesses that experience performance fluctuations based on factors including the demand for labor and the economic health of current and prospective employers. To the extent that economic uncertainty or attenuated economic conditions cause our current and potential customers to freeze or reduce their headcount, demand for our products and services has been, and may continue to be, negatively affected.

Opportunities, Challenges and Risks

During the nine months ended September 30, 2023 and 2022, we derived our revenue primarily through our Commercial Enterprise customers, and secondarily through our Government & Regulated Industries customers.

We are a leader in AI-based Software Products & Services. Our proprietary AI operating system, aiWARE, uses machine learning algorithms, or AI models, together with a suite of powerful applications, to reveal valuable insights from vast amounts of structured and unstructured data. Historically, we have derived a large portion of our Software Product & Services revenue from applications we internally developed from our aiWARE platform and actively sold across various customers. While management believes there is a substantial opportunity to increase revenue longer term, current economic conditions have negatively impacted parts of our consumption-based operations and financial results, and there is no certainty that any future investments, which could be significant and include future potential acquisitions, will result in significant enterprise revenue realization or revenue growth when compared with historical revenue. Nevertheless, we continue to see significant opportunities for growth in Software Products & Services and our aiWARE platform sales to existing and newly acquired customers, and where our AI solutions could add near and long-term value in the government and regulated industries and content creation and distribution across the global media and entertainment industry.

We believe there are significant near and long-term revenue and growth opportunities from our Software Products & Services. In June 2023, we completed the acquisition of Broadbean, a leader in subscription-based talent acquisition software-as-a-service which has approximately 3,000 subscription-based customers based throughout the world, integrated with over 100 applicant tracking systems (“ATS”) and has direct access to over 2,500 job boards globally. The acquisition of Broadbean was strategic to our HR Solutions growth, as we plan in the near term to offer our existing product offerings to Broadbean’s 3,000 customers, including programmatic advertising capabilities. Over the long term, we plan to utilize our AI capabilities to analyze complex data sets through direct access to these ATS. In Government & Regulated Industries markets, we see growth opportunities with customer adoption of our products and services related to AI technologies and with our official Authorization to Operate, of our aiWARE platform across the entire U.S. Department of Justice and progress with the Chief Digital and Artificial Intelligence Officer and Department of Defense. However, many enterprise-level opportunities with Government & Regulated Industries customers can involve long sales cycles, during which we must invest significant time and resources without a guarantee of success. We may seek to acquire businesses with deep relationships and greater scale within the U.S. government and within regulated industries to further accelerate our pursuit of the growth opportunities we see in this market.

Growing our existing and new Software Products & Services customer base is critical for our success. Since the second quarter of 2022, we have experienced large variances from the consumption of our HR Solutions when compared to the prior year periods from our largest customer, Amazon. In May 2023, Amazon informed us that they planned to reduce their consumption of our HR Solutions further. Overall, our revenues from Amazon during the nine months ended September 30, 2023 declined as compared to the prior year and represented approximately 12% of our consolidated revenue during the nine months ended September 30, 2023 compared to 25% of our consolidated revenue in the comparable prior year period. Offsetting this decline was non-Amazon Software Products & Services revenue, which grew as compared to the prior year, driven in part by Government & Regulated Industries revenue growth of 67% during the nine months ended September 30, 2023 as compared to the prior year. To reduce this risk, we continue to aggressively invest in existing and growing new customers.

As a result of the recent pullback in the macroeconomic environment caused by high inflation, rising interest rates, and geopolitical factors such as the Russia-Ukraine conflict and the war in Israel, some of our customers reduced consumption-based and advertising spending across our Commercial Enterprise customer base, including our hiring solutions and managed services in the first three quarters of 2023 when compared to the same period in the prior year. As of September 30, 2023, our total Software Products & Services customers declined to 3,536, which was a decrease of 7% compared to the third quarter of 2022 on a pro forma basis giving effect to the acquisition of Broadbean as if it occurred on January 1, 2022. The decrease in customers was largely driven by planned migration of legacy CareerBuilder customers off the Broadbean software platform. While we anticipate these trends to continue in the fourth quarter of 2023, we expect the overall impact will not be as severe as it was in the first three quarters of 2023. However, we still expect to see additional declines in existing and new customers consumption of our Software Products & Services. To mitigate these risks, we have been investing aggressively in existing customers and acquiring new customers. In addition, in January 2023 we announced certain cost reduction initiatives and as of September 30, 2023, we had executed over $24 million of net annualized strategic cost reductions. As a result of our efforts to diversify our customer base and increase sales within our existing customer base, we increased our sales and marketing spending in the near term as compared to the trailing twelve months; however, these increased investments were partially offset by our 2023 cost initiatives.

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

Historically, we have pursued an opportunistic strategy of acquiring companies to help accelerate our organic growth. Our acquisition strategy has been threefold: (i) to increase the scale of our business in markets we are in today, (ii) to accelerate growth in new markets and product categories, including expanding our existing engineering and sales resources, and (iii) to accelerate the adoption of aiWARE as the universal AI operating system through venture or market-driven opportunities. While we believe there are strategic acquisition targets that can accelerate our entry into and expand our existing market share in key strategic markets, as well as our ability to grow our business, there is no certainty our historical or future acquisitions will achieve these objectives. Conversely, we may pursue opportunistic sales of certain business operations that are not strategic to us long-term, such as the Energy Divestiture.

During the three and nine months ended September 30, 2023, we reported net loss of $24.5 million and $70.8 million, respectively, compared to a net loss of $4.9 million and $30.3 million during the three and nine months ended September 30, 2022, respectively. During the three and nine months ended September 30, 2023, we reported a non-GAAP net loss of $7.9 million and $30.5 million, respectively as compared to a non-GAAP net loss of $5.7 million and $18.1 million during the three and nine months ended September 30, 2022, respectively. To continue to grow our revenue, we plan to continue to make targeted investments in people, namely software engineers and sales personnel. In 2022, we made substantial investments in our existing employee base and our corporate infrastructure, including new ERP and workforce systems to help us better manage the scale and growth of our business. However, considering the current challenging macro-economic environment, we have made and are continuing to make significant cost reductions to our operating structure to better streamline our business and prioritization around our growth and corresponding investments.

During the nine months ended September 30, 2023 and 2022, more than 90% of our revenue was derived from customers located in the United States. Since our acquisition of Broadbean in June 2023, we have seen an increase in revenue from customers outside the United States and we believe that there is a substantial opportunity for us to expand our service offerings and customer base in countries outside of the United States. In the long term, we plan to expand our business further internationally in places such as Europe, Asia Pacific and Latin America, and as a result, we expect to continue to incur significant incremental upfront expenses associated with these expansion opportunities.

Impact of the Current Global Economic Conditions

Global economic and business activities continue to face uncertainty as a result of macroeconomic and geopolitical factors, including the ongoing impact of the global economy following the COVID-19 pandemic, labor shortages, inflation rates and the responses by central banking authorities to control inflation, monetary supply shifts, recession risks, disruptions from the Russia-Ukraine conflict and related sanctions, and the recent war in Israel. In particular, business operations at our Tel Aviv office location where we do development work on our hiring solutions products have been, and may continue to be, impacted by the war in Israel. A small portion of our Israel-based employees, and a number of their family members, have been conscripted into military service. The extent of the impact of these factors on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, and the impact on our customers, partners and employees, all of which have uncertainty and cannot be predicted. These global economic conditions and any continued or new disruptions caused by these conditions may negatively impact our business in a number of ways. For example, our hiring solutions are sold to businesses whose financial conditions fluctuate based on general economic and business conditions, particularly the overall demand for labor and the economic health of current and prospective employers. In fiscal 2021, the COVID-19 pandemic forced certain technology and ecommerce companies, like Amazon, to increase hiring to meet increased demand. This, in turn, increased the overall consumption and use of our hiring solutions, and corresponding revenue. In fiscal 2022 and continuing through the third quarter of fiscal 2023, with the easing of COVID-19 restrictions and higher inflation worldwide, demand for certain ecommerce services declined. As a result, companies adversely impacted by this shift in consumer behavior, including Amazon, reduced consumption of our hiring solutions and corresponding revenue declined.

To the extent that economic uncertainty or attenuated economic conditions cause our customers and potential customers to freeze or reduce their headcount, and reduce their advertising spending, demand for our products and services may be negatively affected in the fourth quarter of 2023 and beyond. These adverse economic conditions could also result in reductions in sales of our applications, longer sales cycles, reductions in contract duration and value, slower adoption of new technologies and increased price competition. In addition, economic recessions have historically resulted in overall reductions in spending on software and technology solutions as well as pressure from customers and potential customers for extended billing terms. If economic, political, or market conditions deteriorate, or if there is uncertainty around these conditions, our customers and potential customers may elect to decrease their software and technology solutions budgets by deferring or reconsidering product purchases, which would limit our ability to grow our business and negatively affect our operating results. Any of these events would likely have an adverse effect on our business, operating results and financial position.

Due to the nature of our business, the effect of these macroeconomic conditions may not be fully reflected in our results of operations until future periods. We have assessed the potential credit deterioration of our customers due to changes in the macroeconomic environment and have determined that no additional allowance for credit losses was necessary due to credit deterioration as of September 30, 2023. The most significant risks to our business and results of operations are discussed in Part I, Item 1A (Risk Factors) of our Annual Report on Form 10-K for the year ended December 31, 2022, and Part II, Item 1A (Risk Factors) of this Quarterly Report on Form 10-Q.

Non-GAAP Financial Measures and Key Performance Indicators

In evaluating our cash flows and financial performance, we use certain non-GAAP financial measures, including Pro Forma Software Revenue, non-GAAP gross profit, non-GAAP gross margin, non-GAAP net income (loss), and non-GAAP net income (loss) per share. We also provide certain key performance indicators (“KPIs”), including Total Software Products & Services Customers, Annual Recurring Revenue, Annual Recurring Revenue (SaaS), Annual Recurring Revenue (Consumption), Total New Bookings and Gross Revenue Retention.

“Pro Forma” information provided in this current report on Form 10-Q represents our historical information combined with the historical information of Broadbean (as defined below) for the applicable period on a pro forma basis as if we had acquired Broadbean on January 1, 2022.

Pro Forma Software Revenue represents Software Products & Services revenue on a Pro Forma basis. Non-GAAP gross margin is defined as Non-GAAP gross profit divided by revenue. Non-GAAP net loss (pro forma) is the Company’s net loss excluding the items set forth below. Non-GAAP net income (loss) and non-GAAP net income (loss) per share is the Company’s net income (loss) and net income (loss) per share, adjusted to exclude provision for income taxes, depreciation expense, amortization expense, stock-based compensation expense, changes in fair value of warrant liability, changes in fair value of contingent consideration, interest income, interest expense, foreign currency gains and losses, acquisition and due diligence costs, gain on sale of energy group, contribution of business held for sale, variable consultant performance bonus expense, and severance and executive transition costs. The results for non-GAAP net income (loss), are presented below for the three and nine months ended September 30, 2023 and 2022. The items excluded from these non-GAAP financial measures, as well as a breakdown of GAAP net loss, non-GAAP net income (loss) and these excluded items between our Core Operations and Corporate, are detailed in the reconciliation below. In addition, we have provided supplemental non-GAAP measures of gross profit, operating expenses, loss from operations, other (expense) income, net, and loss before income taxes, excluding the items excluded from non-GAAP net loss as noted above, and reconciling such non-GAAP measures to the most directly comparable GAAP measures.

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

Reconciliation of GAAP net loss to Non-GAAP net income (loss)

(in thousands)
	Three Months Ended September 30,
	2023			2022
	Core Operations(1)	Corporate(2)	Total	Core Operations(1)	Corporate(2)	Total
Net income (loss)	$(10,689)	$(13,852)	$(24,541)	$(7,921)	$3,035	$(4,886)
(Benefit from) provision for income taxes	(3,163)	2,186	(977)	20	6	26
Depreciation and amortization	7,857	—	7,857	5,650	174	5,824
Stock-based compensation expense	1,446	586	2,032	2,944	2,158	5,102
Change in fair value of contingent consideration	—	816	816	—	(14,291)	(14,291)
Interest expense, net	—	218	218	—	1,305	1,305
Foreign currency impact	2,318	(24)	2,294	—	—	—
Acquisition and due diligence costs	—	3,177	3,177	—	839	839
Variable consultant performance bonus expense	397	—	397	—	—	—
Severance and executive transition costs	770	15	785	337	28	365
Non-GAAP Net Income (Loss)	$(1,064)	$(6,878)	$(7,942)	$1,030	$(6,746)	$(5,716)

(in thousands)
	Nine Months Ended September 30,
	2023			2022
	Core Operations(1)	Corporate(2)	Total	Core Operations(1)	Corporate(2)	Total
Net loss	$(38,464)	$(32,336)	(70,800)	$(22,172)	$(8,096)	$(30,268)
(Benefit from) provision for income taxes	(4,409)	1,787	(2,622)	(826)	(616)	(1,442)
Depreciation and amortization	19,429	724	20,153	16,054	440	16,494
Stock-based compensation expense	5,710	2,936	8,646	7,612	6,967	14,579
Change in fair value of contingent consideration	—	1,467	1,467	—	(23,076)	(23,076)
Interest expense, net	9	1,734	1,743	—	3,670	3,670
Foreign currency impact	(459)	(67)	(526)	—	—	—
Acquisition and due diligence costs	—	8,253	8,253	—	1,608	1,608
Gain on sale of energy group	—	(2,572)	(2,572)	—	—	—
Contribution of business held for sale (3)	1,789	—	1,789	—	—	—
Variable consultant performance bonus expense	1,028	—	1,028	—	—	—
Severance and executive transition costs	2,271	647	2,918	337	28	365
Non-GAAP Net Income (Loss)	$(13,096)	$(17,427)	$(30,523)	$1,005	$(19,075)	$(18,070)

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

For the three months ended September 30, 2023, our total loss from operations increased to $22.9 million compared to $3.6 million in the corresponding prior year period. For the nine months ended September 30, 2023, our total loss from operations increased to $74.7 million compared to $28.0 million in the corresponding prior year period. The following tables set forth the calculation of our non-GAAP gross profit and non-GAAP gross margin, followed by a reconciliation of non-GAAP to GAAP financial information presented in our condensed consolidated financial statements for three and nine months ended September 30, 2023 and 2022.

(dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$35,133	$37,196	$93,363	$105,838
Cost of revenue	7,187	7,097	21,761	20,725
Non-GAAP gross profit	27,946	30,099	71,602	85,113
Non-GAAP gross margin	79.5%	80.9%	76.7%	80.4%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$35,133	$37,196	$93,363	$105,838
Cost of revenue	7,187	7,097	21,761	20,725
Non-GAAP gross profit	27,946	30,099	71,602	85,113

GAAP cost of revenue	7,187	7,097	21,761	20,725
Stock-based compensation expense	5	(46)	(32)	(90)
Non-GAAP cost of revenue	7,192	7,051	21,729	20,635

GAAP sales and marketing expenses	12,892	13,920	38,706	37,565
Stock-based compensation expense	(208)	(538)	(913)	(1,728)
Contribution of business held for sale (2)	—	—	(484)	—
Severance and executive transition costs	(207)	(86)	(710)	(86)
Non-GAAP sales and marketing expenses	12,477	13,296	36,599	35,751

GAAP research and development expenses	10,410	11,784	32,456	32,735
Stock-based compensation expense	(953)	(1,532)	(3,622)	(3,783)
Contribution of business held for sale (2)	—	—	(1,117)	—
Severance and executive transition costs	(188)	(198)	(868)	(198)
Non-GAAP research and development expenses	9,269	10,054	26,849	28,754

GAAP general and administrative expenses	21,082	2,502	57,504	27,127
Depreciation	(1,233)	(320)	(2,386)	(764)
Stock-based compensation expense	(876)	(2,986)	(4,079)	(8,978)
Change in fair value of contingent consideration	(816)	14,291	(1,467)	23,076
Variable consultant performance bonus expense	(397)	—	(1,028)	—
Contribution of business held for sale (2)	—	—	(188)	—
Acquisition and due diligence costs	(3,177)	(839)	(8,253)	(1,608)
Severance and executive transition costs	(390)	(81)	(1,340)	(81)
Non-GAAP general and administrative expenses	14,193	12,567	38,763	38,772

GAAP amortization	(6,624)	(5,504)	(17,767)	(15,730)

GAAP loss from operations	(23,062)	(3,611)	(74,831)	(28,044)
Total non-GAAP adjustments (1)	15,064	(2,161)	44,254	9,970
Non-GAAP loss from operations	(7,998)	(5,772)	(30,577)	(18,074)

GAAP other income (expense), net	(2,456)	(1,249)	1,409	(3,666)
Gain on sale of energy group	—	—	(2,572)
Foreign currency impact	2,294	—	(526)	—
Interest expense, net	218	1,305	1,743	3,670
Non-GAAP other expense, net	56	56	54	4

GAAP loss before income taxes	(25,518)	(4,860)	(73,422)	(31,710)
Total non-GAAP adjustments (1)	17,576	(856)	42,899	13,640
Non-GAAP loss before income taxes	(7,942)	(5,716)	(30,523)	(18,070)

(Benefit from) provision for income taxes	(977)	26	(2,622)	(1,442)

GAAP net loss	(24,541)	(4,886)	(70,800)	(30,268)
Total non-GAAP adjustments (1)	16,599	(830)	40,277	12,198
Non-GAAP net loss	$(7,942)	$(5,716)	$(30,523)	$(18,070)

Shares used in computing non-GAAP basic and diluted net loss per share	36,992	36,202	36,811	35,924
Shares used in computing non-GAAP diluted net income (loss) per share	36,992	36,202	36,811	35,924
Non-GAAP basic and diluted net loss per share	$(0.21)	$(0.16)	$(0.83)	$(0.50)
Non-GAAP diluted net loss per share	$(0.21)	$(0.16)	$(0.83)	$(0.50)

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

Software Products & Services Supplemental Financial Information

The following table sets forth the results for each of our Software Products & Services supplemental financial information.

	Quarter Ended
	Mar 31,	Jun 30,	Sept 30,	Dec 31,	Mar 31,	Jun 30,	Sept 30,
	2022 (1)	2022 (1)	2022 (1)	2022 (1)	2023 (1)	2023 (1)	2023
Pro Forma Software Revenue (in 000's) (2)	$26,319	$26,650	$28,603	$35,612	$22,423	$20,860	$20,361
Total Software Products & Services Customers (3)	3,673	3,718	3,787	3,824	3,773	3,705	3,536
Annual Recurring Revenue (SaaS) (in 000's) (4)	$48,392	$44,465	$43,925	$46,248	$45,453	$47,720	$47,756
Annual Recurring Revenue (Consumption) (in 000's) (5)	$87,445	$85,901	$85,091	$71,754	$67,242	$60,229	$50,803
Total New Bookings (in 000's) (6)	$16,643	$22,009	$23,793	$26,342	$22,794	$8,388	$15,501
Gross Revenue Retention (7)	>90%	>90%	>90%	>90%	>90%	>90%	>90%

(1) All of the supplemental financial information for this period is presented on a Pro Forma basis inclusive of Broadbean.

(2) “Pro Forma Software Revenue” is a non-GAAP measure that represents Software Products & Services revenue on a Pro Forma basis.

(3) “Total Software Products & Services Customers” includes Software Products & Services customers as of the end of each respective quarter set forth above with net revenues in excess of $10 and also excludes any customers categorized by us as trial or pilot status. In prior periods, we provided “Ending Software Customers,” which represented Software Products & Services customers as of the end of each fiscal quarter with trailing twelve-month revenues in excess of $2,400 for both Veritone, Inc. and PandoLogic Ltd. and/or deemed by the Company to be under an active contract for the applicable periods. Total Software Products & Services Customers is not comparable to Ending Software Customers. Total Software Products & Services Customers includes customers based on revenues in the last month of the quarter rather than on a trailing twelve-month basis. Total Software Products & Services Customers includes customers based on revenues in the last month of the quarter rather than on a trailing twelve-month basis and excludes any customers that are on trial or pilot status with us rather than including customers with active contracts. Management uses Total Software Products & Services Customers and we believe Total Software Products & Services Customers are useful to investors because it more accurately reflects our total customers for our Software Products & Services customers inclusive of Broadbean.

(4) “Annual Recurring Revenue (SaaS)” represents an annualized calculation of monthly recurring revenue during the last month of the applicable quarter for all Total Software Products & Services customers, in each case on a Pro Forma basis. In prior periods, we provided “Average Annual Revenue,” which was calculated as the aggregate of trailing twelve-month Software Products & Services revenue divided by the average number of customers over the same period for both Veritone, Inc. and PandoLogic Ltd. Annual Recurring Revenue is not comparable to Average Annual Revenue (SaaS). Annual Recurring Revenue (SaaS) includes only subscription-based SaaS revenue, is not averaged among active customers and uses a calculation of recurring revenue as described above instead of annual revenue. Management uses “Annual Recurring Revenue (SaaS)” and we believe Annual Recurring Revenue (SaaS) is useful to investors because Broadbean significantly increases our mix of subscription-based SaaS revenues as compared to Consumption revenues and the split between the two allows the reader to delineate between predictable recurring SaaS revenues and more volatile Consumption revenues.

(5) “Annual Recurring Revenue (Consumption)” represents the trailing twelve months of all non-recurring and/or consumption-based revenue for all active Total Software Products & Services customers, in each case, on a Pro Forma basis. In prior periods, we provided “Average Annual Revenue,” which was calculated as the aggregate of trailing twelve-month Software Products & Services revenue divided by the average number of customers over the same period for both Veritone, Inc. and PandoLogic Ltd. Annual Recurring Revenue (Consumption) is not comparable to Average Annual Revenue. Annual Recurring Revenue (Consumption) includes only non-recurring and/or consumption-based revenue, is not averaged among active customers and uses a calculation of recurring revenue as described above instead of annual revenue. Management uses “Annual Recurring Revenue (Consumption)” and we believe Annual Recurring Revenue (Consumption) is useful to investors because Broadbean significantly increases our mix of subscription-based SaaS revenues as compared to Consumption revenues and the split between the two allows the reader to delineate between predictable recurring SaaS revenues and more volatile Consumption revenues.

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

(7) “Gross Revenue Retention” represents calculate our dollar-based gross revenue retention rate as of the period end by starting with the revenue from Software Products & Services Customers as of the 3 months in the prior year quarter to such period, or Prior Year Quarter Revenue. We then deduct from the Prior Year Quarter Revenue any revenue from Software Products & Services Customers who are no longer customers as of the current period end, or Current Period Ending Software Customer Revenue. We then divide the total Current Period Ending Software Customer Revenue by the total Prior Year Quarter Revenue to arrive at our dollar-based gross retention rate, which is the percentage of revenue from all Software Products & Services Customers from our Software Products & Services as of the year prior that is not lost to customer churn. All numbers used to determine Gross Revenue Retention are calculated on a Pro Forma basis.

Managed Services Supplemental Financial Information

The following table sets forth the results for each of the key performance indicators for Managed Services.

	Quarter Ended
	Mar 31,	Jun 30,	Sept 30,	Dec 31,	Mar 31,	Jun 30,	Sept 30,
	2022	2022	2022	2022	2023	2023	2023
Avg billings per active Managed Services client (in 000's) (1)	$684	$736	$747	$823	$771	$576	$630
Revenue during quarter (in 000's) (2)	$10,735	$9,625	$10,035	$11,074	$9,337	$6,876	$9,117

(1) Avg billings per active Managed Services customer for each quarter reflects the average quarterly billings per active Managed Services customer over the twelve-month period through the end of such quarter for Managed Services clients that are active during such quarter.

(2) Managed Services revenue and metrics exclude content licensing and media services.

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

Results of Operations

The following tables set forth our results of operations for the three and nine months ended September 30, 2023 and 2022, in dollars and as a percentage of our revenue for those periods. The period-to-period comparisons of our historical results are not necessarily indicative of the results that may be expected in the future.

(dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$35,133	$37,196	$93,363	$105,838
Operating expenses:
Cost of revenue	7,187	7,097	21,761	20,725
Sales and marketing	12,892	13,920	38,706	37,565
Research and development	10,410	11,784	32,456	32,735
General and administrative	21,082	2,502	57,504	27,127
Amortization	6,624	5,504	17,767	15,730
Total operating expenses	58,195	40,807	168,194	133,882
Loss from operations	(23,062)	(3,611)	(74,831)	(28,044)
Other income (expense), net	(2,456)	(1,249)	1,409	(3,666)
Loss before provision for income taxes	(25,518)	(4,860)	(73,422)	(31,710)
(Benefit from) provision for income taxes	(977)	26	(2,622)	(1,442)
Net loss	$(24,541)	$(4,886)	$(70,800)	$(30,268)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenue	20.5	19.1	23.3	19.6
Sales and marketing	36.7	37.4	41.5	35.5
Research and development	29.6	31.7	34.8	30.9
General and administrative	60.0	6.7	61.6	25.6
Amortization	18.9	14.9	19.0	14.9
Total operating expenses	165.7	109.7	180.2	126.4
Loss from operations	(65.7)	(9.7)	(80.2)	(26.4)
Other income (expense), net	(7.0)	(3.4)	1.5	(3.5)
Loss before provision for income taxes	(72.7)	(13.1)	(78.7)	(29.9)
(Benefit from) provision for income taxes	(2.8)	0.1	(2.8)	(1.4)
Net loss	(69.9)	(13.1)	(75.9)	(28.5)

Three and Nine Months Ended September 30, 2023 Compared with Three and Nine Months Ended September 30, 2022

Revenue

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	Commercial	Government &		Commercial	Government &
	Enterprise	Regulated	Total	Enterprise	Regulated	Total
Software Products & Services	$18,885	$1,476	$20,361	$44,109	$4,472	$48,581
Managed Services	14,772	—	14,772	44,782	—	44,782
Revenue	$33,657	$1,476	$35,133	$88,891	$4,472	$93,363

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	Commercial	Government &		Commercial	Government &
	Enterprise	Regulated	Total	Enterprise	Regulated	Total
Software Products & Services	$19,800	$1,012	$20,812	$54,694	$2,664	$57,358
Managed Services	16,384	—	16,384	48,480	—	48,480
Revenue	$36,184	$1,012	$37,196	$103,174	$2,664	$105,838

Commercial Enterprise

Commercial Enterprise Software Products & Services revenue decreased $0.9 million or 5% in the three months ended September 30, 2023 compared to the corresponding prior year period and decreased $10.6 million or 19% in the nine months ended September 30, 2023 compared to the corresponding prior year period, with the decreases largely driven by decreased revenue from Amazon, partially offset by revenue from the acquisition of Broadbean in June 2023. Commercial Enterprise Managed Services decreased $1.6 million or 10% in the three months ended September 30, 2023 compared to the corresponding prior year period and decreased $3.7 million or 8% in the nine months ended September 30, 2023 compared to the corresponding prior year period, with the decreases driven primarily due to decreases in advertising revenue driven by the current economic environment.

Government & Regulated Industries

Government & Regulated Industries Software Products & Services revenue increased $0.5 million or 46% in the three months ended September 30, 2023 compared to the corresponding prior year period and increased $1.8 million or 67% in the nine months ended September 30, 2023 compared to the corresponding prior year period, with the increases driven by new and existing customer growth. Government & Regulated Industries Software Products & Services revenue from customers in certain markets, particularly government, is often project-based and is impacted by the timing of projects. As such, we expect that our revenue from these markets could fluctuate significantly from period to period.

Operating Expenses

(dollars in thousands)	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Cost of revenue	$7,187	$7,097	$90	1.3%	$21,761	$20,725	$1,036	5.0%
Sales and marketing	12,892	13,920	(1,028)	(7.4)%	38,706	37,565	1,141	3.0%
Research and development	10,410	11,784	(1,374)	(11.7)%	32,456	32,735	(279)	(0.9)%
General and administrative	21,082	2,502	18,580	742.6%	57,504	27,127	30,377	112.0%
Amortization	6,624	5,504	1,120	20.3%	17,767	15,730	2,037	12.9%
Total operating expenses	$58,195	$40,807	$17,388	42.6%	$168,194	$133,882	$34,312	25.6%

Cost of Revenue. Cost of revenue increased by $0.1 million in the three months ended September 30, 2023 compared to the corresponding prior year period and increased by $1.0 million in the nine months ended September 30, 2023 compared with the corresponding prior year period, primarily due to a shift in the mix of revenues from higher margin Software Products & Services products to lower margin Managed Services products.

Sales and Marketing. Sales and marketing expenses decreased by $1.0 million in the three months ended September 30, 2023 compared to the corresponding prior year period, primarily due to cost reduction initiatives announced in the first quarter of 2023 and reduced advertising spend, partially offset by increased sales and marketing expense as a result of the acquisition of Broadbean. Sales and marketing increased by $1.1 million in the nine months ended September 30, 2023 compared with the corresponding prior year period, primarily due to increases in personnel-related costs from the addition of new sales and marketing resources. As a percentage of revenue, sales and marketing expenses increased to 37% and 42% in the three and nine months ended September 30, 2023, respectively, from 37% and 36% in the corresponding prior year periods.

Research and Development. Research and development expenses decreased by $1.4 million or 12% in the three months ended September 30, 2023 and by $0.3 million or 1% in the nine months ended September 30, 2023 compared with the corresponding prior year periods principally due to an increase in capitalized costs for internal use software and decrease in personnel-related costs of due to cost reduction initiatives announced in the first quarter of 2023, partially offset by increased costs for the Steel Holdings Consulting Agreement. As a percentage of revenue, research and development expenses increased to 30% and 35% in the three and nine months ended September 30, 2023, from 32% and 31% in the corresponding prior year periods.

General and Administrative. General and administrative expenses increased by $18.6 million or 743% in the three months ended September 30, 2023 compared with the corresponding prior year period principally due to a non-cash benefit of $14.3 million recognized during the three months ended September 30, 2022 associated with a change in the estimated fair value of contingent consideration. General and administrative expenses increased by $30.4 million or 112% in the nine months ended September 30, 2023 compared with the corresponding prior year period principally due to a non-cash benefit of $23.1 million recognized in the prior year associated with a change in the estimated fair value of contingent consideration, coupled with the increase in accounting and legal fees. As a percentage of revenue, general and administrative expenses increased to 60% and 62% in the three and nine months ended September 30, 2023, respectively, from 7% and 26% in the corresponding prior year periods.

Amortization Expense. Amortization expense increased in the three and nine months ended September 30, 2023 compared with the corresponding prior year period due to the addition of amortization expense related to our 2022 and 2023 acquisitions.

Other Income (Expense), Net

Other expense, net for the three months ended September 30, 2023 was comprised primarily of foreign exchange loss of $2.3 million and interest expense, net of $0.2 million. Other expense, net for the three months ended September 30, 2022 was $1.2 million due primarily to interest expense. Other income, net for the nine months ended September 30, 2023 was comprised primarily of a gain on the sale of the energy group of $2.6 million and foreign exchange gain of $0.5 million, offset by interest expense, net of $1.7 million. Other expense, net for the nine months ended September 30, 2022 was $3.7 million due primarily to interest expense.

Non-GAAP Gross Profit

For the three months ended September 30, 2023, our total loss from operations increased to $22.9 million compared to $3.6 million in the corresponding prior year period. For the nine months ended September 30, 2023, our total loss from operations increased to $74.7 million compared to $28.0 million in the corresponding prior year period. As noted above, our non-GAAP gross profit is calculated as our revenue less our cost of revenue, as follows:

(dollars in thousands)	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Revenue	$35,133	$37,196	$(2,063)	(5.5)%	$93,363	$105,838	$(12,475)	(11.8)%
Cost of revenue	7,187	7,097	90	1.3%	21,761	20,725	1,036	5.0%
Non-GAAP gross profit	27,946	30,099	(2,153)	(7.2)%	71,602	85,113	(13,511)	(15.9)%
Non-GAAP gross margin	79.5%	80.9%			76.7%	80.4%

The decrease in non-GAAP gross profit and non-GAAP gross margin in the three and nine months ended September 30, 2023 compared with the corresponding prior year periods was due primarily to decreases in revenue compared to the corresponding prior year periods.

Liquidity and Capital Resources

We have historically financed our business through the sale of equity and debt securities. Our principal sources of liquidity are our cash and cash equivalents, which totaled $72.1 million as of September 30, 2023, compared with total cash and cash equivalents of $184.4 million as of December 31, 2022. The decrease in our cash and cash equivalents as of September 30, 2023 as compared with December 31, 2022 was primarily due to cash used by operating activities of $48.1 million, investments paid during the nine months ended September 30, 2023, and the payment of the PandoLogic 2022 earnout.

In August 2023, we entered into a three-year credit agreement with Alterna Capital Solutions, LLC (“ACS”) under which we are initially able to borrow, at our discretion and throughout the term, up to $30,000 against certain domestic receivables (the “Credit Facility”), subject to the lender’s approval of such domestic receivables. The Credit Facility bears interest at the greater of Prime rate plus 1 percent or 9.5%, and minimum annual interest of $250 is due if no funds are drawn in a given year. ACS will be a senior secured creditor. The Credit Facility provides additional financial flexibility and liquidity on our balance sheet. As of September 30, 2023, we had not drawn any amounts under the Credit Facility.

On November 7, 2023, we entered into a commitment letter with certain lenders to provide a senior secured term loan facility in an aggregate principal amount of $77.5 million. We expect to use the proceeds of the Term Loan to repurchase an aggregate $50.0 million principal amount of our existing 1.75% convertible senior notes due 2026 held by the lenders at a purchase price of $37.5 million plus accrued and unpaid interest and for general corporate purposes. We expect the Term Loan to close in the fourth quarter and to replace our Credit Facility with Alterna Capital Solutions, LLC. For more information on the Term Loan, see Note 13. Subsequent Events to our condensed consolidated financial statements included in this Quarterly Report.

We believe that our ability to borrow up to $30,000 under the Credit Facility, subject to the lender’s approval of qualifying domestic receivables, or the availability of proceeds from our Term Loan, if consummated, when combined with our cash and cash equivalents, will allow us to meet our anticipated cash requirements for the next twelve months.

Cash Flows

A summary of cash flows from our operating, investing and financing activities is shown in the table below.

(in thousands)	Nine Months Ended September 30,
	2023	2022
Cash used in operating activities	$(48,111)	$(24,630)
Cash used in investing activities	(53,745)	(11,116)
Cash used in financing activities	(10,487)	(22,903)
Net decrease in cash, cash equivalents and restricted cash	$(112,343)	$(58,649)

Operating Activities

Our operating activities used cash of $48.1 million in the nine months ended September 30, 2023, due primarily to our net loss of $70.8 million, adjusted by $26.7 million in non-cash expenses, including $20.2 million in depreciation and amortization and $8.6 million in stock-based compensation expense, as well as the net working capital decrease of $4.0 million, primarily due to decreases in accrued media payments of $17.7 million, partially offset by decreases in accounts receivable of $14.1 million.

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

Investing Activities

Our investing activities for the nine months ended September 30, 2023 used cash of $53.7 million primarily for $50.2 million in cash paid for the Broadbean acquisition net of cash acquired and $4.0 million in capital expenditures, with these uses of cash partially offset by $0.5 million in proceeds from the Energy Divestiture.

Our investing activities for the nine months ended September 30, 2022 used cash of $11.1 million primarily for $4.6 million to fund a portion of the consideration for our acquisitions, $3.8 million in capital expenditures and for an equity investment of $2.8 million in a strategic partner.

Financing Activities

Our financing activities for the nine months ended September 30, 2023 used cash of $10.5 million, consisting of $7.8 million to pay the 2022 earnout for PandoLogic, $2.7 million in deferred consideration primarily related to the March 2022 Acquisition and the VocaliD acquisition, and $1.1 million to pay taxes paid related to the net share settlement of equity awards, offset by $1.1 million in proceeds received from the exercise of stock options and purchases of shares under our ESPP.

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

Contractual Obligations and Known Future Cash Requirements

As of September 30, 2023, our only debt obligations were the Convertible Notes issued in the fourth quarter of fiscal year 2021, net of amounts repurchased in 2022 and the Credit Facility. The remaining principal on the Convertible Notes of $141.25 million will mature on November 15, 2026, unless earlier converted, redeemed or repurchased in accordance with the terms of the Convertible Notes.

As of September 30, 2023, we have future cash requirements to pay $2.8 million in purchase consideration commitments related to the VSL acquisition, the VocaliD acquisition and the March 2022 Acquisition that will be paid in 2023 and in 2024. We have no other present agreements or commitments with respect to any material acquisitions of businesses or technologies or any other material capital expenditures.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2023. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to enable timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms promulgated by the SEC. Our management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and there is no assurance that our disclosure controls and procedures will operate effectively under all circumstances. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2023, our disclosure controls and procedures were not effective at the reasonable assurance level due to the following material weakness in internal control over financial reporting.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

During the preparation of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, management identified a material weakness in internal control over financial reporting relating to the consolidation process and review of financial statements specifically pertaining to the Company’s design of controls to determine the proper accounting for certain foreign exchange transactions and translation between Veritone, Inc. and certain foreign subsidiaries. This material weakness did not result in any identified material misstatements to the financial statements. However, this material weakness could have resulted in a material misstatement to the Company's annual or interim condensed consolidated financial statements that would not be prevented or detected on a timely basis. While the adjustments identified were not material to the financial statements for the three and nine months ended September 30, 2023 and there were no changes to previous periods, based on the volatility of the foreign currency exchange rates and cumulative materiality of the outstanding intercompany balance, the calculated amounts could have resulted in a material misstatement to our annual or interim condensed consolidated financial statements that would not be prevented or detected on a timely basis.

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

Remediation of Material Weaknesses in Internal Control Over Financial Reporting

In order to remediate the material weakness relating to ITGCs, management is taking remediation actions including: (i) developing and enhancing IT compliance oversight capabilities with specific focus over identification and execution of appropriate ITGCs; (ii) developing a training program addressing ITGCs and policies, including educating control owners concerning the principles and requirements of each control, with a focus on those related to user access and change management over IT systems impacting financial reporting; (iii) developing and maintaining documentation of underlying ITGCs to promote knowledge transfer upon personnel and function changes; and (iv) implementing an IT management review and testing plan to monitor ITGCs with a specific focus on systems supporting our financial reporting processes. In order to remediate the material weakness relating to the consolidation process, including the proper accounting of foreign exchange transactions between the Company and its foreign subsidiaries, management plans to implement financial reporting control changes to address the material weakness, evaluate the adequacy of resources surrounding its consolidation process and train individuals in the proper accounting treatment for foreign currency transactions and consolidation under US GAAP. This training is expected to be completed in the fourth quarter of 2023. Management has also hired additional staff to oversee the implementation and testing of these remediation actions. To further remediate the existing material weakness identified herein, the management team, including the Chief Executive Officer and Chief Financial Officer, have reaffirmed and re-emphasized the importance of internal controls, control consciousness and a strong control environment. We are committed to maintaining a strong control environment and believe that these remediation efforts represent continued improvement in our control environment. We also expect to continue to review, optimize and enhance our financial reporting controls and procedures. A material weakness will not be considered remediated until the applicable remediated control operates for a sufficient period of time and management has concluded, through testing, that this enhanced control is operating effectively.

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

Other than our integration of the Broadbean business and the remediation efforts described above, there have been no changes in our internal control over financial reporting during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2022 contains a discussion of the material risks associated with our business. Other than as set forth below, there have been no material changes to the risks described in such Annual Report on Form 10-K.

We entered into a Commitment Letter for a $77.5 million aggregate principal amount senior secured term loan facility, which we expect to close in the fourth quarter of 2023. If the Term Loan does not close, we anticipate we will require additional liquidity to continue our operations for the next twelve months.

As of September 30, 2023, we had $72.1 million in cash and cash equivalents, and in August 2023, we entered into a three-year credit agreement with Alterna Capital Solutions, LLC (“ACS”) under which we are initially able to borrow, at our discretion and throughout the term, up to $30.0 million against certain domestic receivables (the “Credit Facility”), subject to the lender’s approval of such domestic receivables. There were no amounts outstanding under the Credit Facility as of September 30, 2023. In November 2023, we entered into a Commitment Letter for a $77.5 million aggregate principal amount Term Loan, of which we will use $37.5 million to repurchase $50.0 million of our existing Convertible Notes and the remainder will be used for general corporate purposes. We intend to replace our Credit Facility with Alterna Capital Solutions, LLC with the Term Loan. We believe that our ability to borrow up to $30,000 under the Credit Facility, subject to the lender’s approval of qualifying domestic receivables, and the net proceeds from the Term Loan, if consummated, when combined with our cash and cash equivalents, will allow us to meet our anticipated cash requirements for the next twelve months. If we are unable to borrow up to the full $30.0 million under the Credit Facility or the Term Loan does not close, however, we anticipate we will require additional liquidity to continue our operations over the next twelve months.

In determining our cash requirements for the next twelve months, our estimates regarding our operating expense and capital expenditure requirements are based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate. Moreover, it is particularly difficult to estimate with certainty our future expenses given the dynamic nature of our business and widespread macroeconomic and geopolitical uncertainties, including labor shortages, inflation rates and the responses by central banking authorities to control inflation such as higher interest rates, monetary supply shifts, disruptions in access to bank deposits or lending commitments due to bank failures and the threat of recession in the United States and around the world, as well as disruptions from the Russia-Ukraine conflict and the war in Israel. As a result, we may have to delay, reduce the scope of, suspend or eliminate one or more of our product offerings or lines of business.

We expect to close the Term Loan in the fourth quarter of 2023. As a result of closing the Term Loan, we will incur increased interest expense. Also, we have agreed to issue warrants to purchase up to 3,008,540 shares at an exercise price of $2.576 per share and, subject to certain conditions and limitations, we may elect to pay portions of our Term Loan and interest payments with shares of our common stock. These issuances of common stock may be dilutive to our stockholders.

If we are unable to borrow up to the full $30.0 million under the Credit Facility or do not close the Term Loan, we believe we will require additional liquidity to continue our operations over the next twelve months. However, there can be no assurance that we will be able to obtain additional financing or on terms acceptable to us or at all. If we do raise additional funds through future issuances of equity or convertible debt securities, our stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we may secure in the future could involve debt service obligations and restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. Also, market volatility, including as a result of the macroeconomic and geopolitical factors discussed above, could adversely increase our need to access capital and likewise, adversely impact our ability to access capital as and when needed. Our failure to raise capital or on acceptable terms would have a negative impact on our ability to continue to support our business growth, scale our infrastructure, develop product enhancements and respond to business challenges, and we may have to delay, reduce the scope of, suspend or eliminate one or more of our product offerings or programs. Any of the above events could significantly harm our business, financial condition, results of operations, prospects and ability to compete, and cause the price of our common stock to decline.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected and corrected on a timely basis. We have previously identified multiple material weaknesses in our internal control over financial reporting.

During the preparation of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, management identified a material weakness in internal control over financial reporting relating to the consolidation process and review of financial statements specifically pertaining to the Company’s design of controls to determine proper accounting for certain foreign exchange transactions and translation between Veritone, Inc. and certain foreign subsidiaries. This material weakness did not result in any identified material misstatements to the financial statements. However, this material weakness could have resulted in a material misstatement to the Company's annual or interim condensed consolidated financial statements that would not be prevented or detected on a timely basis. While the adjustments identified were not material to the financial statements for the three and nine months ended September 30, 2023 and there were no changes to previous periods, based on the volatility of the foreign currency exchange rates and cumulative materiality of the outstanding intercompany balance, the calculated amounts could have resulted in a material misstatement to our annual or interim condensed consolidated financial statements that would not be prevented or detected on a timely basis.

During the preparation of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, management identified a material weakness in internal control over financial reporting relating to information technology general controls (“ITGCs”) in the areas of user access and change-management over certain information technology (“IT”) systems that support our financial reporting processes. Our business process automated and manual controls that are dependent on the affected ITGCs were also deemed ineffective because they could have been adversely impacted. These control deficiencies were a result of user access and change management processes over certain IT systems. Although this material weakness did not result in any identified misstatements to the financial statements and there were no changes to previously released financial results, this material weakness could have resulted in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected on a timely basis. Management is taking remediation actions with respect to this material weakness including: (i) developing and enhancing IT compliance oversight capabilities with specific focus over identification and execution of appropriate ITGCs; (ii) developing a training program addressing ITGCs and policies, including educating control owners concerning the principles and requirements of each control, with a focus on those related to user access and change management over IT systems impacting financial reporting; (iii) developing and maintaining documentation of underlying ITGCs to promote knowledge transfer upon personnel and function changes; and (iv) implementing an IT management review and testing plan to monitor ITGCs with a specific focus on systems supporting our financial reporting processes.

During the preparation of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, management identified that a material weakness in internal control over financial reporting existed relating to the appropriate oversight and sufficient review of the work performed by third-party specialists on our behalf and the coordination of work being performed by more than one specialist. Such third-party specialists were used in the preparation of (i) our valuation of contingent consideration, (ii) our valuation of certain identified intangible assets and (iii) our purchase price allocation pursuant to ASC 805, Business Combinations, in connection with our acquisition of PandoLogic Ltd. The material weakness resulted in the restatement of the unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2022 and immaterial misstatements to the consolidated financial statements for the year ended December 31, 2021. Additionally, this material weakness could have resulted in a misstatement of certain accounting estimates or disclosures that would have resulted in a material misstatement of our annual consolidated financial statements that would not have been prevented or detected on a timely basis. We concluded this material weakness had been remediated as of December 31, 2022.

To further remediate the material weakness identified herein, the management team, including the Chief Executive Officer and Chief Financial Officer, have reaffirmed and re-emphasized the importance of internal controls, control consciousness and a strong control environment. If we are not able to remediate the existing material weaknesses, or if we identify any new material weaknesses in the future, we may be unable to maintain compliance with the requirements of securities laws, stock exchange listing rules, or debt instrument covenants regarding timely filing of information; we could lose access to sources of capital or liquidity; and investors may lose confidence in our financial reporting and our stock price may decline as a result. Though we are taking steps to remediate the existing material weaknesses, we cannot be assured that the measures we have taken to date, or any measures we may take in the future, will be sufficient to remediate the material weakness or avoid potential future material weaknesses.

As a result of the material weaknesses described above and other related matters raised or that may in the future be identified, we face potential for adverse regulatory consequences, including investigations, penalties or suspensions by the SEC or NASDAQ, litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weakness in our internal control over financial reporting and the preparation of our consolidated financial statements. As of the date of this filing, we have no knowledge of any such regulatory consequences, litigation, claim or dispute. However, we can provide no assurance that such regulatory consequences, litigation, claim or dispute will not arise in the future. Any such regulatory consequences, litigation, claim or dispute, whether successful or not, could subject us to additional costs, divert the attention of our management, or impair our reputation. Each of these consequences could have a material adverse effect on our business, results of operations and financial condition.

Our business has been and may continue to be negatively affected by macroeconomic and geopolitical factors, including economic disruption caused by the COVID-19 pandemic, the Russia-Ukraine conflict and related sanctions, the war in Israel, inflation rates and the responses by central banking authorities to control inflation, monetary supply shifts and the threat of recession in the United States and around the world .

Global economic and business activities continue to face widespread macroeconomic and geopolitical uncertainties, including labor shortages, inflation rates and the responses by central banking authorities to control inflation such as higher interest rates, monetary supply shifts, disruptions in access to bank deposits or lending commitments due to bank failures, the ongoing impact of the COVID-19 pandemic, and the threat of recession in the United States and around the world, as well as disruptions from the Russia-Ukraine conflict and the war in Israel. We continue to actively monitor the impact of these macroeconomic factors on our financial condition, liquidity, operations, suppliers, industry and workforce, and instituted certain cost saving measures for the during the second half of 2022 and the first nine months of 2023 as a result of these factors. The extent of the impact of these factors on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, and the impact on our customers, partners and employees, all of which are uncertain and cannot be predicted. These and other global economic conditions, including any new disruptions, have and may again negatively impact our business. For example, we have operations and an office in Israel, and as a result of the war with Hamas there, a number of our employees and family members of our employees have been conscripted into military service. In addition, our hiring solutions are sold to businesses that experience performance fluctuations based on factors including the demand for labor and the economic health of current and prospective employers. To the extent that economic uncertainty or attenuated economic conditions cause our current and potential customers to freeze or reduce their headcount, demand for our products and services has been, and may continue to be negatively affected. Adverse economic conditions have also caused and could continue to result in reductions in sales of our applications, longer sales cycles, reductions in contract duration and value, slower adoption of new technologies and increased price competition. For instance, beginning in March 2022, we experienced a reduction in hiring consumption from our largest customer, Amazon, and found that advertisers reduced spending across our managed services when compared to the same periods in the prior year. In addition, economic recessions have historically resulted in overall reductions in spending on software and technology solutions as well as pressure from customers and potential customers for extended billing terms. If economic, political, or market conditions deteriorate, or if there is uncertainty around these conditions, our current and potential customers may elect to decrease their software and technology solutions budgets by deferring or reconsidering product purchases, which could limit our ability to grow our business and negatively affect our operating results. Any of these events would likely have an adverse effect on our business, operating results and financial position.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

2.1†

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

10.1

Ledgered ABL Agreement, dated August 8, 2023, by and among Veritone, Inc., Veritone One, Inc., Table Rock Management, LLC, Pandologic, Inc., Veritone Enterprises, LLC, Veritone Digital, Inc. d/b/a T3 Media and Alterna Capital Solutions, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 14, 2023).

10.2

Commercial Guarantee, dated August 8, 2023, by Veritone Alpha, Inc., Performance Bridge Media, Inc., Machine Box, Inc., Veritone Politics, LLC, VocaliD, Inc. and Broadbean, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 14, 2023).

10.3†	Commitment Letter, dated November 7, 2023, by and among Veritone, Inc., certain funds managed by Highbridge Capital Management, LLC and other lenders party thereto.

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1+	Certifications pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, has been formatted in Inline XBRL.

† The Company has omitted portions of the referenced exhibit pursuant to Item 601(a)(5) of Regulation S-K under the Securities Act. The Company agrees to furnish supplementally a copy of all omitted exhibits, schedules and annexes to the Securities and Exchange Commission upon request.

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

Veritone, Inc.

November 14, 2023	By:	/s/ Michael L. Zemetra
Michael L. Zemetra
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)