Form 10-K
period 2023-12-31
Veritone, Inc.
filed 2024-04-01
CIK 1615165

o

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-38093

Veritone, Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-1161641
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1615 Platte Street, 2nd Floor, Denver, Colorado	80202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (888) 507-1737

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, Par Value $0.001 per share	VERI	The NASDAQ Stock Market LLC

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

As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock held by non-affiliates was approximately $126.0 million, calculated based upon the closing price of the registrant’s common stock as reported by the NASDAQ Stock Market on such date.

As of March 25, 2024, 37,132,161 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information that is required to be included in Part III of this Annual Report on Form 10-K is incorporated by reference to the definitive proxy statement to be filed by the registrant within 120 days of December 31, 2023. Only those portions of the definitive proxy statement that are specifically incorporated by reference herein shall constitute a part of this Annual Report on Form 10-K.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we intend that such forward-looking statements be subject to the safe harbors created thereby. All statements made in this Annual Report on Form 10-K that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “continue,” “can,” “may,” “plans,” “potential,” “projects,” “seeks,” “should,” “will,” “would” or similar expressions and the negatives of those expressions may identify forward-looking statements, although not all forward-looking statements contain these identifying words. Such forward-looking statements include, but are not limited to, any statements that refer to projections of our future financial condition and results of operations, capital needs and financing plans, competitive position, industry environment, potential growth and market opportunities, acquisition plans and strategies, compensation plans, governance structure and policies and/or the price of our common stock.

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
•
our requirements for additional capital to support our business growth, service our debt obligations and refinance maturing debt obligations, and the availability of such capital on acceptable terms, if at all;
•
our reliance upon a limited number of key customers for a significant portion of our revenue, including declines in key customers’ usage of our products and other offerings;
•
our ability to realize the intended benefits of our acquisitions, divestitures and other planned cost savings measures, including our ability to successfully integrate our recent acquisition of Broadbean (as defined in Note 3);
•
our identification of existing material weaknesses in our internal control over financial reporting;
•
fluctuations in our results over time;
•
the impact of seasonality on our business;
•
our ability to manage our growth, including through acquisitions and expansion into international markets;
•
our ability to enhance our existing products and introduce new products that achieve market acceptance and keep pace with technological developments;
•
actions by our competitors, partners and others that may block us from using third party technologies in our aiWARE platform, offering it for free to the public or making it cost prohibitive to continue to incorporate such technologies into our platform;
•
interruptions, performance problems or security issues with our technology and infrastructure, or that of our third party service providers;
•
the impact of the continuing economic disruption caused by macroeconomic and geopolitical factors, including the COVID-19 pandemic, the Russia-Ukraine conflict, the war in Israel, financial instability, inflation and the responses by central banking authorities to control inflation, monetary supply shifts and the threat of recession in the United States and around the world;
•
increasing interest rates, inflationary pressures and the threat of a recession in the United States and around the world on our business operations and those of our existing potential customers; and
•
any additional factors discussed in more detail in “Item 1. Business” and “Item 1A. Risk Factors” of Part I and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II of this Annual Report on Form 10-K.

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
•
We intend to acquire other companies, businesses or technologies, which could be expensive, divert our management’s attention, fail to achieve the expected benefits or expose us to other risks.
•
We have expanded our international operations, more recently in the second half of 2023 as a result of our Broadbean acquisition, which exposes us to significant risks, and we may further expand our international operations in the future through organic growth and/or non-organic growth through future acquisitions.
•
Our business has been and may continue to be negatively affected by macroeconomic and geopolitical factors, including lingering economic disruption caused by the COVID-19 pandemic (“COVID-19”), the Russia-Ukraine conflict, the war in Israel, inflation rates and the responses by central banking authorities to control inflation, monetary supply shifts and the threat of recession in the United States and around the world.

Risks Related to the Development and Operation of Our aiWARE Platform and other Products

•
If we are not able to enhance our existing products or introduce new products that achieve market acceptance and keep pace with technological developments, our business could be harmed.
•
Our competitors, partners or others may acquire technologies used in aiWARE and offer them for free or make it cost prohibitive for us to incorporate those technologies into aiWARE. Partners and third party technology providers may terminate their relationship with us, adversely affecting the functionality of aiWARE.
•
We rely on third parties to develop AI models for our platform and to integrate them with our platform.
•
If we are not able to develop a strong brand for our aiWARE platform and other products or increase market awareness of our company and our platform and other products, then our business may be adversely affected.
•
Interruptions or performance problems associated with our technology and infrastructure, or that of our third party service providers including AWS and Azure, may adversely affect our business and operating results.
•
A security breach of our platform, networks, systems or data could have an adverse effect on our business and reputation.
•
Our ability to use our loss carryforwards may be limited.

Risks Related to our Indebtedness and Liquidity

•
Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our operations to pay our debt obligations.
•
If we are not able to achieve certain cost synergies from our prior acquisitions and cost savings from our planned cost reduction measures, we may need additional liquidity to continue our operations over the next twelve months.
•
We may require additional capital to grow our business, service our debt obligations or refinance our maturing debt obligations, and this capital might not be available on acceptable terms, if at all.
•
The Credit Agreement (as defined below) contains restrictive covenants that may impair our ability to access sufficient capital and operate our business.

•
An adverse change in market interest rates could increase our interest costs on existing and future debt and could adversely affect our stock price.

Risks Related to Target Markets, Competition and Customers

•
The success of our business depends on our ability to expand into new vertical markets and attract new customers in a cost-effective manner.
•
We generate substantial revenue from a single customer and the loss of such customer may harm our business.
•
We currently generate significant revenue from a limited number of key customers and the loss of one or more of those customers or a significant reduction in the revenues generated from those customers may harm our business, results of operations and financial results.
•
Technological advances may disrupt the labor market and weaken demand for human capital at a rapid rate.
•
Significant segments of the market for talent acquisition software and services may have hiring needs and service preferences that are subject to greater volatility than the overall economy.
•
Our sales efforts related to our Software Products & Services involve considerable time and expense, and our sales cycle is often long and unpredictable.
•
Advertising customers periodically review and change their advertising requirements and relationships. If we are unable to remain competitive or retain key customers, our business may be adversely affected.
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
•
Our use of open source software could negatively affect our ability to sell our products or subject us to litigation.

Risks Related to Regulatory Compliance

•
We are subject to stringent and evolving U.S. and foreign laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. These legal and other obligations could require us to make changes to our business, impose additional costs on us and reduce the demand for our software products and solutions. Our actual or perceived failure to comply with such obligations could also lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse business consequences.
•
Tax authorities in the United States and in foreign jurisdictions may successfully assert that we, including our acquired companies, should have collected, or in the future should collect, sales, use, value added, or similar taxes, and we could be subject to substantial liabilities with respect to past or future transactions.
•
Recent and proposed laws regarding the use of facial recognition technology, the processing of biometric data, and the use of AI, automated decision-making and machine learning technologies could increase compliance costs or otherwise make it harder for us to conduct our business, require us to change our business practices, lead to regulatory investigations or actions, and have a material adverse effect on demand for certain of our products.

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

v

PART I

Item 1. Business.

Overview

Veritone, Inc. (collectively with our subsidiaries, referred to as “Veritone,” “Company,” “we,” “our,” and “us”) is a provider of artificial intelligence (“AI”) computing solutions and services and certain advertising and licensing services. We are driven by the belief that AI is key to building a safer, more efficient, transparent and empowered society. Our mission is to be an active contributor to making the world better through AI. As creators of one of the world’s first AI operating systems, we are augmenting the human workforce by transforming use-case concepts into tangible, industry-leading applications and solutions.

Our proprietary AI operating system, aiWARETM, uses machine learning algorithms, or AI models, together with a suite of powerful applications, to reveal valuable insights from vast amounts of structured and unstructured data. aiWARE serves as the foundation for our AI solutions and bespoke applications and offers access to hundreds of cognitive engines through one common software infrastructure. Highly modular and customizable, aiWARE enables expansive scale with the flexibility to deploy in the cloud, at the edge or in hybrid environments. Our aiWARE platform offers capabilities that are designed to mimic human cognitive functions such as perception, prediction and problem solving, enabling users to quickly, efficiently and cost effectively transform unstructured data into structured data, and analyze and optimize data to drive business processes and insights. aiWARE is based on an open architecture that enables new AI models, applications and workflows to be added quickly and efficiently, resulting in a scalable and evolving solution that can be leveraged by organizations across a range of industries.

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

Our presence is primarily in the United States, the United Kingdom, France, Australia, Israel and India.

The Market Opportunity

Today, the existence of unstructured data is growing rapidly, creating significant challenges for companies and governments across the globe, including how to create systematic solutions to address the ever-increasing volume of unstructured data. Whether it is government or state and local law enforcement agencies trying to solve crimes through the analysis of unstructured video evidence, a media company searching years of television archives for specific images and video content, or global employers trying to operationalize high volumes of hiring data, we believe AI is the only efficient solution to these complex challenges.

To address the ever-growing challenges surrounding unstructured data, we developed aiWARE, our proprietary AI operating system. aiWARE orchestrates AI models, together with a suite of powerful applications, to reveal valuable insights from vast amounts of structured and unstructured data. aiWARE offers capabilities that are designed to mimic human cognitive functions such as perception, prediction, problem solving and optimization, enabling users to quickly, efficiently and cost effectively transform unstructured data into structured data, and analyze and optimize data to drive business processes and insights.

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

Our current architecture gives us the flexibility to deploy many of aiWARE’s capabilities in virtually any environment, including select arm64 architectures. We are continuing to enhance the portability of aiWARE to provide substantially all of the features and functionality of the platform within any environment to meet our customers’ needs.

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

Commercial Enterprise

Commercial Enterprise today consists of customers in the commercial sector, including media and entertainment, advertising, content licensing and our hiring solutions customers, which we now refer to as “Veritone Hire.” To date, the majority of our Software Products & Services and Managed Services revenue is generated from our Commercial Enterprise customers.

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
•
Veritone Hire Solutions. Cloud-native software portal and applications enabling employers to recruit and operate programmatic advertising software to optimize the efficiency of their hiring processes. Our Broadbean software is integrated into over 100 unique applicant tracking systems and enables customers to access over 2,500 international job boards to streamline hiring efforts, and our PandoIQ software leverages predictive AI algorithms and machine-learning to help employers save money on their job advertising and source talent faster. The PandoSelect platform pairs the PandoIQ programmatic software with conversational AI to provide employers with an all-in-one dashboard to source, engage, qualify, and manage candidates.
•
Veritone Voice. Synthetic voice solution that allows content creators and owners across numerous industries to securely create and monetize verified AI voices that can be transformed into different languages, dialects, accents and more. In addition to a self-serve application for voice projects with over 450+ stock voices across 225+ languages, Veritone’s voice solution offers Premium Voices with over 70+ recognizable voice-artist approved AI voices to license, as well as custom voice cloning, a consent-driven cloning solution using text-to-speech or speech-to-speech.

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
o
MicroMentions™. On-demand live read ad unit solution that gives broadcasters the opportunity to execute 10, 15 or 30 second ads outside of their scheduled ad inventory on a guaranteed CPT (cost per thousand) basis. MicroMentions leverages aiWARE to programmatically manage clearance and verification of, and provide near real-time analytics for, these live reads.
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

Government and Regulated Industries

Government & Regulated Industries consists of customers in government and regulated industries, including our state, local and federal government, legal and compliance customers. To date, Government & Regulated Industries represents a smaller portion of our consolidated revenue; however, in fiscal 2023, Government & Regulated Industries grew 56% as compared to fiscal 2022. We believe that there are near and long term opportunities in Government & Regulated Industries to further grow our business during fiscal 2024 and beyond.

Government & Regulated Industries markets include state and local government, legal and compliance markets, including law enforcement, legal and judicial professionals, and companies and regulatory bodies in highly regulated industries. Law enforcement and other government agencies regularly accumulate large amounts of unstructured audio and video data, including from police body cameras, police car recorders, interview room cameras, 911 audio tapes and surveillance cameras. Historically, in most cases, investigators have had to review audio and video data manually, a task that consumes huge amounts of time and delays investigations. In addition, public agencies are required to provide certain information, which may include audio and video files, in response to requests from the public. Reviewing video footage to identify and authenticate the appropriate footage to be disclosed, and to redact facial images and other sensitive information prior to disclosure, have historically been time-consuming and largely manual processes. Today, law enforcement and other government agencies can leverage our aiWARE platform and applications to organize, review, analyze and gain insight from their various data sources to enhance their investigative workflows and to support their public disclosure requirements.

Within the legal market, our AI technologies support eDiscovery, the process of identifying, collecting and producing electronically stored information, where audio and video content analysis is playing an increasingly important role in civil litigation and criminal proceedings. Our aiWARE platform’s applications and cognitive capabilities are designed to enable users to quickly search and analyze large volumes of audio files, video files, text-based documents and other electronically stored information to identify particular words, phrases, faces, objects and voices, and to redact sensitive information prior to production, increasing the speed, reducing the cost, and improving the results of discovery processes.

Software Products & Services used by our Government & Regulated Industries customers include:

•
aiWARE Anywhere. Provides deployment options for our aiWARE platform that lets customers harness the power of AI anywhere, any time. It provides a common software infrastructure that lets customers use end-to-end, AI-powered solutions — from data ingestion to intelligent data analysis — in either general or industry-specific applications. aiWARE Anywhere deployment options include on-premises, in the Veritone cloud, or in a private cloud, depending on our customers’ needs.
•
Veritone Contact. Saves time and costs for law enforcement officers by using a centralized system to automate the collection and reporting data compliant with the Racial Identity and Profiling Act (RIPA).
•
IDentify. Enables law enforcement and judicial agencies to increase the speed and efficiency of investigative workflows. IDentify allows users to upload and maintain booking and known offender databases in aiWARE and use facial recognition technology to automatically compare these databases with video and photographic evidence, such as footage from body cameras, dash cameras and CCTV surveillance cameras, to identify potential suspects for further investigation. IDentify gives agencies a powerful tool to augment their investigative workflows, saving valuable time and resources and helping them investigate cases faster.

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
•
Tracker. Monitors people in video, providing insights to help assess the visual description of a person of interest in a scene, what they are doing, and who they are with. Tracker enables our customers to monitor multiple video recordings and feeds when dealing with occlusion within crowded areas and impacts from lighting and distance. Tracker tracks the human body and head, whether or not the head is turned or at an unidentifiable angle and can also track clothing or anything identifiable across multiple videos and feeds. Government, law enforcement, and justice organizations have used Tracker to find persons of interest from disparate video files and build an understanding of their activities and associations. This type of “digital forensics” can help investigators create a narrative around an event or an individual contained in a video capturing a crime or an object of interest to track.
•
Intelligent Digital Evidence Management System (“iDEMS”). Built on Veritone’s award-winning aiWARETM platform, iDEMS is a cloud-based platform suite comprised of Veritone’s market-leading public sector solutions – Veritone Investigate, Redact, Illuminate, Tracker and IDentify. iDEMS has seamless downstream workflows to centralize digital evidence, streamline redaction, improve analysis and evidence discovery, track persons of interest across all containerized content files and identify persons of interest from an existing records database. The solution also provides technical workflow integrations with many of the industry’s leading software platforms and tools.

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

Customers

Software Products & Services

We market and sell our Software Products & Services to customers in the Commercial Enterprise and Government & Regulated Industries markets. During 2023, ten customers accounted for approximately 44% of the total revenues from our Software Products & Services, with one customer accounting for approximately 22% of the total revenues from Software Products & Services. As we continue to grow our revenues from our Software Products & Services across our markets, we believe that our dependence on any single customer or group of customers will be reduced.

Managed Services

We market and sell our advertising Managed Services to customers that make significant investments in advertising, particularly in native and spot-based advertising campaigns delivered over broadcast radio, satellite audio, streaming audio, podcasting, digital video services and other social media channels. During 2023, ten advertising customers accounted for approximately 50% of the total revenues from our Managed Services, with one advertising customer accounting for approximately 12% of the total Managed Services revenues. We market and sell our content licensing Managed Services to customers such as major sports networks, advertising agencies, and film production companies that require high value content for their broadcasts and projects. During 2023, ten content licensing customers accounted for approximately 12% of the total Managed Services revenues.

Competition

Software Products & Services

The market for AI-enabled solutions is rapidly evolving and highly competitive, and we face competition from various sources, including large, well-capitalized technology companies such as Google, Microsoft, Amazon and Palantir. In the case of our Veritone Hire solutions, the market for talent acquisition software and services is highly competitive, rapidly evolving and fragmented, and we face competition from programmatic job advertising software companies, traditional human capital management (HCM) companies, companies primarily focused on offering applicant tracking systems, and providers of point solutions for specific use cases such as for recruitment marketing, and these companies include, without limitation, Oracle and SAP.

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

As of March 25, 2024, in the United States, we have 33 issued patents, which expire between 2029 and 2042, and have 14 patent applications pending for examination. As of such date, we also had 20 issued patents and 5 patent applications pending for examination in foreign jurisdictions (including international PCT applications), all of which are based on counterpart U.S. patent applications pursued by us. In addition, we have registered, or have applied for registration of, numerous trademarks, including Veritone and aiWARE, in the United States and in several foreign jurisdictions. We seek to protect our intellectual property rights by implementing a policy that requires our employees and independent contractors involved in development of intellectual property on our behalf to enter into agreements acknowledging that all works or other intellectual property generated or conceived by them on our behalf are our property, and assigning to us any rights, including intellectual property rights, that they may claim or otherwise have in those works or property, to the extent allowable under applicable law.

Seasonality

We experience seasonal fluctuations in our revenue and operating performance as a result of the utilization of our platform and associated revenues from our Software Products & Services. In particular, our Veritone Hire revenues have historically been higher in the second half of each fiscal year, consistent with the hiring cycles of our larger customers. We also experience seasonality a result of factors such as the timing of large projects, the length and complexity of our sales cycles, trends impacting our target vertical markets and our revenue recognition policies and any changes we make to those policies. Within a given quarter, a higher proportion of our agreements are signed toward the end of such quarter. Although these seasonal factors are common in the technology industry, historical patterns should not be considered a reliable indicator of our future sales activity or performance.

Regulatory Environment

We are subject to a number of U.S. federal, state, local and foreign laws and regulations, including within the United Kingdom, Israel and parts of Europe, that involve matters central to our business. These laws and regulations involve privacy, data protection, intellectual property, competition, consumer protection and other subjects.

Our customers utilize our products and services to process, analyze and store data in a manner which may cause us to carry out certain processing of personal data that is subject to data protection and privacy laws in various jurisdictions including the European Union and United Kingdom General Data Protection Regulation (“GDPR”), the California Consumer Privacy Act, as amended (“CCPA”), laws regulating the use of AI, automated decision making, machine learning, and biometric technologies (including facial recognition), and similar laws and regulations in other jurisdictions, including states and localities within the United States. Under these data protection and privacy laws, we may be required to maintain certain technical and organizational measures designed to ensure the security and protection of personal data and information, and we may be required to comply (either directly or indirectly pursuant to requirements of our contracts with customers) with a number of requirements with respect to individuals whose personal data or information we collect and process, including, among others, notification requirements and requirements to comply with requests from individuals to (i) opt out of collection, processing and/or sale of their data or information, (ii) delete their data or information, and (iii) receive copies of and other information regarding our collection and processing of their data or information.

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

Human Capital Resources

As of March 25, 2024, we had a total of 696 employees, 664 of whom were full-time employees. 196 of our U.S-based employees are located in California, with another 257 employees located in 36 other states. We also have 72 employees located in Israel and 171 employees located in other countries.

We believe that our employees are our greatest asset and our company culture is a critical component of our success. We strive to create a diverse and inclusive work environment in which all employees feel a strong sense of community and embody our core values. 39.6% of our employees are women, and 49.5% of our employees are members of ethnic or racial minorities and other legally protected classes. We have implemented a number of initiatives to ensure that our employees are engaged and motivated to work hard and have fun at the same time. We conduct employee engagement surveys to gauge employee satisfaction, identify areas for improvement and implement positive change to evolve and better our company culture.

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

Company Information

We were incorporated as a Delaware corporation on June 13, 2014. Our corporate headquarters are located at 1615 Platte Street, 2nd Floor, Denver, Colorado 80202. Our telephone number is (888) 507-1737. Our principal website address is www.veritone.com. The information provided on, or accessible through, our website is not a part of this Annual Report on Form 10-K, nor is such information incorporated by reference herein, and such information should not be relied upon in determining whether to make an investment in our common stock.

Available Information

This Annual Report on Form 10-K and our quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act, are available free of charge on the investor relations section of our website at investors.veritone.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We will also provide electronic or paper copies of such reports free of charge, upon request made to our Corporate Secretary at 1615 Platte Street, 2nd Floor, Denver, Colorado 80202. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

We use our investor relations website as a channel of distribution for important company information, including news and commentary about our business and financial performance, webcasts of our earnings calls and investor events, SEC filings, and corporate governance information, including information regarding our board of directors (our “Board”), our board committee charters and code of business conduct and ethics. The information provided on, or accessible through, our investor relations website is not a part of this Annual Report on Form 10-K, nor is such information incorporated by reference herein, and such information should not be relied upon in determining whether to make an investment in our common stock.

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

The market for AI-based software applications is still relatively new and evaluating the size and scope of the market is subject to a number of risks and uncertainties. We believe that our future success will depend in large part on the growth of this market. The utilization of our platform and solutions by customers is also still relatively new, and customers may not recognize the need for, or benefits of, our platform and solutions, which may prompt them to cease use of our platform and solutions or decide to adopt alternative products and services to satisfy their cognitive computing, search and analytics requirements. Our ability to access and extend our position in the markets that our platform and solutions are designed to address depends upon a number of factors, including the cost, performance and perceived value of our platform and solutions, as well as regulatory scrutiny over our products and technologies. As AI technologies become increasingly incorporated into various mainstream products and offerings and these technologies advance and develop, regulatory scrutiny of AI technologies, potentially including our products, will likely increase. Market opportunity estimates are subject to significant uncertainty and are based on assumptions and estimates, including our internal analysis and industry experience. Assessing the market for our solutions is particularly difficult for several reasons, including limited available information and rapid evolution of the market.

In addition, AI presents risks and challenges that could hinder its further development, adoption and use in the markets that we serve. AI algorithms may be flawed, datasets may be insufficient or contain biased information, and the results and analyses that our AI solutions assist in producing may be deficient, inaccurate or biased. For example, biased datasets and results could produce results that are objectionable to customers using our Veritone Hire technologies. Further, use of AI technologies in certain scenarios present ethical concerns. If we enable or offer AI solutions that produce deficient or inaccurate results and analyses, or that are controversial due to human rights, privacy or other social issues, we may experience lower-than-expected demand for our products and services, or competitive, brand or reputational harm.

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

We experience quarterly variations in the timing of revenues from our Software Products & Services as a result of numerous factors, such as the timing of large projects, the length and complexity of our sales cycles and trends impacting our target vertical markets. In particular, our Veritone Hire solutions have historically experienced seasonality in terms of when we enter into customer agreements for our products and services. Consistent with the hiring patterns of our customers, a higher percentage of related revenue is earned in the second half of each year. Within a given quarter, often a significant portion of our agreements are signed toward the end of the quarter. This seasonality is reflected to a lesser extent in our revenue due to the fact that we generally recognize subscription revenue over the term of the customer agreement. We expect this seasonality to continue, which may cause fluctuations in certain of our operating results and financial metrics, and thus difficulties in predictability of our operating results.

We have had a history of losses and we may be unable to achieve or sustain profitability.

We experienced net losses of $58.6 million and $25.6 million in fiscal years 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $429.9 million. In the fourth quarter of 2022, we generated a profit on a non-GAAP basis; however, we may not be able to sustain profitability throughout an entire fiscal year or in the future or at all. We expect to continue to expend substantial financial and other resources on, among other things:

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

We intend to continue to pursue the opportunistic acquisition of other companies, businesses or technologies, which could be expensive, divert our management’s attention, fail to achieve the expected benefits and/or expose us to other risks or difficulties.

As part of our growth strategy, we have acquired, and we intend to continue to acquire, businesses, services, technologies or intellectual property rights that we believe could complement, expand or enhance the features and functionality of our aiWARE platform and our technical capabilities, broaden our product and service offerings or offer growth opportunities for our business. For example, we closed on our acquisition of Broadbean in June 2023 and continue to work to integrate its business with our own. This acquisition strategy may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not such acquisitions are consummated. Acquisitions could also result in dilutive issuances of equity securities, the incurrence of debt, contingent liabilities, amortization expenses, impairment of goodwill and/or purchased long-lived assets, and restructuring charges, any of which could adversely affect our operating results and financial condition. In addition, we may face risks or experience difficulties successfully integrating acquired businesses, such as Broadbean, with our operations. These risks include:

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

We also may not achieve the anticipated benefits from the acquired business and may incur unanticipated costs and liabilities in connection with any such acquisitions. Additionally, if we are unable to complete an acquisition, we could lose market share to competitors who are able to make such an acquisition. Once an acquisition is closed, we may discover hidden costs, resource demands and potential liabilities that were not evident during the due diligence process, particularly when such process is undertaken on an accelerated timeline. Although we utilize representation and warranty insurance and standard indemnity provisions in these acquisition transactions, if we are unable to successfully assert a claim, if a claim is not covered by insurance or if these hidden costs prove greater than expected, our operations as a whole may be adversely affected. In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. If any of these results occurs, our business and financial results could be adversely affected.

We have expanded our international operations, including in the second half of 2023 as a result of our Broadbean acquisition, which exposes us to significant risks, and we intend to continue expanding international operations going forward.

In June 2023, and in conjunction with our acquisition of Broadbean, we expanded our operations into Europe and Asia Pacific. As part of our growth strategy, we may expand our operations further internationally. As of December 31, 2023, we had operations in the United Kingdom, other parts of Europe, Israel, Australia and India, and we expect, in the future, to open offices and hire employees in additional locations outside of the United States to service existing global customers, reach new customers and gain access to additional technical talent. Operating and expanding to new international markets requires significant resources and management attention and will subject us to uncertain regulatory, international tax, international conflicts, and economic and political risks. Because of our limited historical experience with expanded international operations, as well as developing and managing sales in international markets, our international expansion efforts may not be successful. In addition, we will face risks of doing business internationally that could adversely affect our business, including, but not limited to:

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
•
economic, international conflicts and political instability in some countries;

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

Our business has been and may continue to be negatively affected by macroeconomic and geopolitical factors, including lingering economic disruption caused by the COVID-19 pandemic, the Russia-Ukraine conflict, the war in Israel, inflation rates and the responses by central banking authorities to control inflation, monetary supply shifts and the threat of recession in the United States and around the world.

Global economic and business activities continue to face widespread macroeconomic and geopolitical uncertainties, including lingering economic disruption caused by the COVID-19 pandemic, the Russia-Ukraine conflict, the war in Israel, inflation rates and the responses by central banking authorities to control inflation, monetary supply shifts and the threat of recession in the United States and around the world. We continue to actively monitor the impact of these macroeconomic factors on our financial condition, liquidity, operations, suppliers, industry and workforce, and instituted certain cost saving measures during the second half of 2022 and during 2023 as a result of these factors. The extent of the impact of these factors on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, and the impact on our customers, partners and employees, all of which are uncertain and cannot be predicted. These and other global economic conditions, including any new disruptions, have and may again negatively impact our business. For example, we have operations and an office in Israel, and as a result of the war with Hamas there, a number of our employees and family members of our employees have been conscripted into military service. In addition, our Veritone Hire solutions are sold to businesses that experience performance fluctuations based on factors including the demand for labor and the economic health of current and prospective employers. To the extent that economic uncertainty or attenuated economic conditions cause our current and potential customers to freeze or reduce their headcount, demand for our products and services has been, and may continue to be negatively affected. Adverse economic conditions have also caused and could continue to result in reductions in sales of our applications, longer sales cycles, reductions in contract duration and value, slower adoption of new technologies and increased price competition. For instance, beginning in March 2022, we experienced a reduction in hiring consumption from our largest customer, Amazon, and found that advertisers reduced spending across our managed services when compared to the same periods in the prior year. In addition, economic recessions have historically resulted in overall reductions in spending on software and technology solutions as well as pressure from customers and potential customers for extended billing terms. If economic, political, or market conditions deteriorate, or if there is uncertainty around these conditions, our current and potential customers may elect to decrease their software and technology solutions budgets by deferring or reconsidering product purchases, which could limit our ability to grow our business and negatively affect our operating results. Any of these events would likely have an adverse effect on our business, operating results and financial position.

We depend on our executive officers and other key employees, and the loss of one or more of these executive officers or key employees or an inability to attract and retain highly skilled employees could adversely affect our business.

Our success depends largely upon the continued services of our President, Chief Executive Officer and Chairman of our Board, Ryan Steelberg, and our other executive officers and senior management. We rely on our leadership team in the areas of strategy and implementation, research and development, operations, security, marketing, sales, support and general and administrative functions. We do not currently have any employment agreements with our executive officers or senior management team that require them to continue to work for us for any specified period, and, therefore, they could terminate their employment with us at any time. The loss of Ryan Steelberg, or one or more of the members of our management team, could adversely impact our business and operations and disrupt our relationships with our key customers.

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

A key element of our aiWARE platform is the ability to incorporate and integrate AI models developed by multiple third-party vendors, and we plan to continue to increase the number of third-party AI models incorporated into our aiWARE platform to enhance the performance and power of our platform. As we work to add new AI models to our platform, we may encounter difficulties in identifying additional high-quality AI models (particularly high performing, specialized models), entering into agreements for their inclusion in our ecosystem on acceptable terms or at all and/or in coordinating and integrating their technologies into our system. We may incur additional costs to modify and adjust existing functionalities of our platform to accommodate multiple classes of AI models, without the assurance that such costs can be recouped by the additional revenues generated by the new capabilities. As aiWARE becomes more complex and as we release enhancements to our platform that require changes to AI models, we may not be able to integrate third-party AI models in a seamless or timely manner due to a number of factors, including incompatible software, lack of cooperation from developers, insufficient internal technical resources, platform security constraints, and the inability to secure the necessary licenses or legal authorizations required. In addition, we have established a self-service development environment in which such third party developers integrate their AI models onto our platform, and we will be dependent in part upon their ability to do so effectively and quickly. We may not have full control over the quality and performance of third-party providers, and therefore, any unexpected deficiencies or problems arising from these third-party providers may cause significant interruptions in the operation of our platform. The failure of third party developers to integrate their AI models seamlessly into our platform and/or provide reliable, scalable services may impact the reliability of our platform and harm our reputation and business, results of operations and financial condition.

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

Our business success depends in part on the ability of customers to access our Software Products & Services and Managed Services at any time and within an acceptable amount of time. We have experienced, and may in the future experience, disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, introductions of new applications and functionality, software errors and defects, capacity constraints due to an increasing number of users accessing our platform or initiating large volumes of processing simultaneously, or security related incidents. In addition, we rely on third parties, including AWS and Azure, to operate critical business systems and process sensitive information in a variety of contexts, including for hosting, storage and other critical services, required to operate our Software Products & Services and Managed Services. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. As such, we are vulnerable to service interruptions, delays and outages experienced or caused by these third parties, and we may experience adverse consequences in the event these third-party service providers experience a security incident or other service interruption, delay or outage. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. Because we also incorporate diverse software and hosted services from many third-party vendors, we may encounter difficulties and delays in integrating and synthesizing these applications and programs, which may cause downtimes or other performance problems. It may become increasingly difficult to maintain and improve the performance of our platform, especially during peak usage times and as our platform becomes more complex or usage increases. Additionally, our reliance on third parties could introduce new cybersecurity risks and vulnerabilities, including supply-chain attacks. Such supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.

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

The security or operation of our platform, networks, computer systems or data, or those of third parties upon which we rely, may be breached or otherwise disrupted, and any such breach or other disruption could have an adverse effect on our business and reputation.

In the ordinary course of business, we process proprietary, confidential, and sensitive data, including proprietary and confidential business data, trade secrets, intellectual property, sensitive third-party data, business plans, transactions, financial information, and biometric data (collectively, sensitive information). Certain data privacy and security obligations may require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive information. In particular, the data processed and stored in our platform, networks, and computer systems by customers in the government market may contain highly sensitive data that is subject to protection under government regulations, and we are obligated to comply with stringent requirements related to the security of such data, such as FedRAMP and Criminal Justice Information Services (“CJIS”) security requirements.

Individuals or entities may attempt to penetrate our network, computer system or platform security, or that of our third-party hosting and storage providers and other third parties upon which we rely, and could gain access to our sensitive information, including customer data. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation, nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, the third parties upon which we rely, and our customers may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our services. For example, we have operations and third parties upon which we rely to support our business located in unstable regions and regions experiencing (or expected to experience) geopolitical or other conflicts, including in the Middle East, where businesses have experienced an increase in cyberattacks in relation to the Israel/Hamas conflict.

In addition, our network, computer system or platform may be subject to a variety of evolving threats, including but not limited to computer malware (including as a result of advanced persistent threat intrusions), viruses, worms and computer hacking, fraudulent use attempts, phishing and other social engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake), denial-of-service attacks, credential stuffing attacks, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, adware, attacks enhanced or facilitated by AI, and other similar threats, all of which have become more prevalent in our industry. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, loss of sensitive information and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Our data and information systems may also fail for reasons other than malicious activity, including but not limited to software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, telecommunications failures, earthquakes, fires, and floods.

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

These and other threats, attacks, disruptions, or accidents could result in the unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure, access or misappropriation of our proprietary or confidential information, including of our customers and their employees or third parties, and/or damage to our or our third party service providers’ platform, network, or computer systems.

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps designed to detect, mitigate and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties upon which we rely). However, we may not be able to detect and remediate all vulnerabilities because the threats and techniques used to exploit a vulnerability may change frequently and are often sophisticated in nature, and as a result, such vulnerabilities could be exploited but may not be detected until after a security incident has occurred. Further, we may experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Even if we have issued or otherwise made patches or information for vulnerabilities in our software applications, products or services, our customers may be unwilling or unable to deploy such patches and use such information effectively and in a timely manner. These vulnerabilities could be exploited and result in a security incident.

Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences. An actual or perceived security breach of our platform, network or computer systems, or those of our technology service providers or third party vendors, could result in adverse consequences such as the loss of business, financial losses, reputational damage, negative publicity, government enforcement actions (for example, regulatory investigations, orders, fines, penalties, audits, and inspections), additional reporting requirements and/or oversight, litigation (including class claims), indemnity obligations, damages for contract breach, civil and criminal penalties (including for violation of applicable laws, regulations or contractual obligations), restrictions on processing sensitive data (including personal data), diversion of management attention, interruptions in our operations (including availability of data), significant costs, fees and other monetary payments for remediation, and other similar harms.

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

If we fail or are perceived to have failed to maintain the reliability, security and availability of our platform, network, or computer systems, or if customers believe that our platform does not provide adequate security for the storage of sensitive information or its transmission over the Internet, we may lose existing customers and we may not be able to attract new customers, negatively impacting our ability to grow and operate our business. If we experience security breaches or cyber-attacks or fail to comply with security requirements related to our secure government cloud environment, we may lose our ability to obtain or maintain a FedRAMP certification, which could result in the loss of business from customers in the government market. Any of the foregoing could have a material adverse effect on our business, results of operations and financial position and negatively impact our ability to grow and operate our business.

The reliability and continuous availability of our platform and services is critical to our success. However, software such as ours can contain errors, defects, security vulnerabilities or software bugs that are difficult to detect and correct, particularly when such vulnerabilities are first introduced or when new versions or enhancements of our product are released. Additionally, even if we are able to develop a patch or other fix to address such vulnerabilities, such fix may be difficult to push out to our customers or otherwise be delayed. Furthermore, our business depends upon the appropriate and successful implementation of our platform and services by our customers. If our customers fail to use our platform or services according to our specifications, our customers may suffer a security incident on their own systems or other adverse consequences. Even if such an incident is unrelated to our security practices, it could result in our incurring significant economic and operational costs in investigating, remediating, and implementing additional measures to further protect our customers from their own vulnerabilities, and could result in reputational harm. In addition to security breaches, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveal competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Additionally, our sensitive information or sensitive information of our customers could be leaked, disclosed, or revealed as a result of or in connection with the use of generative AI technologies by our employees, personnel, or vendors.

Our ability to use our loss carryforwards may be limited.

As of December 31, 2023, we had U.S. federal, state and foreign loss carryforwards totaling approximately $181.2 million, $127.0 million and $25.0 million, respectively. These U.S. federal and state net operating loss carryforwards are projected to expire beginning in 2036 and 2028, respectively, unless previously utilized. The foreign loss carryforwards can be carried forward indefinitely. Under current law, U.S. federal net operating loss carryforwards arising in taxable years beginning after December 31, 2017, may be carried forward indefinitely, but our use of such net operating loss carryforwards in a tax year generally may not exceed 80% of such year’s taxable income. In addition, our U.S. federal net operating loss carryforwards may be subject to limitations under Section 382 of the Internal Revenue Code of 1986, as amended, if we have undergone or undergo an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in our equity ownership by certain stockholders over a rolling three-year period. We may have experienced such ownership changes in the past and may experience ownership changes in the future as a result of shifts in our stock ownership, some of which are outside our control. Our net operating loss carryforwards may also be impaired or restricted under state law. There is also a risk that due to other future regulatory changes, such as suspensions on the use of net operating losses, or other unforeseen reasons, our existing loss carryforwards could expire or otherwise be unavailable to offset future income tax liabilities. If we earn taxable income, such limitations could result in increased future income tax liability and our future cash flows or results of operations could be adversely affected.

Risks Related to our Indebtedness and Liquidity

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our operations to pay our debt obligations.

As of December 31, 2023, we had $77.5 million principal amount outstanding of senior secured indebtedness under the Term Loan (as defined below), maturing in December 2027, and $91.2 million aggregate principal amount outstanding of convertible senior notes maturing in November 2026. Our ability to make scheduled payments of the principal of, to pay interest on and to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring our debt or obtaining additional equity capital on terms that may be onerous or highly dilutive to our stockholders. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

If we are not able to achieve certain cost synergies from our prior acquisitions and cost savings from our planned cost reduction measures, we will need additional liquidity to continue our operations over the next twelve months.

As of December 31, 2023, we had liquidity of $79.4 million comprised of cash and cash equivalents, and we had debt consisting of $77.5 million principal amount outstanding under the Term Loan maturing in December 2027 and $91.2 million aggregate principal amount outstanding under our convertible senior notes maturing in November 2026. During the year ended December 31, 2023, we incurred a net loss of $58.6 million and used cash in operations of $76.4 million. As of December 31, 2023, we had an accumulated deficit of $429.9 million. We have a history of operating losses and negative operating cash flows. The amount of future losses and when, if ever, we will achieve profitability are uncertain. In addition, even if we achieve profitability, there can be no assurance that we will be able to maintain profitability in the future. Based on our liquidity position as of December 31, 2023 and our current forecast of operating results and cash flows, absent any other action, management determined that we will need additional liquidity to continue our operations for the foreseeable future, including over the next twelve months.

We may require additional capital to grow our business, service our debt obligations or refinance our maturing debt obligations, the amount of which will depend upon the size, timing, and structure of future working capital and general corporate needs and / or acquisitions, and this capital might not be available on acceptable terms, if at all.

As noted above, if we are not able to achieve certain cost synergies from our prior acquisitions and cost savings from our planned cost reduction measures, we will need additional liquidity to continue our operations for the foreseeable future, including over the next twelve months. We may also require additional capital to service our debt obligations or refinance our debt obligations as they come due. We have in the past and may again in the future engage in equity and/or debt financings to secure any needed additional funds. For example, in December 2023, we and certain of our subsidiaries, as guarantors, entered into a Credit and Guaranty Agreement (the “Credit Agreement”) with certain lenders and Wilmington Savings Fund Society, FSB, as administrative agent and collateral agent. The Credit Agreement provides for the $77.5 million senior secured term loan (the “Term Loan”), which was fully drawn by us on closing of the Term Loan. As of December 31, 2023, $77.5 million was outstanding under the Term Loan.

Any borrowings, including borrowings made to finance future strategic initiatives, could make us more vulnerable to a downturn in our operating results, a downturn in economic conditions, or increases in interest rates on borrowings that are subject to interest rate fluctuations. If our cash flow from operations is insufficient to meet our debt service requirements, we could then be required to sell additional equity securities, refinance our obligations or dispose of assets in order to meet our debt service requirements. Adequate financing may not be available if and when we need it or may not be available on terms acceptable to us. The failure to obtain sufficient financing on favorable terms and conditions could have a material adverse effect on our growth prospects.

Further, if we raise additional funds through future issuances of equity or convertible debt securities, our stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. If we do so, existing stockholders will experience dilution in the voting power of their common stock and earnings per share could be negatively impacted. The extent to which we will be able and willing to use issuances of equity or convertible debt securities for acquisitions and other strategic initiatives will depend on the market value of our common stock and the willingness of potential third parties to accept any such securities as full or partial consideration. Our inability to use issuances of our equity securities or convertible debt securities as consideration, to generate cash from operations, or to obtain additional funding through debt or equity financings in order to pursue our strategic initiatives could materially limit our growth.

The Credit Agreement governing our Term Loan contains debt service obligations and restrictive covenants that may impair our ability to access sufficient capital and operate our business.

The Credit Agreement governing our Term Loan contains various provisions that limit our ability, and certain of our subsidiaries’ abilities to, among other things, maintain unrestricted cash and cash equivalents of less than $15.0 million at any given time; create, incur, assume or guaranty certain indebtedness, liens, encumbrances and/or restrictions on our subsidiaries; make certain investments; make payments or distributions; undergo certain fundamental changes, including certain mergers, consolidations, liquidations, wind-ups and dissolutions; make sales, transfers and dispositions of certain property; sell, assign, pledge, encumber or dispose of interests in our subsidiaries; guarantee certain leases of real property; enter into certain transactions with certain stockholders and their affiliates; engage in certain lines of business; change our fiscal year-end or the fiscal year-end of our subsidiaries; make any changes in our or our subsidiaries’ accounting policies that are not required under GAAP; and make certain material amendments to, or permit certain material terminations or waivers of certain of our existing agreements. These covenants may impact our ability to operate and finance our business as we deem appropriate and may make it more difficult for us to obtain additional capital and pursue other business opportunities.

Our failure to meet our obligations as they become due or to comply with various financial covenants contained in the instruments governing our current or future indebtedness could constitute an event of default under the instruments governing our indebtedness, including the Credit Agreement. In such event, the holders of the affected indebtedness could declare all of that indebtedness immediately due and payable, which, in turn, could cause the acceleration of the maturity of all or part of our other indebtedness. We may not have sufficient funds available, or we may not have access to sufficient capital from other sources, to repay any accelerated debt. Even if we could obtain additional financing, the terms of the financing may not be favorable to us. In addition, substantially all of our assets are subject to liens securing the Term Loan. If amounts outstanding under the Term Loan were accelerated, our lenders could foreclose on these liens and we could lose substantially all of our assets. Any event of default under the instruments governing our indebtedness could have a material adverse effect on our business, financial condition and results of operations.

Any adverse change in market interest rates could increase our interest costs on existing and future debt and could adversely affect our stock price.

Our Term Loan accrues interest at a rate of Term SOFR plus 8.50% per annum, with a 3.00% floor for Term SOFR, payable quarterly. We anticipate that federal reserve rates will remain elevated and volatile in fiscal 2024, and that we will continue to experience higher interest rates accordingly. If interest rates increase, our interest costs could increase under our Credit Agreement and Term Loan. In addition, we may in the future incur additional indebtedness at increased interest rates in connection with entry into new credit facilities or financing other transactions. Increased cost associated with increased interest rates could make the financing of any acquisition more costly, as well as lower our current period earnings. Rising interest rates could limit our ability to refinance existing debt when it matures or cause us to pay higher interest rates upon refinancing.

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

We generate substantial revenue from a single customer, Amazon, for which there is no long-term contract with us. Given Amazon’s high concentration of revenue on our consolidated results, our revenue results may fluctuate significantly year over year based upon their hiring patterns. For example, during the third and fourth quarters of fiscal year 2022, we experienced a slowdown in our Average Annual Revenue (“AAR”) per customer which was almost entirely driven by a reduction in hiring consumption from Amazon. In addition, in May 2023, Amazon notified us that it made a decision to reduce its consumption of our human resources products and services, which reduction resulted in a reduction in our revenue of $10.0 million and $12.0 million for the quarters ended September 30, 2023 and December 31, 2023. In the event Amazon decides to terminate its contract with us, further reduce its budget for our Veritone Hire solutions, or develop a competing solution or otherwise take its recruitment and hiring needs in-house, and we are unable to obtain additional customers or increase our revenue from existing customers to offset the reduction of these revenues, we could experience a material adverse effect on our business, financial condition and reported revenue and results of operation.

We currently generate significant revenue from a limited number of key customers and the loss of one or more of those customers or a significant reduction in the revenues generated from those customers may harm our business, results of operations and financial results.

Our ten largest customers by revenue accounted for approximately 39% and 55% of our net revenues in fiscal years 2023 and 2022, respectively. One customer accounted for approximately 12% of net revenues in fiscal year 2023 and 25% in 2022.

Ten customers accounted for approximately 44% of our total Software Products & Services revenues in 2023, with one customer accounting for approximately 22% of our total Software Products & Services revenues. Ten customers accounted for approximately 50% of our total Managed Services revenues in 2023, with one customer accounting for approximately 12% of our total Managed Services revenues.

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

The success of our Veritone Hire solutions is dependent on our customers’ demands for talent. As technology continues to evolve, more tasks currently performed by people may be replaced by automation, robotics, machine learning, artificial intelligence and other technological advances outside of our control. This trend poses a risk to the talent acquisition industry as a whole, particularly in lower-skill job categories that may be more susceptible to such replacement.

Significant segments of the market for talent acquisition software and services may have hiring needs and service preferences that are subject to greater volatility than the overall economy.

The target customer segment for our Veritone Hire solutions spans a wide range of company characteristics, including company size, geography, and industry, among other factors. Hiring activity may vary significantly among businesses with different characteristics and accordingly, any concentration we may have among businesses with certain characteristics may subject us to high volatility in our financial results. Smaller businesses, for example, typically have less persistent hiring needs and may experience greater volatility in their need for talent acquisition software and services and preferences among providers of such services. Along with a relatively short sales cycle, smaller businesses may be more likely to change platforms based on short-term differences in perceived price, value, service level, or other factors. Difficulty in acquiring and/or retaining these businesses as customers may adversely affect our operating results.

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

There has been considerable patent and other intellectual property development activity in the AI industry, which has resulted in litigation based on allegations of infringement or other violations of intellectual property rights. Our future success depends, in part, on not infringing the intellectual property rights of others. In the future, we may receive claims from third parties, including our competitors, alleging that our platform and underlying technology infringe or violate such third party’s intellectual property rights, and we may be found to be infringing upon such rights. We may be unaware of the intellectual property rights of others that may cover some or all of our technology. In addition, in operating our platform, we rely significantly on software provided by third parties, including without limitation, generative AI models and applications, and we may become subject to similar infringement claims related to such third party software. We may not have adequate indemnities from, or we may not be successful in enforcing our rights to indemnification by, such third party software providers.

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

Our success depends, in part, on our ability to protect our brand and the proprietary methods and technologies that we develop under patent and other intellectual property laws of the United States and foreign jurisdictions so that we can prevent others from using our inventions and proprietary information. As of March 25, 2024, in the United States, we have 33 issued patents, which expire between 2029 and 2042, and have 14 patent applications pending for examination. As of such date, we also had 20 issued patents and 5 patent applications pending for examination in foreign jurisdictions (including international PCT applications), all of which are based on counterpart U.S. patent applications pursued by us. We may not be issued any additional patents and any patents that have been issued or that may be issued in the future may not provide significant protection for our intellectual property. In addition, we have registered, or have applied for registration of, numerous trademarks, including Veritone and aiWARE, in the United States and in several foreign jurisdictions. If we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology and our business, results of operations and financial condition may be adversely affected.

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

Risks Related to Regulatory Compliance

We are subject to stringent and evolving U.S. and foreign laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. These legal and other obligations could require us to make changes to our business, impose additional costs on us and reduce the demand for our software products and solutions. Our actual or perceived failure to comply with such obligations could also lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse business consequences.

In the ordinary course of business, we process sensitive information. Our customers also utilize our Software Products & Services and Managed Services to process data, which may contain personal data that is subject to data protection and privacy laws in various jurisdictions.

Our data processing activities subject us to numerous data privacy and security obligations. Federal, state, local and foreign government bodies and agencies have adopted, or may in the future adopt, laws, regulations and guidance regarding the processing of personal data. These include, but are not limited to, the GDPR, the CCPA (as amended by the California Privacy Rights Act (the "CPRA") and other data protection and privacy laws, regulations and guidance adopted in other jurisdictions, including other states within the United States. In addition to government laws, regulations and guidance, privacy advocates and industry groups may propose various self-regulatory standards that may legally or contractually apply to our business. We may also be subject to other data protection and privacy obligations, such as external and internal privacy and security policies, other public representations and contractual requirements.

The regulatory framework relating to privacy and data protection issues worldwide is evolving rapidly and is likely to remain uncertain for the foreseeable future. Consumers’ data privacy expectations are also quickly changing, becoming increasingly stringent, and creating uncertainty. Because the interpretation and application of many privacy and data protection obligations are uncertain, it is possible that these obligations may be interpreted and applied in a manner inconsistent with our existing privacy and data management practices. Preparing for and complying with these obligations requires us to devote significant resources, which may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. In addition, these obligations may require us to change our business model. Our business model materially depends on our ability to process personal data, including sensitive and highly regulated types of data such as biometric information, so we are particularly exposed to the risks associated with the rapidly changing legal landscape. For example, we may be at heightened risk of regulatory scrutiny, and any changes in the regulatory framework could require us to fundamentally change our business model.

As we expand into new jurisdictions or markets, we will be required to understand and comply with various new requirements applicable in those jurisdictions or markets. For example, we have entered into agreements and are actively pursuing opportunities to provide our Software Products & Services and Managed Services to customers in Europe, which involve processing of personal data. Europe and other jurisdictions have enacted or proposed laws with stringent obligations and significant penalties. For example, the EU GDPR imposes financial penalties for non-compliance, which can be up to four percent of global revenue or 20 million Euros, whichever is greater.

In particular, in the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws limiting the transfer of personal data to other countries or, in some cases, requiring data to be localized. In particular, the European Economic Area (EEA) and the UK have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws they generally believe are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, these mechanisms are subject to potential legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA and the UK or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Furthermore, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal data out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). In the past few years, numerous U.S. states—including California, Virginia, Colorado, Connecticut, and Utah—have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the CCPA applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines of up to $7,500 per intentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages.

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

To the extent applicable to our business or the businesses of our customers, these obligations could have negative effects on our business, including by increasing our costs and operating expenses, and delaying or impeding our deployment of new core functionality and products. Compliance with these obligations requires significant management time and attention, and actual or perceived failure to comply could result in government enforcement actions (e.g., investigations, inspections, etc.), negative publicity, litigation (including class action claims) and mass arbitration demands, subject us to contractual liability, fines or penalties, additional reporting requirements and/or oversight or result in demands that we modify or cease existing business practices (including bans on processing personal data or orders to destroy personal data). In addition, the costs of compliance with, and other burdens imposed by, such laws, regulations and industry standards may adversely affect our customers’ ability or desire to collect, use, process and store personal information using our software solutions, which could reduce overall demand for them. Even the perception of privacy and data security concerns, whether or not valid, may inhibit market acceptance of our software solutions in certain markets. Furthermore, privacy and data security concerns may cause our customers’ customers, vendors, employees and other industry participants to resist providing the personal information necessary to allow our customers to use our products and services effectively. Additionally, plaintiffs have become increasingly more active in bringing privacy-related claims, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these outcomes could adversely affect our business and operating results.

Additionally, under various privacy laws and other obligations, we may be required to obtain certain consents to process personal data. For example, some of our data processing practices may be challenged under wiretapping laws, if we obtain consumer information from third parties through various methods, including chatbot and session replay providers, or via third-party marketing pixels. These practices may be subject to increased challenges by class action plaintiffs. Our inability or failure to obtain consent for these practices could result in adverse consequences, including class action litigation and mass arbitration demands.

Our employees and personnel use generative AI technologies to perform their work, and the disclosure and use of personal data in generative AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating generative AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages.

Finally, governments and regulators in certain jurisdictions, including Europe, are increasingly seeking to regulate the use, transfer and other processing of non-personal data, an area which has typically been the subject of very limited or no specific regulation. This means that, if and to the extent such regulations are relevant to our operations or those of our customers, certain of the risks and considerations outlined herein may apply equally to our processing of both personal and non-personal data. For example, we may become subject to certain parts of the European Union’s Data Act, which imposes certain data and cloud service interoperability and switching obligations to enable users to switch between service providers without undue delay or cost, as well as certain requirements concerning cross-border international transfers of, and governmental access to, non-personal data outside the EEA. Depending on how these laws are interpreted, we may have to adapt our business practices, contractual arrangements and products to comply with such obligations.

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

Recent and proposed laws regarding the use of facial recognition technology, the processing of biometric data, and the use of AI, automated decision-making and machine learning technologies could increase compliance costs or otherwise make it harder for us to conduct our business, require us to change our business practices, lead to regulatory investigations or actions, and have a material adverse effect on demand for certain of our products.

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

We also offer facial recognition technologies to non-governmental customers. Data privacy laws have been enacted or introduced in a number of jurisdictions that regulate the processing of biometric data, including facial images in facial recognition systems, by non-governmental actors. For example, the Illinois Biometric Information Privacy Act (“BIPA”) regulates the collection, use, safeguarding, and storage of biometric information. BIPA provides for substantial penalties and statutory damages and have generated significant class action activity; the cost of litigating and settling any claims that we have violated the BIPA or similar laws could be significant. As another example, certain comprehensive U.S. state privacy laws, such as Virginia’s Consumer Data Protection Act, require covered businesses to obtain affirmative consumer consent before processing biometric data and other sensitive data. Additionally, under the GDPR, use of biometric data for the purpose of uniquely identifying a natural person constitutes the processing of a special category of personal data, to which heightened standards, requirements and regulatory and individual scrutiny apply. The processing of biometric data for such purposes is prohibited unless one of a very limited and specific set of conditions is satisfied (such as explicit consent of the data subject). Effective compliance in this area (including in the context of use of certain of our products) can be highly challenging, and we are reliant on our customers to ensure that such a condition is satisfied when they use our products to identify someone. We may be unable to provide certain of our products in certain jurisdictions, in particular in Europe where provision of such technologies in compliance with the GDPR is highly challenging. Such laws may limit the demand for our aiWARE platform for non-governmental use cases that utilize facial recognition technology, which could adversely impact our ability to grow our business in those areas.

In addition, AI, automated decision making, and ML technologies are increasingly subject to regulatory scrutiny and oversight, for example, under the comprehensive legal framework governing the use of artificial intelligence adopted by the European Parliament in the European Union (the “EU AI Act”). The EU AI Act imposes onerous obligations related to the development, deployment and use of AI/ML-related systems. In particular, the EU AI Act is likely to designate certain AI technologies, including technologies used in an employment-related context (such as in relation to recruitment, placement of targeted job advertisements, and decision-making concerning promotion, termination and task allocation), as ‘high risk’ and subject to numerous onerous compliance obligations, including various transparency, conformity and risk assessment, monitoring and human oversight requirements; the EU AI Act is also likely to impose a prohibition of the use of ‘real-time’ biometric identification systems in publicly accessible spaces by law enforcement authorities or on their behalf unless very limited exceptions apply. Certain of our products and services are likely to fall within one or more of these categories. Under the EU AI Act, non-compliant companies may be subject to administrative fines of up to 35 million Euros or 7% of a company’s total worldwide annual turnover for the preceding financial year, whichever is the higher. The EU AI Act has a phased implementation process and is likely to be fully effective by Spring 2026, with an initial ban on prohibited AI systems applying from Autumn 2024. Moreover, in the United Kingdom, the government has confirmed its position that existing regulators are to implement certain specific principles (safety, security and robustness; transparency and explainability; fairness; accountability and governance; contestability and redress), within those regulators’ existing remits, to guide and inform the responsible development and use of AI/ML within their relevant sectors / competences. Additionally, several U.S. jurisdictions have enacted measures related to the use of AI in products and services for their potentially discriminatory effects. For example, New York City passed a law to regulate the use of automated employment decision tools by employers and employment agencies. Certain of these laws may be materially unfavorable to our interests and/or inconsistent with our existing operations, policies, practices or plans (or may be interpreted as such). We expect other jurisdictions will adopt similar laws.

Additionally, certain privacy laws extend rights to consumers (such as the right to delete certain personal data) and regulate automated decision making, which may be incompatible with our use of AI (including generative AI) and ML technologies in our products and services. These obligations may make it harder for us to conduct our business using AI/ML, lead to regulatory fines or penalties, require us to change our business practices, retrain our AI/ML, or prevent or limit our use of AI/ML. For example, the FTC has required other companies to turn over (or disgorge) valuable insights or trainings generated through the use of AI/ML where they allege the company has violated privacy and consumer protection laws. If we cannot use AI/ML or that use is restricted, our business may be less efficient, or we may be at a competitive disadvantage.

Moreover, AI/ML models may create flawed, incomplete, or inaccurate outputs, some of which may appear correct. This may happen if the inputs that the model relied on were inaccurate, incomplete or flawed (including if a bad actor “poisons” the AI/ML with bad inputs or logic), or if the logic of the AI/ML is flawed (a so-called “hallucination”). We may use AI/ML outputs to make certain decisions. Due to these potential inaccuracies or flaws, the model could be biased and could lead us to make decisions that could bias certain individuals (or classes of individuals), and adversely impact their rights, employment, and ability to obtain certain pricing, products, services, or benefits. For example, our platform uses (and allows our customers to use) AI/ML for recruitment, screening, and other employment-related tasks, and if such AI/ML-based outputs or decisions are deemed to be biased, we could face adverse consequences, including exposure to reputational and competitive harm, customer loss, and legal liability.

Furthermore, any sensitive information (including confidential, competitive, proprietary, or personal data) that we input into a third-party generative AI/machine learning platform could be leaked or disclosed to others, including if sensitive information is used to train the third party’s AI/machine learning model. Additionally, where such a model ingests personal data and makes connections using such data, those technologies may reveal other personal or sensitive information generated by the model.

Given that AI, automated decision making and ML technologies are core to our business, any increased regulation over these technologies, including the EU AI Act, could make it harder for us to conduct our business, significantly complicate our compliance efforts, increase legal risk and compliance costs for us, the third parties upon whom we rely, and our customers, increase our cost of doing business, impede or prevent our growth plans (including into Europe), require us to change our business operations at significant cost (such as retaining or rebuilding our AI/ML models), and reduce demand for our products.

Risks Related to the Ownership of Our Securities and Our Public Company Operations

Our common stock price has been extremely volatile and could continue to fluctuate widely in price, which could result in substantial losses for investors.

The market price of our common stock has been, and we expect will continue to be, subject to extreme fluctuations over short periods of time. For example, the closing price of our common stock has ranged from a low of $1.49 to a high of $7.78 during the 12-month period ended February 29, 2024. Prior to that, from the completion of our initial public offering (“IPO”) on May 12, 2017 through February 28, 2023, the closing price of our common stock has ranged from a low of $1.52 to a high of $65.91.

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
•
announcement of equity or debt financing transactions;
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

As a public company, we are required to comply with the Sarbanes-Oxley Act and related rules implemented by the SEC. The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. This report must contain, among other things, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. In addition, we are required to have our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting in this annual report on Form 10-K.

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting have been identified in the past and may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information and could have a material and adverse effect on our business, results of operations and financial condition and could cause a decline in the trading price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on NASDAQ.

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

During management’s review of our results for the three and nine months ended September 30, 2023, management identified a material weakness in internal control over financial reporting relating to the consolidation process and review of financial statements specifically pertaining to the Company’s design of controls to determine proper accounting for certain foreign exchange transactions and translation between Veritone, Inc. and certain of our foreign subsidiaries. This material weakness did not result in any identified material misstatements to the financial statements. However, this material weakness could have resulted in a material misstatement to the Company’s annual or interim condensed consolidated financial statements that would not be prevented or detected and corrected on a timely basis.

During management’s review of our results for the year ended December 31, 2022, management identified a material weakness in internal control over financial reporting relating to information technology general controls (“ITGCs”) in the areas of user access and change-management over certain information technology (“IT”) systems that support our financial reporting processes. Our business process automated and manual controls that are dependent on the affected ITGCs were also deemed ineffective because they could have been adversely impacted. These control deficiencies were a result of user access and change management processes over certain IT systems. Although this material weakness did not result in any identified misstatements to the financial statements and there were no changes to previously released financial results, this material weakness could have resulted in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected and corrected on a timely basis. Related to these findings, management concluded that during the year ended December 31, 2023, the Company did not maintain appropriately designed entity-level controls impacting the control environment or monitoring controls to prevent or detect material misstatements to the consolidated financial statements. Specifically, these deficiencies were attributed to (i) a lack of a sufficient number of qualified resources to perform control activities and (ii) insufficient risk assessment and monitoring activities as a result of untimely or ineffective identification of internal control risks to properly design, test, implement and assess effective internal controls over financial reporting.

Management is taking remediation actions with respect to this material weakness including: (i) developing and enhancing IT compliance oversight capabilities with specific focus over identification and execution of appropriate ITGCs; (ii) developing a training program addressing ITGCs and policies, including educating control owners concerning the principles and requirements of each control, with a focus on those related to user access and change management over IT systems impacting financial reporting; (iii) developing and maintaining documentation of underlying ITGCs to promote knowledge transfer upon personnel and function changes; (iv) implementing an IT management review and testing plan to monitor ITGCs with a specific focus on systems supporting our financial reporting processes; (v) implementing financial reporting control changes to address foreign currency and consolidation matters, evaluating the adequacy of resources surrounding its consolidation process and training individuals in the proper accounting treatment for foreign currency transactions and consolidation under US GAAP, which training was completed in the fourth quarter of 2023; and (vi) hiring additional staff to oversee the implementation and testing of these remediation actions.

Although management is implementing procedures designed to remediate the material weaknesses identified herein, the implementation of these procedures is ongoing and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles. We cannot be certain that these measures will successfully remediate the material weaknesses or that other material weaknesses and control deficiencies will not be discovered in the future. If we are not able to remediate the existing material weaknesses, or if we identify any new material weaknesses in the future, we may be unable to maintain compliance with the requirements of securities laws, stock exchange listing rules, or debt instrument covenants regarding timely filing of information; we could lose access to sources of capital or liquidity; and investors may lose confidence in our financial reporting and our stock price may decline as a result. Though we are taking steps to remediate the existing material weaknesses, we cannot be assured that the measures we have taken to date, or any measures we may take in the future, will be sufficient to remediate the material weakness or avoid potential future material weaknesses.

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

Conversion or exercise of outstanding equity-linked securities may dilute the ownership interest of our stockholders or may otherwise depress the price of our common stock.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk management and strategy

We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data, including, without limitation, intellectual property, confidential information that is proprietary, strategic or competitive in nature, and personal data (including sensitive personal data such as biometric data and employment-related data) (“Information Systems and Data”).

Our Chief Information Officer (“CIO”), our Vice President of Information Security (who serves as our Chief Information Security Officer (“CISO”)), and the Company’s information security function help identify, assess and manage the Company’s cybersecurity threats and risks. This team identifies and assesses risks from cybersecurity by monitoring and evaluating our threat landscape and the Company's risk profile using various methods, including, for example, manual and automated tools in certain environments and systems, subscribing to threat intelligence reports and services, scanning our environment for certain threats, evaluating our risk exposure, evaluating and analyzing certain reported threats, collaborating with law enforcement on certain threat intelligence, conducting internal and external cybersecurity audits, performing threat assessments in certain environments and systems, conducting vulnerability assessments in certain environments and systems, and engaging third-party experts for red/blue team testing and tabletop incident response exercises.

Depending on the environment and system, we implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example: an incident response plan, vulnerability management, disaster recovery and business continuity planning, risk assessments, encryption of certain data, network security controls in certain environments and systems, data segregation of certain data, access controls for certain environments and systems, physical security, asset management, vendor risk management, employee cybersecurity training, cybersecurity insurance, and dedicated cybersecurity staff.

Our assessment and management of material risks from cybersecurity threats are integrated into the Company’s overall risk management processes. For example, the information security team works with management to prioritize our risk management processes and mitigate cybersecurity threats that are more likely to lead to a material impact to our business.

We use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including, for example, professional services firms (including legal counsel), cybersecurity consultants, cybersecurity software providers, managed cybersecurity service providers, forensic investigators, and penetration testing firms.

We use third-party service providers to perform a variety of functions throughout our business, such as application providers and hosting and cloud-hosting companies. We have a vendor management program to manage cybersecurity risks associated with our use of certain of these providers. The program includes the administration of a security questionnaire for certain providers, evaluation of certain provider’s written security program, and review of security assessments and reports from certain providers. Depending on the nature of the services provided, the sensitivity of the Information Systems and Data at issue, and the identity of the provider, our vendor management process may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider and impose contractual obligations related to cybersecurity on the provider.

For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including the risk factors captioned “Risk Factors—Risks Related to the Development and Operation of Our aiWARE Platform and other Products—The security or operation of our platform, networks, computer systems or data, or those of third parties upon which we rely, may be breached or otherwise disrupted, and any such breach or other disruption could have an adverse effect on our business and reputation” and “Risk Factors—Risks Related to the Development and Operation of Our aiWARE Platform and other Products—Interruptions or performance problems associated with our technology and infrastructure, or that of our third party service providers, including AWS and Azure, may adversely affect our business and operating results.”

Governance

Our board of directors addresses the Company’s cybersecurity risk management as part of its general oversight function. The board of directors is responsible for overseeing the Company’s cybersecurity risk management processes, including oversight of mitigation of risks from cybersecurity threats.

Our cybersecurity risk assessment and management processes are implemented and maintained by certain members of our management team, including our CIO, who has over 20 years of expertise in overseeing corporate information technology functions, and our CISO, who has 20 years of experience in the cybersecurity industry.

Our CIO and CISO are responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy, and communicating key priorities to relevant personnel.

Our CIO and CISO are also responsible for approving cybersecurity budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.

Our incident response plan is designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including the Company’s Chief Executive Officer, CIO, security management team, and our legal team (including privacy). These stakeholders work with the Company’s incident response team to help the Company mitigate and remediate cybersecurity incidents of which they are notified. In addition, the Company’s incident response plan includes reporting to the board of directors for certain cybersecurity incidents.

The board of directors receives periodic reports, summaries or presentations from the CISO concerning the Company’s significant cybersecurity threats and risks, as well as the processes the Company has implemented to address them.

Item 2. Properties.

Our principal executive offices are located at 1615 Platte Street, 2nd Floor, Denver, Colorado 80202.

In addition to our principal executive offices, we lease office space in Irvine, California; London, England; Sydney, Australia; and Herzliya, Israel. We also maintain shared office spaces in New York, New York, Paris, France and Noida, India. We lease all of our facilities and do not own any real property. We believe our facilities are adequate and suitable for our current needs and that, should it be needed, suitable additional or alternative space will be available to accommodate our operations.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders

Our common stock is listed on the NASDAQ under the ticker symbol “VERI.” As of March 25, 2024, we had 51 holders of record of our common stock based upon the records of our transfer agent, which do not include beneficial owners of common stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

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

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read together with, and is qualified in its entirety by reference to the consolidated financial statements and related notes that are included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed under “Item 1A. Risk Factors” set forth in Part I of this Annual Report on Form 10-K and our other filings with the SEC, including future SEC filings. See “Cautionary Note Regarding Forward-Looking Statements.”

Overview

We are a provider of AI solutions, powered by our proprietary AI operating system, aiWARE™, to deliver differentiated products and solutions to our Commercial Enterprise and Government & Regulated Industries customers.

During the year ended December 31, 2023, we generated revenue of $127.6 million as compared to $149.7 million during the year ended December 31, 2022. Our Software Products & Services revenue was $68.4 million and $84.8 million during the years ended December 31, 2023 and 2022, respectively, and represented 54% and 56% of our consolidated revenue during the years ended December 31, 2023 and 2022, respectively. Our Managed Services revenue was $59.2 million and $65.0 million during the years ended December 31, 2023 and 2022, respectively, and represented 46% and 44% of our consolidated revenue in the years ended December 31, 2023 and 2022, respectively. During the years ended December 31, 2023 and 2022, our largest customer represented approximately 12% and 25% of our consolidated revenue, respectively.

Recent Developments

Broadbean Acquisition. On June 13, 2023, we completed the acquisition of Broadbean (as defined herein) for a total purchase price of $53.3 million, subject to certain post-closing adjustments. Broadbean is a global leader of talent acquisition software-as-a-service technology, and the acquisition of Broadbean is intended to strengthen our AI-driven human resources product suite and build on our previous acquisition of PandoLogic. A portion of the purchase consideration, consisting of $1.3 million in cash, was deposited into a third-party escrow account at closing and will be held in such account for the purposes of satisfying any post-closing indemnification claims and certain post-closing adjustments. We also obtained a representation and warranty insurance policy at closing.

Energy Group Divestiture. On June 30, 2023, we completed the sale of our energy group (the “Energy Divestiture”) to GridBeyond Limited, an Ireland-based privately held company (“GridBeyond”) that delivers AI-powered energy solutions, pursuant to an asset purchase agreement. We received 4,160,644 shares of Series B Preference Shares in GridBeyond valued at approximately $2.0 million, plus $0.5 million in cash. The Energy Divestiture did not meet the criteria of discontinued operations because the disposal did not have a major effect on our operations or financial results.

Senior Secured Term Loan and Warrants. On December 13, 2023 (the “Closing Date”), we entered into a Credit and Guaranty Agreement (the “Credit Agreement”) with certain funds managed by Highbridge Capital Management, LLC and with certain other lenders (collectively, the “Lenders”) and Wilmington Savings Fund Society, FSB, as administrative agent and collateral agent. The Credit Agreement provides for a $77.5 million senior secured term loan (the “Term Loan”), which was fully drawn by us on the Closing Date. A portion of the proceeds of the Term Loan were used to repurchase $50.0 million aggregate principal amount of our 1.75% convertible senior notes due 2026 (the “Convertible Notes”) held by the Lenders at a purchase price of $37.5 million plus accrued and unpaid interest through the repurchase date. The Term Loan accrues interest at a rate of Term SOFR plus 8.50% per annum, with a 3.00% floor for Term SOFR, payable quarterly. The Term Loan matures on December 13, 2027, with quarterly amortization payments of 2.50% of the original principal amount, commencing in June 2024. In connection with the Credit Agreement, we issued warrants (the “Warrants”) to the Lenders (in such capacity, the “Warrant Holders”) to purchase up to 3,008,540 shares of our common stock (the “Common Stock”) at an exercise price of $2.576 per share with a termination date of December 12, 2028.

Appointment of Ryan Steelberg as Chairman. Ryan Steelberg, our Chief Executive Officer, was appointed Chairman of the Board, effective January 22, 2024, replacing Chad Steelberg who resigned as Chairman of the Board on the same date. Chad Steelberg continues to serve as a member of our Board.

Opportunities, Challenges and Risks

In 2023 and 2022, we derived our revenue primarily through our Commercial Enterprise customers, and secondarily, through our Government & Regulated Industries customers.

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

We believe there are significant near and long-term revenue and growth opportunities from our Software Products & Services. In June 2023, we completed the acquisition of Broadbean, a leader in subscription-based talent acquisition software-as-a-service which has approximately 3,000 subscription-based customers based throughout the world, integrated with over 100 applicant tracking systems (“ATS”) and has direct access to over 2,500 job boards globally. The acquisition of Broadbean was strategic to our growth across our hiring applications, as we plan in the near term to offer our existing product offerings to Broadbean’s 3,000 customers, including programmatic advertising capabilities. Over the long term, we plan to utilize our AI capabilities to analyze complex data sets through direct access to these ATS, including future integration with aiWARE. In Government & Regulated Industries markets, we see growth opportunities with customer adoption of our products and services related to AI technologies and with our official Authorization to Operate, of our aiWARE platform across the entire U.S. Department of Justice and progress with the Chief Digital and Artificial Intelligence Officer and Department of Defense, including our recently announced iDEMS platform. However, many enterprise-level opportunities with Government & Regulated Industries customers can involve long sales cycles, during which we must invest significant time and resources without a guarantee of success.

Growing our existing and new Software Products & Services customer base is critical for our success. Software Products & Services revenue declined 19.1% year over year as a result of lower consumption across our Veritone Hire customer base, offset by the addition of Broadbean in the second quarter of 2023, and the decline of certain non-recurring, one-time software revenue in 2023 versus 2022. Since the second quarter of 2022, we have experienced large variances from the consumption use of our Veritone Hire solutions from our customers, including our largest customer Amazon, when compared to the prior year periods. In May 2023, Amazon informed us that they planned to reduce their consumption of our Veritone Hire solutions further. Overall, our revenues from Amazon during the year ended December 31, 2023 declined as compared to the prior year and represented 12% of our consolidated revenue during the year ended December 31, 2023 compared to 25% of our consolidated revenue in the comparable prior year. As we continue to grow and diversify our customer base over the near and long term, we expect that Amazon's share of our revenue will continue to decline, and will represent less than 5% of our consolidated revenue in fiscal 2024. Offsetting this decline was non-Amazon Software Products & Services revenue, which grew as compared to the prior year, driven in part by Government & Regulated Industries revenue growth of 56% during the year ended December 31, 2023 as compared to the prior year.

As a result of the recent pullback in the macroeconomic environment caused by high inflation, rising interest rates, and geopolitical factors including the Russia-Ukraine conflict and the war in Israel, some of our customers reduced consumption-based and advertising spending across our Commercial Enterprise customer base across parts of our Veritone Hire solutions and Managed Services, in the year ended December 31, 2023 when compared to the prior year. As of December 31, 2023, our total Software Products & Services customers declined to 3,460, which was a decrease of 10% compared to the prior year on a pro forma basis, giving effect to the acquisition of Broadbean as if it occurred on January 1, 2022. The decrease in customers was largely driven by planned migration of legacy CareerBuilder customers off the Broadbean software platform, which did not have a significant impact on our financial results in 2023. While we anticipate these trends to continue in the first quarter of 2024, we expect the overall impact will not be significant to our financial results in 2024. To continue our effort to grow our customer base and overall revenue, we have been investing aggressively in existing customers and acquiring new customers. In addition, in January 2023, November 2023 and February 2024, we announced certain cost reduction and restructuring initiatives and through February 2024, we had executed over $34.0 million of net annualized strategic cost reductions. As a result of our efforts to diversify our customer base and increase sales within our existing customer base, as well as the June 2023 acquisition of Broadbean, we increased our sales and marketing spending in the near term as compared to the trailing twelve months; however, these increased investments were partially offset by our 2023 and 2024 cost-reduction initiatives.

We believe our Software Products & Services will extend the capabilities of many third-party software platforms and products that are widely used today. For example, we believe that, when integrated with aiWARE, our Veritone Hire solutions customers will be given greater visibility and transparency in their hiring processes. Further and with the recently announced iDEMs launch, we now offer a suite of aiWARE applications to address the growing issue of unstructured digital data management faced by public safety and federal government sectors today. In addition, we have historically integrated aiWARE across many platforms, including Alteryx, Snowflake and the NVIDIA® CUDA® GPU-based platform, enabling dramatic increases in aiWARE’s processing speed and providing a wide range of new use cases for our technology. We are in the process of developing and marketing more specific use cases for these and future integrations, which we believe will open up new markets for our products and accelerate our long-term revenue growth opportunities.

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

Historically, we have pursued an opportunistic strategy of acquiring companies to help accelerate our organic growth. Our acquisition strategy has been threefold: (i) to increase the scale of our business in markets we are in today, (ii) to accelerate growth in new markets and product categories, including expanding our existing engineering and sales resources, and (iii) to accelerate the adoption of aiWARE as the universal AI operating system through venture or market-driven opportunities. While we believe there are strategic acquisition targets that can accelerate our entry into and expand our existing market share in key strategic markets, as well as our ability to grow our business, there is no certainty our historical or future acquisitions will achieve these objectives. Conversely, we have pursued and may continue to pursue opportunistic sales of certain business operations that are not strategic to us long-term, such as the divestiture of our energy group in the second quarter of 2023.

For the year ended December 31, 2023, our total revenues were $127.6 million as compared to $149.7 million for the year ended December 31, 2022, a decrease of 15%. For the year ended December 31, 2023, our total loss from operations was $92.3 million as compared to $38.0 million for the year ended December 31, 2022, an increase of 143%. For the year ended December 31, 2023, our non-GAAP gross margin (calculated as described in “Non-GAAP Financial Measures” below) declined to approximately 78% as compared to 82% for the year ended December 31, 2022, driven in large part by the mix of revenue as compared to 2022. Our non-GAAP gross margin is impacted significantly by the mix of our Software Products & Services and our Managed Services revenue in any given period because our Managed Services revenue typically has a lower overall non-GAAP gross margin than our Software Products & Services revenue. Our non-GAAP gross profit (see “Non-GAAP Financial Measures” below) is also dependent upon our ability to grow our revenue by expanding our customer base and increasing business with existing customers, and to manage our costs by negotiating favorable economic terms with cloud computing providers such as AWS and Microsoft Azure. While we are focused on continuing to improve our non-GAAP gross profit, our ability to attract and retain customers to grow our revenue will be highly dependent on our ability to implement and continually improve upon our technology and services and improve our technology infrastructure and operations as we experience increased network capacity constraints due to our growth.

During the year ended December 31, 2023, we reported a net loss of $58.6 million as compared to a net loss of $25.6 million during the year ended December 31, 2022. During the year ended December 31, 2023, we reported a non-GAAP net loss of $37.3 million as compared to a non-GAAP net loss of $15.9 million during the year ended December 31, 2022. To continue to grow our revenue, we will continue to make targeted investments in people, namely software engineers and sales personnel. For example, our net headcount grew approximately 8% since the beginning of 2023. In addition, during the year ended December 31, 2023 we made substantial investments in our existing employee base, including higher annual raises and increased benefits, in order to compete in a challenging and constrained labor environment. Lastly, we made investments in our corporate infrastructure, including new ERP and workforce systems to help us better manage the scale and growth of our business. However, considering the current challenging macro-economic environment in the first half of 2023, we have made and are continuing to make significant cost reductions to our operating structure to better streamline our business and prioritization around our growth and corresponding investments. These cost reduction initiatives began in the latter half of 2022 and will continue through the first half of 2024, and include reductions in workforce and certain legacy operating costs, as well as the divestiture of our energy group. As a result of these initiatives, we believe we will be able to accelerate our pathway toward long term profitability.

In the year ended December 31, 2022, substantially all of our revenue was derived from customers located in the United States. With the June 2023 acquisition of Broadbean, we expanded our customer base throughout Europe and Asia Pacific. In 2023, 13% of our consolidated revenue was from customers outside of the U.S., as compared to less than 10% in 2022. We believe that there is a substantial opportunity for us to continue expanding our service offerings and customer base in countries outside of the United States. In the long term, we plan to expand our business further internationally in places such as Europe, Asia Pacific and Latin America, and as a result, we expect to continue to incur significant incremental upfront expenses associated with these expansion opportunities.

Impact of Current Global Economic Conditions

Global economic and business activities continue to face uncertainty as a result of macroeconomic and geopolitical factors, lingering economic disruption caused by the COVID-19 pandemic, labor shortages, inflation rates and the responses by central banking authorities to control inflation, monetary supply shifts, recession risks, disruptions from the Russia-Ukraine conflict, and the war in Israel. In particular, business operations at our Tel Aviv office location where we do development work on our Veritone Hire solutions products have been, and may continue to be, impacted by the war in Israel. A small portion of our Israel-based employees, and a number of their family members, have been conscripted into military service. The extent of the impact of these factors on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, and the impact on our customers, partners and employees, all of which have uncertainty and cannot be predicted. These global economic conditions and any continued or new disruptions caused by these conditions may negatively impact our business in a number of ways. For example, our Veritone Hire solutions are sold to businesses whose financial conditions fluctuate based on general economic and business conditions, particularly the overall demand for labor and the economic health of current and prospective employers.

To the extent that economic uncertainty or attenuated economic conditions cause our customers and potential customers to freeze or reduce their headcount, and reduce their advertising spending, demand for our products and services may be negatively affected. These adverse economic conditions could also result in reductions in sales of our applications, longer sales cycles, reductions in contract duration and value, slower adoption of new technologies and increased price competition. In addition, economic recessions have historically resulted in overall reductions in spending on software and technology solutions as well as pressure from customers and potential customers for extended billing terms. If economic, political, or market conditions deteriorate, or if there is uncertainty around these conditions, our customers and potential customers may elect to decrease their software and technology solutions budgets by deferring or reconsidering product purchases, which would limit our ability to grow our business and negatively affect our operating results. Any of these events would likely have an adverse effect on our business, operating results and financial position.

Due to the nature of our business, the effect of these macroeconomic conditions may not be fully reflected in our results of operations until future periods. We have assessed the potential credit deterioration of our customers due to changes in the macroeconomic environment and have determined that no additional allowance for credit losses was necessary due to credit deterioration as of December 31, 2023. The most significant risks to our business and results of operations are discussed in Part I, Item 1A (Risk Factors) in this Annual Report on Form 10-K.

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

“Pro Forma” information provided in this annual report on Form 10-K represents our historical information combined with the historical information of Broadbean (as defined below) for the applicable period on a pro forma basis as if we had acquired Broadbean on January 1, 2022.

Pro Forma Software Revenue represents Software Products & Services revenue on a Pro Forma basis. Non-GAAP gross margin is defined as Non-GAAP gross profit divided by revenue. Non-GAAP net loss (pro forma) is the Company’s net loss excluding the items set forth below. Non-GAAP net income (loss) and non-GAAP net income (loss) per share is the Company’s net income (loss) and net income (loss) per share, adjusted to exclude provision for income taxes, depreciation expense, amortization expense, stock-based compensation expense, changes in fair value of contingent consideration, interest income, interest expense, foreign currency gains and losses, acquisition and due diligence costs, gain on sale of energy group, loss from business held for sale, variable consultant performance bonus expense, and severance and executive transition costs. The results for non-GAAP net income (loss), are presented below for the year ended December 31, 2023 and 2022. The items excluded from these non-GAAP financial measures, as well as a breakdown of GAAP net loss, non-GAAP net income (loss) and these excluded items between our Core Operations and Corporate, are detailed in the reconciliation below. In addition, we have provided supplemental non-GAAP measures of gross profit, operating expenses, loss from operations, other (expense) income, net, and loss before income taxes, excluding the items excluded from non-GAAP net loss as noted above, and reconciling such non-GAAP measures to the most directly comparable GAAP measures.

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

Reconciliation of GAAP net loss to Non-GAAP net loss

(in thousands)
	Year Ended December 31,
	2023			2022
	Core Operations(1)	Corporate(2)	Total	Core Operations(1)	Corporate(2)	Total
Net loss	$(46,133)	$(12,492)	$(58,625)	$(19,027)	$(6,530)	$(25,557)
(Benefit from) provision for income taxes	(4,022)	974	(3,048)	1,805	504	2,309
Depreciation and amortization	25,216	885	26,101	21,936	557	22,493
Stock-based compensation expense	7,259	3,567	10,826	10,138	8,977	19,115
Change in fair value of contingent consideration	—	2,284	2,284	—	(22,721)	(22,721)
Interest expense, net	10	2,438	2,448	—	4,350	4,350
Foreign currency impact	—	(133)	(133)	—	—	—
Gain on debt extinguishment	—	(30,023)	(30,023)	—	(19,097)	(19,097)
Acquisition and due diligence costs	—	9,125	9,125	—	2,688	2,688
Gain on sale of energy group	—	(2,572)	(2,572)	—	—	—
Loss from business held for sale (3)	1,691	—	1,691	—	—	—
Variable consultant performance bonus expense (4)	951	—	951	—	—	—
Severance and executive transition costs	2,676	968	3,644	512	28	540
Non-GAAP Net (Loss) Income	$(12,352)	$(24,979)	$(37,331)	$15,364	$(31,244)	$(15,880)

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

(3) Loss from business held for sale relates to the net loss for the periods presented for our energy group that we divested during the second quarter of 2023. We have not recast Non-GAAP Net Loss for periods ended prior to March 31, 2023 because the change in business strategy to divest the business occurred in the first quarter of 2023 and the prior period contributions were costs to operate the continuing business when incurred in the prior periods. The historical amounts would not have a major effect on prior period results.

(4) Variable consultant performance bonus expense represents the bonus payments paid to Mr. Chad Steelberg as a result of his achievement of the performance goals pursuant to his consulting agreement with us.

For the year ended December 31, 2023, our total loss from operations decreased to $92.3 million compared to $38.0 million for the year ended December 31, 2022. The following tables set forth the calculation of our non-GAAP gross profit and non-GAAP gross margin, followed by a reconciliation of non-GAAP to GAAP financial information presented in our consolidated financial statements for years ended December 31, 2023 and 2022.

(dollars in thousands)	Year Ended December 31,
	2023	2022
Revenue	$127,560	$149,728
Cost of revenue	28,256	27,432
Non-GAAP gross profit	99,304	122,296
Non-GAAP gross margin	77.8%	81.7%

	Year Ended December 31,
	2023	2022
Revenue	$127,560	$149,728
Cost of revenue	28,256	27,432
Non-GAAP gross profit	99,304	122,296

GAAP cost of revenue	28,256	27,432
Stock-based compensation expense	(52)	(116)
Non-GAAP cost of revenue	28,204	27,316

GAAP sales and marketing expenses	52,024	51,345
Depreciation	(60)	—
Stock-based compensation expense	(1,301)	(2,263)
Severance and executive transition costs	(831)	(86)
Non-GAAP sales and marketing expenses	49,832	48,996

GAAP research and development expenses	42,090	43,589
Depreciation	(1,499)	—
Stock-based compensation expense	(4,445)	(5,056)
Variable consultant performance bonus expense	(951)	—
Severance and executive transition costs	(1,034)	(198)
Non-GAAP research and development expenses	34,161	38,335

GAAP general and administrative expenses	73,811	44,177
Depreciation	(827)	(1,313)
Stock-based compensation expense	(5,028)	(11,680)
Change in fair value of contingent consideration	(2,284)	22,721
Acquisition and due diligence costs	(9,125)	(2,688)
Severance and executive transition costs	(1,779)	(256)
Non-GAAP general and administrative expenses	54,768	50,961

GAAP amortization	(23,715)	(21,180)

GAAP loss from operations	(92,336)	(37,995)
Total non-GAAP adjustments (1)	52,931	22,115
Non-GAAP loss from operations	(39,405)	(15,880)

GAAP other income (expense), net	30,663	14,747
Loss from business held for sale (2)	1,691	—
Gain on debt extinguishment	(30,023)	(19,097)
Gain on sale of energy group	(2,572)	—
Foreign currency impact	(133)	(575)
Interest expense, net	2,448	4,925
Non-GAAP other expense, net	2,074	0

GAAP loss before income taxes	(61,673)	(23,248)
Total non-GAAP adjustments (1)	24,342	7,368
Non-GAAP loss before income taxes	(37,331)	(15,880)

(Benefit from) provision for income taxes	(3,048)	2,309

GAAP net loss	(58,625)	(25,557)
Total non-GAAP adjustments (1)	21,294	9,677
Non-GAAP net loss	$(37,331)	$(15,880)

Shares used in computing non-GAAP basic and diluted net loss per share	36,910	36,034
Shares used in computing non-GAAP diluted net loss per share	36,910	36,034
Non-GAAP basic and diluted net loss per share	$(1.01)	$(0.44)
Non-GAAP diluted net loss per share	$(1.01)	$(0.44)

(1) Adjustments are comprised of the adjustments to GAAP cost of revenue, sales and marketing expenses, research and development expenses and general and administrative expenses and other (expense) income, net (where applicable) listed above.

(2) Loss from business held for sale relates to the net loss for the periods presented for our energy group that we divested during Q2 2023. We have not recast Non-GAAP Net Loss for periods ended prior to March 31, 2023 because the change in business strategy to divest the business occurred in Q1 2023 and the prior period contributions were costs to operate the continuing business when incurred in the prior periods. The historical amounts would not have a major effect on prior period results.

Supplemental Financial Information

We are providing the following unaudited supplemental financial information regarding our Software Products & Services and Managed Services as a lookback of the prior year to explain our recent historical and year-over-year performance.

The supplemental financial information for our Software Products & Services includes: (i) Pro Forma Software Revenue, (ii) Total Software Products & Services Customers, (iii) Annual Recurring Revenue, (iv) Total New Bookings, and (iv) Gross Revenue Retention, in each case as defined in the footnotes to the table below. The supplemental financial information for our Managed Services includes: (i) average gross billings per active Managed Services client, and (ii) revenue.

Software Products & Services Supplemental Financial Information

The following table sets forth the results for each of our Software Products & Services supplemental financial information.

	Quarter Ended
	Mar 31,	Jun 30,	Sept 30,	Dec 31,	Mar 31,	Jun 30,	Sept 30,	Dec 31,
	2022 (1)	2022 (1)	2022 (1)	2022 (1)	2023 (1)	2023 (1)	2023	2023
Pro Forma Software Revenue (in 000’s) (2)	$26,319	$26,650	$28,603	$35,612	$22,423	$20,860	$20,361	$19,820
Total Software Products & Services Customers (3)	3,673	3,718	3,787	3,824	3,773	3,705	3,536	3,460
Annual Recurring Revenue (SaaS) (in 000’s) (4)	$48,392	$44,465	$43,925	$46,248	$45,453	$47,720	$47,756	$48,026
Annual Recurring Revenue (Consumption) (in 000’s) (5)	$87,445	$85,901	$85,091	$71,754	$67,242	$60,229	$50,803	$34,102
Total New Bookings (in 000’s) (6)	$16,643	$22,009	$23,793	$26,342	$22,794	$8,388	$15,501	$17,457
Gross Revenue Retention (7)	>90%	>90%	>90%	>90%	>90%	>90%	>90%	>90%

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

(7) “Gross Revenue Retention” represents a calculation of our dollar-based gross revenue retention rate as of the period end by starting with the revenue from Software Products & Services Customers as of the 3 months in the prior year quarter to such period, or Prior Year Quarter Revenue. We then deduct from the Prior Year Quarter Revenue any revenue from Software Products & Services Customers who are no longer customers as of the current period end, or Current Period Ending Software Customer Revenue. We then divide the total Current Period Ending Software Customer Revenue by the total Prior Year Quarter Revenue to arrive at our dollar-based gross retention rate, which is the percentage of revenue from all Software Products & Services Customers from our Software Products & Services as of the year prior that is not lost to customer churn. All numbers used to determine Gross Revenue Retention are calculated on a Pro Forma basis.

The following table sets forth the reconciliation of revenue to pro forma revenue and the calculation of pro forma annual recurring revenue.

	Quarter Ended
	Mar 31,	Jun 30,	Sept 30,	Dec 31,	Mar 31,	Jun 30,	Sept 30,	Dec 31,
	2022	2022	2022	2022	2023	2023	2023	2023
Software Products & Services Revenue (in 000’s)	$18,167	$18,379	$20,812	$27,220	$14,127	$14,093	$20,361	$19,820
Broadbean Revenue (in 000’s) (1)	6,204	6,974	7,639	8,230	8,156	8,374	8,739	8,662
Broadbean Revenue included in Software Products & Services Revenue (in 000’s)	—	—	—	—	—	(1,716)	(8,739)	(8,662)
Pro Forma Software Revenue (in 000’s)	$24,371	$25,353	$28,451	$35,450	$22,283	$20,751	$20,361	$19,820
Managed Services Revenue (in 000’s)	16,240	15,856	16,384	16,670	16,136	13,874	14,772	14,377
Total Pro Forma Revenue (in 000’s)	$40,611	$41,209	$44,835	$52,120	$38,419	$34,625	$35,133	$34,197

	Trailing Twelve Months Ended
	Mar 31,	Jun 30,	Sept 30,	Dec 31,	Mar 31,	Jun 30,	Sept 30,	Dec 31,
	2022	2022	2022	2022	2023	2023	2023	2023
Software Products & Services Revenue (in 000’s)	$72,997	$85,796	$97,581	$84,578	$80,538	$76,252	$75,801	$68,401
Broadbean Revenue (in 000’s) (1)	29,599	30,006	30,136	29,047	30,999	32,399	33,499	33,931
Broadbean Revenue included in Software Products & Services Revenue (in 000’s)	—	—	—	—	—	(1,716)	(10,455)	(19,117)
Pro Forma Software Revenue (in 000’s)	$102,596	$115,802	$127,717	$113,625	$111,537	$106,935	$98,845	$83,215
Managed Services Revenue (in 000’s)	58,419	60,546	63,406	65,150	65,046	63,064	61,452	59,159
Total Pro Forma Revenue (in 000’s)	$161,015	$176,348	$191,123	$178,775	$176,583	$169,999	$160,297	$142,374

Pro Forma Total Number of Customers	3,673	3,718	3,787	3,824	3,773	3,705	3,536	3,460
Pro Forma Annual Recurring Revenue (in 000’s) (2)	$135,837	$130,366	$129,016	$118,002	$112,695	$107,949	$98,549	$82,127

(1) “Pro Forma Software Revenue” includes historical Software Products & Services Revenue from the past eight (8) fiscal quarters of each of Veritone, Inc. and Broadbean and presents such revenue on a combined pro forma basis treating Broadbean as owned by Veritone, Inc. since January 1, 2022.

(2) “Pro Forma Annual Recurring Revenue” represents an annualized calculation of the monthly recurring revenue in the last period of the calculated quarter, combined with the trailing twelve month calculation for all non-recurring and/or consumption based revenue for all active customers.

Managed Services Supplemental Financial Information

The following table sets forth the results for each of the key performance indicators for Managed Services.

	Quarter Ended
	Mar 31,	Jun 30,	Sept 30,	Dec 31,	Mar 31,	Jun 30,	Sept 30,	Dec 31,
	2022	2022	2022	2022	2023	2023	2023	2023
Avg billings per active Managed Services client (in 000’s) (1)	$684	$736	$747	$823	$771	$576	$630	$647
Revenue during quarter (in 000’s) (2)	$10,735	$9,625	$10,035	$11,074	$9,337	$6,876	$9,117	$8,612

(1) Avg billings per active Managed Services customer for each quarter reflects the average quarterly billings per active Managed Services customer over the twelve-month period through the end of such quarter for Managed Services customers that are active during such quarter.

(2) Managed Services revenue and metrics exclude content licensing and media services, and Table Rock Management.

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

Net Loss Carryforwards

As of December 31, 2023, we had U.S. federal, state and foreign loss carryforwards (“NOLs”) totaling approximately $181.2 million, $127.0 million and $25.0 million, respectively. The U.S. federal and state NOLs are projected to expire beginning in 2036 and 2028, respectively, unless previously utilized. The U.S. federal NOLs generated after January 1, 2018 may be carried forward indefinitely, subject to an 80% taxable income limitation on the utilization of the carryforwards. The foreign loss carryforwards can be carried forward indefinitely.

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

During the year ended December 31, 2023, we experienced multiple adverse financial trends. As a result, we determined that an indicator of impairment was present and performed a quantitative goodwill impairment assessment as of September 30, 2023 using a market approach, which estimates fair value based on our market capitalization and an estimate of a reasonable range of values of a control premium. We determined that goodwill was not impaired, as the estimated fair value of our reporting units exceeded their carrying values. Additionally, as of September 30, 2023, we performed a quantitative analysis of the recoverability of each of our asset groups. The result of the analyses was that the assets were not impaired, as the expected cash flows exceeded the carrying value for each asset group.

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

We assess the likelihood that the deferred tax assets will be recovered from future taxable income and, if recovery is not more likely than not, we establish a valuation allowance to reduce the deferred tax assets to the amounts expected to be realized. Realization of the deferred tax assets is dependent on us generating sufficient taxable income in future years to obtain a benefit from the reversal of temporary differences and from net operating losses. Due to uncertainties related to the ability to utilize historical U.S. federal and state deferred tax assets in future periods, we have recorded a valuation allowance against these net deferred tax assets in the amount of $88.4 million, as of December 31, 2023. These assets consist primarily of net operating loss and tax credit carryovers and non-deductible stock-based compensation.

In connection with the acquisition of PandoLogic, a deferred tax liability is established for the future consequences attributable to differences between the financial statement carrying amounts of the acquired non-goodwill intangible assets and their respective tax basis. Of the goodwill recorded on the acquisition date, $1.9 million is deductible for tax purposes.

In connection with the acquisition of Broadbean, a deferred tax liability is established for the future consequences attributable to differences between the financial statement carrying amounts of the acquired non-goodwill intangible assets and their respective tax basis. Of the goodwill recorded on the acquisition date, $3.7 million is deductible for tax purposes.

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

Results of Operations

The following tables set forth our results of operations for the years ended December 31, 2023 and 2022, in dollars and as a percentage of our revenue for those periods. The period-to-period comparisons of our historical results are not necessarily indicative of the results that may be expected in the future.

(dollars in thousands)	Year Ended December 31,
	2023	2022
Revenue	$127,560	$149,728
Operating expenses:
Cost of revenue	28,256	27,432
Sales and marketing	52,024	51,345
Research and development	42,090	43,589
General and administrative	73,811	44,177
Amortization	23,715	21,180
Total operating expenses	219,896	187,723
Loss from operations	(92,336)	(37,995)
Gain on debt extinguishment	30,023	19,097
Other income (expense), net	640	(4,350)
Loss before provision for income taxes	(61,673)	(23,248)
(Benefit from) provision for income taxes	(3,048)	2,309
Net loss	$(58,625)	$(25,557)

	Year Ended December 31,
	2023	2022
Revenue	100.0%	100.0%
Operating expenses:
Cost of revenue	22.2	18.3
Sales and marketing	40.8	34.3
Research and development	33.0	29.1
General and administrative	57.9	29.5
Amortization	18.6	14.1
Total operating expenses	172.5	125.4
Loss from operations	(72.5)	(25.4)
Gain on debt extinguishment	23.5	12.8
Other income (expense), net	0.5	(2.9)
Loss before provision for income taxes	(48.5)	(15.5)
(Benefit from) provision for income taxes	(2.4)	1.5
Net loss	(46.1)	(17.1)

Year Ended December 31, 2023 Compared With Year Ended December 31, 2022

Revenue

	Year Ended December 31, 2023
	Commercial	Government &
	Enterprise	Regulated	Total
Software Products & Services (1)	$62,410	$5,991	$68,401
Managed Services	59,159	—	59,159
Revenue	$121,569	$5,991	$127,560

	Year Ended December 31, 2022
	Commercial	Government &
	Enterprise	Regulated	Total
Software Products & Services (1)	$80,749	$3,829	$84,578
Managed Services	65,150	—	65,150
Revenue	$145,899	$3,829	$149,728

(1) Software Products & Services consists of aiWARE revenues of $21.1 million and $27.2 million for the years ended December 31, 2023 and December 31, 2022, respectively, as well as Broadbean revenue of $19.1 million for the year ended December 31, 2023 and PandoLogic revenues of $28.2 million and $57.4 million for the years ended December 31, 2023 and December 31, 2022, respectively.

Commercial Enterprise

Commercial Enterprise revenue of $121.7 million decreased $24.3 million, or 16% in the year ended December 31, 2023 as compared to Commercial Enterprise revenue of $145.9 million in the year ended December 31, 2022. The $24.3 million decline was driven primarily by Commercial Enterprise Software Products & Services revenue, which decreased $18.5 million, or 23%, in the year ended December 31, 2023 compared to the prior year, and secondarily from Commercial Enterprise Managed Services revenue, which declined $6.0 million year over year. The $18.3 million decline in Commercial Enterprise Software Products & Services revenue was primarily due to a decline of $9.0 million in certain one-time software revenue, and declines in spending by consumption based customers across our hiring solutions, including our largest customer Amazon, offset by incremental revenue from our acquisition of Broadbean in the second quarter of 2023. Revenue from Amazon declined from 25% to 12% of consolidated revenue in 2023 as compared to 2022. The $6.0 million decline in Commercial Enterprise Managed Services revenue was primarily due to reduced advertising revenue, which declined largely due to reduced spending from existing customers and budget deferrals to later periods as a result of the negative macroeconomic environment in 2023 and 2022.

Government & Regulated Industries

Government & Regulated Industries Software Products & Services revenue increased $2.2 million, or 56%, in the year ended December 31, 2023 compared to the prior year due primarily to organic growth in software revenues from public safety and federal customers, offset slightly by the divestiture of our energy group in the second quarter of 2023 as compared to 2022. In some cases, Government & Regulated Industries Software Products & Services revenue from customers in certain markets, particularly our government customers, can involve project-based and be impacted by the timing of such projects. As such, we expect that our revenue from these markets could fluctuate significantly from period to period.

Operating Expenses

(dollars in thousands)	Year Ended December 31,
	2023	2022	$ Change	% Change
Cost of revenue	$28,256	$27,432	$824	3.0%
Sales and marketing	52,024	51,345	679	1.3%
Research and development	42,090	43,589	(1,499)	(3.4)%
General and administrative	73,811	44,177	29,634	67.1%
Amortization	23,715	21,180	2,535	12.0%
Total operating expenses	$219,896	$187,723	$32,173	17.1%

Cost of Revenue. The increase in cost of revenue in 2023 compared to 2022 was primarily due to a shift in the mix of revenues from higher margin Software Products & Services products to lower margin Managed Services products. As a percentage of revenue, cost of revenue increased to 22% in 2023 as compared to 18% in 2022, driven by the decline in higher margin revenue from consumption customers across Software Products & Services and certain one time software revenue, consistent with the declines in revenue over the same period.

Sales and Marketing. Sales and marketing expenses increased $0.7 million, or 1% in 2023 compared with 2022, primarily due to increases in personnel-related costs from the addition of new sales and marketing resources, including the acquisition of Broadbean in June 2023. As a percentage of revenue, sales and marketing expenses increased to 41% in 2023 from 34% in 2022.

Research and Development. The decrease in research and development expenses of $1.5 million, or 3% in 2023 compared with 2022, was primarily due to an increase in capitalized costs for internal use software and a decrease in personnel-related costs due to various cost reduction initiatives enacted throughout 2023, partially offset by increased costs for the consulting agreement we entered into with Steel Holdings, LLC, an affiliate of Chad Steelberg, a director on our Board, and our former Chief Executive Officer and former Chairman of our Board in January 2023 and the acquisition of Broadbean in June 2023. As a percentage of revenue, research and development expenses increased to 33% in 2023 from 29% in 2022.

General and Administrative. General and administrative expenses increased $29.6 million, or 67% in 2023 compared to 2022, principally due to a non-cash benefit of $23.1 million recognized in the prior year associated with a change in the estimated fair value of contingent consideration, coupled with the June 2023 Broadbean acquisition and an increase in professional fees largely associated with the acquisition. As a percentage of revenue, general and administrative expenses increased to 58% in 2023 from 30% in 2022.

Amortization. Amortization expense increased in 2023 compared with the corresponding prior year period due to the addition of amortization expense related to our 2022 and 2023 acquisitions.

Gain on Debt Extinguishment

During 2023 and 2022, the gain on debt extinguishment represented gains on the fair value of extinguishing $50.0 million and $60.0 million, respectively, of our convertible notes due November 2026.

Other Income, Net

Other income, net for 2023 was comprised primarily of a gain on the sale of the energy group of $2.6 million, partially offset by net interest expense of $1.8 million.

Provision for (benefit from) income taxes

The change in income taxes from expense of $2.3 million in 2022 to a benefit of $3.0 million for the year ended December 31, 2023 is largely driven by a decline in profitability of certain foreign-based subsidiaries.

Non-GAAP Gross Profit

For the year ended December 31, 2023, our total loss from operations increased to $92.3 million compared to $38.0 million for the year ended December 31, 2022. As noted above, our non-GAAP gross profit is calculated as our revenue less our cost of revenue, as follows:

(dollars in thousands)	Year Ended December 31,
	2023	2022	$ Change	% Change
Revenue	$127,560	$149,728	$(22,168)	(14.8)%
Cost of revenue	28,256	27,432	824	3.0%
Non-GAAP gross profit	99,304	122,296	(22,992)	(18.8)%
Non-GAAP gross margin	77.8%	81.7%

The decrease in non-GAAP gross profit and non-GAAP gross margin in the year ended December 31, 2023 compared with the prior year was due primarily due to decreases in revenue compared to the corresponding prior year periods.

Liquidity and Capital Resources

We have historically financed our business through the sale of equity and debt securities. Our principal sources of liquidity are our cash and cash equivalents, which totaled $79.4 million as of December 31, 2023, compared with total cash and cash equivalents of $184.4 million as of December 31, 2022. The decrease in our cash and cash equivalents as of December 31, 2023 as compared with December 31, 2022 was primarily due to our loss from operating activities of $92.3 million, the $37.5 million repurchase of a portion of our outstanding Convertible Notes in December 2023, investments and acquisitions made during the year ended December 31, 2023, including the net acquisition of $50.3 million for Broadbean in June 2023, taxes paid related to net share settlement of equity awards, and the payments of certain legacy acquisition contingent consideration, offset by gross cash proceeds of $77.5 million received from our December 2023 senior secured Term Loan in the year ended December 31, 2023.

In December 2023, we and certain of our subsidiaries, as guarantors, entered into the Credit Agreement with certain lenders and Wilmington Savings Fund Society, FSB, as administrative agent and collateral agent. The Credit Agreement provides for a $77.5 million senior secured Term Loan, which was fully drawn by us on closing of the Term Loan. In connection with our entry into the Credit Agreement, the Prior Credit Agreement, by and among us, certain of our subsidiaries and Alterna Capital Solutions, LLC, and the related Commercial Guarantee, dated August 8, 2023 were terminated. Immediately prior to its termination, no amounts were outstanding under the Prior Credit Agreement.

Based on our liquidity position as of December 31, 2023 and our current forecast of operating results and cash flows, absent any other action, management determined that we will need additional liquidity to continue our operations for the foreseeable future, including over the next twelve months. In the near term and to meet its obligations as they come due, we expect to capture cost synergies from our past acquisitions coupled with expected cost savings from additional planned cost reduction measures through optimization of the Company's operational structure. We expect these cost synergies and cost reduction measures to enable us to continue our operations for the foreseeable future, including over the next twelve months.

Cash Flows

A summary of cash flows from our operating, investing and financing activities is shown in the table below.

(in thousands)	Year Ended December 31,
	2023	2022
Cash (used in) provided by operating activities	$(76,421)	$3,737
Cash used in investing activities	(54,884)	(12,104)
Cash provided by (used in) financing activities	26,329	(61,928)
Net decrease in cash, cash equivalents and restricted cash	$(104,976)	$(70,295)

Operating Activities

Our operating activities used cash of $76.4 million in the year ended December 31, 2023, due primarily to our net loss of $58.6 million, adjusted by $4.2 million in non-cash expenses, including $26.1 million in depreciation and amortization and $11.0 million in stock-based compensation expense, offset by $30.0 million from a net gain on debt extinguishment, with an additional $22.0 million from the net working capital decrease. The net working capital decrease is primarily due to an increase in other assets of $2.2 million, an increase in accrued media payments of $8.2 million, an increase in accounts receivable of $5.7 million, an increase in accounts payable of $5.4 million, an increase in other liabilities of $1.8 million and an increase in other accrued liabilities of $2.9 million.

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

Investing Activities

Our investing activities for the year ended December 31, 2023 used cash of $54.9 million primarily for $50.2 million to fund our acquisition.

Our investing activities for the year ended December 31, 2022 used cash of $12.1 million primarily for $4.8 million in capital expenditures, $4.6 million to fund a portion of the consideration for our acquisitions, and for an equity investment of $2.8 million in a strategic partner.

Financing Activities

Our financing activities for the year ended December 31, 2023 provided cash of $26.3 million, consisting of $77.5 million for the issuance of the Term Loan, partially offset by the $37.5 million repurchase of a portion of our outstanding Convertible Notes, $7.8 million to pay the 2021 contingent consideration for PandoLogic and $2.7 million for the payment of contingent consideration.

Our financing activities for the year ended December 31, 2022 used cash of $61.9 million, consisting of $39.0 million to pay for the repurchase of a portion of our outstanding Convertible Notes, $14.4 million to pay the 2021 contingent consideration for PandoLogic and $9.8 million to pay taxes paid related to the net share settlement of equity awards, partially offset by $1.1 million in proceeds received from the exercise of stock options and purchases of shares under our ESPP.

Contractual Obligations and Known Future Cash Requirements

As of December 31, 2023, our debt obligations are comprised of our Term Loan and 2026 Convertible Notes. As of December 31, 2023, we have $77.5 million principal amount outstanding under our Term Loan that matures in December 2027 and $91.2 million aggregate principal amount outstanding of our 2026 Convertible Senior Notes that mature in November 2026.

As of December 31, 2023, we have future cash requirements to pay $5.3 million in purchase consideration commitments related to the VSL acquisition and the March 2022 acquisition that will be in 2024. We have no other present agreements or commitments with respect to any material acquisitions of businesses or technologies or any other material capital expenditures.

As of December 31, 2023, we have recorded $2.0 million of gross liability for uncertain tax positions, including interest and penalties. Based upon the information available and possible outcomes, we cannot reasonably estimate the amount and period in which the liability might be paid.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by Item 305 of Regulation S-K.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Veritone, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Veritone, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 29, 2024 expressed an adverse opinion.

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

•
We obtained management’s analysis of forecasted usage of the trade credits. We evaluated the appropriateness of management's approach, reviewed the agreements and tested delivery of software related to 2023 trade credit additions, reviewed modifications to existing trade credit agreements, and tested the completeness and accuracy of the underlying data.
•
We evaluated the reasonableness of selected usage assumptions by making inquiries of management, reviewing industry reports, and inquiring with staff members outside of the finance function to understand macroeconomic trends and forecasted usage estimates. Further, we performed procedures to evaluate management's intent and ability to carry out a course of action underlying certain usage assumptions.
•
We performed a lookback analysis to compare management’s historical forecasted usage to actual usage in order to test management’s ability to forecast.
•
We performed a sensitivity analysis over the significant assumptions to evaluate the changes in usage estimates that would result from changes in the underlying assumptions.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2018.

Phoenix, Arizona

March 29, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Veritone, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Veritone, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, because of the effect of the material weaknesses described in the following paragraphs on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment.

The Company’s controls to determine proper accounting for certain foreign exchange transactions and translation between Veritone, Inc. and certain foreign subsidiaries were not designed effectively.

The Company’s information technology general controls (“ITGCs”) in the areas of user access and change-management over certain information technology systems that support the Company’s financial reporting processes were not effective. In addition, the Company’s business process automated and manual controls that are dependent on the affected ITGCs were also deemed ineffective because they could have been adversely impacted.

The Company did not maintain appropriately designed entity-level controls impacting the control environment or monitoring controls to prevent or detect material misstatements to the consolidated financial statements. Specifically, these deficiencies were attributed to (i) a lack of a sufficient number of qualified resources to perform control activities and (ii) insufficient risk assessment and monitoring activities as a result of untimely or ineffective identification of internal control risks to properly design, test, implement and assess effective internal controls over financial reporting.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2023. The material weaknesses identified above were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2023 consolidated financial statements, and this report does not affect our report dated March 29, 2024 which expressed an unqualified opinion on those financial statements.

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

Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of Broadbean whose financial statements reflect total assets and revenues constituting approximately $85.0 million and $19.1 million, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2023. As indicated in Management’s Report, Broadbean was acquired during 2023. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of Broadbean.

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

/s/ GRANT THORNTON LLP

Phoenix, Arizona

March 29, 2024

VERITONE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share and share data)

	As of
	December 31, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$79,439	$184,423
Accounts receivable, net	69,266	56,001
Expenditures billable to clients	19,608	22,339
Prepaid expenses and other current assets	14,457	15,242
Total current assets	182,770	278,005
Property, equipment and improvements, net	8,656	5,291
Intangible assets, net	83,423	79,664
Goodwill	80,247	46,498
Long-term restricted cash	867	859
Other assets	19,851	14,435
Total assets	$375,814	$424,752
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$32,756	$36,738
Accrued media payments	93,896	102,064
Client advances	15,452	16,442
Deferred revenue	12,813	2,600
Senior Secured Term Loan, current portion	5,813	—
Contingent consideration, current	1,000	8,067
Other accrued liabilities	27,095	27,412
Total current liabilities	188,825	193,323
Convertible senior notes, non-current	89,572	137,767
Senior Secured Term Loan, non-current	45,012	—
Contingent consideration, non-current	633	—
Other non-current liabilities	13,625	13,811
Total liabilities	337,667	344,901
Commitments and contingencies (Note 9)
Stockholders' equity
Common stock, par value $0.001 per share; 75,000,000 shares authorized; 37,186,348 and 36,321,222 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	38	36
Additional paid-in capital	468,015	451,162
Accumulated deficit	(429,896)	(371,271)
Accumulated other comprehensive loss	(10)	(76)
Total stockholders' equity	38,147	79,851
Total liabilities and stockholders' equity	$375,814	$424,752

The accompanying notes are an integral part of these consolidated financial statements.

VERITONE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share and share data)

	Year Ended December 31,
	2023	2022
Revenue	$127,560	$149,728
Operating expenses:
Cost of revenue	28,256	27,432
Sales and marketing	52,024	51,345
Research and development	42,090	43,589
General and administrative	73,811	44,177
Amortization	23,715	21,180
Total operating expenses	219,896	187,723
Loss from operations	(92,336)	(37,995)
Gain on debt extinguishment	30,023	19,097
Other income (expense), net	640	(4,350)
Income (loss) before provision for income taxes	(61,673)	(23,248)
(Benefit from) provision for income taxes	(3,048)	2,309
Net income (loss)	$(58,625)	$(25,557)
Net income (loss) used for calculating net income (loss) per share:
Basic	$(58,625)	$(25,557)
Diluted	$(58,625)	$(25,557)
Net income (loss) per share:
Basic	$(1.59)	$(0.71)
Diluted	$(1.59)	$(0.71)
Weighted average shares outstanding:
Basic	36,909,919	36,033,560
Diluted	36,909,919	36,033,560
Comprehensive income (loss):
Net income (loss)	$(58,625)	$(25,557)
Foreign currency translation (gain) loss, net of income taxes	66	28
Total comprehensive income (loss)	$(58,559)	$(25,529)

The accompanying notes are an integral part of these consolidated financial statements.

VERITONE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

	Year Ended December 31, 2023
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance as of December 31, 2021	34,972,256	$35	$431,606	$(345,037)	$(104)	$86,500
Cumulative-effect of accounting change adopted as of January 1, 2022	—	—	—	$(677)	—	(677)
Common stock issued under employee stock plans, net	1,382,091	1	1,304	—	—	1,305
Common stock withheld for employee taxes	(502,005)	—	(9,766)	—	—	(9,766)
Common stock issued for acquisitions	116,550	—	1,929	—	—	1,929
Common stock issued as part of contingent consideration	352,330	—	6,440	—	—	6,440
Stock-based compensation	—	—	19,373	—	—	19,373
Unwinding of capped calls related to convertible notes repurchase	—	—	276	—	—	276
Net loss	—	—	—	(25,557)	—	(25,557)
Other comprehensive loss	—	—	—	—	28	28
Balance as of December 31, 2022	36,321,222	36	451,162	(371,271)	(76)	79,851
Common stock issued under employee stock plans, net	953,306	2	1,062	—	—	1,064
Common stock withheld for employee taxes	(223,980)	—	(1,153)	—	—	(1,153)
Common stock issued as part of contingent consideration	135,800	—	756	—	—	756
Stock-based compensation	—	—	11,239	—	—	11,239
Warrants issued in connection with the 2023 Senior Secured Term Loan	—	—	4,949	—	—	4,949
Net loss	—	—	—	(58,625)	—	(58,625)
Other comprehensive loss	—	—	—	—	66	66
Balance as of December 31, 2023	37,186,348	$38	$468,015	$(429,896)	$(10)	$38,147

The accompanying notes are an integral part of these consolidated financial statements.

VERITONE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(58,625)	$(25,557)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	26,102	22,493
Provision for credit losses	272	549
Stock-based compensation expense	10,950	19,115
Gain on sale of energy group	(2,572)	—
Change in fair value of contingent consideration	2,284	(22,721)
Change in deferred taxes	(4,984)	(1,562)
Amortization of debt issuance costs	1,082	1,191
Amortization of right-of-use assets	1,561	1,053
Imputed non-cash interest expense	(439)	—
Gain on debt extinguishment	(30,023)	(19,097)
Changes in assets and liabilities:
Accounts receivable	(5,720)	29,658
Expenditures billable to clients	2,731	4,841
Prepaid expenses and other assets	2,276	(2,938)
Other assets	(2,204)	(9,558)
Accounts payable	(5,449)	(9,997)
Deferred revenue	184	—
Accrued media payments	(8,168)	14,507
Client advances	(982)	8,481
Other accrued liabilities	(2,877)	(1,600)
Other liabilities	(1,820)	(5,121)
Net cash (used in) provided by operating activities	(76,421)	3,737
Cash flows from investing activities:
Minority investment	—	(2,750)
Proceeds from sale of energy group	504	—
Capital expenditures	(5,120)	(4,765)
Acquisitions, net of cash acquired	(50,268)	(4,589)
Net cash used in investing activities	(54,884)	(12,104)
Cash flows from financing activities:
Payment of debt issuance costs	(3,120)	—
Issuance of Senior Secured Term Loan	77,500	—
Repurchase of convertible senior notes	(37,500)	(39,029)
Payment of debt repurchase costs	—	(380)
Unwinding of capped calls related to debt repurchase	—	276
Payment of contingent consideration	(2,690)	(14,376)
Taxes paid related to net share settlement of equity awards	(1,153)	(9,766)
Payment of earnout	(7,772)	—
Proceeds from issuances of stock under employee stock plans, net	1,064	1,347
Net cash provided by (used in) financing activities	26,329	(61,928)
Net decrease in cash and cash equivalents and restricted cash	(104,976)	(70,295)
Cash and cash equivalents and restricted cash, beginning of period	185,282	255,577
Cash and cash equivalents and restricted cash, end of period	$80,306	$185,282
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Taxes paid	$2,648	$1,869
Interest paid	$2,630	$3,502
Non-cash investing and financing activities:
Warrants issued in connection with the 2023 Term Loan	$4,949	—
Fair value of shares issued for acquisition of businesses and contingent consideration	$756	$8,369
Stock-based compensation capitalized for software development	$413	$258
Lease liabilities arising from right-of-use assets	$1,436	$4,501

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

On June 13, 2023, the Company acquired Broadbean (as defined in Note 3), a global leader of talent acquisition software-as-a-service technology. For further details on this acquisition, refer to Note 3.

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

Liquidity and Capital Resources

These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles assuming the Company will continue as a going concern. During the year ended December 31, 2023, the Company used cash in operations of $76,421 and during the years ended December 31, 2023 and 2022 incurred net losses of $58,625 and $25,557, respectively. As of December 31, 2023, the Company had an accumulated deficit of $429,896. Historically, the Company has satisfied its capital needs with the net proceeds from its sales of equity securities, its issuance of convertible debt and a term loan, and the exercises of common stock options and warrants.

During the year ended December 31, 2023, the cash flows used in operations were driven principally by the Company’s net loss of $58,625, and the Company used cash in investing activities of $54,884, driven principally by its acquisition of Broadbean (see Note 3), and generated cash flows from financing activities of $26,329, driven principally by the issuance of the Senior Secured Term Loan, offset by the repurchase of convertible notes. Based on the Company's liquidity position as of December 31, 2023 and the Company's current forecast of operating results and cash flows, absent any other action, management determined that the Company will require additional liquidity to continue its operations for the foreseeable future, including over the next twelve months.

In the near term and to meet its obligations as they come due, the Company expects to capture cost synergies from the Company’s past acquisitions coupled with expected cost savings from additional planned cost reduction measures through optimization of the Company's operational structure. The Company expects the cost synergies coupled with the additional cost reduction measures to enable the Company to continue operations for the foreseeable future, including over the next twelve months.

Use of Accounting Estimates

The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the accompanying consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The principal estimates relate to the accounting recognition and presentation of revenue, allowance for credit losses, purchase accounting, impairment of long-lived assets, the valuation of contingent consideration, the valuation of senior secured debt, the valuation of non-cash consideration received in barter transactions and evaluation of realizability, the valuation of stock awards and stock warrants and income taxes, where applicable.

There has been uncertainty and disruption in the global economy and financial markets due to a number of factors, including the COVID-19 pandemic, the wars in Ukraine and Israel, the global inflationary environment and rising interest rates. The war in Israel has also adversely impacted the Company’s business operations because the Company has an office and personnel based in Tel Aviv, Israel. The Company is not aware of any specific event or circumstance that would require an update to its estimates or assumptions or a revision of the carrying value of its assets or liabilities as of the date of filing of this Annual Report on Form 10-K.

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

Accounts Receivable, Allowance for Credit Losses and Expenditures Billable to Clients

Accounts receivable consist primarily of amounts due from the Company’s clients and customers under normal trade terms. Past due is generally considered greater than 90 days outstanding, but this can vary depending on common business practices for certain products and customers.

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

The Company’s stock warrants are categorized as Level 3 within the fair value hierarchy. Stock warrants are recorded within equity in the Company’s consolidated balance sheets as of December 31, 2023 and 2022. The warrants have been recorded at their fair values using a probability weighted expected return model or Black-Scholes-Merton option pricing model. These models incorporate contractual terms and assumptions regarding expected term, risk-free rates and volatility. The value of the Company’s stock warrants would increase if a higher risk-free interest rate was used and would decrease if a lower risk-free interest rate was used. Similarly, a higher volatility assumption would increase the value of the stock warrants, and a lower volatility assumption would decrease the value of the stock warrants. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management with the assistance of a third-party valuation specialist.

The Company’s contingent consideration is categorized as Level 3 within the fair value hierarchy. Contingent consideration is recorded within contingent consideration, current and contingent consideration, non-current in the Company’s consolidated balance sheets as of December 31, 2023 and 2022. The contingent consideration for PandoLogic has been recorded at its fair values using a Monte Carlo simulation option pricing framework. These models incorporate contractual terms and assumptions regarding financial forecasts for PandoLogic, discount rates, and volatility of forecasted revenue. The value of the PandoLogic contingent consideration would increase if a lower discount rate was used and would increase if a higher discount rate was used. Similarly, a higher revenue volatility assumption would increase the value of the PandoLogic contingent consideration, and a lower revenue volatility assumption would decrease the value of the PandoLogic contingent consideration. The contingent consideration for the March 2022 Acquisition has been recorded at its fair values using was the expected (probability-weighted) payment based on the likelihood of achieving the financial performance targets. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management with the assistance of a third-party valuation specialist.

The Company’s strategic minority investments are categorized as Level 3 within the fair value hierarchy. These investments are recorded at cost within other assets in the Company’s consolidated balance sheets as of December 31, 2023 and 2022. The Company will monitor these investments to determine whether an other-than-temporary decline in value indicates that impairment charges may be required. The Company will also re-measure its investments if there is an observable transaction in a similar class of security to our investments.

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

During the year ended December 31, 2023, the Company experienced multiple adverse financial trends. As a result, the Company determined that an indicator of impairment was present and performed a quantitative goodwill impairment assessment as of September 30, 2023 using a market approach, which estimates fair value based on the Company’s market capitalization and an estimate of a reasonable range of values of a control premium. The Company determined that goodwill was not impaired, as the estimated fair value of the Company’s reporting units exceeded their carrying values. Additionally, as of September 30, 2023, the Company performed a quantitative analysis of the recoverability of each of the Company’s asset groups. The result of the analyses was that the assets were not impaired, as the expected cash flows exceeded the carrying value for each asset group.

No impairment of goodwill or long-lived assets was recorded for the years ended December 31, 2023 and 2022.

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

Software Products & Services Revenues

aiWARE Revenues

The Company has agreements with its customers under which it provides customers with access to and use the Company’s aiWARE and digital content management platforms. Under most agreements, the Company provides access to the platform, specified applications and associated data ingestion, hosting and/or processing services, and standard user support. Fees for these services typically take the form of a fixed monthly subscription fee, with certain contracts specifying usage-based fees for data processing services in excess of the data processing services included as part of such subscription services. Fees for excess usage-based data processing services are accounted for as variable consideration. In certain cases, the fixed monthly subscription fee may adjust during each monthly period of the contract based on changes in the monthly volume of services, at the rates established in the contract. These contracts typically have terms ranging from one to three years, with renewal options, and do not contain refund-type provisions. All significant services provided as part of these subscription arrangements are highly interdependent and constitute a single performance obligation comprised of a series of distinct services transferred to the customer in a similar manner throughout the contract term (collectively, the “subscription services”). The fixed subscription fees are recognized as revenue over the contract term using the output method of passage of time, as this best depicts the pattern of control transfer. If a portion of the term of a contract is cancellable, the Company determines the transaction price for, and recognizes revenue ratably over, the non-cancellable portion of the term of the contract. The Company receives fees from advertisers or resellers as consideration for combined software and services performed by the Company. The amount expected to be received from the advertiser or through the reseller represents the Company's fees which are recognized when the Company's services are transferred to the customer. The Company concluded that it is the principal in delivering these products to customers and as a result reports revenue on a gross basis. In certain SaaS arrangements with broadcasters, the fees for subscription services are paid by broadcasters with advertising inventory that is provided to and monetized by the Company. The Company recognizes revenue for these arrangements based on the estimated fair value of the advertising inventory.

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

Veritone Hire Solutions Revenues

Revenue is generated through various types of talent acquisition software solutions that principally consist of subscription-based talent acquisition products, subscription revenue for recruitment software-as-a-service (“SaaS”) solutions and access to the Company’s online talent networks, programmatic talent acquisition products, and other recruitment services. We previously referred to these solutions as “hiring solutions” now refer to these solutions and services as “Veritone Hire.” Subscription contracts do not provide customers with the right to take possession of the software supporting the applications and, as a result, are accounted for as service contracts.

Subscription Fee Revenue

Subscription fee revenue from SaaS applications and access to the Company’s online talent networks are generally recognized ratably over the contractual term of the arrangement beginning on the date that service is made available to the customer.

Revenue for Broadbean is generated through various types of talent acquisition software solutions that principally consist of subscription-based talent acquisition products, subscription revenue for recruitment SaaS solutions and access to the Broadbean’s online talent networks, transactional talent acquisition products, and other recruitment services. Subscription contracts do not provide customers with the right to take possession of the software supporting the applications and, as a result, are accounted for as service contracts. Subscription fee revenue from SaaS applications and access to Broadbean’s online talent networks, which makes up the majority of Broadbean’s revenues, are generally recognized ratably over the contractual term of the arrangement beginning on the date that service is made available to the customer. Broadbean does not offer financing alternatives to customers and there are no rights of return, warranties, or other variable consideration in contracts with customers. Payment terms are generally net 30 days. In most cases, Broadbean acts as a principal with respect to the goods and services it sells providing for gross revenue.

Media Revenue

Media buy is a service offered by Broadbean to purchase media for job postings, job advertising space, etc. from various third-party jobsites (e.g., LinkedIn) on behalf of customers. Broadbean then uses the media that has been purchased for the customers job listings and advertisements. In accordance with Accounting Standard Codification (“ASC”) 606, the Company records customer billed amounts into revenue and, in the same revenue account, recognizes the cost associated with these transactions. Revenues and costs are recorded in the same period which results in the Company effectively recognizing net revenue.

In the certain cases where Broadbean is acting as an agent, revenue is recognized net of the costs to obtain the media. Broadbean reports revenue net of sales and other taxes collected from customers to be remitted to government authorities.

Implementation and Customization Revenue

Broadbean implementation and customization revenue include, amongst other items, account setup, customization of job boards that customer uses, training, additional languages, testing, user acceptance testing, project management, customized reports, and integration with the applicant tracking system. The criteria for implementation and customization revenue to be considered as separate performance obligations requires them to be distinct in the context of the contract and not integral to the customer receiving value from the product (ASC 606-10-25-19). The determination was made that since a customer can use the product without additional integration or personalized setup services, they are distinct. Performance obligations are typically fulfilled within one month of signing, and the Company recognizes these revenues at the point in time the performance obligation is satisfied.

Contracts With Multiple Performance Obligations

For contracts with customers that contain multiple performance obligations, the individual performance obligations are accounted for separately when they are both capable of being distinct, whereby the customer can benefit from the service either on its own or together with other resources that are readily available from third parties or from the Company, and are distinct in the context of the contract, whereby the transfer of the services is separately identifiable from other promises in the contract. If these criteria are not met, the promised services are accounted for as a combined performance obligation. The transaction price is allocated to the separate performance obligations on a relative stand-alone selling price basis. The Company determines the stand-alone selling prices based on their overall pricing objectives, taking into consideration market conditions and entity-specific factors, including the size of arrangements, length of term, customer demographics, and the types of users within arrangements.

Programmatic Advertising Services

The Company generates revenue primarily from platform services where it provides its customers access to intelligent hiring services, including ad placements on job boards. Revenue is derived from AI-enabled services, which uses software and algorithms to match buyers and sellers of digital job advertising in a technology-driven marketplace. The Company provides the use of its hiring solutions to clients to execute digital hiring campaigns at scale, which are typically ordered through monthly purchasing commitments. The Company charges customers a fee based on various performance indicators as outlined in our customer contracts including job advertisements placed, potential job applicants or other outputs of services placed through its platform, which is accounted for as variable consideration. All services provided as part of these arrangements are highly interdependent and constitute a single performance obligation comprised of a series of distinct services transferred to the customer in a similar manner throughout the contract term. Revenue is recognized over time using the input method of cost incurred as platform services are provided during each campaign as this best depicts the transfer of control. The Company determined that it is not a principal in the purchase and sale of job placements in its arrangements, and as a result, reports its revenue on a net basis for solution fees charged to clients. Costs to source applicants are recorded monthly over the period the services are delivered as an offset to revenue.

Managed Services Revenues

Influencer Representation

The Company earns commissions on its clients’ successful engagements. As part of the client representation business, the Company represents, supports and advocates for its clients in the sourcing, negotiating, and execution of income generating engagements. The Company’s clients consist primarily of influencers in the social media market.

The Company’s promise, as well as its performance obligation, under the Company’s representation arrangements is to achieve a successful engagement for its clients, which is fulfilled when its clients perform in accordance with the terms of their respective engagements. Accordingly, the Company recognizes commission revenue when a client achieves a successful engagement, as this is when a client also obtains control of the representation service.

The Company’s clients may receive a fixed fee for their services or receive a combination of a fixed fee and the potential to earn variable consideration. Such variable consideration is generally based on performance of social media posts or direct marketing campaigns promoted in the posts. Commission revenue from variable consideration is recognized using the most likely amount method. The Company is determined to be an agent with respect to the representation services, and therefore revenues will be recognized net of the amounts paid to the influencer.

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

Gross Versus Net Revenue Recognition

The Company reports revenue on a gross or net basis based on management’s assessment of whether the Company acts as a principal or agent in the transaction. To the extent the Company acts as the principal, revenue is reported on a gross basis, net of any sales tax from customers, when applicable. The determination of whether the Company acts as a principal or an agent in a transaction is based on an evaluation of whether the Company controls the good or service prior to transfer to the customer. The Company has determined that it acts as the principal in providing all of its services with the exception of certain content licensing services, advertising services, media revenue and programmatic advertising services, where the Company recognizes its fees on a net basis.

Remaining Performance Obligations

As of December 31, 2023, the aggregate amount of the transaction prices under the Company’s contracts allocated to the Company’s remaining performance obligations was $32,254, approximately 56% of which the Company expects to recognize as revenue over the next twelve months, and the remainder thereafter to be recognized over the next 3 years. This aggregate amount excludes amounts allocated to remaining performance obligations under contracts that have an original duration of one year or less and variable consideration that is allocated to remaining performance obligations. Excluded based on this policy are balances related to Veritone Hire solutions representing gross purchase orders to be satisfied in less than one year. Revenues will be recognized net of costs to fulfill these orders.

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

Determining the appropriate fair values of stock options and ESPP purchase rights at the grant date requires significant judgment, including estimating the volatility of the Company’s common stock, the expected term of awards, and the derived service periods for each tranche of performance stock options. In determining fair values, the Company estimated volatility based on the historical volatility of its own common stock.

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

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred and are primarily included in sales and marketing expenses in the Company’s consolidated statements of operations and comprehensive loss. Advertising and marketing costs include personnel-related costs for sales and marketing resources, online and print advertising, public relations, tradeshows, and sponsorships. For the years ended December 31, 2023 and 2022, the Company recorded expense of $5,430 and $6,613, respectively, for advertising and marketing costs.

Research and Development Costs and Software Development Costs

Research and development costs are expensed as incurred. Computer software development costs and website development costs are expensed as incurred, except for internal use software that qualify for capitalization as described below.

The costs of internal use software that is developed to meet the Company’s needs and will not be marketed externally are subject to capitalization under ASC 350-40. The Company expenses costs incurred in the preliminary project and post-implementation stages of software development and capitalizes costs incurred in the application development stage and costs associated with significant enhancements to existing internal use software applications. These capitalized costs are included in property, equipment and improvements, net on the consolidated balance sheets and are amortized using the straight-line method over an estimated useful life of three years commencing when the software project is ready for its intended use. The Company capitalized $4,507 of software development costs in 2023 and $4,188 of software development costs in 2022.

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

Foreign Currency

The functional currency of the Company's foreign subsidiary in Israel is the U.S. dollar. Accordingly, monetary assets and liabilities of the Company's foreign subsidiaries are remeasured into U.S. dollars at the exchange rates in effect at the reporting date, non-monetary assets and liabilities are re-measured at historical rates, and revenue and expenses are re-measured at average exchange rates in effect during each reporting period. Foreign currency transaction gains and losses are recognized in other income (expense), net within the consolidated statements of operations. The functional currency of the Company's remaining international subsidiaries is the local currency of the country in which they operate. The Company translates the assets and liabilities of its non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates in effect at the end of each reporting period. Revenue and expenses for these subsidiaries are translated using rates that approximate those in effect during the period. Gains and losses from these translations are recognized as a cumulative translation adjustment and included in accumulated other comprehensive income (loss).

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

Significant Customers

One individual customer accounted for 10% or more of the Company’s revenue for each of the years ended December 31, 2023 and December 31, 2022. No individual customer accounted for 10% or more of the Company’s accounts receivable as of December 31, 2023, and one individual customer accounted for 10% or more of accounts receivable as of December 31, 2022.

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

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). The amendments under this pronouncement change the way all leases with duration of one year or more are treated. Under this guidance, lessees are required to capitalize virtually all leases on the balance sheet as a right-of-use asset and an associated financing lease liability or operating lease liability. On January 1, 2022, the Company adopted the new leasing standard using the modified retrospective transition method applied at the adoption date of the standard. See Note 9 for further details.

In September 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326). which requires measurement and recognition of expected credit losses for financial assets held. The standard was effective for the Company beginning in the first quarter of fiscal year 2023. The Company adopted this guidance on January 1, 2023 and the impact of the adoption was not material to our consolidated financial statements as credit losses are not expected to be significant based on historical collection trends, the financial condition of payment partners, and external market factors.

In December 2019, the FASB issued ASU No. 2019-12 to simplify the accounting in ASC Topic 740, Income Taxes. This standard removes certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. This guidance also clarifies and simplifies other areas of ASC 740. The Company adopted this guidance on January 1, 2022 using the prospective transition method. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires entities to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC Topic 606, Revenue from Contracts with Customers, in order to align the recognition of a contract liability with the definition of a performance obligation. The Company adopted this guidance on January 1, 2023. The Company recognized the contract assets and contract liabilities in accordance with ASC 606, and the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires entities to provide additional information in the rate reconciliation and additional disaggregated disclosures about income taxes paid. This guidance requires public entities to disclose in their rate reconciliation table additional categories of information about federal, state, and foreign income taxes and to provide more details about the reconciling items in some categories if the items meet a quantitative threshold. The guidance is effective for annual periods beginning after December 15, 2024. The Company plans to adopt ASU 2023-09 on January 1, 2025. The Company does not expect the adoption of this guidance to have a significant impact on the Company’s consolidated financial statements, but the guidance will impact its income tax disclosures.

NOTE 3. BUSINESS COMBINATIONS AND DIVESTITURE

Broadbean Acquisition

On June 13, 2023, the Company acquired Broadbean (as defined below), a global leader of talent acquisition software-as-a-service technology, pursuant to a securities and asset purchase agreement whereby the Company acquired (i) 100% of the issued and outstanding share capital of (a) Broadbean Technology Pty Ltd I, (b) Broadbean Technology Limited, (c) Broadbean, Inc., and (d) CareerBuilder France S.A.R.L., and (ii) certain assets and liabilities related thereto (the foregoing clauses (i) and (ii) together, “Broadbean”). The acquisition is intended to strengthen Veritone’s AI-driven human resources product suite, building on the Company’s previous acquisition of PandoLogic.

The total purchase consideration was $53,301 (the “Broadbean Acquisition Consideration”), which consisted of cash payments of $53,301 at closing. The Company incurred $4,214 in acquisition-related expenses and has recorded them in general and administrative expenses in the consolidated statement of operations and comprehensive loss. The following table summarizes the fair value of the Broadbean Acquisition Consideration:

Broadbean Acquisition Consideration	Amount

Cash consideration at closing	$53,301

The allocation of the Broadbean Acquisition Consideration to tangible and intangible assets acquired and liabilities assumed is based on estimated fair values and is as follows:

Allocation of Broadbean Acquisition Consideration**	As Reported	Measurement Period Adjustment	As Adjusted
Cash and cash equivalents	$3,029	$4	$3,033
Accounts receivable, net	7,910	(93)	7,817
Prepaid expenses and other current assets	1,008	(1)	1,007
Property, equipment and improvements, net	4,348	(4,005)	343
Intangible assets	27,500	—	27,500
Other assets	1,115	2,371	3,486
Total assets acquired	44,910	(1,724)	43,186
Accounts payable	1,369	(262)	1,107
Deferred revenue	10,134	(105)	10,029
Other accrued liabilities	4,565	489	5,054
Other non-current liabilities	7,565	(947)	6,618
Total liabilities assumed	23,633	(825)	22,808
Identifiable net assets acquired	21,277	(899)	20,378
Goodwill	31,947	976	32,923
Total purchase consideration	$53,224	$77	$53,301

**The excess of the total consideration over the tangible assets, identifiable intangible assets, and assumed liabilities is recorded as goodwill. Goodwill is primarily attributable to opportunities to cross-sell into our Commercial Enterprise customer base and to the assembled workforce. Tax deductible goodwill generated from the acquisition is $3,728.

During the year ended December 31, 2023, the Company continued finalizing its valuations of the assets acquired and liabilities assumed in the acquisition of Broadbean based on new information obtained about facts and circumstances that existed as of the acquisition date. During the year ended December 31, 2023, the Company recorded measurement period adjustments, reducing its acquisition date goodwill by approximately $1.0 million primarily to decrease the fair value of property, equipment and improvements, net by $4.0 million and other non-current liabilities by $1.0 million and increase other assets by $2.4 million based on a resolution of tax uncertainties related to qualifying net operating losses and recognition of an uncertain tax position, identification of capitalized software relating to intangible assets recognized, and balances from a formerly commingled foreign entity. In addition, the change to the preliminary amount of property, equipment and liabilities resulted in a decrease in depreciation expense and accumulated amortization of $0.2 million, of which $0.1 million relates to a previous period.

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

Taxes

In connection with the acquisition of Broadbean, a net deferred tax liability of $3,741 was established primarily relating to non-goodwill intangible assets and recorded within other non-current liabilities on the Company’s consolidated balance sheets. The amount of tax-deductible goodwill as of the purchase date is $3,728. The allocation of purchase consideration to deferred tax assets and liabilities and income taxes payable is preliminary as the Company continues to evaluate certain balances, estimates and assumptions during the measurement period (up to one year from the acquisition date).

Unaudited Pro Forma Results

The unaudited pro forma financial information in the table below summarizes the combined results of operations for the Company and Broadbean as if the companies were combined for the years ended December 31, 2023 and December 31, 2022, respectively. The unaudited pro forma financial information for all periods presented included the business combination accounting effects resulting from this acquisition, including adjustments to reflect recognition of intangible asset amortization. The unaudited pro forma financial information as presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of January 1, 2022 or the results that may occur in the future.

The Company recognized $19.1 million in revenue and $1.9 million of net income related to Broadbean since the acquisition date of June 13, 2023 through December 31, 2023 in the consolidated statement of operations and comprehensive loss.

The unaudited pro forma financial information was as follows:

Year Ended December 31,
2023
Net revenue	$33,931
Loss before provision for income taxes	(381)
Net loss	(811)

Year Ended December 31,
2022
Net revenue	$29,046
Loss before provision for income taxes	(782)
Net income	105

VSL Acquisition

On August 11, 2022, the Company acquired certain assets of VSL, a U.K.-based company focused on AI-powered video analytics and surveillance software solutions, pursuant to an asset purchase agreement.

The total purchase consideration was $1,952 (the “VSL Acquisition Consideration”), which consisted of cash payments of $1,700 at closing and deferred cash payments to be made during the three months ended March 31, 2024 totaling $0, of which the deferred payments were estimated to have a fair value of $252 as of the acquisition date. The Company incurred $272 in acquisition-related expenses and has recorded them in general and administrative expenses in the consolidated statement of operations and comprehensive loss.

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

The total purchase consideration was $3,384 (the “VocaliD Acquisition Consideration”), which consisted of cash payments of $1,609 at closing and deferred cash payments made in 2023 totaling $2,000, of which the deferred payments were estimated to have a fair value of $1,785 as of the acquisition date, and a net working capital adjustment reducing the purchase price by $10. The Company incurred $200 in acquisition-related expenses and has recorded them in general and administrative expenses in the consolidated statement of operations and comprehensive loss.

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

The total purchase consideration was $5,881 (the “March Acquisition Consideration”), which consisted of a cash payment of $1,500 at closing, $1,929 for the fair value of the Company’s 116,550 shares of common stock, and deferred cash payments to be made in 2023 and 2024 totaling $3,000, of which the deferred payments were estimated to have a fair value of $2,707 on the acquisition date. The total purchase price was decreased by $976 for the settlement of a preexisting receivable and increased by $684 to adjust for the cash on hand at the time of the transaction closing and a net working capital adjustment of $37. In addition, the seller may receive up to $4,500 in contingent consideration based on achieving certain milestones tied to the entity’s financial performance in fiscal 2022 and 2023, which amount will be paid in cash (the “March Acquisition Contingent Consideration”). The fair value of the March Acquisition Contingent Consideration was estimated to be $3,015 as of March 1, 2022, all of which was deemed to be compensation to the seller which will be recognized as compensation expense over the contingent consideration period in the general and administrative expenses on the consolidated statement of operations and comprehensive loss. The Company incurred $270 in acquisition-related expenses and has recorded them in general and administrative expenses in the consolidated statement of operations and comprehensive loss.

In July 2023, the Company entered into an amendment to the March 2022 Acquisition securities purchase agreement (the “March 2022 Acquisition Amendment”). The March 2022 Acquisition Amendment provides that the March 2022 Acquisition Contingent Consideration amount was reduced to $3,500 (the “March 2022 Acquisition Contingent Consideration Amount”) and the payment is now tied to the employment status of the seller through December 31, 2025, irrespective of the actual financial performance of the acquired company. Expense associated with this expected payment will be accrued ratably over the service period. In exchange for the March 2022 Acquisition Contingent Consideration Amount,

the March 2022 Acquisition Amendment further provides that certain restrictive operational covenants and obligations of the Company terminated immediately as of the date of the March 2022 Acquisition Amendment.

The Company incurred $270 in acquisition-related expenses and has recorded them in general and administrative expenses in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2022.

The Company paid the first of two deferred cash payments of $1,500 during the year ended December 31, 2023.

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

Energy Group Divestiture

On June 30, 2023, the Company completed the sale of its energy group (the “Energy Divestiture”) to GridBeyond Limited, an Ireland-based privately held company (“GridBeyond”) that delivers AI-powered energy solutions, pursuant to an asset purchase agreement. The Company received 4,160,644 shares of Series B Preference Shares in GridBeyond valued at approximately $2,021 as well as $549 to be paid in cash of which $504 was paid during the year ended December 31, 2023. The Energy Divestiture resulted in a pre-tax gain of $2,572 for the year ended December 31, 2023. The Energy Divestiture does not meet the criteria of discontinued operations because the disposal does not have a major effect on the Company’s operations and financial results.

NOTE 4. DEBT

Senior Secured Term Loan

On December 13, 2023 (the “Closing Date”), the Company and certain of its subsidiaries, as guarantors, entered into a Credit and Guaranty Agreement (the “Credit Agreement”) with certain funds managed by Highbridge Capital Management, LLC and with certain other lenders (collectively, the “Lenders”) and Wilmington Savings Fund Society, FSB, as administrative agent and collateral agent. The Credit Agreement provides for a $77.5 million senior secured term loan (the “Term Loan”), which was fully drawn by the Company on the Closing Date. On the Closing Date, the Company used $37.5 million of the Term Loan proceeds to repurchase $50.0 million of its 2026 Convertible Senior Notes. As a result of the collective transactions at the closing date, the Company recorded the Term Loan at fair value and recognized a one-time gain of $30.0 million on the extinguishment of the convertible debt. The initial discount on the Term Loan was $23.8 million as well as capitalized issuance costs of $3.1 million, and each will be amortized to interest expense using the effective interest method over the term of the loan. During the year ended December 31, 2023, $0.3 million was recognized as the amortization of the issuance discount.

The Company is the borrower under the Credit Agreement and all indebtedness outstanding under the Credit Agreement is guaranteed by each of the Company’s direct and indirect material subsidiaries (the Company and the guarantors, collectively, the “Credit Parties”). Pursuant to a Pledge and Security Agreement, dated December 13, 2023 (the “Pledge and Security Agreement”), the Term Loan is secured by a first-priority security interest in and lien on substantially all tangible and intangible property of the Credit Parties and a pledge of equity interests held by the Credit Parties. The Credit Agreement has certain customary default provisions, representations and warranties and affirmative and negative covenants, including a covenant to maintain unrestricted cash and cash equivalents of at least $15.0 million at all times. The Company is in compliance with the financial covenants at December 31, 2023.

The Term Loan accrues interest at a rate of Term SOFR plus 8.50% per annum, with a 3.00% floor for Term SOFR, payable quarterly. A default interest rate of an additional 3.00% per annum applies on all outstanding obligations after the occurrence and during the continuance of an event of default.

The Credit Agreement has a term of four years from the Closing Date, with a scheduled maturity date of December 13, 2027, and requires quarterly amortization payments of 2.50% of the principal amount, commencing in June 2024, with the outstanding balance of the Term Loan payable on the scheduled maturity date.

The Credit Agreement requires mandatory prepayments from the net cash proceeds received by the Credit Parties for among other things (i) certain asset sales, but only to the extent net cash proceeds therefrom exceed $10.0 million in the aggregate, and (ii) insurance recoveries on loss of property that are not otherwise reinvested in other assets of the Credit

Parties at a 10% prepayment premium. The Credit Agreement also requires prepayment of the Term Loan in full if $30.0 million or more of aggregate principal amount of the 2026 Convertible Senior Notes are outstanding on August 14, 2026. The Company may elect to prepay the Term Loan, in whole or in part, in cash, subject to a make-whole premium during the first year of the Term Loan, a 14.0% prepayment premium during the second year of the Term Loan, and a 7.0% premium during the third year of the Term Loan. The Term Loan is not repayable with the Company’s common stock, $0.001 per share (the “Common Stock”) as was initially set forth in the Commitment Letter.

On the Closing Date, the Company issued warrants (the “Warrants”) to the Lenders (in such capacity, the “Warrant Holders”) to purchase up to 3,008,540 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at an exercise price of $2.576 per share with a termination date of December 12, 2028. Refer to Note 6 for further details about the Warrants.

For the year ended December 31, 2023, interest expense related to the Term Loan and amortization of the issuance costs was $0.8 million. The effective annual interest rate was approximately 31.3%.

The scheduled principal payments on the Term Loan as of December 31, 2023 were as follows:

2024	$5,813
2025	7,750
2026	7,750
2027	56,188
Total	$77,500

Convertible Senior Notes

In November 2021, the Company issued, at par value, $201,250 aggregate principal amount of 1.75% convertible senior notes due 2026 (the “Convertible Notes”). The issuance included the full exercise of an option granted by the Company to the initial purchasers of the Convertible Notes to purchase an additional $26,250 aggregate principal amount of Convertible Notes. The Convertible Notes were issued pursuant to and are subject to the terms and conditions of an indenture, which is referred to as the Indenture, between the Company and U.S. Bank National Association, as trustee. The Convertible Notes were offered and sold in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. In December 2022, the Company repurchased $60,000 aggregate principal amount of the Convertible Notes at approximately 65% of par (the “2022 Repurchase Transaction”). In December 2023, the Company repurchased $50,000 aggregate principal amount of the Convertible Notes at approximately 75% of par (the “2023 Repurchase Transaction”). The Company has $91,200 in aggregate principal amount of the Convertible Notes outstanding as of December 31, 2023.

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

For the years ended December 31, 2023 and 2022, interest expense related to the Convertible Notes and amortization of the issuance costs was $3.2 million and $4.7 million, respectively. The effective annual interest rate for the years ended December 31, 2023 and 2022 was approximately 2.42%. As of December 31, 2023, the if-converted value of the Convertible Notes did not exceed the outstanding principal amount. As of December 31, 2023, the total estimated fair value of the Convertible Notes was $29.4 million, which was determined based on a market approach using actual bids and offers of the Convertible Notes in an over-the-counter market during the period. The Company considers these assumptions to be Level 2 inputs in accordance with the fair value hierarchy described in Note 2.

Capped Calls

In connection with the 2022 pricing of the Convertible Notes, with the full exercise by the initial purchasers of their option to purchase additional Convertible Notes in November 2021, the Company used approximately $18,616 of the net proceeds from the issuance of the Convertible Notes to enter into privately negotiated capped call transactions, which are referred to as the capped calls, with various financial institutions.

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

In connection with the 2022 Repurchase Transaction, the Company entered into transactions to unwind a portion of the capped calls. As a result, the Company received $276 in net proceeds from the proceeds of the unwinding of the capped calls. In connection with the 2023 Repurchase Transaction, the Company entered into transactions to unwind a portion of the capped calls. The Company did not receive any proceeds from the unwinding of the capped calls in 2023.

Credit Facility

In August 2023, the Company entered into a three year credit agreement with Alterna Capital Solutions, LLC (“ACS”) pursuant to which the Company may borrow up to $30,000 (the “ACS Credit Facility”). Loans under the Credit Facility are secured by certain domestic receivables and other assets as determined by ACS. The ACS Credit Facility bears interest at the greater of Prime rate plus 1% or 9.5%, and minimum annual interest of $250 if no funds are drawn under the ACS Credit Facility in a given year. ACS will be a senior secured creditor.

On December 12, 2023, in connection with the Company’s entry into the Credit Agreement (as defined above), the ACS Credit Facility and the related Commercial Guarantee, dated August 8, 2023, were terminated. Immediately prior to its termination, no amounts were outstanding under the Prior Credit Agreement. The Company did not incur any early termination penalties in connection with the termination of the ACS Credit Facility and related agreements.

NOTE 5. NET LOSS PER SHARE

The following table presents the computation of basic and diluted net loss per share:

	Year Ended December 31,
	2023	2022
Numerator
Net loss	$(58,625)	$(25,557)
Denominator
Weighted-average common shares outstanding	36,909,919	36,034,135
Less: Weighted-average shares subject to repurchase	—	(575)
Denominator for basic and diluted net loss per share attributable to common stockholders	36,909,919	36,033,560
Basic and diluted net loss per share	$(1.59)	$(0.71)

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

	Year Ended December 31,
	2023	2022
Common stock options, restricted stock units and performance stock units	10,977,698	10,511,320
Warrants to purchase common stock	638,426	496,612
Common stock issuable in connection with convertible senior notes	2,482,621	5,406,874
	14,098,745	16,414,806

NOTE 6. FINANCIAL INSTRUMENTS

Cash, Cash Equivalents

The Company’s money market funds are categorized as Level 1 within the fair value hierarchy. As of December 31, 2023, the Company’s cash and cash equivalents were as follows:

		Gross		Cash and
		Unrealized	Fair	Cash
	Cost	Losses	Value	Equivalents
Cash	$79,439	$—	$79,439	$79,439
Total	$79,439	$—	$79,439	$79,439

As of December 31, 2022, the Company’s cash and cash equivalents balances were as follows:

		Gross		Cash and
		Unrealized	Fair	Cash
	Cost	Losses	Value	Equivalents
Cash	$183,381	$—	$183,381	$183,381
Level 1:
Money market funds	1,042	—	1,042	1,042
Total	$184,423	$—	$184,423	$184,423

Contingent Consideration

On September 14, 2021, the Company acquired 100% of PandoLogic, Ltd. (“PandoLogic”), a company incorporated under the laws of the state of Israel, pursuant to an Agreement and Plan of Merger, dated as of July 21, 2021 (the “PandoLogic Merger Agreement”). The total purchase consideration for PandoLogic included up to $65,000 in contingent consideration based on achieving certain contingent consideration tied to financial performance of PandoLogic in fiscal 2021 and 2022, which amount will be paid in a combination of cash and common stock (the “PandoLogic Contingent Consideration”).

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

In September 2022, the Company and PandoLogic entered into an amendment to the PandoLogic Merger Agreement. This amendment provides that the 2022 PandoLogic Contingent Consideration would be no less than $10,825, irrespective of the actual financial performance of PandoLogic for the 2022 PandoLogic Contingent Consideration period. All of the 2022 PandoLogic Contingent Consideration was paid during the year ended December 31, 2023 in a combination of cash consideration and stock consideration, with the number of shares paid equal to that stock consideration portion of the contingent consideration amount divided by a price per share of $20.53 in accordance with the terms of the PandoLogic Merger Agreement.

On March 1, 2022, the Company completed the March 2022 Acquisition, in which it acquired 100% of an influencer-based management company. As part of the consideration, the seller may receive the March 2022 Acquisition Contingent Compensation of up to $4,500 in cash. In July 2023, the Company entered into the March 2022 Acquisition Contingent Compensation Amendment. The March 2022 Acquisition Contingent Compensation Amendment provides that the March 2022 Acquisition Contingent Compensation was reduced to $3,500 and payment of the March 2022 Acquisition Contingent Compensation Amount is now tied to employment status of the seller through December 31, 2025, irrespective of the actual financial performance of the acquired company. As the amount became fixed under the March 2022 Acquisition Contingent Compensation Amendment, the Company determined that the March 2022 Acquisition Contingent Compensation Amount should no longer be categorized as Level 3 within the fair value hierarchy at the time of the amendment.

As of December 31, 2023, the Company’s contingent consideration liabilities current and non-current balances were as follows:

	Fair Value as of	Changes in	Amount Paid	Fair Value as of
	January 1, 2023	Fair Value	To Date	December 31, 2023
Level 3:
Contingent consideration, current	$8,067	$1,651	$(8,718)	$1,000
Contingent consideration, non-current	—	633	—	633
Total	$8,067	$2,284	$(8,718)	$1,633

As of December 31, 2022, the Company’s contingent consideration liabilities current and non-current balances were as follows:

	Fair Value as of	Changes in	Amount Paid	Reclass from Non-current to	Fair Value as of
	January 1, 2022	Fair Value	To Date	Current	December 31, 2022
Level 3:
Contingent consideration, current	$20,053	$(22,703)	$(20,816)	$31,533	$8,067
Contingent consideration, non-current	31,533	—	—	(31,533)	—
Total	$51,586	$(22,703)	$(20,816)	$—	$8,067

Stock Warrants

On the Closing Date of the Term Loan, the Company issued warrants to the Lenders (in such capacity, the “Warrant Holders”) to purchase up to 3,008,540 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”).

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

The following assumptions were used to compute the fair value of the warrants issued during the year ended December 31, 2023:

Year Ended
December 31, 2023
Expected term (in years)	5.0
Expected volatility	95%
Risk-free interest rate	5.5%
Expected dividend yield	—

Investments

The Company holds a strategic investment in a technology company that was determined to not have a readily determinable fair value. This investment is carried at a cost of $2,750 on the Company’s consolidated balance sheet within other assets as of December 31, 2023 and December 31, 2022 and is categorized as Level 3 within the fair value hierarchy.

As part of the Energy Divestiture, the Company acquired a strategic investment in GridBeyond that was determined not to have a readily determinable fair value. This investment is carried at a cost equal to its initial estimated fair value of $2,021 on the Company’s consolidated balance sheet within other assets as of December 31, 2023, with that initial estimated fair value based on third party valuation at the time of this transaction and is categorized as Level 3 within the fair value hierarchy.

Because these investments do not have readily determinable fair values, the Company has elected to measure these investment under ASC 321, Investments – Equity Securities, at cost minus impairments, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments. No impairment was recorded for the year ended December 31, 2023. The Company re-measures its investments if there is an observable transaction in a class of security similar to the Company’s investments and there were no such re-measurements for the year ended December 31, 2023.

NOTE 7. GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

The carrying amount of goodwill was $80,247 as of December 31, 2023 and $46,498 as of December 31, 2022.

Goodwill
Balance at December 31, 2022	$46,498
Broadbean acquisition	32,923
Foreign currency translation/other	826
Balance at December 31, 2023	$80,247

Intangible Assets

The following table sets forth the Company’s finite-lived intangible assets resulting from business acquisitions and other purchases, which continue to be amortized:

		December 31, 2023			December 31, 2022
	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Software and technology	0.0	$3,582	$(3,582)	$—	$3,582	$(3,582)	$—
Licensed technology	0.0	500	(500)	—	500	(500)	—
Developed technology	1.7	44,100	(24,601)	19,499	33,800	(15,512)	18,288
Customer and supplier relationships	4.0	99,000	(36,323)	62,677	81,800	(22,091)	59,709
Noncompete agreements	0.0	800	(800)	—	800	(800)	—
Trademarks and trade names	3.1	2,300	(1,053)	1,247	2,300	(633)	1,667
Total	3.2	$150,282	$(66,859)	$83,423	$122,782	$(43,118)	$79,664

The following table presents future amortization of the Company’s finite-lived intangible assets as of December 31, 2023:

2024	$23,953
2025	21,427
2026	16,569
2027	13,541
2028	7,870
Thereafter	63
Total	$83,423

Impairment Assessment

During the year ended December 31, 2023, the Company experienced multiple adverse financial trends. As a result, the Company determined that an indicator of impairment was present and performed a quantitative goodwill impairment assessment as of September 30, 2023 using a market approach, which estimates fair value based on the Company’s market capitalization and an estimate of a reasonable range of values of a control premium. The Company determined that goodwill was not impaired, as the estimated fair value of the Company’s reporting units exceeded their carrying values. Additionally, as of September 30, 2023, the Company performed a quantitative analysis of the recoverability of each of the Company’s asset groups. The result of the analyses was that the assets were not impaired, as the expected undiscounted cash flows exceeded the carrying value for each asset group.

NOTE 8. CONSOLIDATED FINANCIAL STATEMENTS DETAILS

Consolidated Balance Sheets Details

Cash and cash equivalents

As of December 31, 2023 and December 31, 2022, the Company had cash and cash equivalents of $79,439 and $184,423, respectively, including $21,179 and $93,118, respectively, of cash received from advertising customers for future payments to vendors.

Accounts Receivable, Net and Allowance for Credit Losses

Accounts receivable consisted of the following:

	As of
	December 31, 2023	December 31, 2022
Accounts receivable — Managed Services(1)	$38,477	$27,670
Accounts receivable — Software Products & Services(2)	26,246	26,969
Accounts receivable — Other	5,723	2,181
	70,446	56,820
Less: allowance for expected credit losses	(1,180)	(819)
Accounts receivable, net	$69,266	$56,001

(1)
Accounts receivable – Managed Services reflects the amounts due from the Company’s advertising customers.
(2)
Accounts receivable – Software Products & Services reflects the amounts due from the Company’s Veritone Hire solutions customers.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	As of
	December 31, 2023	December 31, 2022
Prepaid assets	$5,538	$5,465
Other receivables	1,805	1,631
Other current assets	7,114	8,146
Prepaid expenses and other current assets	$14,457	$15,242

Property, Equipment and Improvements, Net

Property, equipment and improvements, net consisted of the following:

	As of
	December 31, 2023	December 31, 2022
Property and equipment	$6,796	$5,375
Internal use software development costs placed in service	8,226	3,157
Leasehold improvements	1,639	250
	16,661	8,782
Less: accumulated depreciation	(8,005)	(3,491)
Property, equipment and improvements, net	$8,656	$5,291

Depreciation expense was $2,387 and $1,312 for the years ended December 31, 2023 and 2022, respectively. Of the $6,796 in property and equipment as of December 31, 2023, $1,691 consisted of work in progress not yet placed in service for internal use software development costs. Depreciation of internal use software development costs was $1,878 and $418 for the years ended December 31, 2023 and 2022, respectively.

The Company’s property and equipment, net, are primarily located in the U.S. Property in the UK makes up 17% of total property and equipment, net as of December 31, 2023. No other country accounted for more than 10% of total property and equipment, net as of December 2022.

Accounts Payable

Accounts payable consisted of the following:

	As of
	December 31, 2023	December 31, 2022
Accounts payable — Managed Services(1)	$11,797	$17,972
Accounts payable — Other	20,959	18,766
Accounts payable	$32,756	$36,738

(1)
Accounts payable – Managed Services reflects the amounts due to media vendors for advertisements placed on behalf of the Company’s advertising clients.

Other Accrued Liabilities

Other accrued liabilities consisted of the following:

	As of
	December 31, 2023	December 31, 2022
Accrued compensation	$4,615	$4,882
Taxes payable	5,425	4,774
Current portion of operating lease liabilities	2,348	2,112
Accrued trade payables	13,749	14,724
Other	958	920
Other accrued liabilities	$27,095	$27,412

Contract Liabilities

Our contract liabilities consist of deferred revenue. Deferred revenue represents billings under non-cancelable contracts before the related product or service is transferred to the customer. The portion of deferred revenue that is anticipated to be recognized as revenue during the succeeding twelve-month period is recorded as deferred revenue within the Company's consolidated balance sheets. Deferred revenue was comprised of the following:

Year Ended December 31,
2023
Deferred revenue additions from acquisition	$10,002
Less: revenue recognized	8,166
Additions to deferred revenue	8,436
Ending balance of deferred revenue	$10,272

Consolidated Statements of Operations and Comprehensive Loss Details

Revenue

Revenue for the periods presented were comprised of the following:

	Year Ended December 31,
	2023	2022
Commercial Enterprise	$121,569	$145,899
Government & Regulated Industries	5,991	3,829
Total revenue	$127,560	$149,728

The Company serves two customer groups: (1) Commercial Enterprise, which today consists of customers in the commercial sector, including media and entertainment customers, advertising customers, content licensing customers and Veritone Hire solutions customers (inclusive of Broadbean customers); and (2) Government & Regulated Industries, which consists of customers in the government and regulated industries sectors, including state, local and federal government, legal, and compliance customers.

Software Products & Services consists of revenue generated from the Company’s aiWARE platform and Veritone Hire solutions’ talent acquisition solutions (inclusive of Broadbean), any related support and maintenance services, and any related professional services associated with the deployment and / or implementation of such solutions.

Managed Services consists of revenues generated from content licensing customers and advertising agency customers and related services.

The table below illustrates the presentation of our revenues based on the above definitions:

	Year Ended December 31, 2023			Year Ended December 31, 2022
		Government &			Government &
	Commercial	Regulated		Commercial	Regulated
	Enterprise	Industries	Total	Enterprise	Industries	Total
Total Software Products & Services	$62,410	$5,991	$68,401	$80,749	$3,829	$84,578

Managed Services
Advertising	38,821	—	38,821	44,665	—	44,665
Licensing	20,338	—	20,338	20,485	—	20,485
Total Managed Services	59,159	—	59,159	65,150	—	65,150

Total Revenue	$121,569	$5,991	$127,560	$145,899	$3,829	$149,728

In the year ended December 31, 2022, substantially all of our revenue was derived from customers located in the U.S. With the June 2023 acquisition of Broadbean, we expanded our customer base throughout Europe and Asia Pacific. In 2023, 13% of our consolidated revenue was from customers outside of the U.S., as compared to less than 10% in 2022.

Other Income (Expense), Net

Other income (expense), net for the periods presented was comprised of the following:

	Year Ended December 31,
	2023	2022
Interest expense, net	$(2,447)	$(4,862)
Gain on sale of energy group	2,572	—
Other	515	512
Other income (expense), net	$640	$(4,350)

NOTE 9. LEASES, COMMITMENTS AND CONTINGENCIES

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

Lease Costs

As of December 31, 2023 and 2022, on its consolidated balance sheets the Company had right-of-use assets of $1,669 and $1,755 recorded within other assets, the current portion of operating lease liabilities of $2,348 and $2,112 recorded within other accrued liabilities, and the non-current portion of operating lease liabilities of $308 and $1,510 recorded within other non-current liabilities, respectively.

The Company made cash payments for its operating leases of $2,694 and $2,692 for the years ended December 31, 2023 and 2022, respectively, all of which were included in cash flows from operating activities within the consolidated statements of cash flows. The Company’s operating leases have a weighted average remaining lease term of 1.2 years and weighted average discount rate of 6.8%.

The total rent expense for all operating leases was $2,277 and $2,495 for the years ended December 31, 2023 and 2022, respectively, with short-term leases making up an immaterial portion of such expenses. For its sublease, the Company recorded sublease income of $1,108 for each of the years ended December 31, 2023 and 2022, respectively.

Lease Commitments

Future undiscounted lease payments for the Company’s operating lease liabilities, a reconciliation of these payments to its operating lease liabilities, and related sublease income at December 31, 2023 are as follows:

Years ended December 31,
2024	$2,597
2025	328
Total future minimum lease payments, including short-term leases	2,925
Less: future minimum lease payments for short-term leases	(42)
Less: imputed interest	(227)
Present value of future minimum lease payments, excluding short-term leases	$2,656
Less: current portion of operating lease liabilities	(2,348)
Non-current portion of operating lease liabilities	308

Year ended December 31,	Sublease Income
2024	$1,241
Total sublease income	$1,241

Purchase Consideration

In connection with the March 2022 Acquisition, the Company committed to make purchase consideration payments of $1,500 within ten days of the first anniversary of the closing date of the acquisition and an additional $1,500 within ten days of the second anniversary of the closing date of the acquisition. The first payment of $1,500 was made during the year ended December 31, 2023. In connection with the VocaliD acquisition, the Company committed to make purchase consideration payments of $1,000 on the first anniversary of the closing date of the acquisition and an additional $1,000 on the 18-month anniversary of the closing date of the acquisition. The first payment of $1,000 was made during the year ended December 31, 2023. In connection with the VSL acquisition, the Company committed to make a purchase consideration payment of $300 on the 18-month anniversary of the closing date of the acquisition. Refer to Note 3 for further details. Purchase consideration is included in contingent consideration current and contingent consideration non-current on the Company's consolidated balance sheets.

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

NOTE 10. STOCKHOLDERS’ EQUITY

Common Stock Issuances

During the years ended December 31, 2023 and 2022, the Company issued an aggregate of 953,306 shares and 1,382,091 shares of its common stock, respectively, in connection with the exercise of stock options, issuance of stock awards and vesting of restricted stock units under its stock incentive plans and purchases under its Employee Stock Purchase Plan (the “ESPP”).

During the year ended December 31, 2023 and 2022, the Company issued a total of 135,800 and 352,330 shares of its common stock, respectively, in connection with the contingent consideration arrangement related to the acquisition of PandoLogic.

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

2017 Stock Incentive Plan

In April 2017, the Board and stockholders approved and adopted the 2017 Stock Incentive Plan (the “2017 Plan”), which became effective on May 11, 2017. Under the 2017 Plan, incentive stock options, nonstatutory stock options, stock appreciation rights, stock awards and restricted stock units may be granted to employees, non-employee directors, consultants and advisors. The Board resolved not to make any further awards under the 2017 Plan following the adoption of the Company’s 2023 Plan (as defined below) by the Company’s stockholders in June 2023. The 2017 Plan will continue to govern all outstanding awards granted thereunder.

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

As of December 31, 2023, 83,309 shares of common stock were available for future grant under the 2018 Plan.

Inducement Grant Plan

In October 2020, the Company’s Board of Directors (the “Board”) adopted the Company’s Inducement Grant Plan (the “Inducement Grant Plan”). Under the Inducement Grant Plan, nonstatutory stock options, stock appreciation rights, stock awards, restricted stock units and dividend equivalent rights may be granted as an inducement material for eligible persons to enter into employment with the Company in accordance with NASDAQ Marketplace Rule 5635(c)(4) and the related guidance under NASDAQ IM 5635-1, and any amendments or supplements thereto. The Company has initially reserved

750,000 shares of common stock for issuance under the Inducement Grant Plan. As of December 31, 2023, an aggregate of 308,737 shares of common stock were available for future grant under the Inducement Grant Plan.

2023 Equity Incentive Plan

The Company’s 2023 Equity Incentive Plan (the “2023 Plan”) was approved by our Board in March 2023 and by our stockholders in June 2023 at our annual meeting. The 2023 Plan became effective immediately following the close of business on June 8, 2023 (the “2023 Plan Effective Time”). Under the 2023 Plan, the Compensation Committee or our Board has authority to grant incentive stock options to our employees and employees of certain subsidiaries, and to grant nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards, and other forms of stock awards to our employees, directors and consultants and the employees and consultants of our affiliates.

Under the 2023 Plan, the Company may grant up to 2,500,000 shares of our common stock plus the aggregate of (A) the number of shares of our common stock which were available for the grant of new awards under the 2014 Plan and 2017 Plan as of the 2023 Plan Effective Time, and (B) all Returning Shares (as defined below), if any, as they become available from time to time. “Returning Shares” means shares of our common stock subject to an outstanding award granted under the 2014 Plan or 2017 Plan and that, following the 2023 Plan Effective Time: (1) are not issued because such stock award or any portion thereof expires or otherwise terminates without all of the shares covered by such stock award having been issued; (2) are not issued because such stock award or any portion thereof is settled in cash; (3) are forfeited back to or repurchased by the Company because of the failure to meet a contingency or condition required for the vesting of such shares; (4) are withheld or reacquired to satisfy the exercise, strike or purchase price; or (5) are withheld or reacquired to satisfy a tax withholding obligation. The Board may suspend or terminate the 2023 Plan at any time. The aggregate maximum number of shares of our common stock that may be issued pursuant to the exercise of incentive stock options granted under the 2023 Plan is 2,000,000 shares. The authority to grant new incentive stock options under the 2023 Plan will terminate on March 30, 2033.

As of December 31, 2023, an aggregate of 2,446,451 shares of our common stock were available for future grant under the 2023 Plan.

Terms of Awards Under Stock Plans

The 2014 Plan, 2017 Plan, 2018 Plan, Inducement Grant Plan and 2023 Plan are collectively referred to herein as the “Stock Plans.” The Stock Plans are administered by the Compensation Committee of the Board of Directors, which determines the recipients and the terms of the awards granted (with the exception of the CEO Award and President Award, which were approved by the Special Committee). All stock options granted under the Stock Plans have exercise prices equal to or greater than the fair market value of the Company’s common stock on the grant date, and expire ten years after the grant date, subject to earlier expiration in the event of termination of the optionee’s continuous service with the Company as further described in each Stock Plan. The vesting of all awards granted under the Stock Plans is generally subject to the awardee’s continuous service with the Company, with certain exceptions, as further described in each Stock Plan.

The Company has granted to employees, non-employee directors and consultants awards of stock options, restricted stock and restricted stock units that are subject to time-based vesting conditions. The time-based stock options that have been granted to employees and consultants generally vest over a period of four years (with the exception of certain stock options granted to the Company’s Chief Executive Officer and President in 2017, which vested over a period of three years, and certain other limited exceptions). Restricted stock units that have been awarded to employees generally vest, in some cases, over periods of one to four years. The restricted stock units awarded to members of the Company’s Board of Directors under the automatic grant program provisions of the 2023 Plan generally vest over a period of one year.

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

In addition, the Company has granted Performance Stock Units under the 2023 Plan to the Chief Executive Officer and the Chief Financial Officer. All such Performance Stock Units become eligible to vest upon the achievement of certain revenue and non-GAAP net income targets for 2023. The Company failed to achieve either of the financial targets for 2023 and, accordingly, all of the Performance Stock Units granted under the 2023 Plan in 2023 were forfeited.

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

The fair values of time-based stock options granted under the Stock Plans and purchase rights under the ESPP are determined as of the grant date using the Black-Scholes-Merton option-pricing model. The following assumptions were used to compute the grant date fair values of the stock options granted during the years ended December 31, 2023 and 2022:

Year Ended December 31,
	2023	2022
Expected term (in years)	6.0 - 6.8	5.5 - 6.1
Expected volatility	91% - 100%	82% - 92%
Risk-free interest rate	3.6% - 4.1%	1.7% - 3.5%
Expected dividend yield	—	—

The assumptions used in calculating the fair values of purchase rights granted under the ESPP during the years ended December 31, 2023 and 2022 are set forth in the table below:

Year Ended December 31,
	2023	2022
Expected term (in years)	0.5 - 2.0	0.5 - 2.0
Expected volatility	71% - 101%	67% - 119%
Risk-free interest rate	0.1% - 5.5%	0.1% - 3.0%
Expected dividend yield	—	—

The stock-based compensation expense by type of award and by operating expense grouping are presented below:

	Year Ended December 31,
	2023	2022
Stock-based compensation expense by type of award:
Restricted stock units	$5,653	$13,044
Performance-based stock options	667	—
Stock options	3,609	5,304
Employee stock purchase plan	897	728
Common stock issued for services	—	39
Total stock-based compensation expense	$10,826	$19,115

Stock-based compensation expense by operating expense grouping:
Cost of revenue	$52	$116
Sales and marketing	1,301	2,263
Research and development	4,445	5,056
General and administrative	5,028	11,680
Total stock-based compensation expense	$10,826	$19,115

Stock-based compensation capitalized for internal use software was $413 and $258 for the years ended December 31, 2023 and 2022, respectively.

Equity Award Activity Under Stock Plans

Performance Stock Units

On January 4, 2023, the Company entered into a consulting agreement (the “Steel Holdings Consulting Agreement”) with Steel Holdings, LLC, an affiliate of Chad Steelberg, our former Chief Executive Officer and former Chairman of the Board, as further described in Note 13. In connection with the Steel Holdings Consulting Agreement, on January 11, 2023, the Compensation Committee of the Board (the “Compensation Committee”) approved a grant of 118,460 performance stock units (the “Steel Holdings Consulting PSUs”) that vest upon the achievement of certain performance milestones. The Steel Holdings Consulting PSUs will expire 6 months after the Steel Holdings Consulting Agreement terminates.

On March 16, 2023, the Compensation Committee approved a grant of 170,402 target performance stock units to be granted to the Company’s named executive officers (the “Senior Executive PSUs”). The awards had a grant date of March 31, 2023 and were to vest based on the achievement of revenue and non-GAAP net income targets (each equally weighted) for 2023, which achievement shall then be modified (up to a 20% increase or decrease) based on the Company’s relative total stockholder return over a three-year performance period (the “TSR Modifier”), as compared with the S&P Software and Services Select Industry Index. Based on the Company’s performance, the Company’s named executive officers were to earn from 0% to 200% of the target number of shares of the Senior Executive PSUs. The Senior Executive PSUs, to the extent earned, were to vest on the date the Board certifies the TSR Modifier for the three-year performance period ending December 31, 2025 and the number of Senior Executive PSUs that were to vest as of such certification, all of which was to occur within 90 days of the end of the performance period ending December 31, 2025. Compensation costs recognized on the Senior Executive PSUs were to be adjusted, as applicable, for performance above or below the target specified in the award. As of December 31, 2023, the revenue and non-GAAP net income targets were not achieved and the Senior Executive PSU were forfeited.

The Company’s performance stock unit activity for the year ended December 31, 2023 was as follows:

		Weighted
		Average Grant
	Shares	Date Fair Value
Unvested at December 31, 2022	—	N/A
Granted	288,862	$5.88
Vested	(59,229)	$5.94
Unvested at December 31, 2023	229,633	$5.86

Restricted Stock Units

The Company’s restricted stock unit activity for the year ended December 31, 2023 was as follows:

		Weighted
		Average Grant
	Shares	Date Fair Value
Unvested at December 31, 2022	1,048,834	$15.28
Granted	1,823,074	$3.94
Forfeited	(199,715)	$18.91
Vested	(722,679)	$14.56
Unvested at December 31, 2023	1,949,514	$5.40

As of December 31, 2023, total unrecognized compensation cost related to restricted stock units was $7,869, which is expected to be recognized over a weighted average period of 2.3 years. The weighted average grant date fair values per share of restricted stock units granted in the years ended December 31, 2023 and 2022 were $3.94 and $13.13, respectively. The fair values of restricted stock units vested during the years ended December 31, 2023 and 2022 totaled $10,593 and $7,151, respectively.

Performance-Based Stock Options

The activity during the year ended December 31, 2023 related to stock options that are subject to performance-based vesting conditions tied to the achievement of stock price goals by the Company was as follows:

		Weighted-Average
			Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at December 31, 2022	3,762,679	$11.15
Exercised	(7,000)	$6.11
Expired	(84,369)	$5.75
Outstanding at December 31, 2023	3,671,310	$11.29	6.5 years	$0
Exercisable at December 31, 2023	3,671,310	$11.29	6.5 years	$0

The aggregate intrinsic value of the options exercised during the years ended December 31, 2023 and 2022 was $5 and $281, respectively. No performance-based stock options were granted during the years ended December 31, 2023 and 2022 and no performance-based stock options vested during the year ended December 31, 2023.

Stock Options

The activity during the year ended December 31, 2023 related to all other stock options was as follows:

		Weighted-Average
			Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at December 31, 2022	5,867,785	$14.53
Granted	288,893	$5.02
Exercised	(19,312)	$4.99
Forfeited	(333,794)	$17.60
Expired	(297,198)	$15.27
Outstanding at December 31, 2023	5,506,374	$13.81	4.6 years	$27
Exercisable at December 31, 2023	4,782,721	$14.05	4.0 years	$27

The weighted average grant date fair value of stock options granted during the years ended December 31, 2023 and 2022 was $3.99 and $8.28 per share, respectively. The aggregate intrinsic value of the stock options exercised during the years ended December 31, 2023 and 2022 was $12 and $329, respectively. The total grant date fair value of stock options vested during the years ended December 31, 2023 and 2022 was $5,830 and $5,939 respectively. At December 31, 2023, total unrecognized compensation expense related to stock options was $5,937 and is expected to be recognized over a weighted average period of 2.4 years.

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

The purchase price for shares of the Company’s common stock under the ESPP will be established by the plan administrator prior to the start of the offering period but will not be less than 85% of the lower of the fair market value of the Company’s common stock on (i) the first day of the offering period and (ii) the purchase date. Each purchase right granted to an employee will provide an employee with the right to purchase up to 1,000 shares of common stock on each purchase date within the offering period, subject to an aggregate limit of 200,000 shares purchased under the ESPP on each purchase date, and subject to the purchase limitations in each calendar year under Section 423 of the Internal Revenue Code.

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

Employee payroll deductions accrued under the ESPP as of December 31, 2023 and 2022 totaled $357 and $595, respectively. During the years ended December 31, 2023 and 2022, a total of 190,697 shares and 130,538 shares of common stock were purchased under the Company’s ESPP at a weighted average purchase price of $5.05 and $5.19, respectively.

NOTE 12. PROVISION FOR INCOME TAXES

The components of the Company’s loss before the provision for income taxes consisted of the following:

	Year Ended December 31,
	2023	2022
United States of America	$(32,298)	$(18,309)
Foreign	(29,375)	(4,939)
Total	$(61,673)	$(23,248)

The provision for income taxes consisted of the following for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Current
Federal	$(113)	$1,001
State	537	384
Foreign	1,512	2,486
Total current provision	1,936	3,871

Deferred
Federal	(7,441)	723
State	(1,161)	779
Foreign	(3,757)	(2,331)

Change in valuation allowance	7,375	(733)
Total deferred benefit	(4,984)	(1,562)
Total provision for income taxes	$(3,048)	$2,309

A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2023 and 2022 is as follows:

	Year Ended December 31,
	2023	2022
Tax, computed at the federal statutory rate	21.00%	21.00%
State taxes, net of federal tax benefit	0.32	0.75
Impact of foreign operations	(6.90)	(32.93)
Research and development credits	3.75	5.74
Stock-based compensation	(2.15)	(13.57)
Contingent consideration revaluation	(0.22)	22.86
Other	(0.96)	(0.49)
Change in valuation allowance	(9.90)	(13.29)
(Provision for) benefit from income taxes	4.94%	(9.93)%

The significant components of the Company’s deferred income tax assets and liabilities as of December 31, 2023 and 2022 were as follows:

	Year Ended December 31,
	2023	2022
Net operating loss carryforwards	$49,757	$44,512
Stock-based compensation	20,026	19,722
Accrued expenses	410	289
Capital loss Carryforward	5,341	-
Capitalized research and development	13,915	10,318
Lease liability	437	884
Research credits	8,791	6,617
Other	1,680	1,246
Total gross deferred tax assets	100,357	83,588
Valuation allowance	(93,768)	(81,051)
Total deferred tax assets (1)	6,589	2,537

Right of use assets	(179)	(408)
Unremitted foreign earnings	-	(1,012)
Other	(483)	(166)
fixed assets	(834)	(269)
Intangible assets and goodwill	(14,597)	(11,331)
Total deferred tax liabilities	(16,093)	(13,186)
Net deferred tax liabilities	$(9,504)	$(10,649)

(1) $1,050 of deferred tax assets related to research costs at December 31, 2022 were reclassified to conform to the current year presentation.

The Company has evaluated the available positive and negative evidence supporting the realization of its gross deferred tax assets, including its cumulative losses, and the amount and timing of future taxable income, and has determined it is more likely than not that historical U.S. federal and state deferred tax assets will not be realized. Accordingly, the Company recorded a valuation allowance as of December 31, 2023 and 2022 against these deferred tax assets.

The change in the valuation allowance for the years ended December 31, 2023 and 2022 is as follows:

	Year Ended December 31,
	2023	2022
Valuation allowance, at beginning of year	$81,051	$81,784
Increase in valuation allowance from Broadbean acquisition	5,204	-
Increase (decrease) recognized in other comprehensive income (loss)	138	-
Increase (decrease) recognized in tax provision	7,375	(733)
Valuation allowance, at end of year	$93,768	$81,051

As of December 31, 2023, the Company continues to provide a valuation allowance against federal and state deferred tax assets that are not expected to be realizable. The Company continues to evaluate the realizability of deferred tax assets and the related valuation allowance. If the Company’s assessment of the deferred tax assets or the corresponding valuation allowance were to change, the Company would record the related adjustment to income during the period in which the determination is made. The tax benefit for the year ended December 31, 2023 includes a $225 tax benefit relating to a change to beginning of the year valuation allowance. With the acquisition of Broadbean, the Company acquired deferred tax liabilities that provide a source of taxable income that allows for the release of valuation allowance related to the Company’s deferred tax assets.

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

As of December 31, 2023, the Company has federal and state income tax net operating loss carryforwards of approximately $181,155 and $127,005, respectively. The U.S. federal and state net operating losses are projected to expire beginning in 2036 and 2028, respectively, unless previously utilized. Net federal operating loss carryforwards generated after January 1, 2018 may be carried forward indefinitely, subject to the 80% taxable income limitation on the utilization of the carryforwards. In addition, the Company had federal and state research and development credit carryforwards of approximately $7,357 and $4,415, respectively, as of December 31, 2023. The federal research and development credit will begin to expire in 2036 if unused and the state research and expenditure credit may be carried forward indefinitely. Utilization of the Company’s U.S. net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations set forth in Internal Revenue Code Section 382 and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and tax credit carryforwards before utilization. As of December 31, 2023, the Company has foreign net loss carryforwards of $24,961 which can be carried forward indefinitely.

In connection with the Company’s acquisition of PandoLogic in September 2021, the Company recorded a net deferred tax liability primarily related to acquired non-goodwill intangible fair value in excess of tax basis. No valuation allowance is recorded against acquired PandoLogic Israel’s deferred tax assets as it is more likely than not they will be utilized to offset future taxable income.

In August 2021, PandoLogic obtained the approval for the Israeli Preferred Technology Enterprise (“PTE”) status which provides beneficial tax treatment for Israeli companies engaged in R&D activities that own the intellectual property rights. Under PTE status, the Company’s Israeli tax rate is reduced from the 23% statutory rate to a 12% beneficial rate. This arrangement is subject to certain conditions which we have complied with during 2023. The effect of this tax incentive arrangement increased our income tax provision, as compared to the statutory rate, by $3,159 in 2023.

Prior to the September 2021 PandoLogic acquisition, PandoLogic received certain favorable tax treatment from the Israeli tax authorities predicated on PandoLogic’s continued reinvestment of its earnings and profits back into Israel (“Pre-acquisition E&P”). Beyond fiscal year 2022 and in the event the Company declares a dividend and takes distributions on any of PandoLogic’s Pre-acquisition E&P, a portion of those distributions would be subject to a 20% local tax on distribution and become payable in the period in which the distribution is made. During the fourth quarter of 2023, the Company believes the facts and circumstances exist that the Israeli tax authorities could assert that the Company has triggered a deemed dividend. As such, the Company has accrued taxes of $1,268 as part of the income tax provision in the quarter ended December 31, 2023.

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

As of December 31, 2023 and 2022, the Company had approximately $6,873 and $1,650 respectively, of unrecognized tax benefits of which $3.839 would impact the Company’s effective tax rate if recognized. If recognized, $3,890 would result in a deferred tax asset for tax attribute carryforwards, out of which $2,021 is expected to require a full valuation allowance based on present circumstances. The Company estimates that none of its unrecognized tax benefits will materially change within the next twelve months. Amounts accrued for interest and penalties related to uncertain tax positions were not material for any period presented.

A reconciliation of the unrecognized tax benefits from January 1, 2022 to December 31, 2023 is as follows:

	Year Ended December 31,
	2023	2022
Unrecognized tax benefits as of January 1	$1,650	$1,111
Gross increase related to the acquisition of Broadbean	3,326	—
Gross increase for tax positions for prior year	125	—
Gross decrease for tax positions for prior year	—	(2)
Gross increase for tax positions of current year	1,772	541
Unrecognized tax benefits balance at December 31	$6,873	$1,650

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act (“IRA”), which, among others, implements a 15% corporate alternative minimum tax based on the adjusted financial statement income for certain large corporations and a 1% excise tax on net share repurchases. The minimum tax and excise tax, if applicable, are effective for fiscal years beginning after December 31, 2022. The IRA did not have a material impact on our financial position, results of operations or cash flows.

The main corporation tax rate for UK corporations increased from 19% to 25% for the financial year beginning April 1, 2023. The tax provision for the year ended December 31, 2023 is reflective of the change in tax rate.

NOTE 13. RELATED PARTY TRANSACTIONS

On January 4, 2023, the Company entered into a consulting agreement with Steel Holdings, LLC, effective as of January 1, 2023 (the “Steel Holdings Consulting Agreement”). Steel Holdings, LLC is an entity affiliated with Chad Steelberg, currently a director serving on the Company’s Board of Directors, and formerly its Chairman of the Board and Chief Executive Officer. Under the Steel Holdings Consulting Agreement, the Company retained Mr. Steelberg as a consultant to provide ongoing Chief Executive Officer transition services and to manage and oversee the further development of the Company’s aiWARE platform. During the year ended December 31, 2023, the Company recorded research and development expenses of $662 for consulting fees and reimbursements for reasonable and documented expenses; $951 for variable consultant performance bonus expense; and $667 in stock-based compensation expense for the Steel Holdings Consulting PSUs.

There were no other material related party transactions during the year ended December 31, 2023.

NOTE 14. SUBSEQUENT EVENTS

In January 2024, the Company entered into an amended and restated independent contractor services agreement with Steel Holdings, LLC (the “Amended Consulting Agreement”), which supersedes and replaces the Steel Holdings Consulting Agreement. Pursuant to the Amended Consulting Agreement, Mr. Steelberg will provide technical advisory services related to the Company’s software, software architecture and technology strategy as requested by the Company’s Chief Executive Officer until December 31, 2025, the termination date of the Amended Consulting Agreement. In consideration for such services, the Company will pay to Steel Holdings, LLC (i) $1.0 million in cash on July 1, 2024 and (ii) $50,000 per month in cash for the period from January 2024 through December 2025. The Company will reimburse Steel Holdings, LLC for reasonable and documented expenses incurred in connection with providing the services in accordance with the Company’s standard travel and expense policies.

The Amended Consulting Agreement may be terminated by either party with 90 days’ notice. If the Company terminates the Amended Consulting Agreement for any reason other than Steel Holdings, LLC’s material breach, then any remaining compensation payments under the Amended Consulting Agreement will become due and payable. In the event of a Change in Control (as defined in the 2017 Plan), the Amended Consulting Agreement will terminate as of the effective date of the Change in Control and any remaining payments will become due and payable.

Ryan Steelberg, our Chief Executive Officer, was appointed Chairman of the Board, effective January 22, 2024, replacing Chad Steelberg who resigned as Chairman of the Board effective the same date. Chad Steelberg continues to serve as a member of our Board.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to enable timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms promulgated by the SEC. Our management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and there is no assurance that our disclosure controls and procedures will operate effectively under all circumstances. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2023, our disclosure controls and procedures were not effective at the reasonable assurance level due to the following material weaknesses in internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Management’s Assessment of the Effectiveness of our Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system is designed to provide reasonable assurance to our management and Board regarding the preparation and fair presentation of published financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based upon its assessment, our management believes that, as of December 31, 2023, our internal control over financial reporting was not effective due to the following material weaknesses in internal control over financial reporting.

As discussed in Note 3 to our consolidated financial statements, we acquired Broadbean on June 13, 2023. As permitted by guidelines established by the SEC for newly acquired business, we excluded this acquisition from the scope of our annual report on internal controls over financial reporting for the fiscal year ended December 31, 2023. This acquisition contributed approximately $85.0 million to our consolidated total assets as of December 31, 2023, and $19.1 million to our consolidated revenues for the fiscal year ended December 31, 2023. We are in the process of integrating this business into our overall internal controls over financial reporting process and plan to include it in our scope for the fiscal year ended December 31, 2024.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management has determined that the Company had the following material weaknesses in its internal control over financial reporting at December 31, 2023:

•
Management identified a material weakness in internal control over financial reporting relating to the consolidation process and review of financial statements specifically pertaining to the Company’s design of controls to determine proper accounting for certain foreign exchange transactions and translation between Veritone, Inc. and certain foreign subsidiaries. This material weakness did not result in any identified material misstatements to the financial statements. However, this material weakness could have resulted in a material misstatement to the Company’s annual or interim condensed consolidated financial statements that would not be prevented or detected and corrected on a timely basis.
•
Management identified a material weakness in internal control over financial reporting relating to information technology general controls (“ITGCs”) in the areas of user access and change-management over certain information technology (“IT”) systems that support our financial reporting processes. The Company’s business process automated and manual controls that are dependent on the affected ITGCs were also deemed ineffective because they could have been adversely impacted. These control deficiencies were a result of user access and change management processes over certain IT systems. Although this material weakness did not result in any identified misstatements to the financial statements and there were no changes to previously released financial results, this material weakness could have resulted in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected and corrected on a timely basis.

Related to these findings, management concluded that during the year ended December 31, 2023, the Company did not maintain appropriately designed entity-level controls impacting the control environment or monitoring controls to prevent or detect material misstatements to the consolidated financial statements. Specifically, these deficiencies were attributed to (i) a lack of a sufficient number of qualified resources to perform control activities and (ii) insufficient risk assessment and monitoring activities as a result of untimely or ineffective identification of internal control risks to properly design, test, implement and assess effective internal controls over financial reporting.

Grant Thornton LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, which is included herein.

Remediation of Material Weaknesses in Internal Control Over Financial Reporting

As a result and in addition to these findings, management concluded that during the year ended December 31, 2023, the Company did not maintain appropriately designed entity-level controls impacting the control environment and effective monitoring controls to prevent or detect material misstatements to the consolidated financial statements. Specifically, these deficiencies were attributed to (i) a lack of a sufficient number of qualified resources and oversight over the performance of control activities and (ii) insufficient risk assessment and monitoring activities as a result of untimely identification of internal control risks to properly design, test and assess the effectiveness of information technology general controls (“ITGCs”).

In order to remediate these material weaknesses, management is taking remediation actions including:

i.
Developing and enhancing IT compliance oversight capabilities with specific focus over identification and execution of appropriate ITGCs;
ii.
Developing a training program addressing ITGCs and policies, including educating control owners concerning the principles and requirements of each control, with a focus on those related to user access and change management over IT systems impacting financial reporting;
iii.
Developing and maintaining documentation of underlying ITGCs to promote knowledge transfer upon personnel and function changes;
iv.
Implementing an IT management review and testing plan to monitor ITGCs with a specific focus on systems supporting our financial reporting processes;
v.
Implementing financial reporting control changes to address foreign currency and consolidation matters, evaluating the adequacy of resources surrounding its consolidation process and training individuals in the proper accounting treatment for foreign currency transactions and consolidation under US GAAP. This training was completed in the fourth quarter of 2023; and
vi.
Hiring additional staff to oversee the implementation and testing of these remediation actions.

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

We are also evaluating remediation activities and plan to enhance the design and operating effectiveness of the controls around our internal control over financial reporting (“ICFR”). We have engaged an outside firm and hired additional resources to assist management with (i) reviewing our current processes, procedures, and systems to assess our ICFR to identify opportunities to enhance the design of controls to address relevant risks identified by management, and (ii) enhancing and implementing policies to retain sufficient documentary evidence of operating effectiveness of such controls.

While these actions taken and planned actions are subject to ongoing management evaluation and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles, we are committed to the continuous improvement of our internal control over financial reporting and will continue to review our internal control over financial reporting.

While we believe that these efforts will improve our internal control over financial reporting, the implementation of these procedures is ongoing and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles. We cannot be certain that these measures will successfully remediate the material weaknesses or that other material weaknesses and control deficiencies will not be discovered in the future.

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

Other than our integration of Broadbean and the remediation efforts discussed above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

We have adopted a written Code of Business Conduct and Ethics (the “Code of Conduct”) which is applicable to our directors, officers and employees, including our principal executive officer, principal financial and accounting officer, or persons performing similar functions. A copy of the Code of Conduct is available on our website at investors.veritone.com. To the extent required by rules adopted by the SEC and Nasdaq, we intend to promptly disclose on our website or in a Current Report on Form 8-K future amendments to certain provisions of the Code of Conduct, or waivers to such provisions granted to our principal executive officer, principal financial and accounting officer, or persons performing similar functions.

The remaining information required by this item is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2023 and delivered to stockholders in connection with our 2024 annual meeting of stockholders.

Item 11. Executive Compensation.

The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2023 and delivered to stockholders in connection with our 2024 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2023 and delivered to stockholders in connection with our 2024 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2023 and delivered to stockholders in connection with our 2024 annual meeting of stockholders.

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2023 and delivered to stockholders in connection with our 2024 annual meeting of stockholders.

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

2.3^

Securities and Asset Purchase Agreement, dated as of May 27, 2023, by and among Veritone, Inc., Veritone UK Ltd., CareerBuilder, LLC, CareerBuilder International Holding B.V. and CareerBuilder France Holding, LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed May 31, 2023).

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

4.3

Description of Registrant’s securities registered under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K filed on March 16, 2023).

4.4

Indenture, dated as of November 19, 2021, by and among Veritone, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on November 22, 2021).

4.5	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed December 14, 2023).

4.6

Registration Rights Agreement, dated December 13, 2023, by and among Veritone, Inc. and the investors identified therein (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed December 14, 2023).

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

10.17*

Veritone, Inc. 2018 Performance-Based Stock Incentive Plan (2018 Plan) (incorporated by reference to Exhibit 99.2 to the Registrant’s Post-Effective Amendment to Registration Statement on Form S-8 (No. 333-227477) filed on June 21, 2023).

10.18*

Amendment No. 1 to Veritone, Inc. 2018 Performance-Based Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2020).

Exhibit No.	Description of Exhibit
10.19*

Amended and Restated CEO Award Agreement between the Registrant and Chad Steelberg dated effective as of August 27, 2020 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2020).

10.20*

Amended and Restated President Award Agreement between the Registrant and Ryan Steelberg dated effective as of August 27, 2020 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2020).

10.21*	Form of Award Agreement to be used under the 2018 Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on July 5, 2018).

10.22*	Veritone, Inc. Amended and Restated Inducement Grant Plan (the Inducement Plan) (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on March 30, 2023).

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

10.36†

Amended and Restated Independent Contractor Services Agreement, dated January 23, 2024, between Veritone, Inc. and Steel Holdings, LLC (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K, filed January 23, 2024).

10.37*	Employment Agreement, dated January 19, 2023, between Veritone, Inc. and Ryan Steelberg (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed January 20, 2023).

10.38*	Employment Agreement, dated January 19, 2023, between Veritone, Inc. and Michael L. Zemetra (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K, filed January 20, 2023).

10.39*	Veritone, Inc. 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed June 14, 2023).

10.40

Ledgered ABL Agreement, dated August 8, 2023, between and among Veritone, Inc., Veritone One, Inc., Table Rock Management, LLC, Pandologic, Inc., Veritone Enterprises, LLC, Veritone Digital, Inc. d/b/a T3 Media and Alterna Capital Solutions, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed August 14, 2023).

10.41

Commercial Guarantee, dated August 8, 2023, by Veritone Alpha, Inc., Performance Bridge Media, Inc., Machine Box, Inc., Veritone Politics, LLC, VocaliD, Inc. and Broadbean, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed August 14, 2023).

10.42^

Credit and Guaranty Agreement, dated December 13, 2023, by and among Veritone, Inc., certain of its direct and indirect subsidiaries and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed December 14, 2023).

10.43^

Pledge and Security Agreement, dated December 13, 2023, by and among Veritone, Inc., certain of its direct and indirect subsidiaries and Wilmington Savings Fund Society, FSB as Collateral Agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed December 14, 2023).

21.1	List of Subsidiaries.

23.1	Consent of Grant Thornton LLP.

24.1	Power of Attorney (included on signature page).

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1+	Certifications pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

97	Incentive Compensation Recoupment Policy.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, has been formatted in Inline XBRL.

*	Indicates a management contract or compensatory plan or arrangement.

†

The Company has omitted portions of the referenced exhibit pursuant to Item 601(b) of Regulation S-K because it (a) is not material and (b) is the type of information that the Company both customarily and actually treats as private and confidential.

^

The exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K under the Securities Act of 1933, as amended. The Company agrees to furnish supplementally a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon request.

Exhibit No.	Description of Exhibit

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

Veritone, Inc.

Date: March 29, 2024	By:	/s/ Ryan Steelberg
Ryan Steelberg
President, Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

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

SIGNATURE	TITLE	DATE

/s/ Ryan Steelberg	President, Chief Executive Officer and Chairman of the Board	March 29, 2024
Ryan Steelberg	(Principal Executive Officer)

/s/ Michael L. Zemetra	Executive Vice President, Chief Financial Officer and Treasurer	March 29, 2024
Michael L. Zemetra	(Principal Financial and Accounting Officer)

/s/ Chad Steelberg	Director	March 29, 2024
Chad Steelberg

/s/ Jeff P. Gehl	Director	March 29, 2024
Jeff P. Gehl

/s/ Knute P. Kurtz	Director	March 29, 2024
Knute P. Kurtz

/s/ Richard H. Taketa	Director	March 29, 2024
Richard H. Taketa

/s/ Michael Zilis	Director	March 29, 2024
Michael Zilis