Form 10-Q
period 2024-03-31
Veritone, Inc.
filed 2024-05-10
CIK 1615165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 8, 2024, 37,738,677 shares of the registrant’s common stock were outstanding.

VERITONE, INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2024

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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
▪
the impact of the continuing economic disruption caused by macroeconomic and geopolitical factors, including the Russia-Ukraine conflict, the war in Israel, financial instability, inflation and the responses by central banking authorities to control inflation, monetary supply shifts and the threat of recession in the United States and around the world;
▪
increasing interest rates, inflationary pressures and the threat of a recession in the United States and around the world on our business operations and those of our existing and potential customers; and
▪
any additional factors discussed in more detail in “Item 1. Business” and “Item 1A. Risk Factors” of Part I and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II of our Annual Report on Form 10-K for the year ended December 31, 2023 and our other filings with the Securities and Exchange Commission (“SEC”), including this Quarterly Report on Form 10-Q and our future SEC filings.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VERITONE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share and share data)

(Unaudited)

	As of
	March 31, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$90,733	$79,439
Accounts receivable, net	45,749	69,266
Expenditures billable to clients	20,043	19,608
Prepaid expenses and other current assets	15,844	14,457
Total current assets	172,369	182,770
Property, equipment and improvements, net	9,165	8,656
Intangible assets, net	77,443	83,423
Goodwill	79,828	80,247
Long-term restricted cash	929	867
Other assets	19,907	19,851
Total assets	$359,641	$375,814
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$36,588	$32,756
Accrued media payments	84,848	93,896
Client advances	28,295	15,452
Deferred revenue	13,415	12,813
Senior Secured Term Loan, current portion	7,750	5,813
Contingent consideration, current	500	1,000
Other accrued liabilities	26,275	27,095
Total current liabilities	197,671	188,825
Convertible senior notes, non-current	89,717	89,572
Senior Secured Term Loan, non-current	44,407	45,012
Contingent consideration, non-current	450	633
Other non-current liabilities	12,531	13,625
Total liabilities	344,776	337,667
Commitments and contingencies (Note 9)
Stockholders' equity
Common stock, par value $0.001 per share; 75,000,000 shares authorized; 37,629,461 and 37,186,348 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	38	38
Additional paid-in capital	469,712	468,015
Accumulated deficit	(455,094)	(429,896)
Accumulated other comprehensive income (loss)	209	(10)
Total stockholders' equity	14,865	38,147
Total liabilities and stockholders' equity	$359,641	$375,814

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(in thousands, except per share and share data)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue	$31,636	$30,263
Operating expenses:
Cost of revenue	7,046	6,809
Sales and marketing	11,804	12,690
Research and development	9,215	11,527
General and administrative	19,420	17,397
Amortization	5,991	5,429
Total operating expenses	53,476	53,852
Loss from operations	(21,840)	(23,589)
Other income (expense), net	(4,403)	355
Loss before provision for income taxes	(26,243)	(23,234)
(Benefit from) provision for income taxes	(1,045)	(271)
Net loss	$(25,198)	$(22,963)
Net loss per share:
Basic and diluted	$(0.67)	$(0.63)
Weighted average shares outstanding:
Basic and diluted	37,353,228	36,587,946
Comprehensive loss:
Net loss	$(25,198)	$(22,963)
Foreign currency translation (loss) gain, net of income taxes	219	(766)
Total comprehensive loss	$(24,979)	$(23,729)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(Unaudited)

	Three Months Ended March 31, 2024
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance as of December 31, 2023	37,186,348	$38	$468,015	$(429,896)	$(10)	$38,147
Common stock issued under employee stock plans	297,460	—	218	—	—	218
Common stock withheld for employee taxes and other	(61,304)	—	(247)	—	—	(247)
Common stock issued in connection with warrant exercises	206,957	—	—	—	—	—
Stock-based compensation expense	—	—	1,726	—	—	1,726
Net loss	—	—	—	(25,198)	—	(25,198)
Other comprehensive gain	—	—	—	—	219	219
Balance as of March 31, 2024	37,629,461	$38	$469,712	$(455,094)	$209	$14,865

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Three Months Ended March 31, 2023
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance as of December 31, 2022	36,321,222	$36	$451,162	$(371,271)	$(76)	$79,851
Common stock issued under employee stock plans	466,906	1	642	—	—	643
Common stock withheld for employee taxes	(131,116)	—	(852)	—	—	(852)
Common stock issued as part of contingent consideration	135,800	—	756	—	—	756
Stock-based compensation expense	—	—	4,051	—	—	4,051
Net loss	—	—	—	(22,963)	—	(22,963)
Other comprehensive loss	—	—	—	—	(766)	(766)
Balance as of March 31, 2023	36,792,812	37	455,759	(394,234)	(842)	60,720

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(25,198)	$(22,963)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,502	5,907
Provision for credit losses	234	(72)
Stock-based compensation expense	1,608	3,917
Change in fair value of contingent consideration	—	651
Change in deferred taxes	(1,336)	(311)
Amortization of debt issuance costs	1,323	215
Amortization of right-of-use assets	251	300
Imputed non-cash interest income	(107)	(22)
Changes in assets and liabilities:
Accounts receivable	23,283	2,002
Expenditures billable to clients	(435)	9,304
Prepaid expenses and other assets	(1,280)	631
Other assets	318	234
Accounts payable	3,832	1,277
Deferred revenue	602	—
Accrued media payments	(9,048)	(19,657)
Client advances	12,843	(15,630)
Other accrued liabilities	1,297	2,211
Other liabilities	242	(1,779)
Net cash provided by (used in) operating activities	15,931	(33,785)
Cash flows from investing activities:
Capital expenditures	(1,901)	(1,447)
Acquisitions, net of cash acquired	—	(1,500)
Net cash used in investing activities	(1,901)	(2,947)
Cash flows from financing activities:
Payment of contingent consideration	(1,000)	(7,772)
Taxes paid related to net share settlement of equity awards	—	(852)
Proceeds from issuances of stock under employee stock plans, net	126	643
Settlement of deferred consideration for acquisitions	(1,800)	—
Net cash used in financing activities	(2,674)	(7,981)
Net increase (decrease) in cash and cash equivalents and restricted cash	11,356	(44,713)
Cash and cash equivalents and restricted cash, beginning of period	80,306	185,282
Cash and cash equivalents and restricted cash, end of period	$91,662	$140,569
Supplemental Disclosure of Cash Flow Information
Non-cash investing and financing activities:
Fair value of shares issued for acquisition of businesses and earn-out consideration	—	756
Stock-based compensation capitalized for software development	118	134
Lease liabilities arising from right-of-use assets	—	499

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

NOTE 2. PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial statements and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. Such unaudited condensed consolidated financial statements and accompanying notes are based on the representations of the Company’s management, who is responsible for their integrity and objectivity. The information included in this Form 10-Q should be read in conjunction with the information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 1, 2024. Interim results for the three months ended March 31, 2024 are not necessarily indicative of the results the Company will have for the full year ending December 31, 2024.

The accompanying condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which are normal, recurring and necessary to fairly state the Company’s financial position, results of operations and cash flows. All significant intercompany transactions have been eliminated in consolidation. The financial data and the other information disclosed in these notes to the condensed consolidated financial statements reflected in the three month periods presented are unaudited. The December 31, 2023 balance sheet included herein was derived from the audited financial statements but does not include all disclosures or notes required by GAAP for complete financial statements.

Liquidity and Capital Resources

These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles assuming the Company will continue as a going concern. During the years ended December 31, 2023 and 2022, the Company used cash in operations of $76,421 and generated cash flows from operations of $3,737, respectively, and incurred net losses of $58,625 and $25,557, respectively. During the three months ended March 31, 2024 and 2023, the Company generated cash flows from operations of $15,931 and used cash in operations of $33,785, respectively, and incurred net losses of $25,198 and $22,963, respectively. As of March 31, 2024, the Company had an accumulated deficit of $455,094. Historically, the Company has satisfied its capital needs with the net proceeds from sales of its equity securities, issuances of its convertible debt, borrowings under its term loan and the exercises of common stock options and warrants.

During the three months ended March 31, 2024, the Company generated cash flows from operations of $15,931, driven principally by the timing of payments from customers and from client advances, partially offset by the Company’s net loss of $25,198. The Company used cash in investing activities of $1,901, driven principally by capital expenditures, and used cash in financing activities of $2,674, driven principally by the settlement of contingent and deferred consideration. As of March 31, 2024, the Company had cash and cash equivalents of $91,662, including long term restricted cash of $929. Based on the Company's liquidity position as of March 31, 2024 and the Company's current forecast of operating results and cash flows, absent any other action, management determined that the Company will require additional liquidity to continue its operations for the foreseeable future, including over the next twelve months.

In the near term and to meet its obligations as they come due, the Company expects to capture these and potential future cost synergies from the Company’s past acquisitions. The Company expects the cost synergies coupled with the additional cost reduction measures to enable the Company to continue operations for the foreseeable future, including over the next twelve months.

Use of Accounting Estimates

The preparation of the accompanying condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the accompanying condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The principal estimates relate to the accounting recognition and presentation of revenue, allowance for credit losses, purchase accounting, impairment of long-lived assets, the valuation of contingent consideration, the valuation of senior secured debt, the valuation of non-cash consideration received in barter transactions and the evaluation of its realizability, the valuation of stock awards and stock warrants and income taxes, where applicable.

There has been uncertainty and disruption in the global economy and financial markets due to a number of factors including the wars in Ukraine and Israel, the global inflationary environment and high interest rates. The war in Israel has also adversely impacted the Company’s business operations because the Company has an office and personnel based in Herzliya, Israel. The Company is not aware of any specific event or circumstance that would require an update to its estimates or assumptions or a revision of the carrying value of its assets or liabilities as of the date of filing of this Quarterly Report on Form 10-Q.

These estimates and assumptions may change as new events occur and additional information is obtained. As a result, actual results could differ materially from these estimates and assumptions.

Significant Customers

During and as of the three months ended March 31, 2024, no individual customer accounted for more than 10% of the Company’s revenue and one individual customer accounted for 10% or more of accounts receivable. During and as of the three months ended March 31, 2023, one individual customer accounted for 10% or more of the Company’s revenue and two individual customers accounted for 10% or more of the Company’s accounts receivable. No individual customer accounted for 10% or more of the Company’s accounts receivable as of December 31, 2023.

Contract Balances

Contract liabilities are recorded as deferred revenue when customer payments are received in advance of the Company meeting all the revenue recognition criteria. The Company recognized $5,742 of revenue during the three months ended March 31, 2024 that was included in the deferred revenue balance as of December 31, 2023.

Remaining Performance Obligations

As of March 31, 2024, the aggregate amount of the transaction prices under the Company’s contracts allocated to the Company’s remaining performance obligations was $26,734, approximately 48.0% of which the Company expects to recognize as revenue over the next twelve months, and the remainder thereafter to be recognized over the next three years. This aggregate amount excludes amounts allocated to remaining performance obligations under contracts that have an original duration of one year or less and variable consideration that is allocated to remaining performance obligations. Excluded based on this policy are balances related to Veritone Hire solutions representing gross purchase orders to be satisfied in less than one year. Revenues will be recognized net of costs to fulfill these orders.

Segment Information

The Company operates as one reportable segment. The Company reports segment information based on the internal reporting used by the chief operating decision maker for making decisions and assessing performance as the source of the Company’s reportable segments.

Seasonality

The Company experiences seasonal fluctuations in its revenue and operating performance as a result of the utilization of its platform and associated revenues from its Software Products & Services. In particular, Veritone Hire solutions revenues and advertising have historically been higher in the second half of each fiscal year, consistent with the hiring and spending cycles of the Company’s larger customers. The Company also experiences seasonality as a result of factors such as the timing of large projects, the length and complexity of sales cycles, trends impacting the Company’s target vertical markets and the Company’s revenue recognition policies and any changes to those policies. Within a given quarter, a higher proportion of the Company’s agreements are signed toward the end of such quarter. Although these seasonal factors are common in the technology industry, historical patterns should not be considered a reliable indicator of our future sales activity or performance.

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2023.

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

The total purchase consideration was $53,301 (the “Broadbean Acquisition Consideration”), which consisted of cash payments of $53,301 at closing. During the year ended December 31, 2023, the Company incurred $4,214 in acquisition-related expenses. The following table summarizes the fair value of the Broadbean Acquisition Consideration:

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

During the year ended December 31, 2023, the Company continued finalizing its valuations of the assets acquired and liabilities assumed in the acquisition of Broadbean based on new information obtained about facts and circumstances that existed as of the acquisition date. During the year ended December 31, 2023, the Company recorded measurement period adjustments, as shown in the table above.

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

Taxes

In connection with the acquisition of Broadbean, a net deferred tax liability of $3,741 was established primarily relating to non-goodwill intangible assets and recorded within other non-current liabilities on the Company’s condensed consolidated balance sheets. The amount of tax-deductible goodwill as of the purchase date is $3,728. The allocation of purchase consideration to deferred tax assets and liabilities and income taxes payable is preliminary as the Company continues to evaluate certain balances, estimates and assumptions during the measurement period (up to one year from the acquisition date).

Unaudited Pro Forma Results

The unaudited pro forma financial information in the table below summarizes the combined results of operations for the Company and Broadbean as if the companies were combined for the three months ended March 31, 2024 and 2023, respectively. The unaudited pro forma financial information for all periods presented included the business combination accounting effects resulting from this acquisition, including adjustments to reflect recognition of intangible asset amortization. The unaudited pro forma financial information as presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of January 1, 2023 or the results that may occur in the future.

The unaudited pro forma financial information was as follows:

	Three Months Ended March 31,	Three Months Ended March 31,
	2024	2023
Net revenue	$31,636	$38,559
Loss before provision for income taxes	(26,243)	(24,701)
Net loss	(25,198)	(24,072)

Energy Group Divestiture

On June 30, 2023, the Company completed the sale of its energy group (the “Energy Divestiture”) to GridBeyond Limited, an Ireland-based privately held company (“GridBeyond”) that delivers AI-powered energy solutions, pursuant to an asset purchase agreement. The Company received 4,160,644 shares of Series B Preference Shares in GridBeyond valued at approximately $2,021 as of June 30, 2023, as well as $549 to be paid in cash. The Energy Divestiture resulted in a pre-tax gain of $2,572 in second quarter of 2023. The Energy Divestiture does not meet the criteria of discontinued operations because the disposal does not have a major effect on the Company’s operations and financial results. In April 2024, the Company sold its interest in GridBeyond for $1,800 in cash.

NOTE 4. DEBT

Senior Secured Term Loan

On December 13, 2023 (the “Closing Date”), the Company and certain of its subsidiaries, as guarantors, entered into a Credit and Guaranty Agreement (the “Credit Agreement”) with certain funds managed by Highbridge Capital Management, LLC and with certain other lenders (collectively, the “Lenders”) and Wilmington Savings Fund Society, FSB, as administrative agent and collateral agent. The Credit Agreement provides for a $77,500 senior secured term loan (the “Term Loan”), which was fully drawn by the Company on the Closing Date. On the Closing Date, the Company used $37,500 of the Term Loan proceeds to repurchase $50,000 of its 2026 Convertible Senior Notes. As a result of the collective transactions at the Closing Date, the Company recorded the Term Loan at fair value and recognized a one-time gain of $30,000 on the extinguishment of convertible debt. The initial discount on the Term Loan of $23,807 along with the capitalized issuance costs of $3,120 each will be amortized to interest expense over the term of the loan using the effective interest method. During the three months ended March 31, 2024, $1,332 was recognized as the amortization of initial discounts and issuance costs.

The Company is the borrower under the Credit Agreement and all indebtedness outstanding under the Credit Agreement is guaranteed by each of the Company’s direct and indirect material subsidiaries (the Company and the guarantors, collectively, the “Credit Parties”). Pursuant to a Pledge and Security Agreement, dated December 13, 2023 (the “Pledge and Security Agreement”), the Term Loan is secured by a first-priority security interest in and lien on substantially all tangible and intangible property of the Credit Parties and a pledge of equity interests held by the Credit Parties. The Credit Agreement has certain customary default provisions, representations and warranties and affirmative and negative covenants, including a covenant to maintain unrestricted cash and cash equivalents of at least $15,000 at all times. The Company was in compliance with the financial covenants at March 31, 2024.

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

The Credit Agreement requires mandatory prepayments from the net cash proceeds received by the Credit Parties for among other things (i) certain asset sales, but only to the extent net cash proceeds therefrom exceed $10,000 in the aggregate, and (ii) insurance recoveries on loss of property that are not otherwise reinvested in other assets of the Credit Parties at a 10% prepayment premium. The Credit Agreement also requires prepayment of the Term Loan in full if $30,000 or more of aggregate principal amount of the 2026 Convertible Senior Notes are outstanding on August 14, 2026. The Company may elect to prepay the Term Loan, in whole or in part, in cash, subject to a make-whole premium during the first year of the Term Loan, a 14.0% prepayment premium during the second year of the Term Loan, and a 7.0% premium during the third year of the Term Loan. The Term Loan is not repayable with the Company’s common stock, $0.001 per share (the “Common Stock”) as was initially set forth in the Commitment Letter.

On the Closing Date, the Company issued warrants (the “Warrants”) to the Lenders (in such capacity, the “Warrant Holders”) to purchase up to 3,008,540 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at an exercise price of $2.576 per share with a termination date of December 12, 2028. Refer to Note 6 for further details about the Warrants.

For the three months ended March 31, 2024, interest expense related to the Term Loan, including amortization of initial discounts and issuance costs, was $4,057. The effective annual interest rate was approximately 31.3%.

The scheduled principal payments on the Term Loan as of March 31, 2024 were as follows:

2024	$5,813
2025	7,750
2026	7,750
2027	56,188
Total	$77,500

Convertible Senior Notes

In November 2021, the Company issued, at par value, $201,250 aggregate principal amount of 1.75% convertible senior notes due 2026 (the “Convertible Notes”). The issuance included the full exercise of an option granted by the Company to the initial purchasers of the Convertible Notes to purchase an additional $26,250 aggregate principal amount of Convertible Notes. The Convertible Notes were issued pursuant to and are subject to the terms and conditions of an indenture, which is referred to as the Indenture, between the Company and U.S. Bank National Association, as trustee. The Convertible Notes were offered and sold in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. In December 2022, the Company repurchased $60,000 aggregate principal amount of the Convertible Notes at approximately 65% of par (the “2022 Repurchase Transaction”). In December 2023, the Company repurchased $50,000 aggregate principal amount of the Convertible Notes at approximately 75% of par (the “2023 Repurchase Transaction”). The Company has $91,250 in aggregate principal amount of the Convertible Notes outstanding as of March 31, 2024.

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

For the three months ended March 31, 2024 and 2023, interest expense related to the Convertible Notes and amortization of the issuance costs was $541 and $833, respectively. The effective annual interest rate for the three months ended March 31, 2024 and 2023 was approximately 2.42%. As of March 31, 2024, the if-converted value of the Convertible Notes did not exceed the outstanding principal amount. As of March 31, 2024, the total estimated fair value of the Convertible Notes was $32,765, which was determined based on a market approach using actual bids and offers of the Convertible Notes in an over-the-counter market during the period. The Company considers these assumptions to be Level 2 inputs in accordance with the fair value hierarchy described in Note 6.

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

The capped call transactions are separate transactions and are not part of the terms of the Convertible Notes. The capped calls met the criteria for classification as equity and, as such, are not remeasured each reporting period and are included as a reduction to additional paid-in-capital within stockholders’ equity.

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

Credit Facility

In August 2023, the Company entered into a three year credit agreement with Alterna Capital Solutions, LLC (“ACS”) pursuant to which the Company may borrow up to $30,000 (the “ACS Credit Facility”). Loans under the Credit Facility were secured by certain domestic receivables and other assets as determined by ACS. The ACS Credit Facility bore interest at the greater of Prime rate plus 1% or 9.5%, and minimum annual interest of $250 if no funds are drawn under the ACS Credit Facility in a given year. ACS was a senior secured creditor.

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

NOTE 5. NET LOSS PER SHARE

The following table presents the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2024	2023
Numerator
Net loss	$(25,198)	$(22,963)
Denominator
Weighted-average common shares outstanding	37,353,228	36,587,946
Less: Weighted-average shares subject to repurchase	—	—
Denominator for basic and diluted net loss per share attributable to common stockholders	37,353,228	36,587,946
Basic and diluted net loss per share	$(0.67)	$(0.63)

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

	Three Months Ended March 31,
	2024	2023
Common stock options, restricted stock units and performance stock units	11,074,865	10,755,833
Warrants to purchase common stock	3,469,769	496,612
Common stock issuable in connection with convertible senior notes	2,482,621	3,842,961
	17,027,255	15,095,406

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

Cash and Cash Equivalents

The Company’s money market funds are categorized as Level 1 within the fair value hierarchy. As of March 31, 2024, the Company’s cash and cash equivalents were as follows:

		Gross		Cash and
		Unrealized	Fair	Cash
	Cost	Losses	Value	Equivalents
Cash	$90,733	$—	$90,733	$90,733
Total	$90,733	$—	$90,733	$90,733

As of December 31, 2023, the Company’s cash and cash equivalents balances were as follows:

		Gross		Cash and
		Unrealized	Fair	Cash
	Cost	Losses	Value	Equivalents
Cash	$79,439	$—	$79,439	$79,439
Total	$79,439	$—	$79,439	$79,439

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

All of the Company’s contingent consideration liabilities are categorized as Level 3 within the fair value hierarchy, except when the amount of the payout is determined to be fixed. Contingent consideration for the PandoLogic acquisition was valued at the time of acquisition using Monte Carlo simulation models. These models incorporate contractual terms and assumptions regarding financial forecasts for PandoLogic, discount rates, and volatility of forecasted revenue. The value of the Company’s contingent consideration would increase if a lower discount rate was used and would decrease if a higher discount rate was used. Similarly, a higher revenue volatility assumption would increase the value of the contingent consideration, and a lower revenue volatility assumption would decrease the value of the contingent consideration. Contingent consideration for the March 2022 Acquisition (as defined below) was valued at the time of acquisition using a simple probability of achievement model, with the probability of achievement based on management’s forecasted outcomes for 2022 and 2023 fiscal year results for the acquired entity. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management with the assistance of a third-party valuation specialist when deemed necessary.

In September 2022, the Company and PandoLogic entered into an amendment to the PandoLogic Merger Agreement. This amendment provides that the PandoLogic Contingent Consideration would be no less than $10,825, irrespective of the actual financial performance of PandoLogic for the PandoLogic Contingent Consideration period. All of the PandoLogic Contingent Consideration was paid during the year ended December 31, 2023 in a combination of cash consideration and stock consideration, with the number of shares paid equal to that stock consideration portion of the contingent consideration amount divided by a price per share of $20.53 in accordance with the terms of the PandoLogic Merger Agreement.

On March 1, 2022, the Company acquired 100% of an influencer-based management company (the “March 2022 Acquisition”). As part of the consideration, the seller was eligible to receive up to $4,500 in cash (the “March 2022 Acquisition Contingent Consideration”). In July 2023, the Company entered into an agreement amending the March 2022 Acquisition Contingent Consideration (the “March 2022 Acquisition Amendment”). The March 2022 Acquisition Amendment provides that the March 2022 Acquisition Contingent Consideration was reduced to $3,500 and payment of the March 2022 Acquisition Contingent Consideration amount is now tied to employment status of the seller through December 31, 2025, irrespective of the actual financial performance of the acquired company. As the amount became fixed under the March 2022 Acquisition Amendment, the Company determined that the March 2022 Acquisition Contingent Consideration amount should no longer be categorized as Level 3 within the fair value hierarchy at the time of the amendment.

As of December 31, 2023, the Company’s contingent consideration liabilities current and non-current balances were as follows:

	Fair Value as of	Changes in	Amount Paid	Fair Value as of
	January 1, 2023	Fair Value	To Date	December 31, 2023
Level 3:
Contingent consideration, current	$8,067	$1,651	$(8,718)	$1,000
Contingent consideration, non-current	—	633	—	633
Total	$8,067	$2,284	$(8,718)	$1,633

Stock Warrants

On the Closing Date of the Term Loan, the Company issued warrants to the Lenders (in such capacity, the “Warrant Holders”) to purchase up to 3,008,540 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”). During the three months ended March 31, 2024, 349,657 of these warrants were net settled in exchange for 206,957 shares of Common Stock. As of March 31, 2024, the Warrant Holders held warrants to purchase 2,658,883 shares of Common Stock.

All of the Company’s outstanding stock warrants are categorized as Level 3 within the fair value hierarchy. Stock warrants are equity classified and have been recorded at their fair value, on their issuance date of December 13, 2023, using either a probability weighted expected return model, the Monte Carlo simulation model or the Black-Scholes option-pricing model. These models incorporate contractual terms, maturity, risk-free interest rates and volatility. The value of the Company’s stock warrants would increase if a higher risk-free interest rate was used and would decrease if a lower risk-free interest rate was used. Similarly, a higher volatility assumption would increase the value of the stock warrants, and a lower volatility assumption would decrease the value of the stock warrants. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management with the assistance of a third-party valuation specialist.

Investments

The Company holds a strategic investment in a technology company that was determined to not have a readily determinable fair value. This investment is carried at a cost of $2,750 on the Company’s condensed consolidated balance sheets within other assets as of March 31, 2024 and December 31, 2023 and is categorized as Level 3 within the fair value hierarchy.

As part of the Energy Divestiture, the Company acquired a strategic investment in GridBeyond that was determined not to have a readily determinable fair value. This investment is carried at a cost equal to its initial estimated fair value of $2,021 on the Company’s condensed consolidated balance sheets within other assets as of March 31, 2024 and December 31, 2023, with that initial estimated fair value based on third party valuation at the time of this transaction and is categorized as Level 3 within the fair value hierarchy. See Note 13 involving the sale of the Company’s investment in GridBeyond subsequent to March 31, 2024.

Because these investments do not have readily determinable fair values, the Company has elected to measure these investments under ASC 321, Investments – Equity Securities, at cost minus impairments, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments. No impairment was recorded for the three months ended March 31, 2024. The Company re-measures its investments if there is an observable transaction in a class of security similar to the Company’s investments and there were no such re-measurements for the three months ended March 31, 2024.

NOTE 7. GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

The carrying amount of goodwill was $79,828 as of March 31, 2024 and $80,247 as of December 31, 2023.

Goodwill
Balance at December 31, 2023	$80,247
Foreign currency translation/other	(419)
Balance at March 31, 2024	$79,828

Intangible Assets

The following table sets forth the Company’s finite-lived intangible assets resulting from business acquisitions and other purchases, which continue to be amortized:

		March 31, 2024			December 31, 2023
	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Software and technology	0.0	$3,582	$(3,582)	$—	$3,582	$(3,582)	$—
Licensed technology	0.0	500	(500)	—	500	(500)	—
Developed technology	1.5	44,100	(26,830)	17,270	44,100	(24,601)	19,499
Customer and supplier relationships	3.7	99,000	(39,977)	59,023	99,000	(36,323)	62,677
Noncompete agreements	0.0	800	(800)	—	800	(800)	—
Trademarks and trade names	2.8	2,300	(1,150)	1,150	2,300	(1,053)	1,247
Total	3.0	$150,282	$(72,839)	$77,443	$150,282	$(66,859)	$83,423

The following table presents future amortization of the Company’s finite-lived intangible assets as of March 31, 2024:

2024 (nine months)	$17,973
2025	21,427
2026	16,569
2027	13,541
2028	7,870
Thereafter	63
Total	$77,443

NOTE 8. CONSOLIDATED FINANCIAL STATEMENTS DETAILS

Consolidated Balance Sheets Details

Cash and cash equivalents

As of March 31, 2024 and December 31, 2023, the Company had cash and cash equivalents of $90,733 and $79,439, respectively, including $73,300 and $44,481, respectively, of cash received from advertising customers for future payments to vendors.

Accounts Receivable, Net and Allowance for Credit Losses

Accounts receivable consisted of the following:

	As of
	March 31, 2024	December 31, 2023
Accounts receivable — Managed Services(1)	$25,748	$38,477
Accounts receivable — Software Products & Services(2)	18,635	26,246
Accounts receivable — Other	2,120	5,723
	46,503	70,446
Less: allowance for expected credit losses	(754)	(1,180)
Accounts receivable, net	$45,749	$69,266

(1)
Accounts receivable – Managed Services reflects the amounts due from the Company’s advertising customers.
(2)
Accounts receivable – Software Products & Services reflects the amounts due from the Company’s Veritone Hire solutions customers.

Allowance for Credit Losses Accounting

The Company maintains an allowance for expected credit losses to record accounts receivable at their net realizable value. Inherent in the assessment of the allowance for credit losses are certain judgments and estimates relating to, among other things, the Company’s customers’ access to capital, customers’ willingness and ability to pay, general economic conditions and the ongoing relationship with customers. The Company calculates the expected credit losses on a pool basis for those receivables that have similar risk characteristics aligned with the types of accounts receivable listed in the accounts receivable table above. Allowances have been recorded for receivables believed to be uncollectible, including amounts for the resolution of potential credit and other collection issues. The allowance for expected credit losses is determined by analyzing the Company’s historical write-offs and the current aging of receivables. Adjustments to the allowance may be required in future periods depending on how issues considered such as the financial condition of customers and the general economic climate may change or if the financial condition of the Company’s customers were to deteriorate resulting in an impairment of their ability to make payments. The Company has not historically had material write-offs due to uncollectible accounts receivable.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	As of
	March 31, 2024	December 31, 2023
Prepaid assets	$6,153	$5,538
Other receivables	1,473	1,805
Trade credits earned through barter transactions, current	6,724	6,427
Other current assets	1,494	687
Prepaid expenses and other current assets	$15,844	$14,457

Other Assets

Other assets consisted of the following:

	As of
	March 31, 2024	December 31, 2023
Trade credits earned through barter transactions, non-current	$10,339	$10,682
Investments	4,771	4,771
Other non-current assets	4,797	4,398
Other assets	$19,907	$19,851

Property, Equipment and Improvements, Net

Property, equipment and improvements, net consisted of the following:

	As of
	March 31, 2024	December 31, 2023
Property and equipment	$6,631	$6,796
Internal use software development costs placed in service	9,298	8,226
Leasehold improvements	1,629	1,639
	17,558	16,661
Less: accumulated depreciation	(8,393)	(8,005)
Property, equipment and improvements, net	$9,165	$8,656

Depreciation expense was $1,511 and $478 for the three months ended March 31, 2024 and 2023, respectively. Of the $6,631 in property and equipment as of March 31, 2024, $1,839 consisted of work in progress not yet placed in service for internal use software development costs. Depreciation of internal use software development costs was $695 and $282 for the three months ended March 31, 2024 and 2023, respectively.

Accounts Payable

Accounts payable consisted of the following:

	As of
	March 31, 2024	December 31, 2023
Accounts payable — Managed Services(1)	$18,179	$11,797
Accounts payable — Other	18,409	20,959
Accounts payable	$36,588	$32,756

(1)
Accounts payable – Managed Services reflects the amounts due to media vendors for advertisements placed on behalf of the Company’s advertising clients.

Other Accrued Liabilities

Other accrued liabilities consisted of the following:

	As of
	March 31, 2024	December 31, 2023
Accrued compensation	$4,625	$4,615
Taxes payable	4,713	5,425
Current portion of operating lease liabilities	2,239	2,348
Accrued trade payables	13,640	13,749
Other	1,058	958
Other accrued liabilities	$26,275	$27,095

Contract Liabilities

Contract liabilities consist of deferred revenue. Deferred revenue represents billings under non-cancelable contracts before the related product or service is transferred to the customer. The portion of deferred revenue that is anticipated to be recognized as revenue during the succeeding twelve-month period is recorded as deferred revenue within the Company's condensed consolidated balance sheets. Deferred revenue was comprised of the following:

Three Months Ended March 31,
2024
Deferred revenue beginning balance	$12,813
Less: revenue recognized	5,742
Additions to deferred revenue	6,344
Ending balance of deferred revenue	$13,415

Consolidated Statements of Operations and Comprehensive Loss Details

Revenue

Revenue for the periods presented were comprised of the following:

	Three Months Ended March 31,
	2024	2023
Commercial Enterprise	$30,119	$28,868
Public Sector	1,517	1,395
Total revenue	$31,636	$30,263

The Company serves two customer groups: (1) Commercial Enterprise, which consists of customers in the commercial sector, including media and entertainment customers, advertising customers, content licensing customers and Veritone Hire customers (inclusive of Broadbean customers); and (2) Public Sector, which consists of customers in the government and regulated industries sectors, including state, local and federal government, legal, and compliance customers, and which we previously referred to as Government & Regulated Industries.

Software Products & Services consists of revenues generated from the Company’s aiWARE platform and Veritone Hire solutions’ talent acquisition solutions (inclusive of Broadbean), any related support and maintenance services, and any related professional services associated with the deployment and / or implementation of such solutions.

Managed Services consists of revenues generated from content licensing customers and advertising agency customers and related services.

The table below illustrates the presentation of our revenues based on the above definitions:

VERITONE, INC.
REVENUE DETAIL (UNAUDITED)
(in thousands)

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
	Commercial	Public		Commercial	Public
	Enterprise	Sector	Total	Enterprise	Sector	Total
Total Software Products & Services	$13,703	$1,517	$15,220	$12,732	$1,395	$14,127

Managed Services
Advertising	10,975	—	10,975	10,535	—	10,535
Licensing	5,441	—	5,441	5,601	—	5,601
Total Managed Services	16,416	—	16,416	16,136	—	16,136

Total Revenue	$30,119	$1,517	$31,636	$28,868	$1,395	$30,263

Other Income (Expense), Net

Other income (expense), net for the periods presented was comprised of the following:

	Three Months Ended March 31,
	2024	2023
Interest expense, net	$(3,990)	$(805)
Other	(413)	1,160
Other income (expense), net	$(4,403)	$355

Other in the table above consists of foreign exchange loss of $413 for the three months ended March 31, 2024 and foreign exchange gain of $1,160 for the three months ended March 31, 2023.

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

The Company’s effective tax rate for the three months ended March 31, 2024 and 2023 was 4.0% and 1.2%, respectively. The difference between the effective tax rate and the U.S. federal statutory rate of 21% is primarily due to a valuation allowance established on the Company’s domestic federal and state net deferred tax assets, as well as the impact of foreign operations subject to tax in foreign jurisdictions.

As of March 31, 2024, the Company continues to provide a valuation allowance against federal and state deferred tax assets that are not expected to be realizable. The Company continues to evaluate the realizability of deferred tax assets and the related valuation allowance. If the Company’s assessment of the deferred tax assets or the corresponding valuation allowance were to change, the Company would record the related adjustment to income during the period in which the determination is made.

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

NOTE 9. LEASES, COMMITMENTS AND CONTINGENCIES

Leases

Lease Costs

As of March 31, 2024, on its condensed consolidated balance sheet the Company had right-of-use assets of $2,058 recorded within other assets, the current portion of operating lease liabilities of $2,239 recorded within other accrued liabilities, and the non-current portion of operating lease liabilities of $601 recorded within other non-current liabilities. As of December 31, 2023, on its condensed consolidated balance sheet the Company had right-of-use assets of $1,669 recorded within other assets, the current portion of operating lease liabilities of $2,348 recorded within other accrued liabilities, and the non-current portion of operating lease liabilities of $308 recorded within other non-current liabilities.

The Company made cash payments for its operating leases of $682 and $635 for the three months ended March 31, 2024 and 2023, respectively, all of which were included in cash flows from operating activities within the condensed consolidated statements of cash flows. The Company’s operating leases have a weighted average remaining lease term of 1.4 years and weighted average discount rate of 8.4%.

The total rent expense for all operating leases was $638 and $546 for the three months ended March 31, 2024 and 2023, respectively, with short-term leases making up an immaterial portion of such expenses. For its sublease, the Company recorded sublease income of $277 and $277 for the three months ended March 31, 2024 and 2023, respectively.

Lease Commitments

Future undiscounted lease payments for the Company’s operating lease liabilities, a reconciliation of these payments to its operating lease liabilities, and related sublease income at March 31, 2024 are as follows:

Years ended December 31,
2024 (nine months)	$2,185
2025	671
2026	206
Total future minimum lease payments, including short-term leases	3,062
Less: future minimum lease payments for short-term leases	(36)
Less: imputed interest	(186)
Present value of future minimum lease payments, excluding short-term leases	$2,840
Less: current portion of operating lease liabilities	(2,239)
Non-current portion of operating lease liabilities	601

Years ended December 31,	Sublease Income
2024 (nine months)	931
Total sublease income	$931

Purchase Consideration

In connection with the March 2022 Acquisition, the Company committed to make purchase consideration payments of $1,500 within ten days of the first anniversary of the closing date of the March 2022 Acquisition and an additional $1,500 within ten days of the second anniversary of the closing date of the March 2022 Acquisition. The first payment of $1,500 was made during the first quarter of 2023 and the second payment of $1,500 was made during the three months ended March 31, 2024.

On June 10, 2022, the Company acquired VocaliD, Inc. (“VocaliD”), a U.S.-based company that pioneered the creation of personalized synthetic voices. In connection with its acquisition of VocaliD, the Company committed to make purchase consideration payments of $1,000 on the first anniversary of the closing date of the acquisition and an additional $1,000 on the 18-month anniversary of the closing date of the acquisition. The first payment of $1,000 was made during the second quarter of 2023.

On August 11, 2022, the Company acquired certain assets of Vision Semantics Limited (“VSL”), a U.K.-based company focused on AI-powered video analytics and surveillance software solutions. In connection with its acquisition of VSL in August 2022, the Company committed to make a purchase consideration payment of $300 on the 18-month anniversary of the closing date of the acquisition, which the Company paid during the three months ended March 31, 2024. Payment of deferred consideration for the three months ended March 31, 2024 and 2023 are reflected on the Company’s statements of cash flows.

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

NOTE 10. STOCKHOLDERS’ EQUITY

Common Stock Issuances

During the three months ended March 31, 2024 and 2023, the Company issued an aggregate of 236,156 and 355,790 shares of its common stock, respectively, in connection with the exercise of stock options, issuance of stock awards and vesting of restricted stock units under its stock incentive plans and stock purchases under its Employee Stock Purchase Plan (the “ESPP”).

During the three months ended March 31, 2024 and 2023, the Company issued a total of 206,957 shares of its common stock in connection with warrant exercises (see Note 6). During the three months ended March 31, 2023, the Company issued a total of 135,800 shares of its common stock in connection with the contingent consideration arrangement related to the acquisition of PandoLogic, respectively.

NOTE 11. STOCK PLANS

Stock-Based Compensation

During the three months ended March 31, 2024 and 2023, the Company granted options to purchase an aggregate of 0 and 226,966 shares of its common stock that are subject to time-based vesting conditions, respectively.

The Company valued these stock options using the Black-Scholes Merton option pricing model. The assumptions used to compute the grant date fair values of the stock options granted during the three months ended March 31, 2024 and 2023 are set forth in the table below:

	Three Months Ended March 31,
	2024	2023
Expected term (in years)	N/A	6.8
Expected volatility	N/A	91%
Risk-free interest rate	N/A	3.6%

The assumptions used in calculating the fair values of purchase rights granted under the ESPP during the three months ended March 31, 2024 and 2023 are set forth in the table below:

Three Months Ended March 31,
	2024	2023
Expected term (in years)	0.5 - 2.0	0.5 - 2.0
Expected volatility	105% - 115%	71% - 101%
Risk-free interest rate	4.7% - 5.2%	0.1% - 4.8%

The Company’s stock-based compensation expense by type of award and by operating expense grouping are presented below:

	Three Months Ended March 31,
	2024	2023
Stock-based compensation expense by type of award:
Restricted stock units	$830	$2,168
Performance-based stock units	—	328
Stock options	622	971
Employee stock purchase plan	156	450
Total stock-based compensation expense	$1,608	$3,917

Stock-based compensation expense by operating expense grouping:
Cost of revenue	$(1)	$20
Sales and marketing	176	176
Research and development	532	1,542
General and administrative	901	2,179
Total stock-based compensation expense	$1,608	$3,917

Stock-based compensation capitalized for internal-use software was $118 and $134 for the three months ended March 31, 2024 and 2023, respectively.

Equity Award Activity Under Stock Plans

Performance Stock Units

In connection with the Steel Holdings Consulting Agreement (as defined and further described in Note 12), on January 11, 2023, the Compensation Committee of the Board (the “Compensation Committee”) approved a grant of 118,460 performance stock units (the “Steel Holdings Consulting PSUs”) that were to vest upon the achievement of certain performance milestones. During the year ended December 31, 2023, certain performance milestones were achieved resulting in the vesting of 19,743 shares of the Steel Holdings Consulting PSUs on April 22, 2023 and 39,486 shares on November 15, 2023.

In January 2024, the Company entered into an amended and restated independent contractor services agreement with Steel Holdings, LLC (the “Amended Consulting Agreement”), which supersedes and replaces the Steel Holdings Consulting Agreement. Under the Amended Consulting Agreement, all equity grants that were made, other than vested Steel Holdings PSUs but including unvested Steel Holdings PSUs, or contemplated under the Steel Holdings Consulting Agreement were terminated as of the effective date of the Amended Consulting Agreement and no further performance stock units will be issued under the Amended Consulting Agreement.

On March 16, 2023, the Compensation Committee approved a grant of 170,402 target performance stock units to be granted to the Company’s named executive officers (the “Senior Executive PSUs”). The awards had a grant date of March 31, 2023 and were to vest based on the achievement of revenue and non-GAAP net income targets (each equally weighted) for 2023, which achievement shall then be modified (up to a 20% increase or decrease) based on the Company’s relative total stockholder return over a three-year performance period (the “TSR Modifier”), as compared with the S&P Software and Services Select Industry Index. Based on the Company’s performance, the Company’s named executive officers were to earn from 0% to 200% of the target number of shares of the Senior Executive PSUs. The Senior Executive PSUs, to the extent earned, were to vest on the date the Board certifies the TSR Modifier for the three-year performance period ending December 31, 2025 and the number of Senior Executive PSUs that were to vest as of such certification, all of which was to occur within 90 days of the end of the performance period ending December 31, 2025. Compensation costs recognized on the Senior Executive PSUs were to be adjusted, as applicable, for performance above or below the target specified in the award. On April 8, 2024, the Compensation Committee determined that, as of December 31, 2023, the revenue and non-GAAP net income targets were not achieved and the Senior Executive PSUs were forfeited.

The Company’s performance stock unit activity for the three months ended March 31, 2024 was as follows:

		Weighted
		Average Grant
	Shares	Date Fair Value
Unvested at December 31, 2023	229,633	$5.86
Forfeited	(59,231)	$5.94
Unvested at March 31, 2024	170,402	$5.86

Restricted Stock Units

The Company’s restricted stock unit activity for the three months ended March 31, 2024 was as follows:

		Weighted
		Average Grant
	Shares	Date Fair Value
Unvested at December 31, 2023	1,949,514	$5.40
Granted	3,000	$3.88
Forfeited	(186,560)	$6.73
Vested	(153,085)	$7.30
Unvested at March 31, 2024	1,612,869	$5.01

As of March 31, 2024, total unrecognized compensation cost related to restricted stock units was $5,729, which is expected to be recognized over a weighted average period of 2.1 years.

Performance-Based Stock Options

The activity during the three months ended March 31, 2024 related to stock options that are subject to performance-based vesting conditions tied to the achievement of stock price goals by the Company was as follows:

		Weighted-Average
			Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Unvested at December 31, 2023	3,671,310	$11.29
Expired	(21,840)	$5.78
Outstanding at March 31, 2024	3,649,470	$11.32	6.2 years	$1
Exercisable at March 31, 2024	3,649,470	$11.32	6.2 years	$1

The aggregate intrinsic value of the options exercised during the three months ended March 31, 2024 and 2023 was $0 and $5, respectively. No performance-based stock options were granted during the three months ended March 31, 2024 and 2023 and no performance-based stock options vested during the three months ended March 31, 2024.

Stock Options

The activity during the three months ended March 31, 2024 related to all other stock options was as follows:

		Weighted-Average
			Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at December 31, 2023	5,506,374	$13.81
Exercised	(17,521)	$2.85
Forfeited	(153,353)	$8.86
Expired	(78,939)	$10.28
Outstanding at March 31, 2024	5,256,561	$14.04	4.1 years	$1,120
Exercisable at March 31, 2024	4,799,140	$14.10	3.7 years	$1,041

No stock options were granted during three months ended March 31, 2024. The weighted average grant date fair value of stock options granted during the three months ended March 31, 2023 was $4.21 per share. The aggregate intrinsic value of the stock options exercised during the three months ended March 31, 2024 and 2023 was $30 and $10, respectively. The total grant date fair value of stock options vested during the three months ended March 31, 2024 and 2023 was $1,080 and $1,584, respectively. At March 31, 2024, total unrecognized compensation expense related to stock options was $4,194 and is expected to be recognized over a weighted average period of 2.1 years.

The aggregate intrinsic values in the tables above represent the difference between the fair market value of the Company’s common stock and the average option exercise price of in-the-money options, multiplied by the number of such stock options.

Employee Stock Purchase Plan

As of March 31, 2024 and December 31, 2023, employee payroll deductions accrued under the ESPP totaled $160 and $357, respectively. During the three months ended March 31, 2024, a total of 119,954 shares of common stock were purchased under the ESPP.

NOTE 12. RELATED PARTY TRANSACTIONS

On January 4, 2023, the Company entered into an independent contractor services agreement with Steel Holdings, LLC, effective as of January 1, 2023 the Steel Holdings Consulting Agreement. Steel Holdings, LLC is an entity affiliated with Chad Steelberg, currently a director serving on the Company’s Board, and formerly its Chairman of the Board and Chief Executive Officer. Under the Steel Holdings Consulting Agreement, the Company retained Mr. Steelberg as a consultant to provide ongoing Chief Executive Officer transition services and to manage and oversee the further development of the Company’s aiWARE platform.

In January 2024, the Company entered into the Amended Consulting Agreement, which supersedes and replaces the Steel Holdings Consulting Agreement. Pursuant to the Amended Consulting Agreement, Mr. Steelberg will provide technical advisory services related to the Company’s software, software architecture and technology strategy as requested by the Company’s Chief Executive Officer until December 31, 2025, the termination date of the Amended Consulting Agreement. In consideration for such services, the Company will pay to Steel Holdings, LLC (i) $1,000 in cash on July 1, 2024 and (ii) $50 per month in cash for the period from January 2024 through December 2025. The Company will reimburse Steel Holdings, LLC for reasonable and documented expenses incurred in connection with providing the services in accordance with the Company’s standard travel and expense policies. All equity grants that were made, including the unvested Steel Holdings PSUs, or contemplated under the Steel Holdings Consulting Agreement were terminated as of the effective date of the Amended Consulting Agreement and no further performance stock units will be issued under the Amended Consulting Agreement, except that the vested Steel Holdings PSUs remained outstanding.

The Amended Consulting Agreement may be terminated by either party with 90 days’ notice. If the Company terminates the Amended Consulting Agreement for any reason other than Steel Holdings, LLC’s material breach, then any remaining cash compensation payments under the Amended Consulting Agreement will become due and payable. In the event of a Change in Control (as defined in the 2017 Plan), the Amended Consulting Agreement will terminate as of the effective date of the Change in Control and any remaining cash compensation payments will become due and payable.

The Company has determined that all future payments under the Amended Consulting Agreement are probable and estimable, and that substantially all benefits earned under the agreement relate to past services rendered. As such, the Company has accrued a liability for all future cash payments under the agreement on its condensed consolidated balance sheet as of March 31, 2024, and recognized a resulting acceleration charge of $1,484 to general and administrative expenses to its condensed consolidated income statement during the three months ended March 31, 2024.

There were no other material related party transactions during the three months ended March 31, 2024.

NOTE 13. SUBSEQUENT EVENTS

In April 2024, the Company sold its investment in GridBeyond for $1,800 in cash.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read together with and is qualified in its entirety by reference to the condensed consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed under “Risk Factors,” set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, and any updates thereto set forth in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission (“SEC”), including future SEC filings. See “Cautionary Note Regarding Forward-Looking Statements.”

Overview

Veritone, Inc., collectively with our subsidiaries, referred to as “Veritone,” “Company,” “we,” “our,” and “us,” is a provider of Artificial Intelligence (“AI”) solutions, powered by our proprietary AI operating system, aiWARE™, to deliver differentiated products and solutions to our Commercial Enterprise and Public Sector (which we previously referred to as Government & Regulated Industries) customers. Our Software Products & Services consist of revenues generated from Commercial Enterprise and Public Sector customers using our aiWARE platform and Veritone Hire solutions, any related support and maintenance services, and any related professional services associated with the deployment and/or implementation of such solutions. Our Managed Services consist of revenues generated from Commercial Enterprise customers using our content licensing services, advertising agency, influencer management and related services.

During the three months ended March 31, 2024, we generated revenue of $31.6 million as compared to $30.3 million during the three months ended March 31, 2023. Our Software Products & Services revenue was $15.2 million and $14.1 million during the three months ended March 31, 2024 and 2023, respectively, and represented 48% and 47% of our consolidated revenue for the three months ended March 31, 2024 and 2023, respectively. The $1.1 million increase in Software Products & Services revenue, or 7.8% year over year, was driven by the Q2 2023 acquisition of Broadbean, which generated $8.5 million in revenue in Q1 2024. Our Managed Services revenue was $16.4 million and $16.1 million during the three months ended March 31, 2024 and 2023, respectively, and represented 52% and 53% of our consolidated revenue for the three months ended March 31, 2024 and 2023, respectively. No customer represented more than 10% of our consolidated revenue during the three months ended March 31, 2024 and one customer represented approximately 18% of our consolidated revenue during the three months ended March 31, 2023.

Recent Developments

Appointment of Ryan Steelberg as Chairman. Ryan Steelberg, our Chief Executive Officer, was appointed Chairman of the Board, effective January 22, 2024, replacing Chad Steelberg who resigned as Chairman of the Board on the same date. Chad Steelberg continues to serve as a member of our Board.

Operational Realignment and Restructuring. During the three months ended March 31, 2024, we enacted certain operational and restructuring initiatives (the “Q1 2024 Restructuring”), the result of which was an approximate 13% reduction in our global workforce. As a result of the Q1 2024 Restructuring, we expect to reduce our annualized operating expenses by over $13.0 million. We incurred $2.0 million in one-time severance and transition expenses in connection with the Q1 2024 Restructuring, of which $1.3 million was paid as of March 31, 2024.

Opportunities, Challenges and Risks

During the three months ended March 31, 2024 and 2023, we derived our revenue primarily through our Commercial Enterprise customers, and secondarily, through our Public Sector customers.

We are a leader in AI-based Software Products & Services. Our proprietary AI operating system, aiWARE, uses machine learning algorithms, or AI models, together with a suite of powerful applications, to reveal valuable insights from vast amounts of structured and unstructured data. Historically, we have derived a large portion of our Software Product & Services revenue from applications we internally developed from our aiWARE platform and actively sold across various customers. While management believes there is a substantial opportunity to increase revenue longer term, current economic conditions have negatively impacted parts of our consumption-based operations and financial results, and there is no certainty that any future investments, which could be significant and include future potential acquisitions, will result in significant enterprise revenue realization or revenue growth when compared with historical revenue. Nevertheless, we continue to see significant opportunities for growth in Software Products & Services and our aiWARE platform sales to existing and newly acquired customers, and where our AI solutions could add near and long-term value in the public sector industries and content creation and distribution across the global media and entertainment industry.

We believe there are significant near and long-term revenue and growth opportunities from our Software Products & Services. In June 2023, we completed the acquisition of Broadbean, a leader in subscription-based talent acquisition software-as-a-service which has approximately 3,000 subscription-based customers based throughout the world, integrated with over 100 applicant tracking systems (“ATS”) and has direct access to over 2,500 job boards globally. The acquisition of Broadbean was strategic to our growth across our hiring applications, as we plan in the near term to offer our existing product offerings to Broadbean’s 3,000 customers, including programmatic advertising capabilities. Over the long term, we plan to utilize our AI capabilities to analyze complex data sets through direct access to these ATS, including future integration with aiWARE. In Public Sector markets, we see growth opportunities with customer adoption of our products and services related to AI technologies and with our official Authorization to Operate, of our aiWARE platform across the entire U.S. Department of Justice and progress with the Chief Digital and Artificial Intelligence Officer and Department of Defense, including our recently announced iDEMS platform. However, many enterprise-level opportunities with Public Sector customers can involve long sales cycles, during which we must invest significant time and resources without a guarantee of success.

Growing our existing and new Software Products & Services customer base is critical for our success. Software Products & Services revenue increased by 7.7% during the three months ended March 31, 2024 as compared to the prior year period due to the addition of Broadbean in the second quarter of 2023, partially offset by lower consumption across our legacy Veritone Hire customer base. During the three months ended March 31, 2024, our largest customer represented less than 10% of our consolidated revenue as compared to 18% during the three months ended March 31, 2023.

As a result of the recent pullback in the macroeconomic environment caused by high inflation, rising interest rates, and geopolitical factors including the Russia-Ukraine conflict and the war in Israel, some of our customers reduced consumption-based and advertising spending across our Commercial Enterprise customer base, namely of our Veritone Hire solutions and Managed Services.

As of March 31, 2024, our total Software Products & Services customers declined to 3,384, which was a decrease of 10.3% as compared to the end of the first quarter of 2023 on a pro forma basis, giving effect to the acquisition of Broadbean as if it occurred on January 1, 2022. The decrease in customers was largely driven by planned migration of legacy CareerBuilder customers off the Broadbean software platform, which did not have a significant impact on our financial results in 2023 or for the three months ended March 31, 2024. While we anticipate these trends to continue in the second quarter of 2024, we expect the overall impact will be insignificant to our financial results in 2024. To continue our effort to grow our customer base and overall revenue, we have been investing aggressively in existing customers and acquiring new customers. In addition, in February 2024, we announced certain cost reduction and restructuring initiatives, the results of which was a reduction in our global workforce of approximately 13%. Since the first quarter of 2023, we have been actively realigning and restructuring our organization, which, as of March 31, 2024, is expected to result in over $37.0 million of net annualized strategic cost reductions, which includes expected cost reductions from our Q1 2024 Restructuring. As a result of our efforts to diversify our customer base and increase sales within our existing customer base, as well as the June 2023 acquisition of Broadbean, we increased our sales and marketing spending in the near term as compared to the trailing twelve months; however, these increased investments were partially offset by our 2023 and 2024 cost-reduction initiatives.

We believe our Software Products & Services will extend the capabilities of many third-party software platforms and products that are widely used today. For example, we believe that, when integrated with aiWARE, our Veritone Hire solutions customers will be given greater visibility and transparency in their hiring processes. Further and with the recently announced iDEMs launch, we now offer a suite of aiWARE applications to address the growing issue of unstructured digital data management faced by public safety and federal government sectors today. In addition, we recently announced that we achieved Amazon Web Services (“AWS”) Advanced Tier Services status, advancing the deployment of our AI solutions and capabilities across the AWS platform, and we have historically integrated aiWARE across many platforms, including Alteryx, Snowflake and the NVIDIA® CUDA® GPU-based platform, enabling dramatic increases in aiWARE’s processing speed and providing a wide range of new use cases for our technology. We are in the process of developing and marketing more specific use cases for these and future integrations, which we believe will open up new markets for our products and accelerate our long-term revenue growth opportunities.

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

We believe our operating results and performance are, and will continue to be, driven by various factors that affect our industry. Our ability to attract, grow and retain customers for our aiWARE platform is highly sensitive to rapidly changing technology and is dependent on our ability to maintain the attractiveness of our platform, content and services to our customers. Our future revenue and operating growth will rely heavily on our ability to grow and retain our Software Products & Services customer base, continue to develop and deploy quality and innovative AI-driven applications and enterprise-level offerings, provide unique and attractive content and advertising services to our customers, continue to grow in newer markets such as Public Sector, expand aiWARE into larger and more expansive enterprise engagements and manage our corporate overhead costs. While we believe we will be successful in these endeavors, we cannot guarantee that we will succeed in generating substantial long term operating growth and profitability.

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

For the three months ended March 31, 2024, our total revenues were $31.6 million as compared to $30.3 million for the three months ended March 31, 2023, an increase of 4.3%. For the three months ended March 31, 2024, our total loss from operations was $21.9 million as compared to $23.6 million for the three months ended March 31, 2023, a decrease of 7.1%. For the three months ended March 31, 2024, our non-GAAP gross margin (calculated as described in “Non-GAAP Financial Measures” below) increased to approximately 77.7% as compared to 77.5% for the three months ended March 31, 2023, driven in large part by the mix of revenue as compared to the prior year period. Our non-GAAP gross margin is impacted significantly by the mix of our Software Products & Services and our Managed Services revenue in any given period because our Managed Services revenue typically has a lower overall non-GAAP gross margin than our Software Products & Services revenue. Our non-GAAP gross profit (see “Non-GAAP Financial Measures” below) is also dependent upon our ability to grow our revenue by expanding our customer base and increasing business with existing customers, and to manage our costs by negotiating favorable economic terms with cloud computing providers such as AWS and Microsoft Azure. While we are focused on continuing to improve our non-GAAP gross profit, our ability to attract and retain customers to grow our revenue will be highly dependent on our ability to implement and continually improve upon our technology and services and improve our technology infrastructure and operations as we experience increased network capacity constraints due to our growth.

During the three months ended March 31, 2024, we reported a net loss of $25.2 million as compared to a net loss of $23.0 million during the three months ended March 31, 2023. During the three months ended March 31, 2024, we reported a non-GAAP net loss of $7.6 million as compared to a non-GAAP net loss of $9.6 million during the three months ended March 31, 2023. To continue to grow our revenue, we will continue to make targeted investments in people, namely software engineers and sales personnel. Historically, we have also made investments in our corporate infrastructure, including new ERP and workforce systems to help us better manage the scale and growth of our business. However, considering the current challenging macro-economic environment, we have made and are continuing to make significant cost reductions to our operating structure to better streamline our business and prioritization around our growth and corresponding investments. These cost reduction initiatives began in the latter half of 2022 and will continue through 2024, and include reductions in workforce and certain legacy operating costs, as well as the integration of past acquisitions. As a result of these initiatives, we believe we will be able to accelerate our pathway toward long term profitability.

During the three months ended March 31, 2023, substantially all of our revenue was derived from customers located in the United States. With the June 2023 acquisition of Broadbean, we expanded our customer base throughout Europe and Asia Pacific. In the three months ended March 31, 2024, 32.9% of our consolidated revenue was from customers outside of the U.S., as compared to less than 10% during the three months ended March 31, 2023. We believe that there is a substantial opportunity for us to continue expanding our service offerings and customer base in countries outside of the United States. In the long term, we plan to expand our business further internationally in places such as Europe, Asia Pacific and Latin America, and as a result, we expect to continue to incur significant incremental upfront expenses associated with these expansion opportunities.

Impact of Current Global Economic Conditions

Global economic and business activities continue to face uncertainty as a result of macroeconomic and geopolitical factors, labor shortages, inflation rates and the responses by central banking authorities to control inflation, monetary supply shifts, recession risks, disruptions from the Russia-Ukraine conflict, and the war in Israel. In particular, business operations at our Herzliya office location where we do development work on our Veritone Hire solutions products have been, and may continue to be, impacted by the war in Israel. A small portion of our Israel-based employees, and a number of their family members, have been conscripted into military service. The extent of the impact of these factors on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, and the impact on our customers, partners and employees, all of which have uncertainty and cannot be predicted. These global economic conditions and any continued or new disruptions caused by these conditions may negatively impact our business in a number of ways. For example, our Veritone Hire solutions are sold to businesses whose financial conditions fluctuate based on general economic and business conditions, particularly the overall demand for labor and the economic health of current and prospective employers.

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

Due to the nature of our business, the effect of these macroeconomic conditions may not be fully reflected in our results of operations until future periods. We have assessed the potential credit deterioration of our customers due to changes in the macroeconomic environment and have determined that no additional allowance for credit losses was necessary due to credit deterioration as of March 31, 2024. The most significant risks to our business and results of operations are discussed in Part I, Item 1A (Risk Factors) of our Annual Report on Form 10-K for the year ended December 31, 2023, and Part II, Item 1A (Risk Factors) of this Quarterly Report on Form 10-Q.

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

“Pro Forma” information provided in this quarterly report on Form 10-Q represents our historical information combined with the historical information of Broadbean (as defined below) for the applicable period on a pro forma basis as if we had acquired Broadbean on January 1, 2022.

Pro Forma Software Revenue represents Software Products & Services revenue on a Pro Forma basis. Non-GAAP gross margin is defined as Non-GAAP gross profit divided by revenue. Non-GAAP net loss (pro forma) is the Company’s net loss excluding the items set forth below. Non-GAAP net income (loss) and non-GAAP net income (loss) per share is the Company’s net income (loss) and net income (loss) per share, adjusted to exclude provision for income taxes, depreciation expense, amortization expense, stock-based compensation expense, changes in fair value of contingent consideration, interest income, interest expense, foreign currency gains and losses, acquisition and due diligence costs, gain on sale of energy group, loss from business held for sale, variable consultant performance bonus expense, and severance and executive transition costs. The results for non-GAAP net income (loss), are presented below for the three months ended March 31, 2024 and 2023. The items excluded from these non-GAAP financial measures, as well as a breakdown of GAAP net loss, non-GAAP net income (loss) and these excluded items between our Core Operations and Corporate, are detailed in the reconciliation below. In addition, we have provided supplemental non-GAAP measures of gross profit, operating expenses, loss from operations, other (expense) income, net, and loss before income taxes, excluding the items excluded from non-GAAP net loss as noted above, and reconciling such non-GAAP measures to the most directly comparable GAAP measures.

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

Reconciliation of GAAP net loss to Non-GAAP net income (loss)

(in thousands)
	Three Months Ended March 31,
	2024			2023
	Core Operations(1)	Corporate(2)	Total	Core Operations(1)	Corporate(2)	Total
Net loss	$(10,992)	$(14,206)	(25,198)	$(12,570)	$(10,393)	$(22,963)
(Benefit from) provision for income taxes	(1,045)	—	(1,045)	(504)	233	(271)
Depreciation and amortization	7,409	93	7,502	5,754	153	5,907
Stock-based compensation expense	1,040	568	1,608	2,335	1,582	3,917
Change in fair value of contingent consideration	—	—	—	—	651	651
Acquisition compensation expense	—	317	317	—	—	—
Interest expense, net	—	3,991	3,991	9	796	805
Foreign currency impact	—	413	413	(1,146)	(15)	(1,161)
Acquisition and due diligence costs	140	801	941	—	805	805
Contribution of business held for sale (3)	3	—	3	917	—	917
Variable consultant performance bonus expense (4)	—	—	—	394	—	394
Severance and executive transition costs	2,267	1,583	3,850	1,027	417	1,444
Non-GAAP Net Income (Loss)	$(1,178)	$(6,440)	$(7,618)	$(3,784)	$(5,771)	$(9,555)

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

For the three months ended March 31, 2024, our total loss from operations decreased to $21.8 million compared to $23.6 million in the three months ended March 31, 2023. The following tables set forth the calculation of our non-GAAP gross profit and non-GAAP gross margin, followed by a reconciliation of non-GAAP to GAAP financial information presented in our condensed consolidated financial statements for three months ended March 31, 2024 and 2023.

(dollars in thousands)	Three Months Ended March 31,
	2024	2023
Revenue	$31,636	$30,263
Cost of revenue	7,046	6,809
Non-GAAP gross profit	24,590	23,454
Non-GAAP gross margin	77.7%	77.5%

	Three Months Ended March 31,
	2024	2023
Revenue	$31,636	$30,263
Cost of revenue	7,046	6,809
Non-GAAP gross profit	24,590	23,454

GAAP cost of revenue	7,046	6,809
Stock-based compensation expense	1	(20)
Non-GAAP cost of revenue	7,047	6,789

GAAP sales and marketing expenses	11,804	12,690
Depreciation	(24)	(6)
Stock-based compensation expense	(176)	(176)
Contribution of business held for sale (2)	—	(263)
Severance and executive transition costs	(503)	(313)
Non-GAAP sales and marketing expenses	11,101	11,932

GAAP research and development expenses	9,215	11,527
Depreciation	(790)	(227)
Stock-based compensation expense	(532)	(1,542)
Contribution of business held for sale (2)	—	(558)
Severance and executive transition costs	(1,192)	(529)
Non-GAAP research and development expenses	6,701	8,671

GAAP general and administrative expenses	19,420	17,397
Depreciation	(697)	(245)
Stock-based compensation expense	(901)	(2,179)
Change in fair value of contingent consideration	—	(651)
Acquisition compensation expense	(317)	—
Variable consultant performance bonus expense (3)	—	(394)
Contribution of business held for sale (2)	(3)	(96)
Acquisition and due diligence costs	(941)	(805)
Severance and executive transition costs	(2,155)	(602)
Non-GAAP general and administrative expenses	14,406	12,425

GAAP amortization	(5,991)	(5,429)

GAAP loss from operations	(21,840)	(23,589)
Total non-GAAP adjustments (1)	14,221	14,035
Non-GAAP loss from operations	(7,619)	(9,554)

GAAP other income (expense), net	(4,403)	355
Foreign currency impact	413	(1,161)
Interest expense, net	3,991	805
Non-GAAP other expense, net	1	(1)

GAAP loss before income taxes	(26,243)	(23,234)
Total non-GAAP adjustments (1)	18,625	13,679
Non-GAAP loss before income taxes	(7,618)	(9,555)

(Benefit from) provision for income taxes	(1,045)	(271)

GAAP net loss	(25,198)	(22,963)
Total non-GAAP adjustments (1)	17,580	13,408
Non-GAAP net loss	$(7,618)	$(9,555)

Shares used in computing non-GAAP basic and diluted net loss per share (in 000's)	37,353	36,588
Non-GAAP basic and diluted net loss per share	$(0.20)	$(0.26)

(1) Adjustments are comprised of the adjustments to GAAP cost of revenue, sales and marketing expenses, research and development expenses and general and administrative expenses and other (expense) income, net (where applicable) listed above.

(2) Contribution of business held for sale relates to the net loss for the periods presented for our energy group that we divested during Q2 2023.

(3) Variable consultant performance bonus expense represents the bonus payments paid to Mr. Chad Steelberg as a result of his achievement of the performance goals pursuant to his consulting agreement with us.

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

Software Products & Services Supplemental Financial Information

The following table sets forth the results for each of our Software Products & Services supplemental financial information.

	Quarter Ended
	Sept 30,	Dec 31,	Mar 31,	Jun 30,	Sept 30,	Dec 31,	Mar 31,
	2022 (1)	2022 (1)	2023 (1)	2023 (1)	2023	2023	2024
Pro Forma Software Revenue (in 000's) (2)	$28,603	$35,612	$22,423	$20,859	$20,361	$19,824	$15,220
Total Software Products & Services Customers (3)	3,787	3,824	3,773	3,705	3,536	3,459	3,384
Annual Recurring Revenue (SaaS) (in 000's) (4)	$43,925	$46,248	$45,453	$47,720	$47,756	$49,159	$48,602
Annual Recurring Revenue (Consumption) (in 000's) (5)	$85,091	$71,754	$67,242	$60,229	$41,543	$30,967	$23,510
Total New Bookings (in 000's) (6)	$23,793	$26,342	$22,794	$8,388	$15,501	$17,457	$12,964
Gross Revenue Retention (7)	>90%	>90%	>90%	>90%	>90%	>90%	>90%

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

The following table sets forth the reconciliation of revenue to pro forma revenue and the calculation of pro forma annual recurring revenue.

	Quarter Ended
	Sept 30,	Dec 31,	Mar 31,	Jun 30,	Sept 30,	Dec 31,	Mar 31,
	2022	2022	2023	2023	2023	2023	2024
Software Products & Services Revenue (in 000’s)	$20,812	$27,220	$14,127	$14,093	$20,361	$19,820	$15,220
Broadbean Revenue (in 000’s) (1)	7,639	8,230	8,156	8,374	8,739	8,662	8,517
Broadbean Revenue included in Software Products & Services Revenue (in 000’s)	—	—	—	(1,716)	(8,739)	(8,662)	(8,517)
Pro Forma Software Revenue (in 000’s)	$28,451	$35,450	$22,283	$20,751	$20,361	$19,820	$15,220
Managed Services Revenue (in 000’s)	16,384	16,670	16,136	13,874	14,772	14,377	16,416
Total Pro Forma Revenue (in 000’s)	$44,835	$52,120	$38,419	$34,625	$35,133	$34,197	$31,636

	Trailing Twelve Months Ended
	Sept 30,	Dec 31,	Mar 31,	Jun 30,	Sept 30,	Dec 31,	Mar 31,
	2022	2022	2023	2023	2023	2023	2024
Software Products & Services Revenue (in 000’s)	$97,581	$84,578	$80,538	$76,252	$75,801	$68,401	$69,494
Broadbean Revenue (in 000’s) (1)	30,136	29,047	30,999	32,399	33,499	33,931	34,292
Broadbean Revenue included in Software Products & Services Revenue (in 000’s)	—	—	—	(1,716)	(10,455)	(19,117)	(27,634)
Pro Forma Software Revenue (in 000’s)	$127,717	$113,625	$111,537	$106,935	$98,845	$83,215	$76,152
Managed Services Revenue (in 000’s)	63,406	65,150	65,046	63,064	61,452	59,159	59,439
Total Pro Forma Revenue (in 000’s)	$191,123	$178,775	$176,583	$169,999	$160,297	$142,374	$135,591

Pro Forma Total Number of Customers	3,787	3,824	3,773	3,705	3,536	3,460	3,384
Pro Forma Annual Recurring Revenue (in 000’s) (2)	$129,016	$118,002	$112,695	$107,949	$98,549	$82,127	$72,112

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

Managed Services Supplemental Financial Information

The following table sets forth the results for each of the key performance indicators for Managed Services.

	Quarter Ended
	Sept 30,	Dec 31,	Mar 31,	Jun 30,	Sept 30,	Dec 31,	Mar 31,
	2022	2022	2023	2023	2023	2023	2024
Avg billings per active Managed Services client (in 000's)(1)	$747	$823	$771	$576	$620	$647	$793
Revenue during quarter (in 000's)(2)	$10,035	$11,074	$9,337	$6,876	$8,827	$8,612	$9,333

(1) Avg billings per active Managed Services customer for each quarter reflects the average quarterly billings per active Managed Services customer over the twelve-month period through the end of such quarter for Managed Services customers that are active during such quarter.

(2) Managed Services revenue and metrics exclude content licensing and media services and Table Rock Management.

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

Results of Operations

The following tables set forth our results of operations for the three months ended March 31, 2024 and 2023, in dollars and as a percentage of our revenue for those periods. The period-to-period comparisons of our historical results are not necessarily indicative of the results that may be expected in the future.

(dollars in thousands)	Three Months Ended March 31,
	2024	2023
Revenue	$31,636	$30,263
Operating expenses:
Cost of revenue	7,046	6,809
Sales and marketing	11,804	12,690
Research and development	9,215	11,527
General and administrative	19,420	17,397
Amortization	5,991	5,429
Total operating expenses	53,476	53,852
Loss from operations	(21,840)	(23,589)
Other income (expense), net	(4,403)	355
Loss before provision for income taxes	(26,243)	(23,234)
(Benefit from) provision for income taxes	(1,045)	(271)
Net loss	$(25,198)	$(22,963)

	Three Months Ended March 31,
	2024	2023
Revenue	100.0%	100.0%
Operating expenses:
Cost of revenue	22.3	22.5
Sales and marketing	37.3	41.9
Research and development	29.1	38.1
General and administrative	61.4	57.5
Amortization	18.9	17.9
Total operating expenses	169.0	177.9
Loss from operations	(69.0)	(77.9)
Other income (expense), net	(13.9)	1.2
Loss before provision for income taxes	(82.9)	(76.8)
(Benefit from) provision for income taxes	(3.3)	(0.9)
Net loss	(79.6)	(75.9)

Three Months Ended March 31, 2024 Compared with Three Months Ended March 31, 2023

Revenue

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
	Commercial	Public		Commercial	Public
	Enterprise	Sector	Total	Enterprise	Sector	Total
Software Products & Services	$13,703	$1,517	$15,220	$12,732	$1,395	$14,127
Managed Services	16,416	—	16,416	16,136	—	16,136
Revenue	$30,119	$1,517	$31,636	$28,868	$1,395	$30,263

Commercial Enterprise

Commercial Enterprise Software Products & Services revenue increased $1.0 million, or 7.6%, in the three months ended March 31, 2024 compared to the corresponding prior year period, primarily due to the addition of Broadbean in the second quarter of 2023, partially offset by decreased revenue from consumption-based customers, including Amazon. Commercial Enterprise Managed Services increased $0.3 million, or 1.7%, in the three months ended March 31, 2024 compared to the corresponding prior year period, primarily due to increases in advertising revenue driven by the current advertising economic environment.

Public Sector

Public Sector Software Products & Services revenue increased $0.1 million or 8.7% in the three months ended March 31, 2024 compared to the corresponding prior year period, primarily due to organic growth in software revenues from public safety and federal customers, offset slightly by the divestiture of our energy group in the second quarter of 2023. In some cases, Public Sector Software Products & Services revenue from customers in certain markets, particularly our government customers, can involve project-based and be impacted by the timing of such projects. As such, we expect that our revenue from these markets could fluctuate significantly from period to period.

Operating Expenses

(dollars in thousands)	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Cost of revenue	$7,046	$6,809	$237	3.5%
Sales and marketing	11,804	12,690	(886)	(7.0)%
Research and development	9,215	11,527	(2,312)	(20.1)%
General and administrative	19,420	17,397	2,023	11.6%
Amortization	5,991	5,429	562	10.4%
Total operating expenses	$53,476	$53,852	$(376)	(0.7)%

Cost of Revenue. Cost of revenue increased by $0.2 million in the three months ended March 31, 2024 compared to the corresponding prior year period, primarily due to the increase in revenue. As a percentage of revenue, cost of revenue remained flat at approximately 22%

Sales and Marketing. Sales and marketing expenses decreased by $0.9 million in the three months ended March 31, 2024 compared to the corresponding prior year period, primarily due to cost reduction initiatives announced in the first quarter of 2023 and reduced advertising spend, partially offset by increased sales and marketing expense as a result of the acquisition of Broadbean in June 2023. As a percentage of revenue, sales and marketing expenses decreased to 37% from 42% during the three months ended March 31, 2024 and 2023, respectively.

Research and Development. Research and development expenses decreased by $2.3 million, or 20.1%, in the three months ended March 31, 2024 compared with the corresponding prior year period, principally due to a $3.2 million decrease in personnel-related costs due to various cost reduction initiatives executed over the trailing twelve months, partially offset by $0.2 million in one-time severance and transition expenses, a $0.5 million increase in research and development costs from the acquisition of Broadbean in June 2023, and a $0.3 million increase in capitalized costs for internal use software. As a percentage of revenue, research and development expenses decreased to 29% from 38% during the three months ended March 31, 2024 and 2023, respectively.

General and Administrative. General and administrative expenses increased by $2.0 million, or 11.6% in the three months ended March 31, 2024 compared with the corresponding prior year period, principally due to the addition of $3.0 million in costs resulting from the June 2023 Broadbean acquisition, partially offset by expense reductions in stock based compensation and personnel related costs. As a percentage of revenue, general and administrative expenses increased to 61% from 57% in the three months ended March 31, 2024 and 2023, respectively.

Amortization Expense. Amortization expense increased in the three months ended March 31, 2024 compared with the corresponding prior year period due to the addition of amortization expense related to our June 2023 acquisition of Broadbean.

Other Income (Expense), Net

Other income (expense), net for the three months ended March 31, 2024 of ($4.4) million increased $4.8 million from $0.4 million during the three months ended March 31, 2023. The $4.8 million increase was largely due to a $3.2 million increase in net interest expense driven from the December 2023 Term Loan, which included $1.3 million of non-cash amortization expense associated with the initial discount and issuance costs of the debt. The remaining $1.4 million increase was largely driven by changes in foreign exchange.

Non-GAAP Gross Profit

For the three months ended March 31, 2024, our total loss from operations decreased to $21.9 million compared to $23.6 million in the corresponding prior year period. As noted above, our non-GAAP gross profit is calculated as our revenue less our cost of revenue, as follows:

(dollars in thousands)	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Revenue	$31,636	$30,263	$1,373	4.5%
Cost of revenue	7,046	6,809	237	3.5%
Non-GAAP gross profit	24,590	23,454	1,136	4.8%
Non-GAAP gross margin	77.7%	77.5%

The increase in non-GAAP gross profit and non-GAAP gross margin in the three months ended March 31, 2024 compared with the corresponding prior year period was primarily due to an increase in revenue compared to the corresponding prior year period.

Liquidity and Capital Resources

We have historically financed our business through the sale of equity and debt securities. Our principal sources of liquidity are our cash and cash equivalents, which totaled $90.7 million as of March 31, 2024, compared with total cash and cash equivalents of $79.4 million as of December 31, 2023. The increase in our cash and cash equivalents as of March 31, 2024 as compared with December 31, 2023 was primarily due to cash provided by operating activities of $15.9 million during the three months ended March 31, 2024.

In December 2023, we and certain of our subsidiaries, as guarantors, entered into the Credit Agreement with certain lenders and Wilmington Savings Fund Society, FSB, as administrative agent and collateral agent. The Credit Agreement provides for a $77.5 million senior secured Term Loan, which was fully drawn by us on closing of the Term Loan. Based on our liquidity position as of March 31, 2024 and our current forecast of operating results and cash flows, absent any other action, management determined that we will need additional liquidity to continue our operations for the foreseeable future, including over the next twelve months. In the near term and to meet our obligations as they come due, we expect to capture cost synergies from our past acquisitions coupled with expected cost savings from additional planned cost reduction measures through optimization of the Company's operational structure. We expect these cost synergies and cost reduction measures to enable us to continue our operations for the foreseeable future, including over the next twelve months.

Cash Flows

A summary of cash flows from our operating, investing and financing activities is shown in the table below.

(in thousands)	Three Months Ended March 31,
	2024	2023
Cash provided by (used in) operating activities	$15,931	$(33,785)
Cash used in investing activities	(1,901)	(2,947)
Cash used in financing activities	(2,674)	(7,981)
Net increase (decrease) in cash, cash equivalents and restricted cash	$11,356	$(44,713)

Operating Activities

Our operating activities generated cash of $15.9 million in the three months ended March 31, 2024, due primarily to the net working capital impact of $31.1 million, primarily due to net cash inflow from changes in accounts receivable of $23.3 million, client advances of $12.8 million, and accounts payable of $3.8 million, partially offset by net cash outflows due to the timing of accrued media payments of $9.0 million and prepaid expenses and other current assets of $1.3 million. Cash generated by operating activities in the three months ended March 31, 2024 was partially offset by our net loss of $25.2 million, adjusted by $9.8 million in non-cash expenses, including $7.5 million in depreciation and amortization, $1.6 million in stock-based compensation expense and $1.3 million of amortized debt issuance costs.

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

Investing Activities

Our investing activities for the three months ended March 31, 2024 used cash of $1.9 million driven by capital expenditures.

Our investing activities for the three months ended March 31, 2023 used cash of $2.9 million primarily for $1.5 million in deferred consideration paid for our acquisition in March 2022 of an influencer-based management company, pursuant to a securities purchase agreement, and $1.4 million in capital expenditures.

Financing Activities

Our financing activities for the three months ended March 31, 2024 used cash of $2.7 million, driven primarily by $1.8 million in deferred consideration paid related to the 2022 acquisitions and $1.0 million for the payment of contingent consideration.

Our financing activities for the three months ended March 31, 2023 used cash of $8.0 million, consisting of $7.8 million to pay the 2022 earnout for PandoLogic and $0.9 million to pay taxes related to the net share settlement of equity awards, partially offset by $0.6 million in proceeds received from the exercise of stock options and purchases of shares under our ESPP.

Contractual Obligations and Known Future Cash Requirements

As of March 31, 2024, our debt obligations are comprised of our Term Loan and 2026 Convertible Notes. As of March 31, 2024, we have $77.5 million principal amount outstanding under our Term Loan that matures in December 2027 and $91.2 million aggregate principal amount outstanding of our 2026 Convertible Senior Notes that mature in November 2026.

As of March 31, 2024, we have future cash requirements to pay $1.0 million in purchase consideration commitments related to the VocaliD acquisition that will be paid in 2024. We have no other present agreements or commitments with respect to any material acquisitions of businesses or technologies or any other material capital expenditures.

As of March 31, 2024, we have recorded $2.0 million of gross liability for uncertain tax positions, including interest and penalties. Based upon the information available and possible outcomes, we cannot reasonably estimate the amount and period in which the liability might be paid.

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

Our critical accounting estimates reflecting management’s estimates and judgments are described in our Annual Report on Form 10-K for the year ended December 31, 2023. We have reviewed recently adopted accounting pronouncements and determined that the adoption of such pronouncements is not expected to have a material impact, if any, on our condensed consolidated financial statements. Accordingly, there have been no material changes to critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by Item 305 of Regulation S-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2024. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to enable timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms promulgated by the SEC. Our management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and there is no assurance that our disclosure controls and procedures will operate effectively under all circumstances. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2024, our disclosure controls and procedures were not effective at the reasonable assurance level due to the following material weaknesses in internal control over financial reporting.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

During the preparation of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, management identified material weaknesses in internal control over financial reporting relating to:

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

Remediation of Material Weaknesses in Internal Control Over Financial Reporting

In order to remediate the material weaknesses, management is taking remediation actions including: (i) engaging an outside firm to assist with the remediation actions in March 2024; (ii) developing a more robust plan and risk assessment around the proper design, testing and assessment of internal controls over financial reporting in April 2024; (iii) developing a training program addressing ITGCs and policies, including educating control owners concerning the principles and requirements of each control, with a focus on those related to user access and change management over IT systems impacting financial reporting; (iv) developing and maintaining documentation of underlying ITGCs to promote knowledge transfer upon personnel and function changes; (v) implementing an IT management review and testing plan to monitor ITGCs with a specific focus on systems supporting our financial reporting processes and (vi) hiring and training staff on proper accounting for foreign exchange translation and transactions when consolidating foreign subsidiaries. Management has also hired additional staff to oversee the implementation and testing of these remediation actions. To further remediate the existing material weakness identified herein, the management team, including the Chief Executive Officer and Chief Financial Officer, have reaffirmed and re-emphasized the importance of internal controls, control consciousness and a strong control environment. We are committed to maintaining a strong control environment and believe that these remediation efforts represent continued improvement in our control environment. We also expect to continue to review, optimize and enhance our financial reporting controls and procedures. A material weakness will not be considered remediated until the applicable remediated control operates for a sufficient period of time and management has concluded, through testing, that this enhanced control is operating effectively.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2023 contains a discussion of the material risks associated with our business. Other than as set forth below, there have been no material changes to the risks described in such Annual Report on Form 10-K.

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

These and other threats, attacks, disruptions, or accidents could result in the unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure, access or misappropriation of our proprietary or confidential information, including of our customers and their employees or third parties, and/or damage to our or our third party service providers’ platform, network, or computer systems. For instance, we were recently made aware of an article posted by a security researcher which identified a temporary vulnerability related to two Azure environments related to a limited number of government customers. This vulnerability was not present in our commercial environment, which operates on a different system. The vulnerability was remediated in March 2024, but we have notified our potentially affected customers and are currently investigating the matter.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2024, we issued 206,957 shares of Common Stock to certain Warrant Holders upon the exercise of 349,657 warrants held by them. Each warrant was cashless exercised at a strike price of $2.5760. The shares of Common Stock issued upon exercise of these warrants were issued in reliance on an exemption from registration provided by Section 3(a)(9) of the Securities Act. Each of the Warrant Holders represented that they were acquiring the warrants and, upon any exercise thereof, will acquire shares of Common Stock issuable upon such exercise, for its own account and not with a view to distribution or resale in violation of the Securities Act or any applicable state securities law.

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

10.1*†

Amended and Restated Independent Contractor Services Agreement, dated January 23, 2024, between Veritone, Inc. and Steel Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 23, 2024).

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1+	Certifications pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, has been formatted in Inline XBRL.

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

Veritone, Inc.

May 10, 2024	By:	/s/ Michael L. Zemetra
Michael L. Zemetra
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)