Form 10-Q
period 2024-06-30
Veritone, Inc.
filed 2024-08-14
CIK 1615165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 13, 2024, 38,078,941 shares of the registrant’s common stock were outstanding.

VERITONE, INC.

QUARTERLY REPORT ON FORM 10-Q

June 30, 2024

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we intend that such forward-looking statements be subject to the safe harbors created thereby. All statements made in this Quarterly Report on Form 10-Q that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “continue,” “can,” “may,” “plans,” “potential,” “projects,” “seeks,” “should,” “will,” “would” or similar expressions and the negatives of those expressions may identify forward-looking statements, although not all forward-looking statements contain these identifying words. Such forward-looking statements include, but are not limited to, any statements that refer to projections of our future financial condition and results of operations, capital needs and financing plans, competitive position, industry environment, potential growth and market opportunities, acquisition, sale or divestiture plans and strategies, compensation plans, governance structure and policies and/or the price of our common stock.

The forward-looking statements included herein represent our management’s current expectations and assumptions based on information available as of the date of this report. These statements involve numerous known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that may cause or contribute to such differences include, but are not limited to:

▪
our ability to continue as a going concern, including our ability to service our debt obligations as they come due over the next twelve months;
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
▪
our ability to consummate or realize the intended benefits of our acquisitions, sales, divestitures and other planned cost savings measures, including our ability to successfully integrate our recent acquisition of Broadbean (as defined in Note 3);
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
▪
high interest rates, inflationary pressures and the threat of a recession in the United States and around the world on our business operations and those of our existing and potential customers; and
▪
any additional factors discussed in more detail in “Item 1. Business” and “Item 1A. Risk Factors” of Part I and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II of our Annual Report on Form 10-K for the year ended December 31, 2023 and our other filings with the Securities and Exchange Commission (“SEC”), including this Quarterly Report on Form 10-Q and our future SEC filings.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VERITONE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share and share data)

(Unaudited)

	As of
	June 30, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$46,024	$79,439
Accounts receivable, net	53,927	69,266
Expenditures billable to clients	28,949	19,608
Prepaid expenses and other current assets	13,010	14,457
Total current assets	141,910	182,770
Property, equipment and improvements, net	9,788	8,656
Intangible assets, net	71,447	83,423
Goodwill	79,828	80,247
Long-term restricted cash	933	867
Other assets	17,896	19,851
Total assets	$321,802	$375,814
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable	$33,366	$32,756
Accrued media payments	69,300	93,896
Client advances	33,341	15,452
Deferred revenue	13,466	12,813
Term Loan, current portion	7,750	5,813
Accrued purchase consideration, current	919	1,000
Other accrued liabilities	23,516	27,095
Total current liabilities	181,658	188,825
Convertible Notes, non-current	89,846	89,572
Term Loan, non-current	43,890	45,012
Accrued purchase consideration, non-current	600	633
Other non-current liabilities	11,502	13,625
Total liabilities	327,496	337,667
Commitments and contingencies (Note 9)
Stockholders' equity
Common stock, par value $0.001 per share; 75,000,000 shares authorized; 37,964,361 and 37,186,348 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	39	38
Additional paid-in capital	471,603	468,015
Accumulated deficit	(477,325)	(429,896)
Accumulated other comprehensive income (loss)	(11)	(10)
Total stockholders' equity (deficit)	(5,694)	38,147
Total liabilities and stockholders' equity (deficit)	$321,802	$375,814

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(in thousands, except per share and share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$30,992	$27,967	$62,628	$58,230
Operating expenses:
Cost of revenue	6,580	7,765	13,626	14,574
Sales and marketing	12,674	13,124	24,478	25,814
Research and development	6,645	10,519	15,860	22,046
General and administrative	16,765	19,025	36,185	36,422
Amortization	5,990	5,714	11,981	11,143
Total operating expenses	48,654	56,147	102,130	109,999
Loss from operations	(17,662)	(28,180)	(39,502)	(51,769)
Other income (expense), net	(4,612)	3,510	(9,015)	3,865
Loss before provision for income taxes	(22,274)	(24,670)	(48,517)	(47,904)
(Benefit from) provision for income taxes	(43)	(1,374)	(1,088)	(1,645)
Net loss	$(22,231)	$(23,296)	$(47,429)	$(46,259)
Net loss per share:
Basic and diluted	$(0.59)	$(0.63)	$(1.26)	$(1.26)
Weighted average shares outstanding:
Basic and diluted	37,814,019	36,848,602	37,583,623	36,718,994
Comprehensive loss:
Net loss	$(22,231)	$(23,296)	$(47,429)	$(46,259)
Foreign currency translation (loss) gain, net of income taxes	(220)	(997)	(1)	(1,763)
Total comprehensive loss	$(22,451)	$(24,293)	$(47,430)	$(48,022)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(Unaudited)

	Three Months Ended June 30, 2024
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance as of March 31, 2024	37,629,461	$38	$469,712	$(455,094)	$209	$14,865
Common stock issued under employee stock plans	317,468	1	16	—	—	17
Common stock withheld for employee taxes and other	(73,721)	—	(358)	—	—	(358)
Common stock issued in connection with warrant exercises	91,153	—	—	—	—	—
Stock-based compensation expense	—	—	2,233	—	—	2,233
Net loss	—	—	—	(22,231)	—	(22,231)
Other comprehensive gain (loss)	—	—	—	—	(220)	(220)
Balance as of June 30, 2024	37,964,361	$39	$471,603	$(477,325)	$(11)	$(5,694)

	Six Months Ended June 30, 2024
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance as of December 31, 2023	37,186,348	$38	$468,015	$(429,896)	$(10)	$38,147
Common stock issued under employee stock plans	614,928	1	234	—	—	235
Common stock withheld for employee taxes and other	(135,025)	—	(605)	—	—	(605)
Common stock issued in connection with warrant exercises	298,110	—	—	—	—	—
Stock-based compensation expense	—	—	3,959	—	—	3,959
Net loss	—	—	—	(47,429)	—	(47,429)
Other comprehensive gain (loss)	—	—	—	—	(1)	(1)
Balance as of June 30, 2024	37,964,361	$39	$471,603	$(477,325)	$(11)	$(5,694)

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Three Months Ended June 30, 2023
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance as of March 31, 2023	36,792,812	37	455,759	(394,234)	(842)	60,720
Common stock issued under employee stock plans	126,857	—	—	—	—	—
Common stock withheld for employee taxes	(29,807)	—	(151)	—	—	(151)
Common stock issued as part of contingent consideration	—	—	—	—	—	—
Stock-based compensation expense	—	—	2,777	—	—	2,777
Net loss	—	—	—	(23,296)	—	(23,296)
Other comprehensive gain (loss)	—	—	—	—	(997)	(997)
Balance as of June 30, 2023	36,889,862	$37	$458,385	$(417,530)	$(1,839)	$39,053

	Six Months Ended June 30, 2023
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	(Loss) Income	Total
Balance as of December 31, 2022	36,321,222	$36	$451,162	$(371,271)	$(76)	$79,851
Common stock issued under employee stock plans	593,763	1	642	—	—	643
Common stock withheld for employee taxes	(160,923)	—	(1,003)	—	—	(1,003)
Common stock issued as part of contingent consideration	135,800	—	756	—	—	756
Stock-based compensation expense	—	—	6,828	—	—	6,828
Net loss	—	—	—	(46,259)	—	(46,259)
Other comprehensive gain (loss)	—	—	—	—	(1,763)	(1,763)
Balance as of June 30, 2023	36,889,862	$37	$458,385	$(417,530)	$(1,839)	$39,053

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(47,429)	$(46,259)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	14,460	12,296
Provision for credit losses	548	(15)
Stock-based compensation expense	3,747	6,614
Gain on sale of energy group	—	(2,572)
Change in fair value of contingent consideration	—	651
Change in deferred taxes	(2,464)	(1,828)
Amortization of debt issuance costs and debt discounts	3,027	432
Amortization of right-of-use assets	237	649
Imputed non-cash interest income	(194)	(65)
Changes in assets and liabilities:
Accounts receivable	14,792	16,308
Expenditures billable to clients	(9,341)	70
Prepaid expenses and other assets	1,641	(3,501)
Other assets	187	(1,613)
Accounts payable	609	(7,286)
Deferred revenue	653	8
Accrued media payments	(24,596)	(34,592)
Client advances	17,889	(2,264)
Other accrued liabilities	(1,898)	6,652
Other liabilities	341	(2,218)
Net cash used in operating activities	(27,791)	(58,533)
Cash flows from investing activities:
Proceeds from divestiture	1,800	504
Capital expenditures	(3,399)	(2,697)
Acquisitions, net of cash acquired	—	(50,195)
Settlement of deferred consideration for acquisitions	—	(2,690)
Net cash used in investing activities	(1,599)	(55,078)
Cash flows from financing activities:
Payment of debt principal	(1,938)	—
Payment of purchase consideration	—	(7,772)
Taxes paid related to net share settlement of equity awards	(456)	(1,003)
Proceeds from issuances of stock under employee stock plans, net	235	643
Settlement of deferred consideration for acquisitions	(1,800)	—
Net cash used in financing activities	(3,959)	(8,132)
Net decrease in cash and cash equivalents and restricted cash	(33,349)	(121,743)
Cash and cash equivalents and restricted cash, beginning of period	80,306	185,282
Cash and cash equivalents and restricted cash, end of period	$46,957	$63,539
Supplemental Disclosure of Cash Flow Information
Non-cash investing and financing activities:
Fair value of shares issued for acquisition of businesses and earn-out consideration	—	756
Stock-based compensation capitalized for software development	212	214
Lease liabilities arising from right-of-use assets	—	1,436
Shares received for sale of energy group	—	2,021

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITONE, INC.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except share and per share data and percentages)

(Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS

Veritone, Inc., a Delaware corporation (“Veritone,” and together with its subsidiaries, collectively, the “Company”), is a provider of artificial intelligence (“AI”) computing solutions. The Company’s proprietary AI operating system, aiWARETM, uses machine learning algorithms, or AI models, together with a suite of powerful applications, to reveal valuable insights from vast amounts of structured and unstructured data. The aiWARE platform offers capabilities that mimic human cognitive functions such as perception, prediction and problem solving, enabling users to quickly, efficiently and cost effectively transform unstructured data into structured data, and analyze and optimize data to drive business processes and insights. aiWARE is based on an open architecture that enables new AI models, applications and workflows to be added quickly and efficiently, resulting in a scalable and evolving solution that can be leveraged by organizations across a broad range of business sectors, serving commercial enterprises as well as public sector industries.

In addition, the Company operates a full-service advertising agency to provide differentiated Managed Services to its customers. The Company’s advertising services include media planning and strategy, advertisement buying and placement, campaign messaging, clearance verification and attribution, and custom analytics, specializing in host-endorsed and influencer advertising across primarily radio, podcasting, streaming audio, social media and other digital media channels. The Company’s advertising services also include its VeriAds Network, which is comprised of programs that enable broadcasters, podcasters and social media influencers to generate incremental advertising revenue. The Company also offers cloud-native digital content management solutions and licensing services, primarily to customers in the media and entertainment market. These offerings leverage the Company’s aiWARE technologies, providing customers with unique capabilities to enrich and drive expanded revenue opportunities from their content.

On June 13, 2023, the Company acquired Broadbean (as defined in Note 3), a global leader of talent acquisition software-as-a-service technology. For further details on this acquisition, refer to Note 3.

NOTE 2. PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial statements and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. Such unaudited condensed consolidated financial statements and accompanying notes are based on the representations of the Company’s management, who is responsible for their integrity and objectivity. The information included in this Form 10-Q should be read in conjunction with the information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 1, 2024. Interim results for the three and six months ended June 30, 2024 are not necessarily indicative of the results the Company will have for the full year ending December 31, 2024.

The accompanying condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments that are normal, recurring and necessary to fairly state the Company’s financial position, results of operations and cash flows. All significant intercompany transactions have been eliminated in consolidation. The financial data and the other information disclosed in these notes to the condensed consolidated financial statements reflected in the three and six month periods presented are unaudited. The December 31, 2023 balance sheet included herein was derived from the audited financial statements but does not include all disclosures or notes required by GAAP for complete financial statements.

Liquidity, Capital Resources and Going Concern

These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles assuming the Company will continue as a going concern over the next twelve months through August 2025. During the year ended December 31, 2023 and six months ended June 30, 2024, the Company used cash in operations of $76,421 and $27,791, respectively, and incurred net losses of $58,625 and $47,429, respectively. As of June 30, 2024, the Company had an accumulated deficit of $477,325 and negative working capital of $39,748.

Based on the Company’s liquidity position at June 30, 2024 and the Company’s current forecast of operating results and cash flows, absent any other action, management determined that there is substantial doubt about the Company’s ability to continue as a going concern over the twelve months following the filing of this Quarterly Report on Form 10-Q, principally driven by the Company’s current debt service obligations, historical negative cash flows and recurring losses. The Company will require additional liquidity to continue its operations over the next twelve months.

In the near term, and to meet its obligations as they come due, the Company is evaluating strategies to obtain funding for future operations. These strategies may include, but are not limited to, obtaining equity financing, debt and/or further restructuring of operations to grow revenues and decrease operating expenses, which include capturing past cost reductions and potential future cost synergies from the Company’s past acquisitions.

In addition, management recently commenced a formal process to divest a material non-software asset (the “Asset”), which transaction management intends to close within the twelve months following the filing of this Quarterly Report on Form 10-Q. If consummated, the sale of the Asset is expected to generate substantial cash proceeds to be used to repay a portion of the Term Loan and fund future operations. There is no assurance that such transaction will close in the subsequent twelve-month period, or at all, and as a result, these cash flows have been excluded from management’s plans to remediate the doubt of going concern.

The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company may not be able to access additional equity under acceptable terms, and may not be successful in future operational restructurings or at growing its revenue base. If the Company becomes unable to continue as a going concern, it may have to dispose of other or additional assets and might realize significantly less value than the values at which they are carried on its condensed consolidated financial statements. These actions may cause the Company’s stockholders to lose all or part of their investment in the Company’s common stock. The condensed consolidated financial statements do not include any adjustments that might result from the Company being unable to continue as a going concern. If the Company cannot continue as a going concern, adjustments to the carrying values and classification of its assets and liabilities and the reported amounts of income and expenses could be required and could be material.

Use of Accounting Estimates

The preparation of the accompanying condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the accompanying condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The principal estimates relate to the accounting recognition and presentation of revenue, allowance for credit losses, purchase accounting, impairment of goodwill and long-lived assets, the valuation of senior secured debt, the valuation of non-cash consideration received in barter transactions and the evaluation of its realizability, the valuation of stock awards and stock warrants and income taxes, where applicable.

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

Significant Customers

During and as of the three and six months ended June 30, 2024, in each case, no individual customer accounted for more than 10% of the Company’s revenue and one individual customer accounted for 10% or more of accounts receivable. During and as of the three and six months ended June 30, 2023, in each case, one individual customer accounted for 10% or more of the Company’s revenue and one individual customer accounted for 10% or more of the Company’s accounts receivable. No individual customer accounted for 10% or more of the Company’s accounts receivable as of December 31, 2023.

Contract Balances

Contract liabilities are recorded as deferred revenue when customer payments are received in advance of the Company meeting all the revenue recognition criteria. The Company recognized $12,398 of revenue during the six months ended June 30, 2024 that was included in the deferred revenue balance as of December 31, 2023.

Remaining Performance Obligations

As of June 30, 2024, the aggregate amount of the transaction prices under the Company’s contracts allocated to the Company’s remaining performance obligations was $31,897, approximately 53% of which the Company expects to recognize as revenue over the next twelve months, and the remainder thereafter to be recognized over the next four years. This aggregate amount excludes amounts allocated to remaining performance obligations under contracts that have an original duration of one year or less and variable consideration that is allocated to remaining performance obligations. Excluded based on this policy are balances related to Veritone Hire solutions representing gross purchase orders to be satisfied in less than one year. Revenues will be recognized net of costs to fulfill these orders.

Segment Information

The Company operates as one reportable segment. The Company reports segment information based on the internal reporting used by the chief operating decision maker for making decisions and assessing performance as the source of the Company’s reportable segment.

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

NOTE 3. BUSINESS COMBINATIONS AND DIVESTITURE

Broadbean Acquisition

On June 13, 2023, the Company acquired Broadbean (as defined below), a global leader of talent acquisition software-as-a-service technology, pursuant to a securities and asset purchase agreement whereby the Company acquired (i) 100% of the issued and outstanding share capital of (a) Broadbean Technology Pty Ltd, (b) Broadbean Technology Limited, (c) Broadbean, Inc., and (d) CareerBuilder France S.A.R.L., and (ii) certain assets and liabilities related thereto (the foregoing clauses (i) and (ii) together, “Broadbean”). The acquisition is intended to strengthen Veritone’s AI-driven human resources product suite, building on the Company’s previous acquisition of PandoLogic.

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

The allocation of the Broadbean Acquisition Consideration to tangible and intangible assets acquired and liabilities assumed is based on estimated fair values and is as follows:

Allocation of Broadbean Acquisition Consideration**	Amount
Cash and cash equivalents	$3,033
Accounts receivable, net	7,817
Prepaid expenses and other current assets	1,007
Property, equipment and improvements, net	343
Intangible assets	27,500
Other assets	3,486
Total assets acquired	43,186
Accounts payable	1,107
Deferred revenue	10,029
Other accrued liabilities	5,054
Other non-current liabilities	6,618
Total liabilities assumed	22,808
Identifiable net assets acquired	20,378
Goodwill	32,923
Total purchase consideration	$53,301

**The excess of the total consideration over the tangible assets, identifiable intangible assets, and assumed liabilities is recorded as goodwill. Goodwill is primarily attributable to opportunities to cross-sell into our Commercial Enterprise customer base and to the assembled workforce. Tax deductible goodwill generated from the acquisition is $3,728.

As of June 30, 2024, the allocation of the purchase price has been finalized.

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

The valuation of the intangible assets acquired, along with their estimated useful lives, is as follows:

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

Unaudited Pro Forma Results

The unaudited pro forma financial information in the table below summarizes the combined results of operations for the Company and Broadbean as if the companies were combined for the three and six months ended June 30, 2024 and 2023. The unaudited pro forma financial information for all periods presented included the business combination accounting effects resulting from this acquisition, including adjustments to reflect recognition of intangible asset amortization. The unaudited pro forma financial information as presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of January 1, 2023 or the results that may occur in the future.

The unaudited pro forma financial information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net revenue	$30,992	$34,735	$62,628	$73,293
Loss before provision for income taxes	(22,274)	(26,801)	(48,517)	(48,824)
Net loss	(22,231)	(22,314)	(47,429)	(44,102)

Energy Group Divestiture

On June 30, 2023, the Company completed the sale of its energy group (the “Energy Divestiture”) to GridBeyond Limited, an Ireland-based privately held company (“GridBeyond”) that delivers AI-powered energy solutions, pursuant to an asset purchase agreement. The Company received 4,160,644 shares of Series B Preference Shares in GridBeyond valued at approximately $2,021 as of June 30, 2023, as well as $549 to be paid in cash. The Energy Divestiture resulted in a pre-tax gain of $2,572 in the second quarter of 2023. The Energy Divestiture did not meet the criteria of discontinued operations because the disposal does not have a major effect on the Company’s operations and financial results. In April 2024, the Company sold its interest in GridBeyond for $1,800 in cash, resulting in a loss on sale of $172 and a foreign exchange loss of $49, recorded in other income (expense), net.

NOTE 4. DEBT

Senior Secured Term Loan

On December 13, 2023 (the “Closing Date”), the Company and certain of its subsidiaries, as guarantors, entered into a Credit and Guaranty Agreement (the “Credit Agreement”) with certain funds managed by Highbridge Capital Management, LLC and with certain other lenders (collectively, the “Lenders”) and Wilmington Savings Fund Society, FSB, as administrative agent and collateral agent. The Credit Agreement provides for a $77,500 senior secured term loan (the “Term Loan”), which was fully drawn by the Company on the Closing Date. On the Closing Date, the Company used $37,500 of the Term Loan proceeds to repurchase $50,000 principal amount of its Convertible Notes (as defined below). As a result of the collective transactions at the Closing Date, the Company recorded the Term Loan at fair value and recognized a one-time gain of $30,000 on the extinguishment of convertible debt. The initial discount on the Term Loan of $23,807 along with the capitalized issuance costs of $3,120 each will be amortized to interest expense over the term of the loan using the effective interest method. During the three and six months ended June 30, 2024, $1,420 and $2,752, respectively, was recognized as the amortization of initial discounts and issuance costs.

The Company is the borrower under the Credit Agreement and all indebtedness outstanding under the Credit Agreement is guaranteed by each of the Company’s direct and indirect material subsidiaries (the Company and the guarantors, collectively, the “Credit Parties”). Pursuant to a Pledge and Security Agreement, dated December 13, 2023 (the “Pledge and Security Agreement”), the Term Loan is secured by a first-priority security interest in and lien on substantially all tangible and intangible property of the Credit Parties and a pledge of equity interests held by the Credit Parties. The Credit Agreement has certain customary default provisions, representations and warranties and affirmative and negative covenants, including a covenant to maintain unrestricted cash and cash equivalents of at least $15,000 at all times. The Company was in compliance with the financial covenants at June 30, 2024.

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

The Credit Agreement requires mandatory prepayments from the net cash proceeds received by the Credit Parties for among other things (i) certain asset sales, but only to the extent net cash proceeds therefrom exceed $10,000 in the aggregate, and (ii) insurance recoveries on loss of property that are not otherwise reinvested in other assets of the Credit Parties at a 10% prepayment premium. The Credit Agreement also requires prepayment of the Term Loan in full if $30,000 or more of aggregate principal amount of the Convertible Notes are outstanding on August 14, 2026. The Company may elect to prepay the Term Loan, in whole or in part, in cash, subject to a make-whole premium during the first year of the Term Loan, a 14.0% prepayment premium during the second year of the Term Loan, and a 7.0% premium during the third year of the Term Loan. The Term Loan is not repayable with the Company’s common stock, $0.001 per share (the “Common Stock”) as was initially set forth in the Commitment Letter.

On the Closing Date, the Company issued warrants (the “Warrants”) to the Lenders (in such capacity, the “Warrant Holders”) to purchase up to 3,008,540 shares of the Company’s Common Stock at an exercise price of $2.576 per share with a termination date of December 12, 2028. Refer to Note 6 for further details about the Warrants.

For the three and six months ended June 30, 2024, interest expense related to the Term Loan, including amortization of initial discounts and issuance costs, was $4,136 and $8,193, respectively. The effective annual interest rate was approximately 31.3%.

The scheduled principal payments on the Term Loan as of June 30, 2024 are as follows:

Remainder of 2024	$3,875
2025	7,750
2026	7,750
2027	56,188
Total	75,563

Convertible Notes

In November 2021, the Company issued, at par value, $201,250 aggregate principal amount of 1.75% convertible senior notes due 2026 (the “Convertible Notes”). The issuance included the full exercise of an option granted by the Company to the initial purchasers of the Convertible Notes to purchase an additional $26,250 aggregate principal amount of Convertible Notes. The Convertible Notes were issued pursuant to and are subject to the terms and conditions of an indenture, which is referred to as the Indenture, between the Company and U.S. Bank National Association, as trustee. The Convertible Notes were offered and sold in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. In December 2022, the Company repurchased $60,000 aggregate principal amount of the Convertible Notes at approximately 65% of par (the “2022 Repurchase Transaction”). In December 2023, the Company repurchased $50,000 aggregate principal amount of the Convertible Notes at approximately 75% of par (the “2023 Repurchase Transaction”). The Company has $91,250 in aggregate principal amount of the Convertible Notes outstanding as of June 30, 2024.

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

For the three and six months ended June 30, 2024, interest expense related to the Convertible Notes, including amortization of issuance costs, was $542 and $1,084, respectively. For the three and six months ended June 30, 2023, interest expense related to the Convertible Notes, including amortization of issuance costs, was $834 and $1,667, respectively. The effective annual interest rate for the three and six months ended June 30, 2024 and 2023 was approximately 2.42%. As of June 30, 2024, the if-converted value of the Convertible Notes did not exceed the outstanding principal amount. As of June 30, 2024, the total estimated fair value of the Convertible Notes was $33,073, which was determined based on a market approach using actual bids and offers of the Convertible Notes in an over-the-counter market during the period. The Company considers these assumptions to be Level 2 inputs in accordance with the fair value hierarchy described in Note 6.

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

Credit Facility

In August 2023, the Company entered into a three year credit agreement with Alterna Capital Solutions, LLC (“ACS”) pursuant to which the Company might have borrowed up to $30,000 (the “ACS Credit Facility”). Loans under the Credit Facility were secured by certain domestic receivables and other assets as determined by ACS. The ACS Credit Facility bore interest at the greater of Prime rate plus 1.0% or 9.5%, and minimum annual interest of $250 if no funds are drawn under the ACS Credit Facility in a given year. ACS was a senior secured creditor.

On December 12, 2023, in connection with the Company’s entry into the Credit Agreement (as defined above), the ACS Credit Facility and the related Commercial Guarantee, dated August 8, 2023, were terminated. Immediately prior to its termination, no amounts were outstanding under the ACS Credit Facility. The Company did not incur any early termination penalties in connection with the termination of the ACS Credit Facility and related agreements.

NOTE 5. NET LOSS PER SHARE

The following table presents the computation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator
Net loss	$(22,231)	$(23,296)	$(47,429)	$(46,259)
Denominator
Weighted-average common shares outstanding	37,814,019	36,848,602	37,583,623	36,718,994
Less: Weighted-average shares subject to repurchase	—	—	—	—
Denominator for basic and diluted net loss per share attributable to common stockholders	37,814,019	36,848,602	37,583,623	36,718,994
Basic and diluted net loss per share	$(0.59)	$(0.63)	$(1.26)	$(1.26)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Common stock options, restricted stock units and performance stock units	10,711,822	10,949,114	10,781,071	10,850,896
Warrants to purchase common stock	2,669,479	496,612	2,904,290	496,612
Common stock issuable in connection with convertible senior notes	2,482,621	3,842,961	2,482,621	3,842,961
	15,863,922	15,288,687	16,167,982	15,190,469

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

Cash and Cash Equivalents

The Company’s money market funds are categorized as Level 1 within the fair value hierarchy. As of June 30, 2024, the Company’s cash and cash equivalents were as follows:

		Gross		Cash and
		Unrealized	Fair	Cash
	Cost	Losses	Value	Equivalents
Cash	$46,024	$—	$46,024	$46,024
Total	$46,024	$—	$46,024	$46,024

As of December 31, 2023, the Company’s cash and cash equivalents balances were as follows:

		Gross		Cash and
		Unrealized	Fair	Cash
	Cost	Losses	Value	Equivalents
Cash	$79,439	$—	$79,439	$79,439
Total	$79,439	$—	$79,439	$79,439

Purchase Consideration

On September 14, 2021, the Company acquired 100% of PandoLogic, Ltd. (“PandoLogic”), a company incorporated under the laws of the state of Israel, pursuant to an Agreement and Plan of Merger, dated as of July 21, 2021 (the “PandoLogic Merger Agreement”). The total purchase consideration for PandoLogic included up to $65,000 in contingent consideration based on achieving certain contingent consideration tied to financial performance of PandoLogic in fiscal 2021 and 2022, which amounts were payable in a combination of cash and common stock (the “PandoLogic Contingent Consideration”). At December 31, 2023, all Pandologic Contingent Consideration had been paid.

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

In September 2022, the Company and PandoLogic’s former owners entered into an amendment to the PandoLogic Merger Agreement. This amendment provides that the PandoLogic Contingent Consideration would be no less than $10,825, irrespective of the actual financial performance of PandoLogic for the PandoLogic Contingent Consideration period. All of the PandoLogic Contingent Consideration was paid during the year ended December 31, 2023 in a combination of cash consideration and stock consideration, with the number of shares paid equal to that stock consideration portion of the contingent consideration amount divided by a price per share of $20.53 in accordance with the terms of the PandoLogic Merger Agreement.

On March 1, 2022, the Company acquired 100% of an influencer-based management company (the “March 2022 Acquisition”). As part of the consideration, the seller was eligible to receive up to $4,500 in cash (the “March 2022 Acquisition Consideration”). In July 2023, the Company entered into an agreement amending the March 2022 Acquisition Consideration (the “March 2022 Acquisition Amendment”). The March 2022 Acquisition Amendment provides that the March 2022 Acquisition Consideration was reduced to $3,500 and payment of the March 2022 Acquisition Consideration amount is now tied to employment status of the seller through December 31, 2025, irrespective of the actual financial performance of the acquired company, the remainder of which is to be paid ratably over the service period. As the amount became fixed under the March 2022 Acquisition Amendment, the Company determined that the March 2022 Acquisition Consideration amount should no longer be categorized as Level 3 within the fair value hierarchy at the time of the amendment.

There are no contingent consideration liabilities outstanding as of June 30, 2024. As of December 31, 2023, the Company’s contingent consideration liabilities current and non-current balances were as follows:

	Fair Value as of	Changes in	Amount Paid	Fair Value as of
	January 1, 2023	Fair Value	To Date	December 31, 2023
Level 3:
Contingent consideration, current	$8,067	$1,651	$(8,718)	$1,000
Contingent consideration, non-current	—	633	—	633
Total	$8,067	$2,284	$(8,718)	$1,633

Stock Warrants

On the Closing Date of the Term Loan (as defined in Note 4 above), the Company issued warrants to the Lenders (in such capacity, the “Warrant Holders”) to purchase up to 3,008,540 shares of the Company’s Common Stock. During the three and six months ended June 30, 2024, 150,200 and 499,857 of these warrants were net settled in exchange for 91,153 and 298,110 shares of Common Stock, respectively. As of June 30, 2024, the Warrant Holders held warrants to purchase 2,508,683 shares of Common Stock.

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

Investments

The Company holds a strategic investment in a technology company that was determined to not have a readily determinable fair value. This investment is carried at a cost of $2,750 on the Company’s condensed consolidated balance sheets within other assets as of June 30, 2024 and December 31, 2023 and is categorized as Level 3 within the fair value hierarchy.

As part of the Energy Divestiture, the Company acquired a strategic investment in GridBeyond that was determined not to have a readily determinable fair value. This investment was carried at a cost equal to its initial estimated fair value of $2,021 on the Company’s condensed consolidated balance sheets within other assets as of December 31, 2023, with that initial estimated fair value based on third party valuation at the time of the transaction and was categorized as Level 3 within the fair value hierarchy. In April 2024, the Company sold its investment in GridBeyond for $1,800 in cash, resulting in a loss on sale of $172 and a foreign exchange loss of $49, recorded in other income (expense), net.

Because these investments do not have readily determinable fair values, the Company has elected to measure these investments under ASC 321, Investments – Equity Securities, at cost minus impairments, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments. No impairment was recorded for the three and six months ended June 30, 2024. The Company re-measures its investments if there is an observable transaction in a class of security similar to the Company’s investments and there were no such re-measurements for the three and six months ended June 30, 2024.

NOTE 7. GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

The carrying amount of goodwill was $79,828 as of June 30, 2024 and $80,247 as of December 31, 2023.

Goodwill
Balance at December 31, 2023	$80,247
Foreign currency translation/other	(419)
Balance at June 30, 2024	$79,828

Intangible Assets

The following table sets forth the Company’s finite-lived intangible assets resulting from business acquisitions and other purchases, which continue to be amortized:

		June 30, 2024			December 31, 2023
	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Software and technology	0.0	$3,582	$(3,582)	$—	$3,582	$(3,582)	$—
Licensed technology	0.0	500	(500)	—	500	(500)	—
Developed technology	1.3	44,100	(29,074)	15,026	44,100	(24,601)	19,499
Customer and supplier relationships	3.5	99,000	(43,616)	55,384	99,000	(36,323)	62,677
Noncompete agreements	0.0	800	(800)	—	800	(800)	—
Trademarks and trade names	2.5	2,300	(1,263)	1,037	2,300	(1,053)	1,247
Total	2.8	$150,282	$(78,835)	$71,447	$150,282	$(66,859)	$83,423

The following table presents future amortization of the Company’s finite-lived intangible assets as of June 30, 2024:

2024 (six months)	$11,977
2025	21,427
2026	16,569
2027	13,541
2028	7,870
Thereafter	63
Total	71,447

Impairment Assessment

The Company determined that an indicator of impairment was present driven by the Company’s assessment there is substantial doubt about the Company’s ability to continue as a going concern over the twelve months following the 10Q filing date, and as a result, the Company performed a quantitative goodwill impairment assessment as of June 30, 2024 using a market approach, which estimates fair value based on the Company’s market capitalization and an estimate of a reasonable range of values of a control premium. The Company determined that goodwill was not impaired, as the estimated fair value of the Company’s reporting unit exceeded its carrying value. Additionally, as of June 30, 2024, the Company performed a quantitative analysis of the recoverability of each of the Company’s asset groups. The result of the analyses was that the assets were not impaired, as the expected cash flows exceeded the carrying value for each asset group.

NOTE 8. CONSOLIDATED FINANCIAL STATEMENTS DETAILS

Consolidated Balance Sheets Details

Cash and cash equivalents

As of June 30, 2024 and December 31, 2023, the Company had cash and cash equivalents of $46,024 and $79,439, respectively, including $39,311 and $44,481, respectively, of cash received from advertising customers for future payments to vendors.

Accounts Receivable, Net and Allowance for Credit Losses

Accounts receivable consisted of the following:

	As of
	June 30, 2024	December 31, 2023
Accounts receivable — Managed Services(1)	$30,306	$38,477
Accounts receivable — Software Products & Services(2)	13,162	26,246
Accounts receivable — Other	11,419	5,723
	54,887	70,446
Less: allowance for expected credit losses	(960)	(1,180)
Accounts receivable, net	$53,927	$69,266

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

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	As of
	June 30, 2024	December 31, 2023
Prepaid assets	$4,543	$5,538
Other receivables	566	1,805
Trade credits earned through barter transactions, current	7,042	6,427
Other current assets	859	687
Prepaid expenses and other current assets	$13,010	$14,457

Other Assets

Other assets consisted of the following:

	As of
	June 30, 2024	December 31, 2023
Trade credits earned through barter transactions, non-current	$10,525	$10,682
Investments	2,990	4,771
Other non-current assets	4,381	4,398
Other assets	$17,896	$19,851

Property, Equipment and Improvements, Net

Property, equipment and improvements, net consisted of the following:

	As of
	June 30, 2024	December 31, 2023
Property and equipment	$6,956	$6,796
Internal use software development costs placed in service	10,507	8,226
Leasehold improvements	1,629	1,639
	19,092	16,661
Less: accumulated depreciation	(9,304)	(8,005)
Property, equipment and improvements, net	$9,788	$8,656

Depreciation expense was $968 and $2,479 for the three and six months ended June 30, 2024, respectively. Depreciation expense was $675 and $1,153 for the three and six months ended June 30, 2023, respectively. Of the $6,956 in property and equipment as of June 30, 2024, $2,195 consisted of work in progress not yet placed in service for internal use software development costs. Depreciation of internal use software development costs was $802 and $1,497 for the three and six months ended June 30, 2024, respectively. Depreciation of internal use software development costs was $342 and $624 for the three and six months ended June 30, 2023, respectively.

Accounts Payable

Accounts payable consisted of the following:

	As of
	June 30, 2024	December 31, 2023
Accounts payable — Managed Services(1)	$17,778	$11,797
Accounts payable — Other	15,588	20,959
Accounts payable	$33,366	$32,756

(1)
Accounts payable – Managed Services reflects the amounts due to media vendors for advertisements placed on behalf of the Company’s advertising clients.

Other Accrued Liabilities

Other accrued liabilities consisted of the following:

	As of
	June 30, 2024	December 31, 2023
Accrued compensation	$4,041	$4,615
Taxes payable	5,720	5,425
Current portion of operating lease liabilities	1,716	2,348
Accrued trade payables	11,676	13,749
Other	363	958
Other accrued liabilities	$23,516	$27,095

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

	Three Months Ended June 30,	Six Months Ended June 30,
	2024	2024
Deferred revenue beginning balance	$13,415	$12,813
Less: revenue recognized	6,656	12,398
Additions to deferred revenue	6,707	13,051
Ending balance of deferred revenue	$13,466	$13,466

Consolidated Statements of Operations and Comprehensive Loss Details

Revenue

Revenue for the periods presented were comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Commercial Enterprise	$29,870	$26,366	$59,988	$55,234
Public Sector	1,122	1,601	2,640	2,996
Total revenue	$30,992	$27,967	$62,628	$58,230

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

Managed Services consists of revenues generated from content licensing customers and advertising agency customers and related services.

The table below illustrates the presentation of our revenues based on the above definitions:

	Three Months Ended June 30,
	2024			2023
	Commercial	Public		Commercial	Public
	Enterprise	Sector	Total	Enterprise	Sector	Total
Total Software Products & Services	$14,510	$1,122	$15,632	$12,492	$1,601	$14,093

Managed Services
Advertising	10,475	—	10,475	8,417	—	8,417
Licensing	4,885	—	4,885	5,457	—	5,457
Total Managed Services	15,360	—	15,360	13,874	—	13,874

Total Revenue	$29,870	$1,122	$30,992	$26,366	$1,601	$27,967

	Six Months Ended June 30,
	2024			2023
	Commercial	Public		Commercial	Public
	Enterprise	Sector	Total	Enterprise	Sector	Total
Total Software Products & Services	$28,212	$2,640	$30,852	$25,224	$2,996	$28,220

Managed Services
Advertising	21,450	—	21,450	18,952	—	18,952
Licensing	10,326	—	10,326	11,058	—	11,058
Total Managed Services	31,776	—	31,776	30,010	—	30,010

Total Revenue	$59,988	$2,640	$62,628	$55,234	$2,996	$58,230

During the three and six months ended June 30, 2023, substantially all of our revenue was derived from customers located in the United States. With the June 2023 acquisition of Broadbean, we expanded our customer base throughout Europe and Asia Pacific. During the three and six months ended June 30, 2024, 33.4% and 33.1%, respectively, of the Company’s consolidated revenue was from customers outside of the U.S., principally from customers located throughout Western Europe, as compared to less than 10% during the three and six months ended June 30, 2023.

Other Income (Expense), Net

Other income (expense), net for the periods presented was comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest expense, net	$(4,497)	$(720)	$(8,487)	$(1,525)
Gain (loss) on sale	(172)	2,572	(172)	2,572
Other	57	1,658	(356)	2,818
Other income (expense), net	$(4,612)	$3,510	$(9,015)	$3,865

Other in the table above consists of foreign exchange gains of $49 and $1,659 for the three months ended June 30, 2024 and 2023, respectively, and foreign exchange loss of $363 and gain of $2,820 for the six months ended June 30, 2024 and 2023, respectively.

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

The Company’s effective tax rate for the three and six months ended June 30, 2024 was 0.2% and 2.3%, respectively. The difference between the effective tax rate and the U.S. federal statutory rate of 21% is primarily due to a valuation allowance established on the Company’s domestic federal and state net deferred tax assets, as well as the impact of foreign operations subject to tax in foreign jurisdictions. The Company’s effective tax rate for the three and six months ended June 30, 2023 was 5.6% and 3.4%, respectively. The change in the effective tax rates for the three and six months ended June 30, 2024 as compared to the comparable prior year periods is primarily due to the impact of taxes on foreign operations and valuation allowances against domestic net deferred tax assets.

As of June 30, 2024 and December 31, 2023, the Company had net deferred tax liabilities of $7,040 and $9,504, respectively, which is included in other non-current liabilities in the condensed consolidated balance sheets. As of June 30, 2024, the Company continues to provide a valuation allowance against federal and state deferred tax assets that are not expected to be realizable. The Company continues to evaluate the realizability of deferred tax assets and the related valuation allowance. If the Company’s assessment of the deferred tax assets or the corresponding valuation allowance were to change, the Company would record the related adjustment to income during the period in which the determination is made.

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

NOTE 9. LEASES, COMMITMENTS AND CONTINGENCIES

Leases

Lease Costs

As of June 30, 2024, on its condensed consolidated balance sheet the Company had right-of-use assets of $1,639 recorded within other assets, the current portion of operating lease liabilities of $1,716 recorded within other accrued liabilities, and the non-current portion of operating lease liabilities of $453 recorded within other non-current liabilities. As of December 31, 2023, on its condensed consolidated balance sheet the Company had right-of-use assets of $1,669 recorded within other assets, the current portion of operating lease liabilities of $2,348 recorded within other accrued liabilities, and the non-current portion of operating lease liabilities of $308 recorded within other non-current liabilities.

The Company made cash payments for its operating leases of $771 and $1,453 for the three and six months ended June 30, 2024, respectively, and $644 and $1,281 for the three and six months ended June 30, 2023, respectively, all of which were included in cash flows from operating activities within the condensed consolidated statements of cash flows. The Company’s operating leases have a weighted average remaining lease term of 1.2 years and weighted average discount rate of 8.2%.

The total rent expense for all operating leases was $647 and $1,285 for the three and six months ended June 30, 2024, respectively, and $546 and $1,092 for the three and six months ended June 30, 2023, respectively, with short-term leases making up an immaterial portion of such expenses. For its sublease, the Company recorded sublease income of $277 and $554 for the three and six months ended June 30, 2024, respectively, and $277 and 554 for the three and six months ended June 30, 2023, respectively.

Lease Commitments

Future undiscounted lease payments for the Company’s operating lease liabilities, a reconciliation of these payments to its operating lease liabilities, and related sublease income at June 30, 2024 are as follows:

Years ended December 31,
2024 (six months)	$1,460
2025	748
2026	206
Total future minimum lease payments, including short-term leases	2,414
Less: future minimum lease payments for short-term leases	(15)
Less: imputed interest	(230)
Present value of future minimum lease payments, excluding short-term leases	$2,169
Less: current portion of operating lease liabilities	(1,716)
Non-current portion of operating lease liabilities	453

Years ended December 31,	Sublease Income
2024 (six months)	620
Total sublease income	$620

Purchase Consideration

In connection with the March 2022 Acquisition, the Company committed to make purchase consideration payments of $1,500 within ten days of the first anniversary of the closing date of the March 2022 Acquisition and an additional $1,500 within ten days of the second anniversary of the closing date of the March 2022 Acquisition. The first payment of $1,500 was made during the first quarter of 2023 and the second payment of $1,500 was made during the first quarter of 2024.

On June 10, 2022, the Company acquired VocaliD, Inc. (“VocaliD”), a U.S.-based company that pioneered the creation of personalized synthetic voices. In connection with its acquisition of VocaliD, the Company committed to make purchase consideration payments of $1,000 on the first anniversary of the closing date of the acquisition and an additional $1,000 on the 18-month anniversary of the closing date of the acquisition. The first payment of $1,000 was made during the second quarter of 2023 and the second payment of $1,000 was made during the fourth quarter of 2023.

On August 11, 2022, the Company acquired certain assets of Vision Semantics Limited (“VSL”), a U.K.-based company focused on AI-powered video analytics and surveillance software solutions. In connection with its acquisition of VSL in August 2022, the Company committed to make a purchase consideration payment of $300 on the 18-month anniversary of the closing date of the acquisition, which the Company paid during the first quarter of 2024. Payment of deferred consideration for the six months ended June 30, 2024 and 2023 are reflected on the Company’s statements of cash flows.

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

NOTE 10. STOCKHOLDERS’ EQUITY

Common Stock Issuances

During the six months ended June 30, 2024 and 2023, the Company issued an aggregate of 479,903 and 593,763 shares of its common stock, respectively, in connection with the exercise of stock options, issuance of stock awards and vesting of restricted stock units under its stock incentive plans and stock purchases under its Employee Stock Purchase Plan (the “ESPP”).

During the six months ended June 30, 2024 and 2023, the Company issued a total of 298,110 and 0 shares of its common stock, respectively, in connection with warrant exercises (see Note 6). During the six months ended June 30, 2023, the Company issued a total of 135,800 shares of its common stock in connection with the contingent consideration arrangement related to the acquisition of PandoLogic.

NOTE 11. STOCK PLANS

Stock-Based Compensation

During the six months ended June 30, 2024 and 2023, the Company granted options to purchase an aggregate of 0 and 233,466 shares of its common stock that are subject to time-based vesting conditions, respectively.

The Company valued these stock options using the Black-Scholes Merton option pricing model. The assumptions used to compute the grant date fair values of the stock options granted during the six months ended June 30, 2024 and 2023 are set forth in the table below:

Six Months Ended June 30,
	2024	2023
Expected term (in years)	N/A	6.0 - 6.8
Expected volatility	N/A	91% - 100%
Risk-free interest rate	N/A	3.6% - 3.9%

The assumptions used in calculating the fair values of purchase rights granted under the ESPP during the six months ended June 30, 2024 and 2023 are set forth in the table below:

Six Months Ended June 30,
	2024	2023
Expected term (in years)	0.5 - 2.0	0.5 - 2.0
Expected volatility	105% - 115%	71% - 101%
Risk-free interest rate	4.7% - 5.2%	0.1% - 4.8%

The Company’s stock-based compensation expense by type of award and by operating expense grouping are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock-based compensation expense by type of award:
Restricted stock units	$1,744	$1,224	$2,574	$3,392
Performance-based stock units	(352)	142	(352)	470
Stock options	506	1,081	1,128	2,052
Employee stock purchase plan	241	250	397	700
Total stock-based compensation expense	$2,139	$2,697	$3,747	$6,614

Stock-based compensation expense by operating expense grouping:
Cost of revenue	$—	$17	$(1)	$37
Sales and marketing	306	529	482	705
Research and development	96	1,127	628	2,669
General and administrative	1,737	1,024	2,638	3,203
Total stock-based compensation expense	$2,139	$2,697	$3,747	$6,614

Stock-based compensation capitalized for internal-use software was $94 and $80 for the three months ended June 30, 2024 and 2023, respectively. Stock-based compensation capitalized for internal-use software was $212 and $214 for the six months ended June 30, 2024 and 2023, respectively.

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

On March 16, 2023, the Compensation Committee approved a grant of 170,402 target performance stock units to be granted to the Company’s named executive officers (the “2023 Senior Executive PSUs”). The awards had a grant date of March 31, 2023 and were to vest based on the achievement of revenue and non-GAAP net income targets (each equally weighted) for 2023, which achievement shall then be modified (up to a 20% increase or decrease) based on the Company’s relative total stockholder return over a three-year performance period (the “TSR Modifier”), as compared with the S&P Software and Services Select Industry Index. Based on the Company’s performance, the Company’s named executive officers were to earn from 0% to 200% of the target number of shares of the 2023 Senior Executive PSUs. The 2023 Senior Executive PSUs, to the extent earned, were to vest on the date the Board certifies the TSR Modifier for the three-year performance period ending December 31, 2025 and the number of 2023 Senior Executive PSUs that were to vest as of such certification, all of which was to occur within 90 days of the end of the performance period ending December 31, 2025. Compensation costs recognized on the 2023 Senior Executive PSUs were to be adjusted, as applicable, for performance above or below the target specified in the award. On April 8, 2024, the Compensation Committee determined that, as of December 31, 2023, the revenue and non-GAAP net income targets were not achieved and the 2023 Senior Executive PSUs were forfeited.

On April 8, 2024, the Compensation Committee approved grants of 200,000 and 48,000 target performance stock units to be granted to the Company’s named executive officers, Ryan Steelberg and Michael Zemetra, respectively (the “2024 Senior Executive PSUs”). The awards had a grant date of April 8, 2024 and vest based on the achievement of revenue and non-GAAP net income targets (each equally weighted) for 2024, which achievement shall then be modified (up to a 20% increase or decrease) based on the Company’s relative total stockholder return over a three-year performance period (the “TSR Modifier”), as compared with the S&P Software and Services Select Industry Index. Based on the Company’s performance, the Company’s named executive officers may earn from 0% to 200% of the target number of shares of the 2024 Senior Executive PSUs. The 2024 Senior Executive PSUs, to the extent earned, vest on the date the Board certifies the TSR Modifier for the three-year performance period ending December 31, 2026 and the number of 2024 Senior Executive PSUs that vest as of such certification, all of which shall occur within 90 days of the end of the performance period ending December 31, 2026. Compensation costs recognized on the 2024 Senior Executive PSUs shall be adjusted, as applicable, for performance above or below the target specified in the award.

The Company’s performance stock unit activity for the six months ended June 30, 2024 was as follows:

		Weighted
		Average Grant
	Shares	Date Fair Value
Unvested at December 31, 2023	229,633	$5.86
Granted	248,000	$6.97
Forfeited	(229,633)	$5.86
Unvested at June 30, 2024	248,000	$6.97

Restricted Stock Units

The Company’s restricted stock unit activity for the six months ended June 30, 2024 was as follows:

		Weighted
		Average Grant
	Shares	Date Fair Value
Unvested at December 31, 2023	1,949,514	$5.40
Granted	647,365	$5.82
Forfeited	(318,983)	$6.58
Vested	(464,553)	$6.37
Unvested at June 30, 2024	1,813,343	$5.05

As of June 30, 2024, total unrecognized compensation cost related to restricted stock units was $6,963, which is expected to be recognized over a weighted average period of 2.0 years.

Performance-Based Stock Options

The activity during the six months ended June 30, 2024 related to stock options that are subject to performance-based vesting conditions tied to the achievement of stock price goals by the Company was as follows:

		Weighted-Average
			Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Unvested at December 31, 2023	3,671,310	$11.29
Expired	(40,479)	$5.72
Outstanding at June 30, 2024	3,630,831	$11.35	6.0 years	$—
Exercisable at June 30, 2024	3,630,831	$11.35	6.0 years	$—

The aggregate intrinsic value of the options exercised during the six months ended June 30, 2024 and 2023 was $0 and $5, respectively. No performance-based stock options were granted during the six months ended June 30, 2024 and 2023 and no performance-based stock options vested during the six months ended June 30, 2024 and 2023.

Stock Options

The activity during the six months ended June 30, 2024 related to all other stock options was as follows:

		Weighted-Average
			Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at December 31, 2023	5,506,374	$13.81
Exercised	(23,521)	$2.81
Forfeited	(208,250)	$10.48
Expired	(214,780)	$13.42
Outstanding at June 30, 2024	5,059,823	$14.01	3.9 years	$56
Exercisable at June 30, 2024	4,723,248	$14.08	3.6 years	$56

No stock options were granted during the six months ended June 30, 2024. The weighted average grant date fair value of stock options granted during the six months ended June 30, 2023 was $4.19 per share. The aggregate intrinsic value of the stock options exercised during the six months ended June 30, 2024 and 2023 was $37 and $10, respectively. The total grant date fair value of stock options vested during the six months ended June 30, 2024 and 2023 was $2,004 and $3,202, respectively. At June 30, 2024, total unrecognized compensation expense related to stock options was $3,028 and is expected to be recognized over a weighted average period of 1.9 years.

The aggregate intrinsic values in the tables above represent the difference between the fair market value of the Company’s common stock and the average option exercise price of in-the-money options, multiplied by the number of such stock options.

Employee Stock Purchase Plan

As of June 30, 2024 and December 31, 2023, employee payroll deductions accrued under the ESPP totaled $276 and $357, respectively. During the six months ended June 30, 2024, a total of 119,954 shares of common stock were purchased under the ESPP.

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

In January 2024, the Company entered into the Amended Consulting Agreement, which supersedes and replaces the Steel Holdings Consulting Agreement. Pursuant to the Amended Consulting Agreement, Mr. Steelberg will provide technical advisory services related to the Company’s software, software architecture and technology strategy as requested by the Company’s Chief Executive Officer until December 31, 2025, the termination date of the Amended Consulting Agreement. In consideration for such services, the Company agreed to pay to Steel Holdings, LLC (i) $1,000 in cash on July 1, 2024 and (ii) $50 per month in cash for the period from January 2024 through December 2025. The Company will reimburse Steel Holdings, LLC for reasonable and documented expenses incurred in connection with providing the services in accordance with the Company’s standard travel and expense policies. All equity grants that were made, including the unvested Steel Holdings PSUs, or contemplated under the Steel Holdings Consulting Agreement were terminated as of the effective date of the Amended Consulting Agreement and no further performance stock units will be issued under the Amended Consulting Agreement, except that the vested Steel Holdings PSUs remained outstanding.

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

The Company has determined that all future payments under the Amended Consulting Agreement are probable and estimable, and that substantially all benefits earned under the agreement relate to past services rendered. As such, the Company has accrued a liability for all future cash payments under the agreement on its condensed consolidated balance sheet as of June 30, 2024, and recognized a resulting acceleration charge of $1,484 to general and administrative expenses to its condensed consolidated income statement during the three and six months ended June 30, 2024, respectively.

During the three months ended June 30, 2024, one of the Company’s subsidiaries rented a property owned by the Company’s Chief Executive Officer in connection with certain promotional event services on behalf of one of its customers. Total consideration paid was less than $100.

There were no other material related party transactions during the six months ended June 30, 2024.

NOTE 13. SUBSEQUENT EVENTS

The Company has engaged bankers to launch a formal process to sell the Asset, a transaction which management intends to close within twelve months following the filing of this Quarterly Report on Form 10-Q. If consummated, this transaction is expected to generate substantial cash proceeds to be used to repay a portion of the Term Loan and fund future operations. There can be no assurance that any such transaction resulting from this process will close in the subsequent twelve-month period, or at all.

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

During the three and six months ended June 30, 2024, we generated revenue of $31.0 million and $62.6 million, respectively, as compared to $28.0 million and $58.2 million during the three and six months ended June 30, 2023, respectively. Our Software Products & Services revenue was $15.6 million during the three months ended June 30, 2024 as compared to $14.1 million for the same period in 2023, while our Managed Services revenue was $15.4 million during the three months ended June 30, 2024 as compared to $13.9 million for the same period in 2023. Our Software Products & Services revenue was $30.8 million during the six months ended June 30, 2024 as compared to $28.2 million for the same period in 2023, while our Managed Services revenue was $31.8 million during the six months ended June 30, 2024 as compared to $30.0 million for the same period in 2023. During the three and six months ended June 30, 2024, no customer represented more than 10% of our consolidated revenue. During the three and six months ended June 30, 2023, one customer represented 15% and 17%, respectively, of our consolidated revenue.

Recent Developments

Appointment of Ryan Steelberg as Chairman. Ryan Steelberg, our Chief Executive Officer, was appointed Chairman of the Board, effective January 22, 2024, replacing Chad Steelberg who resigned as Chairman of the Board on the same date. Chad Steelberg continues to serve as a member of our Board.

Operational Realignment and Restructuring. During the first quarter of 2024, we enacted certain operational and restructuring initiatives (the “Q1 2024 Restructuring”), the result of which was an approximate 13% reduction in our global workforce. As a result of the Q1 2024 Restructuring, we expect to reduce our annualized operating expenses by over $13.0 million. We incurred $2.5 million in one-time severance and transition expenses in connection with the Q1 2024 Restructuring, of which $2.3 million was paid as of June 30, 2024.

Formal Process to Divest Certain Non-software Assets. In addition, we have engaged bankers to launch a formal process to sell certain of our non-software assets (the “Asset”). We currently have received multiple qualified bids and we aim to complete the sale of the Asset within the twelve months following the filing of this Quarterly Report on Form 10-Q. If consummated, this transaction is expected to generate substantial cash proceeds to be used to repay a portion of our Term Loan and fund future operations. There can be no assurance that any such transaction resulting from this process will ultimately be completed in the subsequent twelve-month period.

Election of Michael Keithley as a Class I Director. On June 13, 2024, at our 2024 annual meeting of stockholders (the “Annual Meeting”), Michael Keithley was elected as a Class I Director for a three-year term expiring at the Company’s annual meeting of stockholders in 2027. Jeffrey P. Gehl resigned as a member of the Board of Directors immediately prior to the commencement of the Annual Meeting.

Opportunities, Challenges and Risks

During the six months ended June 30, 2024 and 2023, we derived our revenue primarily through our Commercial Enterprise customers, and secondarily, through our Public Sector customers.

We are a leader in AI-based Software Products & Services. Our proprietary AI operating system, aiWARE, uses machine learning algorithms, or AI models, together with a suite of powerful applications, to reveal valuable insights from vast amounts of structured and unstructured data. Historically, we have derived a large portion of our Software Product & Services revenue from applications we internally developed from our aiWARE platform and actively sell to various customers. While management believes there is a substantial opportunity to increase revenue longer term, current economic conditions have negatively impacted parts of our consumption-based operations and financial results, and there is no certainty that any future investments, which could be significant and include future potential acquisitions, will result in significant enterprise revenue realization or revenue growth when compared with historical revenue. Nevertheless, we continue to see significant opportunities for growth in Software Products & Services and our aiWARE platform sales to existing and newly acquired customers, and where our AI solutions could add near and long-term value in the Public Sector industries and content creation and distribution across the global media and entertainment industry.

We believe there are significant near and long-term revenue and growth opportunities from our Software Products & Services. In June 2023, we completed the acquisition of Broadbean, a leader in subscription-based talent acquisition software-as-a-service which has approximately 3,000 subscription-based customers based throughout the world, integrated with over 100 applicant tracking systems (“ATS”) and has direct access to over 2,500 job boards globally. The acquisition of Broadbean was strategic to our growth across our Veritone Hire applications, as we plan in the near term to offer our existing product offerings to Broadbean’s 3,000 customers, including programmatic advertising capabilities. Over the long term, we plan to utilize our AI capabilities to analyze complex data sets through direct access to these ATS, including future integration with aiWARE. In Public Sector markets, we see significant near and long term growth opportunities with customer adoption of our aiWARE platform, including our recently announced iDEMS solution, to facilitate and improve existing and growing demand for more robust digital evidence management systems and services across the entire public safety industry, the U.S. Department of Justice and the Chief Digital and Artificial Intelligence Officer and Department of Defense. However, many enterprise-level opportunities with Public Sector customers can involve long sales cycles, during which we must invest significant time and resources without a guarantee of success.

Growing our existing and new Software Products & Services customer base is critical for our success. Software Products & Services revenue increased by 9.3% during the six months ended June 30, 2024 as compared to the prior year period due to the addition of Broadbean in the second quarter of 2023, partially offset by lower consumption across our legacy Veritone Hire customer base. During the six months ended June 30, 2024, no customer represented more than 10% of our consolidated revenue as compared to one customer that represented 17% of our consolidated revenue during the six months ended June 30, 2023.

As a result of the recent pullback in the macroeconomic environment caused by high inflation, high interest rates, higher unemployment and geopolitical factors including the Russia-Ukraine conflict and the war in Israel, some of our customers reduced consumption-based and advertising spending across our Commercial Enterprise customer base, namely of our Veritone Hire solutions and Managed Services.

As of June 30, 2024, our total Software Products & Services customers declined to 3,437, which was a decrease of 7.1% as compared to the end of the second quarter of 2023 on a pro forma basis, giving effect to the acquisition of Broadbean as if it occurred on January 1, 2022. The decrease in customers was largely driven by planned migration of legacy CareerBuilder customers off the Broadbean software platform, which did not have a significant impact on our financial results in 2023 or for the six months ended June 30, 2024. The overall impact of this customer decline is insignificant to our financial results in 2024. To continue our effort to grow our customer base and overall revenue, we have been investing aggressively in existing customers and acquiring new customers. In addition, in February 2024, we announced certain cost reduction and restructuring initiatives, the results of which was a reduction in our global workforce of approximately 13%. Since the first quarter of 2023, we have been actively realigning and restructuring our organization, which, as of June 30, 2024, is expected to result in over $37.0 million of net annualized strategic cost reductions, which includes expected cost reductions from our Q1 2024 Restructuring. As a result of our efforts to diversify our customer base and increase sales within our existing customer base, as well as the June 2023 acquisition of Broadbean, we increased our sales and marketing spending in the near term as compared to the trailing twelve months; however, these increased investments were partially offset by our 2023 and 2024 cost-reduction initiatives.

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

Historically, we have pursued an opportunistic strategy of acquiring companies to help accelerate our organic growth. Our acquisition strategy has been threefold: (i) to increase the scale of our business in markets we are in today, (ii) to accelerate growth in new markets and product categories, including expanding our existing engineering and sales resources, and (iii) to accelerate the adoption of aiWARE as the universal AI operating system through venture or market-driven opportunities. While we believe there are strategic acquisition targets that can accelerate our entry into and expand our existing market share in key strategic markets, as well as our ability to grow our business, there is no certainty our historical or future acquisitions will achieve these objectives. Conversely, we have pursued and may continue to pursue opportunistic sales of certain business operations that are not strategic to us long-term, such as the potential sale of the Asset discussed above and the divestiture of our Energy Group in the second quarter of 2023.

For the three and six months ended June 30, 2024, our total revenues were $31.0 million and $62.6 million, respectively, as compared to $28.0 million and $58.2 million for the three and six months ended June 30, 2023, respectively, an increase of 10.8% and 7.6%, respectively, over the prior year periods. For the three and six months ended June 30, 2024, our total loss from operations was $17.7 million and $39.5 million, respectively, as compared to $28.2 million and $51.8 million for the three and six months ended June 30, 2023, respectively, a decrease of 37.3% and 23.7%, respectively, over the prior year periods. For the three and six months ended June 30, 2024, our non-GAAP gross margin (calculated as described in “Non-GAAP Financial Measures” below) increased to approximately 78.8% and 78.2%, respectively, as compared to 72.2% and 75.0% for the three and six months ended June 30, 2023, respectively, driven in large part by increased customer margins and the mix of revenue as compared to the prior year periods. Our non-GAAP gross margin is impacted significantly by the mix of our Software Products & Services and our Managed Services revenue in any given period because our Managed Services revenue typically has a lower overall non-GAAP gross margin than our Software Products & Services revenue. Our non-GAAP gross profit (see “Non-GAAP Financial Measures” below) is also dependent upon our ability to grow our revenue by expanding our customer base and increasing business with existing customers, and to manage our costs by negotiating favorable economic terms with cloud computing providers such as AWS and Microsoft Azure. While we are focused on continuing to improve our non-GAAP gross profit, our ability to attract and retain customers to grow our revenue will be highly dependent on our ability to implement and continually improve upon our technology and services and improve our technology infrastructure and operations as we experience increased network capacity constraints due to our growth.

During the three and six months ended June 30, 2024, we reported a net loss of $22.2 million and $47.4 million, respectively, as compared to a net loss of $23.3 million and $46.3 million during the three and six months ended June 30, 2023, respectively. During the three and six months ended June 30, 2024, we reported a non-GAAP net loss of $6.9 million and $14.5 million, respectively, as compared to a non-GAAP net loss of $13.0 million and $22.6 million during the three and six months ended June 30, 2023, respectively. To continue to grow our revenue, we will continue to make targeted investments in people, namely software engineers and sales personnel. Historically, we have also made investments in our corporate infrastructure, including new ERP and workforce systems to help us better manage the scale and growth of our business. However, considering the current challenging macro-economic environment, we have made and are continuing to make significant cost reductions to our operating structure to better streamline our business and prioritization around our growth and corresponding investments. These cost reduction initiatives began in the latter half of 2022 and will continue through 2024, and include reductions in workforce and certain legacy operating costs, as well as the integration of past acquisitions. As a result of these initiatives, we believe we will be able to accelerate our pathway toward long term profitability.

During the three and six months ended June 30, 2023, substantially all of our revenue was derived from customers located in the United States. With the June 2023 acquisition of Broadbean, we expanded our customer base throughout Europe and Asia Pacific. During the three and six months ended June 30, 2024, 33.4% and 33.1%, respectively, of our consolidated revenue was from customers outside of the U.S., principally from customers located throughout Western Europe, as compared to less than 10% during the three and six months ended June 30, 2023. We believe that there is a substantial opportunity for us to continue expanding our service offerings and customer base in countries outside of the United States. In the long term, we plan to expand our business further internationally in places such as Europe, Asia Pacific and Latin America, and as a result, we expect to continue to incur significant incremental upfront expenses associated with these expansion opportunities.

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

To the extent that economic uncertainty or attenuated economic conditions cause our customers and potential customers to freeze or reduce their headcount, and reduce their advertising spending, demand for our products and services may be negatively affected. These adverse economic conditions could also result in reductions in sales of our applications, longer sales cycles, reductions in contract duration and value, slower adoption of new technologies and increased price competition. In addition, economic recessions have historically resulted in overall reductions in spending on software and technology solutions as well as pressure from customers and potential customers for extended payment terms. If economic, political, or market conditions deteriorate, or if there is uncertainty around these conditions, our customers and potential customers may elect to decrease their software and technology solutions budgets by deferring or reconsidering product purchases, which would limit our ability to grow our business and negatively affect our operating results. Any of these events would likely have an adverse effect on our business, operating results and financial position.

Due to the nature of our business, the effect of these macroeconomic conditions may not be fully reflected in our results of operations until future periods. We have assessed the potential credit deterioration of our customers due to changes in the macroeconomic environment and have determined that no additional allowance for credit losses was necessary due to credit deterioration as of June 30, 2024. The most significant risks to our business and results of operations are discussed in Part I, Item 1A (Risk Factors) of our Annual Report on Form 10-K for the year ended December 31, 2023, and Part II, Item 1A (Risk Factors) of this Quarterly Report on Form 10-Q.

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

“Pro Forma” information provided in this quarterly report on Form 10-Q represents our historical information combined with the historical information of Broadbean (as defined below) for the applicable period on a pro forma basis as if we had acquired Broadbean on January 1, 2022. We completed the acquisition of Broadbean on June 13, 2023, and therefore, periods commencing after June 13, 2023 are not presented on a Pro Forma basis.

Pro Forma Software Revenue represents Software Products & Services revenue on a Pro Forma basis. Non-GAAP gross margin is defined as Non-GAAP gross profit divided by revenue. Non-GAAP gross profit is calculated as our loss from operations with adjustments to add back sales and marketing expense, research and development expense, general and administrative expense and amortization expense. Non-GAAP net loss (pro forma) is the Company’s net loss excluding the items set forth below. Non-GAAP net income (loss) and non-GAAP net income (loss) per share is the Company’s net income (loss) and net income (loss) per share, adjusted to exclude provision for income taxes, depreciation expense, amortization expense, stock-based compensation expense, changes in fair value of contingent consideration, interest income, interest expense, foreign currency gains and losses, gain on debt extinguishment, acquisition and due diligence costs, gain or loss on sale of investment assets, loss from business held for sale, variable consultant performance bonus expense, and severance and executive transition costs. The results for non-GAAP net income (loss), are presented below for the three and six months ended June 30, 2024 and 2023. The items excluded from these non-GAAP financial measures, as well as a breakdown of GAAP net loss, non-GAAP net income (loss) and these excluded items between our Core Operations and Corporate, are detailed in the reconciliation below. In addition, we have provided supplemental non-GAAP measures of gross profit, operating expenses, loss from operations, other (expense) income, net, and loss before income taxes, excluding the items excluded from non-GAAP net loss as noted above, and reconciling such non-GAAP measures to the most directly comparable GAAP measures.

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

Reconciliation of GAAP net loss to Non-GAAP net income (loss)

(in thousands)
	Three Months Ended June 30,
	2024			2023
	Core Operations(1)	Corporate(2)	Total	Core Operations(1)	Corporate(2)	Total
Net loss	$(9,026)	$(13,205)	$(22,231)	$(15,205)	$(8,091)	$(23,296)
(Benefit from) provision for income taxes	(43)	—	(43)	(742)	(632)	(1,374)
Depreciation and amortization	6,835	123	6,958	5,818	571	6,389
Stock-based compensation expense	698	1,441	2,139	1,929	768	2,697
Purchase consideration expense(3)	—	568	568	—	—	—
Interest expense, net	—	4,497	4,497	—	720	720
Foreign currency impact	—	(49)	(49)	(1,631)	(28)	(1,659)
Gain on debt extinguishment	—	(8)	(8)	—	—	—
Acquisition and due diligence costs(4)	—	241	241	—	4,271	4,271
Loss (gain) on sale	—	172	172	—	(2,572)	(2,572)
Contribution of business held for sale(5)	(5)	—	(5)	872	—	872
Variable consultant performance bonus expense(6)	—	—	—	237	—	237
Severance and executive transition costs	831	80	911	474	215	689
Non-GAAP net loss	$(710)	$(6,140)	$(6,850)	$(8,248)	$(4,778)	$(13,026)

(in thousands)
	Six Months Ended June 30,
	2024			2023
	Core Operations(1)	Corporate(2)	Total	Core Operations(1)	Corporate(2)	Total
Net loss	$(20,018)	$(27,411)	$(47,429)	$(27,775)	$(18,484)	$(46,259)
(Benefit from) provision for income taxes	(1,088)	—	(1,088)	(1,246)	(399)	(1,645)
Depreciation and amortization	14,244	216	14,460	11,572	724	12,296
Stock-based compensation expense	1,738	2,009	3,747	4,264	2,350	6,614
Change in fair value of contingent consideration	—	—	—	—	651	651
Purchase consideration expense(3)	—	885	885	—	—	—
Interest expense, net	—	8,488	8,488	9	1,516	1,525
Foreign currency impact	—	363	363	(2,777)	(43)	(2,820)
Gain on debt extinguishment	—	(8)	(8)	—	—	—
Acquisition and due diligence costs(4)	140	1,042	1,182	—	5,076	5,076
Loss (gain) on sale	—	172	172	—	(2,572)	(2,572)
Contribution of business held for sale(5)	(2)	—	(2)	1,789	—	1,789
Variable consultant performance bonus expense(6)	—	—	-	631	—	631
Severance and executive transition costs	3,098	1,663	4,761	1,501	632	2,133
Non-GAAP net loss	$(1,888)	$(12,581)	$(14,469)	$(12,032)	$(10,549)	$(22,581)

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

(3) Purchase consideration expense includes consideration related to acquisitions.

(4) For the three and six months ended June 30, 2024, acquisition and due diligence costs are comprised of professional fees related to acquisitions and divestitures.

(5) Contribution of business held for sale relates to the net loss for the periods presented for our Energy Group that we divested during the second quarter of 2023.

(6) Variable consultant performance bonus expense represents the bonus payments paid to Mr. Chad Steelberg as a result of his achievement of the performance goals pursuant to his consulting agreement with us.

For the three months ended June 30, 2024, our loss from operations decreased to $17.7 million compared to $28.2 million in the corresponding prior year period. For the six months ended June 30, 2024 our loss from operations decreased to $39.5 million compared to

$51.8 million in the corresponding prior year period. The following tables set forth the calculation of our non-GAAP gross profit and non-GAAP gross margin, followed by a reconciliation of non-GAAP to GAAP financial information presented in our condensed consolidated financial statements for three and six months ended June 30, 2024 and 2023.

(dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Loss from operations	$(17,662)	$(28,180)	$(39,502)	$(51,769)
Sales and marketing	12,674	13,124	24,478	25,814
Research and development	6,645	10,519	15,860	22,046
General and administrative	16,765	19,025	36,185	36,422
Amortization	5,990	5,714	11,981	11,143
Non-GAAP gross profit	$24,412	$20,202	$49,002	$43,656

(dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$30,992	$27,967	$62,628	$58,230
Cost of revenue	6,580	7,765	13,626	14,574
Non-GAAP gross profit	$24,412	$20,202	$49,002	$43,656
Non-GAAP gross margin	78.8%	72.2%	78.2%	75.0%

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$30,992	$27,967	$62,628	$58,230
Cost of revenue	6,580	7,765	13,626	14,574
Non-GAAP gross profit	24,412	20,202	49,002	43,656

GAAP cost of revenue	6,580	7,765	13,626	14,574
Stock-based compensation expense	—	(17)	1	(37)
Non-GAAP cost of revenue	6,580	7,748	13,627	14,537

GAAP sales and marketing expenses	12,674	13,124	24,478	25,814
Depreciation	(24)	(6)	(48)	(12)
Stock-based compensation expense	(306)	(529)	(482)	(705)
Contribution of business held for sale (2)	—	(221)	—	(484)
Severance and executive transition costs	(477)	(190)	(980)	(503)
Non-GAAP sales and marketing expenses	11,867	12,178	22,968	24,110

GAAP research and development expenses	6,645	10,519	15,860	22,046
Depreciation	(562)	(292)	(1,352)	(519)
Stock-based compensation expense	(96)	(1,127)	(628)	(2,669)
Contribution of business held for sale (2)	—	(559)	—	(1,117)
Severance and executive transition costs	(265)	(151)	(1,457)	(680)
Non-GAAP research and development expenses	5,722	8,390	12,423	17,061

GAAP general and administrative expenses	16,765	19,025	36,185	36,422
Depreciation	(382)	(377)	(1,079)	(622)
Stock-based compensation expense	(1,737)	(1,024)	(2,638)	(3,203)
Change in fair value of contingent consideration	—	—	—	(651)
Purchase consideration expense (3)	(568)	—	(885)	—
Variable consultant performance bonus expense (4)	—	(237)	—	(631)
Contribution of business held for sale (2)	5	(92)	2	(188)
Acquisition and due diligence costs (5)	(241)	(4,271)	(1,182)	(5,076)
Severance and executive transition costs	(169)	(348)	(2,324)	(950)
Non-GAAP general and administrative expenses	13,673	12,676	28,079	25,101

GAAP amortization	(5,990)	(5,714)	(11,981)	(11,143)

GAAP loss from operations	(17,662)	(28,180)	(39,502)	(51,769)
Total non-GAAP adjustments (1)	10,812	15,155	25,033	29,190
Non-GAAP loss from operations	(6,850)	(13,025)	(14,469)	(22,579)

GAAP other income (expense), net	(4,612)	3,510	(9,015)	3,865
Gain on debt extinguishment	(8)	—	(8)	—
Loss (gain) on sale	172	(2,572)	172	(2,572)
Foreign currency impact	(49)	(1,659)	363	(2,820)
Interest expense, net	4,497	720	8,488	1,525
Non-GAAP other expense, net	—	(1)	—	(2)

GAAP loss before income taxes	(22,274)	(24,670)	(48,517)	(47,904)
Total non-GAAP adjustments (1)	15,424	11,644	34,048	25,323
Non-GAAP loss before income taxes	(6,850)	(13,026)	(14,469)	(22,581)

(Benefit from) provision for income taxes	(43)	(1,374)	(1,088)	(1,645)

GAAP net loss	(22,231)	(23,296)	(47,429)	(46,259)
Total non-GAAP adjustments (1)	15,381	10,270	32,960	23,678
Non-GAAP net loss	$(6,850)	$(13,026)	$(14,469)	$(22,581)

Shares used in computing non-GAAP basic and diluted net loss per share (in 000's)	37,814	36,849	37,584	36,719
Non-GAAP basic and diluted net loss per share	$(0.18)	$(0.35)	$(0.38)	$(0.61)

(1) Adjustments are comprised of the adjustments to GAAP cost of revenue, sales and marketing expenses, research and development expenses and general and administrative expenses and other income (expense), net (where applicable) listed above.

(2) Contribution of business held for sale relates to the net loss for the periods presented for our Energy Group that we divested during Q2 2023.

(3) Purchase consideration expense includes consideration related to acquisitions.

(4) Variable consultant performance bonus expense represents the bonus payments paid to Mr. Chad Steelberg as a result of his achievement of the performance goals pursuant to his consulting agreement with us.

(5) For the three and six months ended June 30, 2024, acquisition and due diligence costs are comprised of professional fees related to acquisitions and divestitures.

Supplemental Financial Information

We are providing the following unaudited supplemental financial information regarding our Software Products & Services and Managed Services as a lookback of prior years to explain our recent historical and year-over-year performance.

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

Software Products & Services Supplemental Financial Information

The following table sets forth the results for each of our Software Products & Services supplemental financial information.

	Quarter Ended
	Mar 31,	Jun 30,	Sept 30,	Dec 31,	Mar 31,	Jun 30,	Sept 30,	Dec 31,	Mar 31,	Jun 30,
	2022 (1)	2022 (1)	2022 (1)	2022 (1)	2023 (1)	2023 (1)	2023	2023	2024	2024
Pro Forma Software Revenue (in 000's) (2)	$26,319	$26,650	$28,603	$35,612	$22,423	$20,859	$20,361	$19,824	$15,223	$15,632
Total Software Products & Services Customers (3)	3,673	3,718	3,787	3,824	3,773	3,705	3,536	3,459	3,384	3,437
Annual Recurring Revenue (SaaS) (in 000's) (4)	$48,392	$44,465	$43,925	$46,248	$45,453	$47,720	$47,756	$49,122	$49,064	$49,223
Annual Recurring Revenue (Consumption) (in 000's) (5)	$87,445	$85,901	$85,091	$71,754	$67,242	$60,229	$41,543	$30,967	$23,510	$18,701
Total New Bookings (in 000's) (6)	$16,643	$22,009	$23,793	$26,342	$22,794	$8,388	$15,501	$17,457	$12,964	$14,047
Gross Revenue Retention (7)	>90%	>90%	>90%	>90%	>90%	>90%	>90%	>90%	>90%	>90%

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

The following table sets forth the reconciliation of revenue to pro forma revenue and the calculation of pro forma annual recurring revenue.

	Quarter Ended
	Mar 31,	Jun 30,	Sept 30,	Dec 31,	Mar 31,	Jun 30,	Sept 30,	Dec 31,	Mar 31,	Jun 30,
	2022	2022	2022	2022	2023	2023	2023	2023	2024	2024
Software Products & Services Revenue (in 000’s)	$18,167	$18,379	$20,812	$27,220	$14,127	$14,093	$20,361	$19,820	$15,220	$15,632
Broadbean Revenue (in 000’s) (1)	6,204	6,974	7,639	8,230	8,156	8,374	8,739	8,662	8,517	8,690
Broadbean Revenue included in Software Products & Services Revenue (in 000’s)	—	—	—	—	—	(1,716)	(8,739)	(8,662)	(8,517)	(8,690)
Pro Forma Software Revenue (in 000’s)	$24,371	$25,353	$28,451	$35,450	$22,283	$20,751	$20,361	$19,820	$15,220	$15,632
Managed Services Revenue (in 000’s)	16,240	15,856	16,384	16,670	16,136	13,874	14,772	14,377	16,416	15,360
Total Pro Forma Revenue (in 000’s)	$40,611	$41,209	$44,835	$52,120	$38,419	$34,625	$35,133	$34,197	$31,636	$30,992

	Trailing Twelve Months Ended
	Mar 31,	Jun 30,	Sept 30,	Dec 31,	Mar 31,	Jun 30,	Sept 30,	Dec 31,	Mar 31,	Jun 30,
	2022	2022	2022	2022	2023	2023	2023	2023	2024	2024
Software Products & Services Revenue (in 000’s)	$72,997	$85,796	$97,581	$84,578	$80,538	$76,252	$75,801	$68,401	$69,494	$71,033
Broadbean Revenue (in 000’s) (1)	29,599	30,006	30,136	29,047	30,999	32,399	33,499	33,931	34,292	34,608
Broadbean Revenue included in Software Products & Services Revenue (in 000’s)	—	—	—	—	—	(1,716)	(10,455)	(19,117)	(27,634)	(34,608)
Pro Forma Software Revenue (in 000’s)	$102,596	$115,802	$127,717	$113,625	$111,537	$106,935	$98,845	$83,215	$76,152	$71,033
Managed Services Revenue (in 000’s)	58,419	60,546	63,406	65,150	65,046	63,064	61,452	59,159	59,439	60,925
Total Pro Forma Revenue (in 000’s)	$161,015	$176,348	$191,123	$178,775	$176,583	$169,999	$160,297	$142,374	$135,591	$131,958

Pro Forma Total Number of Customers	3,673	3,718	3,787	3,824	3,773	3,705	3,536	3,459	3,384	3,437
Pro Forma Annual Recurring Revenue (in 000’s) (2)	$135,837	$130,366	$129,016	$118,002	$112,695	$107,949	$89,299	$80,089	$72,574	$67,924

(1) “Pro Forma Software Revenue” includes historical Software Products & Services Revenue from the past ten (10) fiscal quarters of each of Veritone, Inc. and Broadbean and presents such revenue on a combined pro forma basis treating Broadbean as owned by Veritone, Inc. since January 1, 2022.

(2) “Pro Forma Annual Recurring Revenue” represents an annualized calculation of the monthly recurring revenue in the last period of the calculated quarter, combined with the trailing twelve month calculation for all non-recurring and/or consumption based revenue for all active customers.

Managed Services Supplemental Financial Information

The following table sets forth the results for each of the key performance indicators for Managed Services.

	Quarter Ended
	Mar 31,	Jun 30,	Sept 30,	Dec 31,	Mar 31,	Jun 30,	Sept 30,	Dec 31,	Mar 31,	Jun 30,
	2022	2022	2022	2022	2023	2023	2023	2023	2024	2024
Avg billings per active Managed Services client (in 000's)(1)	$684	$736	$747	$823	$771	$576	$620	$647	$793	$727
Revenue during quarter (in 000's)(2)	$10,735	$9,625	$10,035	$11,074	$9,337	$6,876	$8,827	$8,612	$9,333	$8,402

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

Results of Operations

The following tables set forth our results of operations for the three and six months ended June 30, 2024 and 2023, in dollars and as a percentage of our revenue for those periods. The period-to-period comparisons of our historical results are not necessarily indicative of the results that may be expected in the future.

(dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$30,992	$27,967	$62,628	$58,230
Operating expenses:
Cost of revenue	6,580	7,765	13,626	14,574
Sales and marketing	12,674	13,124	24,478	25,814
Research and development	6,645	10,519	15,860	22,046
General and administrative	16,765	19,025	36,185	36,422
Amortization	5,990	5,714	11,981	11,143
Total operating expenses	48,654	56,147	102,130	109,999
Loss from operations	(17,662)	(28,180)	(39,502)	(51,769)
Other income (expense), net	(4,612)	3,510	(9,015)	3,865
Loss before provision for income taxes	(22,274)	(24,670)	(48,517)	(47,904)
(Benefit from) provision for income taxes	(43)	(1,374)	(1,088)	(1,645)
Net loss	$(22,231)	$(23,296)	$(47,429)	$(46,259)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenue	21.2	27.8	21.8	25.0
Sales and marketing	40.9	46.9	39.1	44.3
Research and development	21.4	37.6	25.3	37.9
General and administrative	54.1	68.0	57.8	62.5
Amortization	19.3	20.4	19.1	19.1
Total operating expenses	156.9	200.7	163.1	188.8
Loss from operations	(56.9)	(100.7)	(63.1)	(88.8)
Other income (expense), net	(14.9)	12.6	(14.4)	6.6
Loss before provision for income taxes	(71.8)	(88.1)	(77.5)	(82.2)
(Benefit from) provision for income taxes	(0.1)	(4.9)	(1.7)	(2.8)
Net loss	(71.7)	(83.2)	(75.8)	(79.4)

Three and Six Months Ended June 30, 2024 Compared with Three and Six Months Ended June 30, 2023

Revenue

	Three Months Ended June 30,
	2024			2023
	Commercial	Public		Commercial	Public
	Enterprise	Sector	Total	Enterprise	Sector	Total
Software Products & Services	$14,510	$1,122	$15,632	$12,492	$1,601	$14,093
Managed Services	15,360	—	15,360	13,874	—	13,874
Revenue	$29,870	$1,122	$30,992	$26,366	$1,601	$27,967

	Six Months Ended June 30,
	2024			2023
	Commercial	Public		Commercial	Public
	Enterprise	Sector	Total	Enterprise	Sector	Total
Software Products & Services	$28,212	$2,640	$30,852	$25,224	$2,996	$28,220
Managed Services	31,776	—	31,776	30,010	—	30,010
Revenue	$59,988	$2,640	$62,628	$55,234	$2,996	$58,230

Commercial Enterprise

Commercial Enterprise Software Products & Services revenue increased $2.0 million, or 16.2%, in the three months ended June 30, 2024 compared to the corresponding prior year period and increased $3.0 million, or 11.8%, in the six months ended June 30, 2024 compared to the corresponding prior year period, in each case, primarily due to the addition of Broadbean in the second quarter of 2023, partially offset by decreased revenue from consumption-based customers, including Amazon. We also realized a 3.1% increase from recurring subscription-based SaaS revenue customers for the three months ended June 30, 2024 compared to the prior year period. Commercial Enterprise Managed Services increased $1.5 million, or 10.7%, in the three months ended June 30, 2024 compared to the corresponding prior year period and increased $1.8 million, or 5.9%, in the six months ended June 30, 2024 compared to the corresponding prior year period, in each case, primarily due to increases in advertising revenue driven by the current advertising economic environment.

Public Sector

Public Sector Software Products & Services revenue decreased $0.5 million, or 29.9%, in the three months ended June 30, 2024 compared to the corresponding prior year period and decreased $0.4 million, or 11.9%, in the six months ended June 30, 2024 compared to the corresponding prior year period, primarily due to certain one-time service revenues in the three months ended June 30, 2023 that did not recur in three months ended June 20, 2024, partially offset by organic growth in software revenues from public safety and federal customers. In some cases, Software Products & Services revenue from Public Sector customers in certain markets, particularly our government customers, can be project-based and impacted by the timing of such projects. As such, we expect that our revenue from these markets could fluctuate significantly from period to period.

Operating Expenses

(dollars in thousands)	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Cost of revenue	$6,580	$7,765	$(1,185)	(15.3)%	$13,626	$14,574	$(948)	(6.5)%
Sales and marketing	12,674	13,124	(450)	(3.4)%	24,478	25,814	(1,336)	(5.2)%
Research and development	6,645	10,519	(3,874)	(36.8)%	15,860	22,046	(6,186)	(28.1)%
General and administrative	16,765	19,025	(2,260)	(11.9)%	36,185	36,422	(237)	(0.7)%
Amortization	5,990	5,714	276	4.8%	11,981	11,143	838	7.5%
Total operating expenses	$48,654	$56,147	$(7,493)	(13.3)%	$102,130	$109,999	$(7,869)	(7.2)%

Cost of Revenue. Cost of revenue decreased by $1.2 million and $0.9 million in the three and six months ended June 30, 2024, respectively, compared to the corresponding prior year periods, in each case, primarily due to improved margins from certain of our customers and a shift in the mix of revenues from lower margin Managed Services products to higher margin Software Products & Services products. During the six months ended June 30, 2024, Software Products & Services products accounted for 49.3% of revenues compared to 48.5% in the prior year period. Cost of revenues as a percentage of revenue improved to 21.2% and 21.8% in the three and six months ended June 30, 2024, respectively, as compared to 27.8% and 25.0% in the three and six months ended June 30, 2023, respectively.

Sales and Marketing. Sales and marketing expenses decreased by $0.5 million and $1.3 million in the three and six months ended June 30, 2024, respectively, compared to the corresponding prior year periods, in each case, primarily due to cost reduction initiatives announced in the first quarter of 2023 and reduced advertising spend, partially offset by increased sales and marketing expense as a result of the acquisition of Broadbean in June 2023. As a percentage of revenue, sales and marketing expenses decreased to 40.9% and 39.1% during the three and six months ended June 30, 2024, respectively, from 46.9% and 44.3% during the three and six months ended June 30, 2023, respectively.

Research and Development. Research and development expenses decreased by $3.9 million, or 36.8%, and $6.2 million, or 28.1%, in the three and six months ended June 30, 2024, respectively, compared with the corresponding prior year periods, in each case, principally due to decreased personnel-related costs resulting from various cost reduction initiatives, partially offset by increases in research and development costs from the acquisition of Broadbean in June 2023 and increased capitalized costs for internal use software. As a percentage of revenue, research and development expenses decreased to 21.4% and 25.3% during the three and six months ended June 30, 2024, respectively, from 37.6% and 37.9% during the three and six months ended June 30, 2023, respectively.

General and Administrative. General and administrative expenses decreased by $2.3 million, or 11.9% in the three months ended June 30, 2024 compared with the corresponding prior year period, principally due to reductions in non-recurring professional fees largely associated with the Broadbean acquisition and personnel-related costs resulting from various cost reduction initiatives, partially offset by additional costs resulting from the June 2023 Broadbean acquisition. General and administrative expenses decreased by $0.2 million, or 0.7% in the six months ended June 30, 2024 compared with the corresponding prior year period, primarily due to the decrease in the second quarter of 2024, described above, partially offset by a net increase in the first quarter of 2024 compared to the prior year period, which was driven by increased costs from the June 2023 Broadbean acquisition, partially offset by expense reductions in stock based compensation and personnel related costs.

Amortization Expense. Amortization expense increased in the three and six months ended June 30, 2024 compared with the corresponding prior year period primarily due to the addition of amortization expense related to our June 2023 acquisition of Broadbean, partially offset by certain assets being fully amortized in the third quarter of 2023.

Other Income (Expense), Net

Other expense, net of $4.6 million for the three months ended June 30, 2024 was primarily due to interest expense, net of $4.5 million, driven by increased interest expense from our Term Loan. Other income, net of $3.5 million for the three months ended June 30, 2023 was comprised primarily of a gain on the sale of the energy group of $2.6 million and a foreign exchange gain of $1.7 million, offset by interest expense, net of $0.7 million. Other expense, net of $9.0 million for the six months ended June 30, 2024 was primarily due to interest expense, net of $8.5 million, driven by increased interest expense from our Term Loan, and a foreign exchange loss of $0.4 million. Other income, net of 3.9 million for the six months ended June 30, 2023 was comprised primarily of a gain on the sale of the energy group of $2.6 million and a foreign exchange gain of $2.8 million, offset by interest expense, net of $1.5 million.

Non-GAAP Gross Profit

Our non-GAAP gross profit is calculated as our revenue less our cost of revenue for the three and six months ended June 30, 2024 and 2023. A reconciliation of non-GAAP gross profit to loss from operations presented in our condensed consolidated financial statements for the three and six months ended June 30, 2024 and 2023 is shown below.

(dollars in thousands)	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Loss from operations	$(17,662)	$(28,180)	$10,518	(37.3)%	$(39,502)	$(51,769)	$12,267	(23.7)%
Sales and marketing	12,674	13,124	(450)	(3.4)%	24,478	25,814	(1,336)	(5.2)%
Research and development	6,645	10,519	(3,874)	(36.8)%	15,860	22,046	(6,186)	(28.1)%
General and administrative	16,765	19,025	(2,260)	(11.9)%	36,185	36,422	(237)	(0.7)%
Amortization	5,990	5,714	276	4.8%	11,981	11,143	838	7.5%
Non-GAAP gross profit	$24,412	$20,202	$4,210	20.8%	$49,002	$43,656	$5,346	12.2%
Non-GAAP gross margin	78.8%	72.2%			78.2%	75.0%

(dollars in thousands)	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Revenue	$30,992	$27,967	$3,025	10.8%	$62,628	$58,230	$4,398	7.6%
Cost of revenue	6,580	7,765	(1,185)	(15.3)%	13,626	14,574	(948)	(6.5)%
Non-GAAP gross profit	$24,412	$20,202	$4,210	20.8%	$49,002	$43,656	$5,346	12.2%
Non-GAAP gross margin	78.8%	72.2%			78.2%	75.0%

The improvement in loss from operations for the three and six months ended June 30, 2024 compared to the prior year periods resulted from our increase in revenue and decrease in total operating expenses for the reasons noted above. The increase in non-GAAP gross profit and non-GAAP gross margin in the three and six months ended June 30, 2024 compared with the corresponding prior year periods was primarily due to an increases in revenue and improved Non-GAAP gross margins compared to the corresponding prior year periods.

Liquidity, Capital Resources and Going Concern

We have historically financed our business through the sale of equity and debt securities. Our principal sources of liquidity are our cash and cash equivalents, which totaled $46.0 million as of June 30, 2024, compared with total cash and cash equivalents of $79.4 million as of December 31, 2023. The decrease in our cash and cash equivalents as of June 30, 2024 as compared with December 31, 2023 was primarily due to cash used in operating activities of $27.8 million during the six months ended June 30, 2024.

In December 2023, we and certain of our subsidiaries, as guarantors, entered into a Credit and Guaranty Agreement (the “Credit Agreement”), by and among the Company and certain of our subsidiaries, as guarantors, and certain funds managed by Highbridge Capital Management, LLC and with certain other lenders (collectively, the “Lenders”) and Wilmington Savings Fund Society, FSB, as administrative agent and collateral agent. The Credit Agreement provides for a $77.5 million senior secured term loan (the “Term Loan”), which was fully drawn by us on closing of the Term Loan. Based on our liquidity position at June 30, 2024 and our current forecast of operating results and cash flows, absent any other action, management determined that there is substantial doubt about our ability to continue as a going concern over the twelve months following the filing of this Quarterly Report on Form 10-Q, principally driven by our current debt service obligations, historical negative cash flows and recurring losses. We will require additional liquidity to continue our operations over the next twelve months.

In the near term, and to meet our obligations as they come due, management is evaluating strategies to obtain funding for future operations. These strategies may include, but are not limited to, obtaining equity financing, debt and/or further restructuring of operations to grow revenues and decrease operating expenses, which include capturing past cost reductions and potential future cost synergies from our past acquisitions.

In addition, management recently announced a formal process to divest the Asset, which transaction management intends to close within the twelve months following the filing of this Quarterly Report on Form 10-Q. If consummated, this transaction is expected to generate substantial cash proceeds to be used to repay a portion of our Term Loan and fund future operations. There is no assurance that such transaction will close in the subsequent twelve-month period, or at all, and as a result these cash flows have been excluded from management’s plans to remediate the doubt of going concern.

The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We may not be able to access additional equity under acceptable terms, and may not be successful in future operational restructurings or at growing our revenue base. If we are unable to sell the Asset on terms favorable to us, or at all, our ability to execute on our operating plans may be materially adversely impacted. If we become unable to continue as a going concern, we may have to dispose of other or additional assets and might realize significantly less value than the values at which they are carried on our condensed consolidated financial statements. These actions may cause stockholders to lose all or part of their investment in our common stock. Our condensed consolidated financial statements do not include any adjustments that might result from our being unable to continue as a going concern. If we cannot continue as a going concern, adjustments to the carrying values and classification of our assets and liabilities and the reported amounts of income and expenses could be required and could be material.

Cash Flows

A summary of cash flows from our operating, investing and financing activities is shown in the table below.

(in thousands)	Six Months Ended June 30,
	2024	2023
Cash used in operating activities	$(27,791)	$(58,533)
Cash used in investing activities	(1,599)	(55,078)
Cash used in financing activities	(3,959)	(8,132)
Net decrease in cash, cash equivalents and restricted cash	$(33,349)	$(121,743)

Operating Activities

Our operating activities used cash of $27.8 million in the six months ended June 30, 2024, due primarily to our net loss of $47.4 million, adjusted by $19.4 million in non-cash expenses, including $14.5 million in depreciation and amortization, $3.7 million in stock-based compensation expense and $3.0 million of amortized debt issuance costs. Cash generated by operating activities in the six months ended June 30, 2024 was partially offset by a net working capital impact of $0.3 million, primarily due to net cash inflows from changes in accounts receivable of $14.8 million, client advances of $17.9 million, and prepaid expenses and other current assets of $1.6 million, partially offset by net cash outflows due to the timing of accrued media payments of $24.6 million and expenditures billable to clients of $9.3 million.

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

Investing Activities

Our investing activities for the six months ended June 30, 2024 used cash of $1.6 million driven by capital expenditures, partially offset by proceeds from the sale of our interest in GridBeyond Limited, an Ireland-based privately held company.

Our investing activities for the six months ended June 30, 2023 used cash of $55.1 million primarily for $50.2 million in cash paid for the Broadbean acquisition net of cash acquired and $2.7 million in deferred consideration primarily related to our March 2022 Acquisition and the VocaliD acquisition, and $2.7 million in capital expenditures, with these uses of cash partially offset by $0.5 million in proceeds from the sale of our energy group in June 2023.

Financing Activities

Our financing activities for the six months ended June 30, 2024 used cash of $4.0 million, driven primarily by $1.9 million of principal paid on our Term Loan and $1.8 million in deferred consideration paid related to the 2022 acquisitions.

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

Contractual Obligations and Known Future Cash Requirements

As of June 30, 2024, our debt obligations are comprised of our Term Loan and our 1.75% convertible senior notes due in 2026 (the “Convertible Notes”). As of June 30, 2024, we have $75.6 million principal amount outstanding under our Term Loan that matures in December 2027 and $91.2 million aggregate principal amount outstanding of our Convertible Notes that mature in November 2026.

As of June 30, 2024, we have no other present agreements or commitments with respect to any material acquisitions of businesses or technologies or any other material capital expenditures.

As of June 30, 2024, we have recorded $2.0 million of gross liability for uncertain tax positions, including interest and penalties. Based upon the information available and possible outcomes, we cannot reasonably estimate the amount and period in which the liability might be paid.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2024. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to enable timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms promulgated by the SEC. Our management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and there is no assurance that our disclosure controls and procedures will operate effectively under all circumstances. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2024, our disclosure controls and procedures were not effective at the reasonable assurance level due to the following material weaknesses in internal control over financial reporting.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

During the preparation of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, management identified a material weakness in internal control over financial reporting as the Company did not have an effective information and communication process that identified and assessed the source of and controls necessary to ensure the reliability of information used in financial reporting and for providing information required for effective activity level controls. This material weakness could have resulted in a material misstatement to the Company's interim condensed consolidated financial statements that would not be prevented or detected on a timely basis.

During the preparation of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, management identified the following material weaknesses in internal control over financial reporting:

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

Remediation of Material Weaknesses in Internal Control Over Financial Reporting

In order to remediate the material weaknesses, management is taking remediation actions including: (i) engagement of an outside firm to assist with the remediation actions in March 2024; (ii) development of a more robust plan and risk assessment around the proper design, testing and assessment of internal controls over financial reporting in April 2024; (iii) developing a training program addressing ITGCs and policies, including educating control owners concerning the principles and requirements of each control, with a focus on those related to user access and change management over IT systems impacting financial reporting; (iv) developing and maintaining documentation of underlying ITGCs to promote knowledge transfer upon personnel and function changes; (v) implementing an IT management review and testing plan to monitor ITGCs with a specific focus on systems supporting our financial reporting processes and (vi) hiring and training staff on proper accounting for foreign exchange translation, transactions when consolidating foreign subsidiaries and the proper, accurate and timely evaluation of the realizability of long lived assets, including goodwill and intangible assets. Management has also hired additional staff to oversee the implementation and testing of these remediation actions. To further remediate the existing material weakness identified herein, the management team, including the Chief Executive Officer and Chief Financial Officer, have reaffirmed and re-emphasized the importance of internal controls, control consciousness and a strong control environment. We are committed to maintaining a strong control environment and believe that these remediation efforts represent continued improvement in our control environment. We also expect to continue to review, optimize and enhance our financial reporting controls and procedures. A material weakness will not be considered remediated until the applicable remediated control operates for a sufficient period of time and management has concluded, through testing, that this enhanced control is operating effectively.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our ability to continue as a going concern depends on, among other factors, our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and certain financial, business and other factors beyond our control.

Based on our liquidity position at June 30, 2024 and our current forecast of operating results and cash flows, absent any other action, management determined that there is substantial doubt about our ability to continue as a going concern over the twelve months following the filing of this Quarterly Report on Form 10-Q, principally driven by our current debt service obligations, historical negative cash flows and recurring losses. Our ability to continue as a going concern is dependent on our ability to service our debt obligations under the Term Loan as they become due, which, in turn, is dependent on, among other factors, our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and certain financial, business and other factors beyond our control. Our determination that we may be unable to continue as a going concern may materially harm our business and reputation and may make it more difficult for us to obtain financing for the continuation of our operations, including through equity financings, incurring additional debt or otherwise, which in turn, may adversely impact our financial condition, results of operations and cash flows.

In the near term, to meet our cash obligations as they come due, we are evaluating strategies to obtain funding for future operations. These strategies may include, but are not limited to, obtaining equity financing, debt and/or further restructuring of operations to grow revenues and decrease operating expenses, which include capturing past cost reduction and potential future cost synergies from our past acquisitions. In addition, management recently commenced a formal process to divest the Asset, which transaction management intends to close within the twelve months following the filing of this Quarterly Report on Form 10-Q. If consummated, this transaction is expected to generate substantial cash proceeds to be used to pay down a portion of the Term Loan and fund future operations. There is no assurance that such transaction will close in the subsequent twelve-month period, or at all, and as a result, these cash flows have been excluded from management’s plans to remediate the doubt of going concern.

The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We may not be able to access additional equity under acceptable terms, and may not be successful in future operational restructurings or at growing our revenue base. If we are unable to capture past cost reduction and potential future cost synergies from our past acquisitions or consummate the sale of the Asset on terms favorable to us, or at all, we would likely not have sufficient cash on hand or available liquidity to service our current debt obligations, and our ability to execute on our operating plans may be materially adversely impacted. If we become unable to continue as a going concern, we may have to dispose of other or additional assets and might realize significantly less value than the values at which they are carried on our condensed consolidated financial statements. These actions may cause stockholders to lose all or part of their investment in our common stock. If we cannot continue as a going concern, adjustments to the carrying values and classification of our assets and liabilities and the reported amounts of income and expenses could be required and could be material.

The security or operation of our platform, networks, computer systems or data, or those of third parties upon which we rely, may be breached or otherwise disrupted, and any such breach or other disruption could have an adverse effect on our business and reputation.

In the ordinary course of business, we process proprietary, confidential, and sensitive data, including proprietary and confidential business data, trade secrets, intellectual property, sensitive third-party data, business plans, transactions, financial information, and biometric data (collectively, sensitive information). Certain data privacy and security obligations may require us to implement and maintain specific security measures or industry-standard or reasonable security measures designed to protect our information technology systems and sensitive information. In particular, the data processed and stored in our platform, networks, and computer systems by customers in the government market may contain highly sensitive data protected under government regulations, and we are obligated to comply with stringent requirements related to the security of such data, such as FedRAMP and Criminal Justice Information Services (“CJIS”) security requirements.

Individuals or entities have in the past and may in the future attempt to penetrate our network, computer system or platform security, or that of our third-party hosting and storage providers and other third parties upon which we rely, and could gain access to our sensitive information, including customer data. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation, nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, the third parties upon which we rely, and our customers may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our services. For example, we have operations and third parties upon which we rely to support our business located in unstable regions and regions experiencing (or expected to experience) geopolitical or other conflicts, including in the Middle East, where businesses have experienced an increase in cyberattacks in relation to the Israel/Hamas conflict.

In addition, our network, computer system or platform are subject to a variety of evolving threats, including but not limited to computer malware (including as a result of advanced persistent threat intrusions), viruses, worms and computer hacking, fraudulent use attempts, phishing and other social engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake), denial-of-service attacks, credential stuffing attacks, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks and disruptions, adware, attacks enhanced or facilitated by AI, and other similar threats, all of which have become more prevalent in our industry. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, loss of sensitive information and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. It may be difficult and/or costly to detect, investigate, mitigate, contain, and remediate a security incident. Our efforts to do so may not be successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems. Our data and information systems or those of third party service providers on which we rely may also fail for reasons other than malicious activity, including but not limited to software bugs, server malfunctions, software or hardware failures, service outages, loss of data or other information technology assets, telecommunications failures, earthquakes, fires, and floods.

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

These and other threats, attacks, disruptions, outages, or accidents involving us or our third party service providers could result in the unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure, access, unavailability or misappropriation of our proprietary or confidential information, including of our customers and their employees or third parties, and/or damage to our or our third party service providers’ platform, network, or computer systems. For instance, in the second quarter of 2024, we were made aware of an article posted by a security researcher which identified a temporary vulnerability related to two Azure environments related to a limited number of government customers. The vulnerability was remediated as of June 30, 2024, and we notified our potentially affected customers. Our investigation into and response to the matter and this issue has concluded and has not resulted in the loss of any of our customers.

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

Applicable data privacy and security obligations may require us, or we may voluntarily choose, to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents or vulnerabilities, or to take other actions, such as providing credit monitoring and identity theft protection services. Such disclosures and related actions are costly, and the disclosure or the failure to comply with such applicable requirements could lead to adverse consequences. An actual or perceived security breach of our platform, network or computer systems, or those of our technology service providers or third party vendors, could result in adverse consequences such as the loss of business, financial losses, reputational damage, negative publicity, government enforcement actions (for example, regulatory investigations, orders, fines, penalties, audits, and inspections), additional reporting requirements and/or oversight, litigation (including class claims), indemnity obligations, damages for contract breach, civil and criminal penalties (including for violation of applicable laws, regulations or contractual obligations), restrictions on processing sensitive data (including personal data), diversion of management attention, interruptions in our operations (including availability of data), significant costs, fees and other monetary payments for remediation, and other similar harms.

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

The reliability and continuous availability of our platform and services is critical to our success. However, software such as ours can contain errors, defects, security vulnerabilities or software bugs that are difficult to detect and correct, particularly when such vulnerabilities are first introduced or when new versions or enhancements of our product are released. Additionally, even if we are able to develop a patch or other fix to address such vulnerabilities, such fix may be difficult to push out to our customers or otherwise be delayed. Furthermore, our business depends upon the appropriate and successful implementation of our platform and services by our customers. If our customers fail to use our platform or services according to our specifications, our customers may suffer a security incident on their own systems or other adverse consequences. Even if such an incident is unrelated to our security practices, it could result in our incurring significant economic and operational costs in investigating, remediating, and implementing additional measures to further protect our customers from their own vulnerabilities, and could result in reputational harm. In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveal competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Additionally, our sensitive information or sensitive information of our customers could be leaked, disclosed, or revealed as a result of or in connection with the use of generative AI technologies by our employees, personnel, or vendors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three and six months ended June 30, 2024, we issued 91,153 and 298,110 shares of our common stock (“Common Stock”) to certain Warrant Holders upon the exercise of 150,200 and 499,857 warrants held by them, respectively. Each warrant was cashless exercised at a strike price of $2.5760. The shares of Common Stock issued upon exercise of these warrants were issued in reliance on an exemption from registration provided by Section 3(a)(9) of the Securities Act. Each of the Warrant Holders represented that they were acquiring the warrants and, upon any exercise thereof, will acquire shares of Common Stock issuable upon such exercise, for such Warrant Holder’s own account and not with a view to distribution or resale in violation of the Securities Act or any applicable state securities law.

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

3.1	Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 23, 2017).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on May 23, 2017).

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1+	Certifications pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	Cover page formatted as Inline XBRL and contained in Exhibit 101.

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

Veritone, Inc.

August 14, 2024	By:	/s/ Michael L. Zemetra
Michael L. Zemetra
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)