Form 10-Q
period 2024-09-30
Veritone, Inc.
filed 2024-11-12
CIK 1615165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 11, 2024, 38,241,762 shares of the registrant’s common stock were outstanding.

VERITONE, INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2024

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
▪
our ability to realize the intended benefits of our acquisitions, sales, divestitures and other planned cost savings measures, including the sale of our full-service advertising agency, Veritone One (as defined below) and our ability to successfully integrate our recent acquisition of Broadbean (as defined in Note 3);
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
▪
high interest rates, inflationary pressures and the threat of a recession in the United States and around the world on our business operations and those of our existing and potential customers; and
▪
any additional factors discussed in more detail in “Item 1. Business” and “Item 1A. Risk Factors” of Part I and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II of our Annual Report on Form 10-K for the year ended December 31, 2023, “Item 1A. Risk Factors” of Part II of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, and our other filings with the Securities and Exchange Commission (“SEC”), including this Quarterly Report on Form 10-Q and our future filings with the SEC.

All forward-looking statements are necessarily only estimates of future results, and there can be no assurance that actual results will not differ materially from expectations. You should carefully review these risks, as well as the additional risks described in other documents we file from time to time with the SEC. In light of the significant risks and uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that such results will be achieved, and readers are cautioned not to place undue reliance on such forward-looking information, which speaks only as of the date of this report.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VERITONE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share and share data)

(Unaudited)

	As of
	September 30, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$11,422	$46,609
Accounts receivable, net	33,859	33,895
Prepaid expenses and other current assets	6,162	7,864
Current assets of discontinued operations	113,972	97,446
Total current assets	165,415	185,814
Property, equipment and improvements, net	9,864	8,079
Intangible assets, net	65,488	83,423
Goodwill	53,110	53,529
Long-term restricted cash	936	867
Other assets	7,022	9,164
Non-current assets of discontinued operations	34,590	37,982
Total assets	$336,425	$378,858
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable	$9,356	$16,620
Deferred revenue	12,836	12,813
Term Loan, current portion (Note 4)	38,262	5,813
Accrued purchase consideration, current	983	1,000
Accrued media payments	2,906	2,220
Client advances	17	17
Other accrued liabilities	26,387	26,493
Current liabilities of discontinued operations	158,540	126,893
Total current liabilities	249,287	191,869
Convertible Notes, non-current	89,990	89,572
Term Loan, non-current (Note 4)	12,906	45,012
Accrued purchase consideration, non-current	750	633
Other non-current liabilities	8,653	13,625
Total liabilities	361,586	340,711
Commitments and contingencies (Note 9)
Stockholders' equity (deficit)
Common stock, par value $0.001 per share; 75,000,000 shares authorized; 38,209,430 and 37,186,348 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	39	38
Additional paid-in capital	473,871	468,015
Accumulated deficit	(499,071)	(429,896)
Accumulated other comprehensive loss	—	(10)
Total stockholders' equity (deficit)	(25,161)	38,147
Total liabilities and stockholders' equity (deficit)	$336,425	$378,858

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(in thousands, except per share and share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$21,993	$27,968	$70,204	$72,883
Operating expenses:
Cost of revenue	6,325	7,026	19,614	21,381
Sales and marketing	10,186	10,997	31,230	32,895
Research and development	7,528	10,410	23,388	32,456
General and administrative	14,421	18,264	45,133	48,837
Amortization	6,025	6,454	18,006	17,087
Total operating expenses	44,485	53,151	137,371	152,656
Loss from operations	(22,492)	(25,183)	(67,167)	(79,773)
Other income (expense), net	(2,594)	(2,552)	(8,618)	1,088
Loss from continuing operations before provision for income taxes	(25,086)	(27,735)	(75,785)	(78,685)
(Benefit from) provision for income taxes	(2,575)	(1,003)	(3,713)	(2,673)
Net loss from continuing operations	(22,511)	(26,732)	(72,072)	(76,012)
Net income from discontinued operations	765	2,191	2,897	5,212
Net loss	$(21,746)	$(24,541)	$(69,175)	$(70,800)
Net (loss) income per share:
Basic and diluted net loss from continuing operations	$(0.59)	$(0.72)	$(1.91)	$(2.06)
Basic and diluted net income from discontinued operations	$0.02	$0.06	$0.08	$0.14
Basic and diluted net loss	$(0.57)	$(0.66)	$(1.83)	$(1.92)
Weighted average shares outstanding:
Basic and diluted	38,086,765	36,991,650	37,752,562	36,810,878
Comprehensive loss:
Net loss	$(21,746)	$(24,541)	$(69,175)	$(70,800)
Foreign currency translation gain (loss), net of income taxes	11	1,749	10	(14)
Total comprehensive loss	$(21,735)	$(22,792)	$(69,165)	$(70,814)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(Unaudited)

	Three Months Ended September 30, 2024
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance as of June 30, 2024	37,964,361	$39	$471,603	$(477,325)	$(11)	$(5,694)
Common stock issued under employee stock plans	305,202	—	198	—	—	198
Common stock withheld for employee taxes and other	(60,133)	—	(198)	—	—	(198)
Stock-based compensation expense	—	—	2,268	—	—	2,268
Net loss	—	—	—	(21,746)	—	(21,746)
Other comprehensive gain (loss)	—	—	—	—	11	11
Balance as of September 30, 2024	38,209,430	$39	$473,871	$(499,071)	$—	$(25,161)

	Nine Months Ended September 30, 2024
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance as of December 31, 2023	37,186,348	$38	$468,015	$(429,896)	$(10)	$38,147
Common stock issued under employee stock plans	920,130	1	432	—	—	433
Common stock withheld for employee taxes and other	(195,158)	—	(803)	—	—	(803)
Common stock issued in connection with warrant exercises	298,110	—	—	—	—	—
Stock-based compensation expense	—	—	6,227	—	—	6,227
Net loss	—	—	—	(69,175)	—	(69,175)
Other comprehensive gain (loss)	—	—	—	—	10	10
Balance as of September 30, 2024	38,209,430	$39	$473,871	$(499,071)	$—	$(25,161)

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Three Months Ended September 30, 2023
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance as of June 30, 2023	36,889,862	$37	$458,385	$(417,530)	$(1,839)	$39,053
Common stock issued under employee stock plans	222,927	—	420	—	—	420
Common stock withheld for employee taxes	(30,645)	—	(85)	—	—	(85)
Stock-based compensation expense	—	—	2,107	—	—	2,107
Net loss	—	—	—	(24,541)	—	(24,541)
Other comprehensive gain (loss)	—	—	—	—	1,749	1,749
Balance as of September 30, 2023	37,082,144	$37	$460,827	$(442,071)	$(90)	$18,703

	Nine Months Ended September 30, 2023
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance as of December 31, 2022	36,321,222	$36	$451,162	$(371,271)	$(76)	$79,851
Common stock issued under employee stock plans	816,690	1	1,062	—	—	1,063
Common stock withheld for employee taxes	(191,568)	—	(1,088)	—	—	(1,088)
Common stock issued as part of contingent consideration	135,800	—	756	—	—	756
Stock-based compensation expense	—	—	8,935	—	—	8,935
Net loss	—	—	—	(70,800)	—	(70,800)
Other comprehensive gain (loss)	—	—	—	—	(14)	(14)
Balance as of September 30, 2023	37,082,144	$37	$460,827	$(442,071)	$(90)	$18,703

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(69,175)	$(70,800)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	21,699	20,154
Provision for credit losses	673	168
Stock-based compensation expense	5,928	8,646
Gain on sale of energy group	—	(2,572)
Change in fair value of contingent consideration	—	1,468
Change in deferred taxes	(4,968)	(2,858)
Amortization of debt issuance costs and debt discounts	4,636	649
Amortization of right-of-use assets	399	1,127
Imputed non-cash interest income	(263)	(108)
Changes in assets and liabilities:
Accounts receivable	2,959	14,052
Expenditures billable to clients	(17,550)	(2,108)
Prepaid expenses and other assets	407	1,224
Other assets	3,425	(1,300)
Accounts payable	(8,346)	2,405
Deferred revenue	23	(913)
Accrued media payments	14,033	(17,718)
Client advances	19,697	(1,567)
Other accrued liabilities	2,130	4,714
Other liabilities	70	(2,774)
Net cash used in operating activities	(24,223)	(48,111)
Cash flows from investing activities:
Proceeds from sale of energy group	1,800	504
Capital expenditures	(5,134)	(4,054)
Acquisitions, net of cash acquired	—	(50,195)
Net cash used in investing activities	(3,334)	(53,745)
Cash flows from financing activities:
Payment of debt principal	(3,875)	—
Payment of purchase consideration	—	(7,772)
Taxes paid related to net share settlement of equity awards	(653)	(1,088)
Proceeds from issuances of stock under employee stock plans, net	433	1,063
Settlement of deferred consideration for acquisitions	(1,800)	(2,690)
Net cash used in financing activities	(5,895)	(10,487)
Net decrease in cash and cash equivalents and restricted cash	(33,452)	(112,343)
Cash and cash equivalents and restricted cash, beginning of period	80,306	185,282
Cash and cash equivalents and restricted cash, end of period	46,854	72,939
Less: Cash and cash equivalents and restricted cash included in discontinued operations	34,496	63,964
Cash and cash equivalents and restricted cash included in continuing operations	$12,358	$8,975
Supplemental Disclosure of Cash Flow Information
Non-cash investing and financing activities:
Fair value of shares issued for acquisition of businesses and earn-out consideration	—	756
Stock-based compensation capitalized for software development	299	289
Lease liabilities arising from right-of-use assets	—	1,436
Shares received for sale of energy group	—	2,021

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

The Company offers Software Products & Services to Commercial Enterprise and Public Sector customers using the Company’s aiWARE platform and Veritone Hire solutions, any related support and maintenance services, and any related professional services associated with the deployment and/or implementation of such solutions.

The Company also offers Managed Services, which include cloud-native digital content management solutions and content licensing services and representation services, through amongst other things, its VeriAds Network, which is comprised of programs that enable broadcasters, podcasters and social media influencers to generate incremental revenue. These offerings leverage the Company’s aiWARE technologies, providing customers with unique capabilities to enrich and drive expanded revenue opportunities from their content.

Through October 17, 2024 (the “Divestiture Closing Date”), the Company operated a full-service advertising agency to provide differentiated Managed Services to its customers. On October 17, 2024, the Company entered into an Equity Purchase Agreement (the “Purchase Agreement”), by and among the Company, Veritone One, LLC, a wholly-owned subsidiary of the Company (“Veritone One”), and Oxford Buyer, LLC (“Purchaser”), an affiliate of Insignia Capital Group L.P., pursuant to which, among other things, Purchaser acquired from the Company all of the issued and outstanding equity of Veritone One (such transaction, the “Divestiture”). Veritone One’s services included media planning and strategy, advertisement buying and placement, campaign messaging, clearance verification and attribution, and custom analytics, specializing in host-endorsed and influencer advertising across primarily radio, podcasting, streaming audio, social media and other digital media channels. The Company determined that the Divestiture represents a strategic shift that will have a material effect on the Company’s operations and financial results. Therefore, the historical financial results of Veritone One are reflected in these condensed consolidated financial statements as discontinued operations and, as such, have been excluded from continuing operations for all periods presented on a retrospective basis, unless otherwise stated. Refer to Note 3 on Discontinued Operations for further details.

On June 13, 2023, the Company acquired Broadbean (as defined in Note 3), a global leader of talent acquisition software-as-a-service technology. For further details on this acquisition, refer to Note 3.

NOTE 2. PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial statements and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. Such unaudited condensed consolidated financial statements and accompanying notes are based on the representations of the Company’s management, who is responsible for their integrity and objectivity. The information included in this Form 10-Q should be read in conjunction with the information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 1, 2024. Interim results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results the Company will have for the full year ending December 31, 2024.

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

The Company determined that Veritone One met the criteria to be classified as discontinued operations. As a result, the historical financial results of Veritone One are reflected in these condensed consolidated financial statements as discontinued operations and, as such, have been excluded from continuing operations for all periods presented on a retrospective basis, unless otherwise stated. Refer to Note 3 on Discontinued Operations for further details.

Liquidity, Capital Resources and Going Concern

These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles assuming the Company will continue as a going concern over the next twelve months through November 2025. During the year ended December 31, 2023 and nine months ended September 30, 2024, the Company used cash in operations of $76,421 and $24,223, respectively, and incurred net losses of $58,625 and $69,175, respectively. As of September 30, 2024, the Company had an accumulated deficit of $499,071 and negative working capital of $83,872.

Based on the Company’s liquidity position at September 30, 2024 after giving effect to the impact of the Divestiture and the repayment of a portion of our term loan, and the Company’s current forecast of operating results and cash flows, absent any other action, management determined that there is substantial doubt about the Company’s ability to continue as a going concern over the twelve months following the filing of this Quarterly Report on Form 10-Q, principally driven by the Company’s current debt service obligations, historical negative cash flows and recurring losses. The Company will require additional liquidity to continue its operations over the next twelve months.

On the Divestiture Closing Date, the Company completed the sale of Veritone One for total consideration up to $104,000, subject to purchase price adjustments and the achievement of certain earnout targets as described below. Net proceeds from the transaction were $59,053 in cash, which reflected the aggregate purchase price of $104,000, less $18,000 subject to an earnout described below, $20,297 of purchase price adjustments, and $6,650 placed in escrow accounts described below. The Company may receive the earnout of up to $18,000 in cash proceeds based on the achievement of certain net revenue targets by Veritone One between January 1, 2025 and December 31, 2025 (the “Earnout”). Of the amounts placed in escrow, $1,500 was placed in an escrow account for potential purchase price adjustments and an aggregate of $5,150 was placed in escrow accounts for the potential satisfaction of post-closing indemnification claims, in each case subject to the terms and limitations set forth in the Purchase Agreement. Net cash proceeds from the Divestiture were used to repay $30,512 principal amount of the Company’s outstanding Term Loan (defined in Note 4), plus accrued interest and a prepayment premium in an aggregate amount of $3,303, and to pay $3,875 in deal-related expenses. Immediately following the Divestiture and the repayment of a portion of its Term Loan, the Company reported cash on hand of $27,289, and the Company improved its negative working capital as compared to September 30, 2024.

Potential future consideration from the Divestiture in the form of cash held in escrow and the Earnout is up to $24,650. With respect to the escrowed amounts, $1,500 is expected to be settled and may be released within 90 to 120 days after the Divestiture Closing Date, $3,650 is expected to settle and may be released 12 months after the Divestiture Closing Date, and $1,500 is expected to settle and may be released 24 months after the Divestiture Closing Date. The Earnout, if applicable, is anticipated to be payable in part no later than March 2, 2026, with the remainder, if applicable, payable in the second quarter of 2026. While management believes a large portion of this potential future consideration will be earned and paid back to the Company over the next two years, both the escrowed amounts and Earnout are subject to future negotiation and financial performance of Veritone One, a portion of which the Company will have no direct control over. As a result, there is no guarantee that any of the deferred consideration will be earned and or paid back to the Company. Given the Company’s forecast over the next twelve months, the Company will require additional liquidity to continue its operations over the next twelve months.

In the near term, and to meet its obligations as they come due, the Company is evaluating additional strategies to obtain funding for future operations. These strategies may include, but are not limited to, obtaining equity financing, debt and/or further restructuring of operations to grow revenues and decrease operating expenses, which include capturing past cost reductions and potential future cost synergies from the Company’s past acquisitions.

The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business, including having sufficient liquidity in the future to meet, amongst other things, its covenants under the Term Loan Credit Agreement (as defined in Note 4). The Company may not be able to access additional equity under acceptable terms, and may not be successful in future operational restructurings, earning any of its deferred purchase consideration, meeting its minimum liquidity threshold under its Credit Agreement or growing its revenue base. If the Company becomes unable to continue as a going concern, it may have to dispose of other or additional assets and might realize significantly less value than the values at which they are carried on its condensed consolidated financial statements. These actions may cause the Company’s stockholders to lose all or part of their investment in the Company’s common stock. The condensed consolidated financial statements do not include any adjustments that might result from the Company being unable to continue as a going concern. If the Company cannot continue as a going concern, adjustments to the carrying values and classification of its assets and liabilities and the reported amounts of income and expenses could be required and could be material.

Use of Accounting Estimates

The preparation of the accompanying condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the accompanying condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The principal estimates relate to the accounting recognition and presentation of revenue, allowance for credit losses, purchase accounting, impairment of goodwill and long-lived assets, the valuation of senior secured debt, the valuation of non-cash consideration received in barter transactions and the evaluation of its realizability, the valuation of certain assets, liabilities and costs allocated to discontinued operations, the valuation of stock awards and stock warrants and income taxes, where applicable.

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

Significant Customers

During the three and nine months ended September 30, 2024, in each case, no individual customer accounted for more than 10% of the Company’s revenue. No individual customer accounted for 10% or more of the Company’s revenue during the three months ended September 30, 2023 and one individual customer accounted for 10% or more of the Company’s revenue for the nine months ended September 30, 2023. As of September 30, 2024 and December 31, 2023, in each case, no individual customer accounted for 10% or more of the Company’s accounts receivable.

Contract Balances

Contract liabilities are recorded as deferred revenue when customer payments are received in advance of the Company meeting all the revenue recognition criteria. The Company recognized $10,780 of revenue during the nine months ended September 30, 2024 that was included in the deferred revenue balance as of December 31, 2023.

Remaining Performance Obligations

As of September 30, 2024, the aggregate amount of the transaction prices under the Company’s contracts allocated to the Company’s remaining performance obligations was $36,488, approximately 55% of which the Company expects to recognize as revenue over the next twelve months, and the remainder thereafter to be recognized over the next five years. This aggregate amount excludes amounts allocated to remaining performance obligations under contracts that have an original duration of one year or less and variable consideration that is allocated to remaining performance obligations. Excluded based on this policy are balances related to Veritone Hire solutions representing gross purchase orders to be satisfied in less than one year. Revenues will be recognized net of costs to fulfill these orders.

Segment Information

The Company operates as one reportable segment. The Company reports segment information based on the internal reporting used by the chief operating decision maker for making decisions and assessing performance as the source of the Company’s reportable segment.

Seasonality

The Company experiences seasonal fluctuations in its revenue and operating performance as a result of the utilization of its platform and associated revenues from its Software Products & Services. In particular, certain Commercial Enterprise solutions, including Veritone Hire revenues, have historically been higher in the second half of each fiscal year, consistent with the hiring and spending cycles of the Company’s larger customers. The Company also experiences seasonality as a result of factors such as the timing of large projects, the length and complexity of sales cycles, trends impacting the Company’s target vertical markets and the Company’s revenue recognition policies and any changes to those policies. Within a given quarter, a higher proportion of the Company’s agreements are signed toward the end of such quarter. Although these seasonal factors are common in the technology industry, historical patterns should not be considered a reliable indicator of our future sales activity or performance.

Discontinued Operations

During the third quarter of 2024, the Company determined that Veritone One (as defined above in Note 1) met the criteria to be classified as held for sale and discontinued operations. As a result, the historical financial results of Veritone One are reflected in these condensed consolidated financial statements as discontinued operations and, as such, have been excluded from continuing operations for all periods presented on a retrospective basis, unless otherwise stated. Refer to Note 3 on Discontinued Operations for further details.

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

NOTE 3. DISCONTINUED OPERATIONS, BUSINESS COMBINATIONS AND DIVESTITURE

Discontinued Operations

On August 8, 2024, the Company announced it was undertaking a formal process and had committed to a plan to sell Veritone One (defined in Note 1), which was signed and closed on the Divestiture Closing Date. Veritone One operated the Company’s full-service advertising agency business and its disposal represents a strategic shift that would have a major impact on the Company’s operations and financial results, as it enables the Company to focus on its core software and applications and reduce its dependency on advertising related services. As a result, Veritone One met both the held for sale and discontinued operations presentation criteria and comprised operations and cash flows that could be distinguished, operationally and for financial reporting purposes, from the rest of the Company. See Note 13 on Subsequent Events for further details on the Divestiture and certain related transactions.

In connection with the Divestiture, the Company and the Purchaser entered into a transition services agreement. The transition services agreement outlines the information technology, people, and facility support the Company expects to provide to the Purchaser for a period of six months after the Divestiture Closing Date with options to be extended. The total service fee amount for each service will not exceed the actual costs to provide such service.

Veritone One’s results of operations for the three and nine months ended September 30, 2024, and 2023 and its balances as of September 30, 2024 and December 31, 2023, are disclosed as discontinued operations and excluded from continuing operations within the Company’s condensed consolidated financial statements and notes thereto, with the resulting gain or loss from the sale to be accounted for during the reporting period in which the Divestiture was closed (see Note 13).

Since the Company operates as one reporting unit, the Company allocated goodwill to discontinued operations on a relative fair value basis in comparison to the value of the overall company (see Note 7).

The carrying amounts of the major classes of assets and liabilities of the Company's discontinued operations as of September 30, 2024 and December 31, 2023 were as follows (unaudited):

	As of
	September 30, 2024	December 31, 2023
Assets of discontinued operations
Cash and cash equivalents	$34,496	$32,830
Accounts receivable, net	34,167	38,415
Expenditures billable to clients	37,158	19,608
Prepaid expenses and other current assets	8,151	6,593
Total current assets	113,972	97,446
Property, equipment and improvements, net	533	577
Goodwill	26,718	26,718
Other assets	7,339	10,687
Total assets	$148,562	$135,428
Liabilities of discontinued operations
Accounts payable	$15,321	$16,272
Accrued media payments	107,149	94,584
Client advances	34,937	15,240
Other accrued liabilities	1,133	797
Total current liabilities	158,540	126,893
Total liabilities	158,540	126,893
Net assets (liabilities)	(9,978)	8,535

Intercompany Balances

As of September 30, 2024, the Company had an intercompany balance due to the Divesture of $29,105, which was eliminated in consolidation as the amount was settled and disposed of in full at the closing of the Divestiture. At the closing, the total amount of intercompany settlement was $20,297, which was netted against the purchase consideration received. Due to the nature of transactions between Veritone One and our representation services, certain intercompany transactions that are planned to continue and were not settled at the closing date were reinstated in the corresponding financial periods, including certain accounts receivable from continuing operations and accrued media from discontinued operations, which were collectively $2,588 at September 30, 2024 and $3,239 at December 31, 2023.

The operating results of the Company's discontinued operations for the three and nine months ended September 30, 2024 and 2023 are as follows (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$8,615	$7,165	$23,032	$20,480
Operating expenses:
Cost of revenue	342	161	679	380
Sales and marketing	1,744	1,895	5,178	5,811
Research and development	32	—	32	—
General and administrative	4,008	2,818	9,481	8,667
Amortization	—	170	—	680
Total operating expenses	6,126	5,044	15,370	15,538
Income from operations	2,489	2,121	7,662	4,942
Other (expense) income, net	(1,698)	96	(4,689)	321
Income from discontinued operations before provision for income taxes	791	2,217	2,973	5,263
Provision for income taxes	26	26	76	51
Net income from discontinued operations	$765	$2,191	$2,897	$5,212

The significant operating and investing cash and noncash items of the discontinued operations included in the condensed consolidated statements of cash flows for the nine months ended September 30, 2024 and 2023 were as follows (unaudited):

	Nine Months Ended September 30,
	2024	2023
Net cash flows provided by (used in) operating activities	1,868	(28,614)
Net cash flows used in investing activities	(202)	(330)
Net cash flows used in financing activities	—	—

Depreciation and amortization allocated to discontinued operations during the nine months ended September 30, 2024 and 2023 was $245 and $837, respectively. Interest expense (income), net allocated to discontinued operations during the nine months ended September 30, 2024 and 2023 was $4,689 and ($321), respectively. Stock based compensation expense from discontinued operations was $237 and $443 for the nine months ended September 30, 2024 and 2023, respectively.

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

Unaudited Pro Forma Results

The unaudited pro forma financial information in the table below summarizes the combined results of operations for the Company and Broadbean as if the companies were combined for the three and nine months ended September 30, 2024 and 2023. The unaudited pro forma financial information for all periods presented included the business combination accounting effects resulting from this acquisition, including adjustments to reflect recognition of intangible asset amortization. The unaudited pro forma financial information as presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of January 1, 2023 or the results that may occur in the future.

The unaudited pro forma financial information is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net revenue	$21,993	$27,968	$70,204	$87,946
Loss from continuing operations before provision for income taxes	(25,086)	(27,735)	(75,785)	(77,149)
Net loss	(22,511)	(26,732)	(72,072)	(73,855)

Energy Group Sale

On June 30, 2023, the Company completed the sale of its energy group (the “Energy Sale”) to GridBeyond Limited, an Ireland-based privately held company (“GridBeyond”) that delivers AI-powered energy solutions, pursuant to an asset purchase agreement. The Company received 4,160,644 shares of Series B Preference Shares in GridBeyond valued at approximately $2,021 as of June 30, 2023, as well as $549 to be paid in cash. The Energy Sale resulted in a pre-tax gain of $2,572 in the second quarter of 2023. The energy group did not meet the criteria of discontinued operations because the disposal does not have a major effect on the Company’s operations and financial results. In April 2024, the Company sold its interest in GridBeyond for $1,800 in cash, resulting in a loss on sale of $172 and a foreign exchange loss of $49, recorded in other income (expense), net.

NOTE 4. DEBT

Senior Secured Term Loan

On December 13, 2023 (the “Term Loan Closing Date”), the Company and certain of its subsidiaries, as guarantors, entered into a Credit and Guaranty Agreement (the “Credit Agreement”) with certain funds managed by Highbridge Capital Management, LLC and with certain other lenders (collectively, the “Lenders”) and Wilmington Savings Fund Society, FSB, as administrative agent and collateral agent. The Credit Agreement provides for a $77,500 senior secured term loan (the “Term Loan”), which was fully drawn by the Company on the Term Loan

Closing Date. On the Term Loan Closing Date, the Company used $37,500 of the Term Loan proceeds to repurchase $50,000 principal amount of its Convertible Notes (as defined below). As a result of the collective transactions at the Term Loan Closing Date, the Company recorded the Term Loan at fair value and recognized a one-time gain of $30,000 on the extinguishment of convertible debt. The initial discount on the Term Loan of $23,807 along with the capitalized issuance costs of $3,120 each will be amortized to interest expense over the term of the loan using the effective interest method. During the three and nine months ended September 30, 2024, $1,465 and $4,217, respectively, was recognized as the amortization of initial discounts and issuance costs.

The Company is the borrower under the Credit Agreement and all indebtedness outstanding under the Credit Agreement is guaranteed by each of the Company’s direct and indirect material subsidiaries (the Company and the guarantors, collectively, the “Credit Parties”). Pursuant to a Pledge and Security Agreement, dated December 13, 2023 (the “Pledge and Security Agreement”), the Term Loan is secured by a first-priority security interest in and lien on substantially all tangible and intangible property of the Credit Parties and a pledge of equity interests held by the Credit Parties. The Credit Agreement has certain customary default provisions, representations and warranties and affirmative and negative covenants, including a covenant to maintain unrestricted cash and cash equivalents of at least $15,000 at all times. The Company was in compliance with the financial covenants at September 30, 2024.

The Term Loan accrues interest at a rate of Term SOFR plus 8.50% per annum, with a 3.00% floor for Term SOFR, payable quarterly. A default interest rate of an additional 3.00% per annum applies on all outstanding obligations after the occurrence and during the continuance of an event of default.

The Credit Agreement has a term of four years from the Term Loan Closing Date, with a scheduled maturity date of December 13, 2027, and requires quarterly amortization payments of 2.50% of the principal amount, commencing in June 2024, with the outstanding balance of the Term Loan payable on the scheduled maturity date.

The Credit Agreement requires mandatory prepayments from the net cash proceeds received by the Credit Parties for among other things (i) certain asset sales, but only to the extent net cash proceeds therefrom exceed $10,000 in the aggregate, and (ii) insurance recoveries on loss of property that are not otherwise reinvested in other assets of the Credit Parties at a 10% prepayment premium. The Credit Agreement also requires prepayment of the Term Loan in full if $30,000 or more of aggregate principal amount of the Convertible Notes are outstanding on August 14, 2026. The Company may elect to prepay the Term Loan, in whole or in part, in cash, subject to a make-whole premium during the first year of the Term Loan, a 14.0% prepayment premium during the second year of the Term Loan, and a 7.0% premium during the third year of the Term Loan. The Term Loan is not repayable with the Company’s common stock, $0.001 per share (the “Common Stock”) as was initially set forth in the Commitment Letter dated November 7, 2023, by and among the Company, certain funds managed by Highbridge Capital Management, LLC and certain other lenders..

On the Term Loan Closing Date, the Company issued warrants (the “Warrants”) to the Lenders (in such capacity, the “Warrant Holders”) to purchase up to 3,008,540 shares of the Company’s Common Stock at an exercise price of $2.576 per share with a termination date of December 12, 2028. Refer to Note 6 for further details about the Warrants.

For the three and nine months ended September 30, 2024, interest expense related to the Term Loan, including amortization of initial discounts and issuance costs, was $2,443 and $7,402, respectively. The effective annual interest rate was approximately 31.3%.

Interest expense was allocated to discontinued operations based on certain key elements of the underlying debt arrangement and transaction structure. Interest on debt that is required to be repaid as a result of a disposal is allocated to discontinued operations, as is the case under the Credit Agreement. As a result, the Company allocated interest expense and amortization of discounts and issuance costs relating to repayment of the Term Loan, as required by the Divestiture, to discontinued operations. For the three and nine months ended September 30, 2024, the Company allocated $1,698 and $4,931, respectively, of interest expense, including amortization of initial discounts and issuance costs, to discontinued operations as a result of the Divestiture.

The scheduled principal payments on the Term Loan as of September 30, 2024 are as follows:

Remainder of 2024	$1,938
2025	7,750
2026	7,750
2027	56,188
Total	73,626

In October 2024, and in conjunction with the Divestiture, the Company used net proceeds from the sale to pay down $30,512 in principal and $3,303 in prepayment premiums and accrued interest on the Term Loan. Due to the classification of held-for-sale at September 30, 2024, and the proximity of the October 17, 2024 Divestiture to the September 30, 2024 balance sheet, the Company classified the $30,512 million of debt paid down through the Divestiture as Term Loan, current portion on the September 30, 2024 balance sheet. As of the Repayment Date, after giving effect to the Term Loan Repayment, $43,114 aggregate principal amount remained outstanding under the Term Loan and the Company had approximately $27,289 of cash and cash equivalents (see Note 13).

Convertible Notes

In November 2021, the Company issued, at par value, $201,250 aggregate principal amount of 1.75% convertible senior notes due 2026 (the “Convertible Notes”). The issuance included the full exercise of an option granted by the Company to the initial purchasers of the Convertible Notes to purchase an additional $26,250 aggregate principal amount of Convertible Notes. The Convertible Notes were issued pursuant to and are subject to the terms and conditions of an indenture, which is referred to as the Indenture, between the Company and U.S. Bank National Association, as trustee. The Convertible Notes were offered and sold in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. In December 2022, the Company repurchased $60,000 aggregate principal amount of the Convertible Notes at approximately 65% of par (the “2022 Repurchase Transaction”). In December 2023, the Company repurchased $50,000 aggregate principal amount of the Convertible Notes at approximately 75% of par (the “2023 Repurchase Transaction”). The Company has $91,250 in aggregate principal amount of the Convertible Notes outstanding as of September 30, 2024.

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

For the three and nine months ended September 30, 2024, interest expense related to the Convertible Notes, including amortization of issuance costs, was $543 and $1,627, respectively. For the three and nine months ended September 30, 2023, interest expense related to the Convertible Notes, including amortization of issuance costs, was $836 and $2,503, respectively. The effective annual interest rate for the three and nine months ended September 30, 2024 and 2023 was approximately 2.42%. As of September 30, 2024, the if-converted value of the Convertible Notes did not exceed the outstanding principal amount. As of September 30, 2024, the total estimated fair value of the Convertible Notes was $29,890, which was determined based on a market approach using actual bids and offers of the Convertible Notes in an over-the-counter market during the period. The Company considers these assumptions to be Level 2 inputs in accordance with the fair value hierarchy described in Note 6.

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

Credit Facility

In August 2023, the Company entered into a three year credit agreement with Alterna Capital Solutions, LLC (“ACS”) pursuant to which the Company might have borrowed up to $30,000 (the “ACS Credit Facility”). Loans under the ACS Credit Facility were secured by certain domestic receivables and other assets as determined by ACS. The ACS Credit Facility bore interest at the greater of Prime rate plus 1.0% or 9.5%, and minimum annual interest of $250 if no funds are drawn under the ACS Credit Facility in a given year. ACS was a senior secured creditor.

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

NOTE 5. NET LOSS PER SHARE

The following table presents the computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator
Net loss from continuing operations	$(22,511)	$(26,732)	$(72,072)	$(76,012)
Net income from discontinued operations	765	2,191	2,897	5,212
Net loss	$(21,746)	$(24,541)	$(69,175)	$(70,800)
Denominator
Weighted-average common shares outstanding	38,086,765	36,991,650	37,752,562	36,810,878
Less: Weighted-average shares subject to repurchase	—	—	—	—
Denominator for basic and diluted net (loss) income per share	38,086,765	36,991,650	37,752,562	36,810,878

Basic and diluted net loss per share from continuing operations	$(0.59)	$(0.72)	$(1.91)	$(2.06)
Basic and diluted net income per share from discontinued operations	0.02	0.06	0.08	0.14
Basic and diluted net loss per share	$(0.57)	$(0.66)	$(1.83)	$(1.92)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Common stock options, restricted stock units and performance stock units	10,555,192	11,058,562	10,729,798	10,909,888
Warrants to purchase common stock	2,654,628	496,612	2,820,462	496,612
Common stock issuable in connection with convertible senior notes	2,482,621	3,842,961	2,482,621	3,842,961
	15,692,441	15,398,135	16,032,881	15,249,461

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

Cash and Cash Equivalents

The Company’s money market funds are categorized as Level 1 within the fair value hierarchy. As of September 30, 2024, the Company’s cash and cash equivalents were as follows:

		Gross		Cash and
		Unrealized	Fair	Cash
	Cost	Losses	Value	Equivalents
Cash from continuing operations	$11,422	$—	$11,422	$11,422
Cash from discontinued operations	34,496	—	34,496	34,496
Total	$45,918	$—	$45,918	$45,918

As of December 31, 2023, the Company’s cash and cash equivalents balances were as follows:

		Gross		Cash and
		Unrealized	Fair	Cash
	Cost	Losses	Value	Equivalents
Cash from continuing operations	$46,609	$—	$46,609	$46,609
Cash from discontinued operations	32,830	—	32,830	32,830
Total	$79,439	$—	$79,439	$79,439

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

There are no contingent consideration liabilities outstanding as of September 30, 2024. As of December 31, 2023, the Company’s contingent consideration liabilities current and non-current balances were as follows:

	Fair Value as of	Changes in	Amount Paid	Fair Value as of
	January 1, 2023	Fair Value	To Date	December 31, 2023
Level 3:
Contingent consideration, current	$8,067	$1,651	$(8,718)	$1,000
Contingent consideration, non-current	—	633	—	633
Total	$8,067	$2,284	$(8,718)	$1,633

Stock Warrants

On the Term Loan Closing Date (as defined in Note 4 above), the Company issued warrants to the Lenders (in such capacity, the “Warrant Holders”) to purchase up to 3,008,540 shares of the Company’s Common Stock. During the three and nine months ended September 30, 2024, 0 and 499,857 of these warrants were net settled in exchange for 0 and 298,110 shares of Common Stock, respectively. As of September 30, 2024, the Warrant Holders held warrants to purchase 2,508,683 shares of Common Stock.

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

Investments

The Company holds a strategic investment in a technology company that was determined to not have a readily determinable fair value. This investment is carried at a cost of $2,750 on the Company’s condensed consolidated balance sheets within other assets as of September 30, 2024 and December 31, 2023 and is categorized as Level 3 within the fair value hierarchy.

As part of the Energy Sale, the Company acquired a strategic investment in GridBeyond that was determined not to have a readily determinable fair value. This investment was carried at a cost equal to its initial estimated fair value of $2,021 on the Company’s condensed consolidated balance sheets within other assets as of December 31, 2023, with that initial estimated fair value based on third party valuation at the time of the transaction and was categorized as Level 3 within the fair value hierarchy. In April 2024, the Company sold its investment in GridBeyond for $1,800 in cash, resulting in a loss on sale of $172 and a foreign exchange loss of $49, recorded in other income (expense), net.

Because these investments do not have readily determinable fair values, the Company has elected to measure these investments under ASC 321, Investments – Equity Securities, at cost minus impairments, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments. No impairment was recorded for the three and nine months ended September 30, 2024. The Company re-measures its investments if there is an observable transaction in a class of security similar to the Company’s investments and there were no such re-measurements for the three and nine months ended September 30, 2024.

NOTE 7. GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

The carrying amount of goodwill was $53,110 as of September 30, 2024 and $53,529 as of December 31, 2023.

Goodwill
Balance at December 31, 2023	$53,529
Foreign currency translation	(419)
Balance at September 30, 2024	$53,110

The Company has only one reporting unit and evaluates goodwill for impairment at the single reporting unit level. As a result, there is no goodwill assigned specifically to Veritone One and goodwill pertaining to discontinued operations is allocated based on the relative fair value of Veritone One and the remaining business.

As of September 30, 2024 and December 31, 2023, goodwill allocated to continuing operations was $53,110 and $53,529, respectively, while goodwill allocated to discontinued operations was $26,718 in both periods.

Intangible Assets

The following table sets forth the Company’s finite-lived intangible assets resulting from business acquisitions and other purchases, which continue to be amortized:

		September 30, 2024			December 31, 2023
	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Software and technology	0.0	$3,582	$(3,582)	$—	$3,582	$(3,582)	$—
Licensed technology	0.0	500	(500)	—	500	(500)	—
Developed technology	1.1	44,100	(31,318)	12,782	44,100	(24,601)	19,499
Customer and supplier relationships	3.3	99,000	(47,226)	51,774	99,000	(36,323)	62,677
Noncompete agreements	0.0	800	(800)	—	800	(800)	—
Trademarks and trade names	2.3	2,300	(1,368)	932	2,300	(1,053)	1,247
Total	2.8	$150,282	$(84,794)	$65,488	$150,282	$(66,859)	$83,423

The following table presents future amortization of the Company’s finite-lived intangible assets as of September 30, 2024:

2024 (three months)	$6,018
2025	21,427
2026	16,569
2027	13,541
2028	7,870
Thereafter	63
Total	$65,488

Impairment Assessment

The Company determined that an indicator of impairment was present driven by the determination that the Divestiture met the criteria for held for sale and discontinued operations, and as a result, the Company performed a quantitative goodwill impairment assessment as of September 30, 2024 using a market approach, which estimates fair value based on the Company’s market capitalization and an estimate of a reasonable range of values of a control premium. The Company determined that goodwill was not impaired, as the estimated fair value of the Company’s reporting unit exceeded its carrying value. Additionally, as of June 30, 2024, the Company performed a quantitative analysis of the recoverability of each of the Company’s asset groups. The result of the analyses was that the assets were not impaired, as the expected cash flows exceeded the carrying value for each asset group.

NOTE 8. CONSOLIDATED FINANCIAL STATEMENTS DETAILS

Consolidated Balance Sheets Details

Cash and cash equivalents

As of September 30, 2024 and December 31, 2023, the Company had cash and cash equivalents of $11,422 and $46,609, respectively.

Accounts Receivable, Net and Allowance for Credit Losses

Accounts receivable consisted of the following:

	As of
	September 30, 2024	December 31, 2023
Accounts receivable — Managed Services(1)	$9,018	$3,436
Accounts receivable — Software Products & Services(2)	23,177	29,290
Accounts receivable — Other	2,750	2,349
	34,945	35,075
Less: allowance for expected credit losses	(1,086)	(1,180)
Accounts receivable, net	$33,859	$33,895

(1)
Accounts receivable – Managed Services reflects the amounts due from the Company’s representation services and licensing customers.
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

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	As of
	September 30, 2024	December 31, 2023
Prepaid assets	$5,092	$5,513
Other receivables	327	1,664
Other current assets	743	687
Prepaid expenses and other current assets	$6,162	$7,864

Other Assets

Other assets consisted of the following:

	As of
	September 30, 2024	December 31, 2023
Investments	2,990	4,771
Other non-current assets	4,032	4,393
Other assets	$7,022	$9,164

Property, Equipment and Improvements, Net

Property, equipment and improvements, net consisted of the following:

	As of
	September 30, 2024	December 31, 2023
Property and equipment	$6,351	$6,076
Internal use software development costs placed in service	11,518	8,058
Leasehold improvements	1,694	1,639
	19,563	15,773
Less: accumulated depreciation	(9,699)	(7,694)
Property, equipment and improvements, net	$9,864	$8,079

Depreciation expense was $1,127 and $3,448 for the three and nine months ended September 30, 2024, respectively. Depreciation expense was $1,168 and $2,230 for the three and nine months ended September 30, 2023, respectively. Of the $6,351 in property and equipment as of September 30, 2024, $2,215 consisted of work in progress not yet placed in service for internal use software development costs. Depreciation of internal use software development costs was $1,684 and $3,123 for the three and nine months ended September 30, 2024, respectively. Depreciation of internal use software development costs was $520 and $1,144 for the three and nine months ended September 30, 2023, respectively.

Accounts Payable

Accounts payable consisted of the following:

	As of
	September 30, 2024	December 31, 2023
Accounts payable — Veritone Hire	$4,591	$9,220
Accounts payable — Other	4,765	7,400
Accounts payable	$9,356	$16,620

Other Accrued Liabilities

Other accrued liabilities consisted of the following:

	As of
	September 30, 2024	December 31, 2023
Accrued compensation	$4,507	$4,052
Taxes payable	6,019	5,450
Current portion of operating lease liabilities	1,236	2,348
Accrued trade payables	13,585	13,504
Other	1,040	1,139
Other accrued liabilities	$26,387	$26,493

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

	Three Months Ended September 30,	Nine Months Ended September 30,
	2024	2024
Deferred revenue beginning balance	$13,466	$12,813
Less: revenue recognized	9,183	10,780
Additions to deferred revenue	8,553	10,803
Ending balance of deferred revenue	$12,836	$12,836

Consolidated Statements of Operations and Comprehensive Loss Details

Revenue

Revenue for the periods presented were comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Commercial Enterprise	$20,397	$26,492	$65,968	$68,411
Public Sector	1,596	1,476	4,236	4,472
Total revenue	$21,993	$27,968	$70,204	$72,883

The Company serves two customer groups: (1) Commercial Enterprise, which consists of customers in the commercial sector; and (2) Public Sector, which consists of customers in the public sector industries, including state, local and federal government, legal, and compliance customers.

Software Products & Services consists of revenues generated from the Company’s aiWARE platform and talent applications, any related support and maintenance services, and any related professional services associated with the deployment and / or implementation of such solutions.

Managed Services consists of revenues generated from content licensing customers and certain representation services customers and related services.

The table below illustrates the presentation of our revenues based on the above definitions:

	Three Months Ended September 30,
	2024			2023
	Commercial	Public		Commercial	Public
	Enterprise	Sector	Total	Enterprise	Sector	Total
Total Software Products & Services	$13,098	$1,596	$14,694	$18,885	$1,476	$20,361

Managed Services
Representation Services	2,730	—	2,730	2,828	—	2,828
Licensing	4,569	—	4,569	4,779	—	4,779
Total Managed Services	7,299	—	7,299	7,607	—	7,607

Total Revenue	$20,397	$1,596	$21,993	$26,492	$1,476	$27,968

	Nine Months Ended September 30,
	2024			2023
	Commercial	Public		Commercial	Public
	Enterprise	Sector	Total	Enterprise	Sector	Total
Total Software Products & Services	$41,310	$4,236	$45,546	$44,109	$4,472	$48,581

Managed Services
Representation Services	9,763	—	9,763	8,465	—	8,465
Licensing	14,895	—	14,895	15,837	—	15,837
Total Managed Services	24,658	—	24,658	24,302	—	24,302

Total Revenue	$65,968	$4,236	$70,204	$68,411	$4,472	$72,883

With the June 2023 acquisition of Broadbean, the Company expanded its customer base throughout Europe and Asia Pacific. During the three and nine months ended September 30, 2024, 28.9% and 28.4%, respectively, of the Company’s consolidated revenue was from customers outside of the U.S., principally from customers located throughout Western Europe, as compared to 23.5% and 10.8% during the three and nine months ended September 30, 2023, respectively.

Other Income (Expense), Net

Other income (expense), net for the periods presented was comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest expense, net	$(2,987)	$(314)	$(8,485)	$(2,064)
Gain (loss) on sale	—	—	(172)	2,572
Other	393	(2,238)	39	580
Other income (expense), net	$(2,594)	$(2,552)	$(8,618)	$1,088

Other in the table above consists of foreign exchange gains of $393 and losses of $2,294 for the three months ended September 30, 2024 and 2023, respectively, and foreign exchange gains of $29 and $526 for the nine months ended September 30, 2024 and 2023, respectively.

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

The Company’s effective tax rate for the three and nine months ended September 30, 2024 was 10.3% and 4.9%, respectively. The difference between the effective tax rate and the U.S. federal statutory rate of 21% is primarily due to a valuation allowance established on the Company’s domestic federal and state net deferred tax assets, as well as the impact of foreign operations subject to tax in foreign jurisdictions. The Company’s effective tax rate for the three and nine months ended September 30, 2023 was 3.6% and 3.4%, respectively. The change in the effective tax rates for the three and nine months ended September 30, 2024 as compared to the comparable prior year periods is primarily due to the impact of taxes on foreign operations and valuation allowances against domestic net deferred tax assets.

As of September 30, 2024 and December 31, 2023, the Company had net deferred tax liabilities of $4,387 and $9,504, respectively, which is included in other non-current liabilities in the condensed consolidated balance sheets. As of September 30, 2024, the Company continues to provide a valuation allowance against federal and state deferred tax assets that are not expected to be realizable. The Company continues to evaluate the realizability of deferred tax assets and the related valuation allowance. If the Company’s assessment of the deferred tax assets or the corresponding valuation allowance were to change, the Company would record the related adjustment to income during the period in which the determination is made.

As a result of the Broadbean acquisition, the Company expects to be subject to taxation in France and Australia, in addition to already being subject to taxation in the United States, Israel, and the United Kingdom. The United States, Israel, and the United Kingdom comprise the majority of the Company’s operations. In general, the U.S. federal statute of limitations is three years. However, the Internal Revenue Service may still adjust a tax loss or credit carryover in the year the tax loss or credit carryover is utilized. As such, the Company’s U.S. federal tax returns and state tax returns are open for examination since inception. The Israeli statute of limitations period is generally four years commencing at the end of the year in which the return was filed. The UK statute of limitations period is typically twelve months following the date on which the return is filed. The Company’s 2022 U.S. federal tax return for Pandologic, Inc. is currently under examination. There are no other ongoing examinations from income tax authorities in the jurisdictions in which the Company does business.

NOTE 9. LEASES, COMMITMENTS AND CONTINGENCIES

Leases

Lease Costs

As of September 30, 2024, on its condensed consolidated balance sheet the Company had right-of-use assets of $1,270 recorded within other assets, the current portion of operating lease liabilities of $1,236 recorded within other accrued liabilities, and the non-current portion of operating lease liabilities of $308 recorded within other non-current liabilities. As of December 31, 2023, on its condensed consolidated balance sheet the Company had right-of-use assets of $1,669 recorded within other assets, the current portion of operating lease liabilities of $2,348 recorded within other accrued liabilities, and the non-current portion of operating lease liabilities of $308 recorded within other non-current liabilities.

The Company made cash payments for its operating leases of $736 and $2,189 for the three and nine months ended September 30, 2024, respectively, and $820 and $2,070 for the three and nine months ended September 30, 2023, respectively, all of which were included in cash flows from operating activities within the condensed consolidated statements of cash flows. The Company’s operating leases have a weighted average remaining lease term of 1.1 years and weighted average discount rate of 8.3%.

The total rent expense for all operating leases was $542 and $1,827 for the three and nine months ended September 30, 2024, respectively, and $612 and $1,704 for the three and nine months ended September 30, 2023, respectively, with short-term leases making up an immaterial portion of such expenses. For its sublease, the Company recorded sublease income of $277 and $831 for the three and nine months ended September 30, 2024, respectively, and $277 and 831 for the three and nine months ended September 30, 2023, respectively.

Lease Commitments

Future undiscounted lease payments for the Company’s operating lease liabilities, a reconciliation of these payments to its operating lease liabilities, and related sublease income at September 30, 2024 are as follows:

Years ended December 31,
2024 (three months)	$728
2025	753
2026	206
Total future minimum lease payments, including short-term leases	1,687
Less: future minimum lease payments for short-term leases	(9)
Less: imputed interest	(134)
Present value of future minimum lease payments, excluding short-term leases	$1,544
Less: current portion of operating lease liabilities	(1,236)
Non-current portion of operating lease liabilities	308

Years ended December 31,	Sublease Income
2024 (three months)	310
Total sublease income	$310

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

On August 11, 2022, the Company acquired certain assets of Vision Semantics Limited (“VSL”), a U.K.-based company focused on AI-powered video analytics and surveillance software solutions. In connection with its acquisition of VSL in August 2022, the Company committed to make a purchase consideration payment of $300 on the 18-month anniversary of the closing date of the acquisition, which the

Company paid during the first quarter of 2024. Payment of deferred consideration for the nine months ended September 30, 2024 and 2023 are reflected on the Company’s statements of cash flows.

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

NOTE 10. STOCKHOLDERS’ EQUITY

Common Stock Issuances

During the nine months ended September 30, 2024 and 2023, the Company issued an aggregate of 724,972 and 816,690 shares of its common stock, respectively, in connection with the exercise of stock options, issuance of stock awards and vesting of restricted stock units under its stock incentive plans and stock purchases under its Employee Stock Purchase Plan (the “ESPP”).

During the nine months ended September 30, 2024 and 2023, the Company issued a total of 298,110 and 0 shares of its common stock, respectively, in connection with warrant exercises (see Note 6). During the nine months ended September 30, 2023, the Company issued a total of 135,800 shares of its common stock in connection with the contingent consideration arrangement related to the acquisition of PandoLogic.

NOTE 11. STOCK PLANS

Stock-Based Compensation

During the nine months ended September 30, 2024 and 2023, the Company granted options to purchase an aggregate of 0 and 288,893 shares of its common stock that are subject to time-based vesting conditions, respectively.

The Company valued these stock options using the Black-Scholes Merton option pricing model. The assumptions used to compute the grant date fair values of the stock options granted during the nine months ended September 30, 2024 and 2023 are set forth in the table below:

Nine Months Ended September 30,
	2024	2023
Expected term (in years)	N/A	6.0 - 6.8
Expected volatility	N/A	91% - 100%
Risk-free interest rate	N/A	3.6% - 4.1%

The assumptions used in calculating the fair values of purchase rights granted under the ESPP during the nine months ended September 30, 2024 and 2023 are set forth in the table below:

Nine Months Ended September 30,
	2024	2023
Expected term (in years)	0.5 - 2.0	0.5 - 2.0
Expected volatility	106% - 139%	71% - 101%
Risk-free interest rate	4.6% - 5.2%	0.1% - 5.5%

The Company’s stock-based compensation expense by type of award and by operating expense grouping are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock-based compensation expense by type of award:
Restricted stock units	$1,415	$1,084	$3,989	$4,476
Performance-based stock units	—	112	(352)	582
Stock options	464	759	1,592	2,811
Employee stock purchase plan	302	77	699	777
Total stock-based compensation expense	$2,181	$2,032	$5,928	$8,646

Stock-based compensation expense by operating expense grouping:
Cost of revenue	$—	$(5)	$(1)	$32
Sales and marketing	271	208	753	913
Research and development	439	953	1,067	3,622
General and administrative	1,471	876	4,109	4,079
Total stock-based compensation expense	2,181	2,032	5,928	8,646
Less stock-based compensation expense from discontinued operations	82	79	237	443
Stock-based compensation expense from continuing operations	$2,099	$1,953	$5,691	$8,203

Stock-based compensation capitalized for internal-use software was $87 and $75 for the three months ended September 30, 2024 and 2023, respectively. Stock-based compensation capitalized for internal-use software was $299 and $289 for the nine months ended September 30, 2024 and 2023, respectively.

Equity Award Activity Under Stock Plans

Performance Stock Units

In connection with the Steel Holdings Consulting Agreement (as defined and further described in Note 12), on January 11, 2023, the Compensation Committee (the “Compensation Committee”) of the Company’s Board of Directors (the “Board”) approved a grant of 118,460 performance stock units (the “Steel Holdings Consulting PSUs”) that were to vest upon the achievement of certain performance milestones. During the year ended December 31, 2023, certain performance milestones were achieved resulting in the vesting of 19,743 shares of the Steel Holdings Consulting PSUs on April 22, 2023 and 39,486 shares on November 15, 2023.

In January 2024, the Company entered into an amended and restated independent contractor services agreement with Steel Holdings, LLC (the “Amended Consulting Agreement”), which supersedes and replaces the Steel Holdings Consulting Agreement. Under the Amended Consulting Agreement, all equity grants that were made, other than vested Steel Holdings Consulting PSUs but including unvested Steel Holdings Consulting PSUs, or contemplated under the Steel Holdings Consulting Agreement were terminated as of the effective date of the Amended Consulting Agreement and no further performance stock units will be issued under the Amended Consulting Agreement.

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

The Company’s performance stock unit activity for the nine months ended September 30, 2024 was as follows:

		Weighted
		Average Grant
	Shares	Date Fair Value
Unvested at December 31, 2023	229,633	$5.86
Granted	248,000	$6.97
Forfeited	(229,633)	$5.86
Unvested at September 30, 2024	248,000	$6.97

Restricted Stock Units

The Company’s restricted stock unit activity for the nine months ended September 30, 2024 was as follows:

		Weighted
		Average Grant
	Shares	Date Fair Value
Unvested at December 31, 2023	1,949,514	$5.40
Granted	820,865	$5.59
Forfeited	(337,272)	$6.54
Vested	(647,373)	$6.94
Unvested at September 30, 2024	1,785,734	$4.67

As of September 30, 2024, total unrecognized compensation cost related to restricted stock units was $6,260, which is expected to be recognized over a weighted average period of 1.7 years.

Performance-Based Stock Options

The activity during the nine months ended September 30, 2024 related to stock options that are subject to performance-based vesting conditions tied to the achievement of stock price goals by the Company was as follows:

		Weighted-Average
			Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Unvested at December 31, 2023	3,671,310	$11.29
Expired	(48,486)	$5.94
Outstanding at September 30, 2024	3,622,824	$11.36	5.7 years	$—
Exercisable at September 30, 2024	3,622,824	$11.36	5.7 years	$—

The aggregate intrinsic value of the options exercised during the nine months ended September 30, 2024 and 2023 was $0 and $5, respectively. No performance-based stock options were granted during the nine months ended September 30, 2024 and 2023 and no performance-based stock options vested during the nine months ended September 30, 2024 and 2023.

Stock Options

The activity during the nine months ended September 30, 2024 related to all other stock options was as follows:

		Weighted-Average
			Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at December 31, 2023	5,506,374	$13.81
Exercised	(53,521)	$2.07
Forfeited	(229,210)	$11.63
Expired	(292,720)	$14.39
Outstanding at September 30, 2024	4,930,923	$14.00	3.5 years	$338
Exercisable at September 30, 2024	4,667,656	$14.13	3.3 years	$338

No stock options were granted during the nine months ended September 30, 2024. The weighted average grant date fair value of stock options granted during the nine months ended September 30, 2023 was $3.99 per share. The aggregate intrinsic value of the stock options exercised during the nine months ended September 30, 2024 and 2023 was $80 and $12, respectively. The total grant date fair value of stock options vested during the nine months ended September 30, 2024 and 2023 was $2,891 and $4,524, respectively. At September 30, 2024, total unrecognized compensation expense related to stock options was $2,087 and is expected to be recognized over a weighted average period of 1.7 years.

The aggregate intrinsic values in the tables above represent the difference between the fair market value of the Company’s common stock and the average option exercise price of in-the-money options, multiplied by the number of such stock options.

Employee Stock Purchase Plan

As of September 30, 2024 and December 31, 2023, employee payroll deductions accrued under the ESPP totaled $107 and $357, respectively. During the nine months ended September 30, 2024, a total of 227,773 shares of common stock were purchased under the ESPP.

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

In January 2024, the Company entered into the Amended Consulting Agreement, which supersedes and replaces the Steel Holdings Consulting Agreement. Pursuant to the Amended Consulting Agreement, Mr. Steelberg will provide technical advisory services related to the Company’s software, software architecture and technology strategy as requested by the Company’s Chief Executive Officer until December 31, 2025, the termination date of the Amended Consulting Agreement. In consideration for such services, the Company agreed to pay to Steel Holdings, LLC (i) $1,000 in cash on July 1, 2024 and (ii) $50 per month in cash for the period from January 2024 through December 2025. The Company will reimburse Steel Holdings, LLC for reasonable and documented expenses incurred in connection with providing the services in accordance with the Company’s standard travel and expense policies. All equity grants that were made, including the unvested Steel Holdings Consulting PSUs, or contemplated under the Steel Holdings Consulting Agreement were terminated as of the effective date of the Amended Consulting Agreement and no further performance stock units will be issued under the Amended Consulting Agreement, except that the vested Steel Holdings Consulting PSUs remained outstanding.

The Amended Consulting Agreement may be terminated by either party with 90 days’ notice. If the Company terminates the Amended Consulting Agreement for any reason other than Steel Holdings, LLC’s material breach, then any remaining cash compensation payments under the Amended Consulting Agreement will become due and payable. In the event of a Change in Control (as defined in the 2017 Stock Incentive Plan), the Amended Consulting Agreement will terminate as of the effective date of the Change in Control and any remaining cash compensation payments will become due and payable.

The Company has determined that all future payments under the Amended Consulting Agreement are probable and estimable, and that substantially all benefits earned under the agreement relate to past services rendered. As such, the Company has accrued a liability for all future cash payments under the agreement on its condensed consolidated balance sheet as of September 30, 2024, and recognized a resulting acceleration charge of $0 and $1,484 to general and administrative expenses to its condensed consolidated income statement during the three and nine months ended September 30, 2024, respectively.

During the second quarter of 2024, one of the Company’s subsidiaries rented a property owned by the Company’s Chief Executive Officer in connection with certain promotional event services on behalf of one of its customers. Total consideration paid was less than $100.

NOTE 13. SUBSEQUENT EVENTS

The Divestiture

On the Divestiture Closing Date, the Company entered into the Purchase Agreement, by and among the Company, Veritone One and the Purchaser, an affiliate of Insignia Capital Group L.P., pursuant to which, among other things, the Purchaser acquired from the Company all of the issued and outstanding equity of Veritone One for a total purchase price of up to $104,000, subject to purchase price adjustments and the achievement of the Earnout targets described below. The Divestiture was structured as a simultaneous “sign and close” transaction and closed on the Divestiture Closing Date. On the Divestiture Closing Date, the Company received cash proceeds of $59,053, which reflected the aggregate purchase price of $104,000, less $18,000 subject to the Earnout described below, $20,297 of purchase price adjustments, and $6,650 placed in escrow accounts described below. Of the amounts placed in escrow, $1,500 was placed in an escrow account for potential purchase price adjustments and an aggregate of $5,150 was placed in escrow accounts for the potential satisfaction of post-closing indemnification claims (the “Indemnity Escrow”), in each case subject to the terms and limitations set forth in the Purchase Agreement. The Company may receive up to an additional $18,000 in cash proceeds in the Earnout, subject to the achievement of certain net revenue targets by Veritone One between January 1, 2025 and December 31, 2025 (as further described in the Purchase Agreement).

The Purchase Agreement contains customary representations, warranties and covenants of each of the parties to the Agreement. The Purchase Agreement also includes indemnification provisions whereby the Company will indemnify the Purchaser and other related indemnified parties for losses arising out of, among other things, inaccuracies in, or breaches of, the representations, warranties and covenants of the Company or Veritone One. The Purchaser and the other related indemnified parties will be able to make post-closing indemnification claims against the Indemnity Escrow, subject to the terms and limitations set forth in the Purchase Agreement. In addition, under the Purchase Agreement, the Company is subject to non-competition and non-solicitation provisions pursuant to which, among other things, the Company agreed not to engage in certain competitive activities with respect to Veritone One’s business or solicit Veritone One employees or customers for a period of four years following the Divestiture.

Term Loan Repayment

On October 22, 2024 (the “Repayment Date”), the Company used net cash proceeds from the Divestiture to repay $30,512 principal amount of its outstanding Term Loan, plus accrued interest and a prepayment premium in of $3,303 (collectively, the “Term Loan Repayment”). As of the Repayment Date, after giving effect to the Term Loan Repayment, $43,114 aggregate principal amount remained outstanding under the Term Loan and the Company had approximately $27,289 of cash and cash equivalents.

Due to the classification of held-for-sale at September 30, 2024, and the proximity of the October 17, 2024 Divestiture to the September 30, 2024 balance sheet, the Company classified the $30,512 million of debt paid down through the Divestiture as Term Loan, current portion on the September 30, 2024 balance sheet.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read together with and is qualified in its entirety by reference to the condensed consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed under “Risk Factors,” set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, “Risk Factors,” set forth in Part I, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, and any updates thereto set forth in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission (“SEC”), including future SEC filings. See “Cautionary Note Regarding Forward-Looking Statements.”

Overview

Veritone, Inc., collectively with our subsidiaries, referred to as “Veritone,” “Company,” “we,” “our,” and “us,” is a provider of Artificial Intelligence (“AI”) solutions, powered by our proprietary AI operating system, aiWARE™, to deliver differentiated products and solutions to our Commercial Enterprise and Public Sector (which we previously referred to as Government & Regulated Industries) customers. Our Software Products & Services consist of revenues generated from Commercial Enterprise and Public Sector customers using our aiWARE platform and Veritone Hire solutions, any related support and maintenance services, and any related professional services associated with the deployment and/or implementation of such solutions. Our Managed Services consist of revenues generated from Commercial Enterprise customers using our content licensing and representation services, including influencer management and related operations.

Through October 17, 2024, we operated a full-service advertising agency through a wholly-owned subsidiary, Veritone One (as defined below), that provided Managed Services to its customers. On October 17, 2024, we sold all of the issued and outstanding equity of Veritone One, LLC (formerly, Veritone One, Inc., referred herein collectively as “Veritone One”) to an affiliate of Insignia Capital Group L.P., pursuant to which, among other things, Purchaser acquired from the Company all of the issued and outstanding equity of Veritone One (such transaction, the “Divestiture”). The historical financial results of Veritone One are reflected in these condensed consolidated financial statements as discontinued operations and, as such, have been excluded from continuing operations for all periods presented on a retrospective basis, unless otherwise stated.

During the three and nine months ended September 30, 2024, we generated revenue of $22.0 million and $70.2 million, respectively, as compared to $28.0 million and $72.9 million during the three and nine months ended September 30, 2023, respectively. Our Software Products & Services revenue was $14.7 million during the three months ended September 30, 2024 as compared to $20.4 million for the same period in 2023, while our Managed Services revenue was $7.3 million during the three months ended September 30, 2024 as compared to $7.6 million for the same period in 2023. Our Software Products & Services revenue was $45.5 million during the nine months ended September 30, 2024 as compared to $48.6 million for the same period in 2023, while our Managed Services revenue was $24.7 million during the nine months ended September 30, 2024 as compared to $24.3 million for the same period in 2023. During the three and nine months ended September 30, 2024, no customer represented more than 10% of our consolidated revenue. During the three and three and nine months ended September 30, 2023, our largest customer represented less than 10% and 12%, respectively, of our consolidated revenue.

Recent Developments

Appointment of Ryan Steelberg as Chairman. Ryan Steelberg, our Chief Executive Officer, was appointed Chairman of the Board, effective January 22, 2024, replacing Chad Steelberg who resigned as Chairman of the Board on the same date. Chad Steelberg continues to serve as a member of our Board.

Operational Realignment and Restructuring. During the first quarter of 2024, we enacted certain operational and restructuring initiatives (the “Q1 2024 Restructuring”). As a result of the Q1 2024 Restructuring, we expect to reduce our annualized operating expenses by approximately $13.0 million. We have continued with additional cost reductions in the second half of 2024, which when combined with our Q1 2024 Restructuring, we expect will result in over $40.0 million of net annualized strategic cost reductions. We incurred $3.9 million in one-time severance and transition expenses in connection with the Q1 2024 Restructuring, all of which was paid as of September 30, 2024 and we have incurred approximately $1.4 million in related one-time severance and transition costs for our cost reduction initiatives after the Q1 2024 Restructuring of which $0.3 million was paid as of September 30, 2024. The cumulative results of these initiatives was an approximate 19% reduction in our global workforce.

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

Divestiture of Media Agency. On October 17, 2024, we consummated the Divestiture for a total purchase price of up to $104.0 million. The Divestiture was strategic, allowing us to focus on our AI solutions, and secondarily to improve our financial liquidity with the net proceeds from the Divestiture. Net proceeds from the transaction were $59.1 million in cash, which reflected the aggregate purchase price of $104.0 million, less $18.0 million subject to an earnout described below, $20.3 million of purchase price adjustments, and $6.7 million placed in escrow accounts. We may receive the earnout of up to $18.0 million in cash proceeds based on the achievement of certain net revenue targets by Veritone One between January 1, 2025 and December 31, 2025. On October 22, 2024, we used net cash proceeds from the Divestiture to repay $30.5 million principal amount of our outstanding Term Loan, plus accrued interest and a prepayment premium in the aggregate amount of $3.3 million, and $3.9 million in deal-related expenses. As of October 22, 2024, immediately following the repayment of a portion of our Term Loan, we reported cash on hand of $27.3 million.

During the third quarter of 2024, we determined that Veritone One met the criteria to be classified as discontinued operations. As a result, the historical financial results of Veritone One are reflected in our condensed consolidated financial statements herein as discontinued operations and, as such, have been excluded from continuing operations for all periods presented on a retrospective basis, unless otherwise stated. See Note 3 on Discontinued Operations for more information.

Opportunities, Challenges and Risks

During the nine months ended September 30, 2024 and 2023, we derived our revenue primarily through our Commercial Enterprise customers, and secondarily, through our Public Sector customers.

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

Growing our existing and new Software Products & Services customer base is critical for our success. Software Products & Services revenue decreased by 6.2% during the nine months ended September 30, 2024 as compared to the prior year period due to lower consumption across our Commercial Enterprise customer base, including Amazon and certain one-time software revenue recognized in 2023 that did not recur at the same rate in 2024, partially offset by the addition of Broadbean in the second quarter of 2023. During the nine months ended September 30, 2024, no customer represented more than 10% of our consolidated revenue as compared to one customer that represented 12% of our consolidated revenue during the nine months ended September 30, 2023.

As a result of the recent pullback in the macroeconomic environment caused by high inflation, high interest rates, higher unemployment and geopolitical factors including the Russia-Ukraine conflict and the war in Israel, some of our customers reduced consumption-based spending across our Commercial Enterprise customer base, namely from our Veritone Hire solutions.

As of September 30, 2024, our total Software Products & Services customers declined to 3,291, which was a decrease of 6.9% as compared to the end of the third quarter of 2023. The decrease in customers was largely driven by planned migration of legacy CareerBuilder customers off the Broadbean software platform, which did not have a significant impact on our financial results in 2023 or for the nine months ended September 30, 2024. To continue our effort to grow our customer base and overall revenue, we have been investing aggressively in existing customers and acquiring new customers. In addition, in February 2024, we announced certain cost reduction and restructuring initiatives, the results of which was a reduction in our global workforce of approximately 13% as of September 30, 2024. Since the first quarter of 2023, we have been actively realigning and restructuring our organization, which, as of September 30, 2024, is expected to result in over $40.0 million of net annualized strategic cost reductions, which includes expected cost reductions from our Q1 2024 Restructuring along with additional cost reductions made in the second half of 2024. As a result of our efforts to diversify our customer base and increase sales within our existing customer base, as well as the June 2023 acquisition of Broadbean, we increased our sales and marketing spending in the near term as compared to the trailing twelve months; however, these increased investments were partially offset by our 2023 and 2024 cost-reduction initiatives.

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

We believe our operating results and performance are, and will continue to be, driven by various factors that affect our industry. Our ability to attract, grow and retain customers for our aiWARE platform is highly sensitive to rapidly changing technology and is dependent on our ability to maintain the attractiveness of our platform, content and services to our customers. Our future revenue and operating growth will rely heavily on our ability to grow and retain our Software Products & Services customer base, continue to develop and deploy quality and innovative AI-driven applications and enterprise-level offerings, provide unique and attractive content and related services to our customers, continue to grow in newer markets such as Public Sector, expand aiWARE into larger and more expansive enterprise engagements and manage our corporate overhead costs. While we believe we will be successful in these endeavors, we cannot guarantee that we will succeed in generating substantial long term operating growth and profitability.

Historically, we have pursued an opportunistic strategy of acquiring companies to help accelerate our organic growth. Our acquisition strategy has been threefold: (i) to increase the scale of our business in markets we are in today, (ii) to accelerate growth in new markets and product categories, including expanding our existing engineering and sales resources, and (iii) to accelerate the adoption of aiWARE as the universal AI operating system through venture or market-driven opportunities. While we believe there are strategic acquisition targets that can accelerate our entry into and expand our existing market share in key strategic markets, as well as our ability to grow our business, there is no certainty our historical or future acquisitions will achieve these objectives. Conversely, we have pursued and may continue to pursue opportunistic sales of certain business operations that are not strategic to us long-term, such as the divestitures of our Energy Group in the second quarter of 2023 and our media agency in October 2024.

For the three and nine months ended September 30, 2024, our total revenues were $22.0 million and $70.2 million, respectively, as compared to $28.0 million and $72.9 million for the three and nine months ended September 30, 2023, respectively, a decrease of 21.8% and 3.7%, respectively, over the prior year periods. For the three and nine months ended September 30, 2024, our total loss from operations was $22.5 million and $67.2 million, respectively, as compared to $25.2 million and $79.8 million for the three and nine months ended September 30, 2023, respectively, an improvement of 10.7% and 15.8%, respectively, over the prior year periods. For the three and nine months ended September 30, 2024, our non-GAAP gross margin (calculated as described in “Non-GAAP Financial Measures” below) was approximately 71.2% and 72.1%, respectively, as compared to 74.9% and 70.7% for the three and nine months ended September 30, 2023, respectively, driven in large part by decreased customer margins and the mix of revenue as compared to the prior year periods. Our non-GAAP gross margin is impacted significantly by the mix of our Software Products & Services and our Managed Services revenue in any given period because our Managed Services revenue typically has a lower overall non-GAAP gross margin than our Software Products & Services revenue. Our non-GAAP gross profit (see “Non-GAAP Financial Measures” below) is also dependent upon our ability to grow our revenue by expanding our customer base and increasing business with existing customers, and to manage our costs by negotiating favorable economic terms with cloud computing providers such as AWS and Microsoft Azure. While we are focused on continuing to improve our non-GAAP gross profit, our ability to attract and retain customers to grow our revenue will be highly dependent on our ability to implement and continually improve upon our technology and services and improve our technology infrastructure and operations as we experience increased network capacity constraints due to our growth.

During the three and nine months ended September 30, 2024, we reported a net loss from continuing operations of $22.6 million and $72.1 million, respectively, as compared to a net loss of $26.8 million and $ 79.8 million during the three and nine months ended September 30, 2023, respectively. During the three and nine months ended September 30, 2024, we reported a non-GAAP net loss from continuing operations of $11,097 and $31,139, respectively, as compared to a non-GAAP net loss of $10,411 and $36,833 during the three and nine months ended September 30, 2023, respectively. To continue to grow our revenue, we will continue to make targeted investments in people, namely software engineers and sales personnel. Historically, we have also made investments in our corporate infrastructure, including new ERP and workforce systems to help us better manage the scale and growth of our business. However, considering the current challenging macro-economic environment, we have made and are continuing to make significant cost reductions to our operating structure to better streamline our business and prioritization around our growth and corresponding investments throughout 2024 and into 2025. These cost reduction initiatives began in the latter half of 2022 and will continue through 2024 and 2025, and include reductions in workforce and certain legacy operating costs, as well as the integration of past acquisitions. As a result of these initiatives, we believe we will be able to accelerate our pathway toward long term profitability.

With the June 2023 acquisition of Broadbean, we expanded our customer base throughout Europe and Asia Pacific. During the three and nine months ended September 30, 2024, 28.9% and 28.4%, respectively, of our consolidated revenue was from customers outside of the U.S., principally from customers located throughout Western Europe, as compared to 23.5% and 10.8% during the three and nine months ended September 30, 2023, respectively. We believe that there is a substantial opportunity for us to continue expanding our service offerings and customer base in countries outside of the United States. In the long term, we plan to expand our business further internationally in places such as Europe, Asia Pacific and Latin America, and as a result, we expect to continue to incur significant incremental upfront expenses associated with these expansion opportunities.

Impact of Current Global Economic Conditions

Global economic and business activities continue to face uncertainty as a result of macroeconomic and geopolitical factors, labor shortages, inflation rates, the U.S. presidential election and responses by central banking authorities to control inflation, monetary supply shifts, recession risks, disruptions from the Russia-Ukraine conflict, and the war in Israel. In particular, business operations at our Herzliya office location where we do development work on our Veritone Hire solutions products have been, and may continue to be, impacted by the war in Israel. A small portion of our Israel-based employees, and a number of their family members, have been conscripted into military service. The extent of the impact of these factors on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, and the impact on our customers, partners and employees, all of which have uncertainty and cannot be predicted. These global economic conditions and any continued or new disruptions caused by these conditions may negatively impact our business in a number of ways. For example, our Commercial Enterprise solutions are sold to businesses whose financial conditions fluctuate based on general economic and business conditions, particularly the overall demand for labor and the economic health of current and prospective employers.

To the extent that economic uncertainty or attenuated economic conditions cause our customers and potential customers to freeze or reduce their headcount, and reduce their consumption-based spending, demand for our products and services may be negatively affected. These adverse economic conditions could also result in reductions in sales of our applications, longer sales cycles, reductions in contract duration and value, slower adoption of new technologies and increased price competition. In addition, economic recessions have historically resulted in overall reductions in spending on software and technology solutions as well as pressure from customers and potential customers for extended payment terms. If economic, political, or market conditions deteriorate, or if there is uncertainty around these conditions, our customers and potential customers may elect to decrease their software and technology solutions budgets by deferring or reconsidering product purchases, which would limit our ability to grow our business and negatively affect our operating results. Any of these events would likely have an adverse effect on our business, operating results and financial position.

Due to the nature of our business, the effect of these macroeconomic conditions may not be fully reflected in our results of operations until future periods. We have assessed the potential credit deterioration of our customers due to changes in the macroeconomic environment and have determined that no additional allowance for credit losses was necessary due to credit deterioration as of September 30, 2024. The most significant risks to our business and results of operations are discussed in Part I, Item 1A (Risk Factors) of our Annual Report on Form 10-K for the year ended December 31, 2023, and Part II, Item 1A (Risk Factors) of this Quarterly Report on Form 10-Q.

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

Pro Forma Software Revenue represents Software Products & Services revenue on a Pro Forma basis. Non-GAAP gross margin is defined as Non-GAAP gross profit divided by revenue. Non-GAAP gross profit is calculated as our loss from operations with adjustments to add back sales and marketing expense, research and development expense, general and administrative expense and amortization expense. Non-GAAP net loss (pro forma) is the Company’s net loss excluding the items set forth below. Non-GAAP net income (loss) and non-GAAP net income (loss) per share is the Company’s net income (loss) and net income (loss) per share, adjusted to exclude provision for income taxes, depreciation expense, amortization expense, stock-based compensation expense, changes in fair value of contingent consideration, interest income, interest expense, foreign currency gains and losses, gain on debt extinguishment, acquisition and due diligence costs, gain or loss on sale of investment assets, loss from business held for sale, variable consultant performance bonus expense, severance and executive transition costs and net income from discontinued operations. The results for non-GAAP net income (loss), are presented below for the three and nine months ended September 30, 2024 and 2023. The items excluded from these non-GAAP financial measures, as well as a breakdown of GAAP net loss, non-GAAP net income (loss) and these excluded items between our Core Operations and Corporate, are detailed in the reconciliation below. In addition, we have provided supplemental non-GAAP measures of gross profit, operating expenses, loss from operations, other (expense) income, net, and loss before income taxes, excluding the items excluded from non-GAAP net loss as noted above, and reconciling such non-GAAP measures to the most directly comparable GAAP measures.

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

Reconciliation of GAAP net loss to Non-GAAP net income (loss)

(in thousands)
	Three Months Ended September 30,
	2024			2023
	Core Operations(1)	Corporate(2)	Total	Core Operations(1)	Corporate(2)	Total
Net loss	$(10,448)	$(11,298)	$(21,746)	$(10,689)	$(13,854)	$(24,543)
Income from discontinued operations, net of income tax	(765)	—	(765)	(2,191)	—	(2,191)
(Benefit from) provision for income taxes	(2,575)	—	(2,575)	(3,189)	2,186	(1,003)
Depreciation and amortization	7,040	112	7,152	7,623	—	7,623
Stock-based compensation expense	1,002	1,097	2,099	1,367	586	1,953
Purchase consideration expense(3)	—	367	367	—	816	816
Interest expense, net	—	2,987	2,987	96	218	314
Foreign currency impact	—	(393)	(393)	2,318	(24)	2,294
Acquisition and due diligence costs(4)	—	368	368	—	3,177	3,177
Variable consultant performance bonus expense(6)	—	—	—	397	—	397
Severance and executive transition costs	1,351	58	1,409	737	15	752
Non-GAAP net loss from continuing operations	(4,395)	(6,702)	(11,097)	(3,531)	(6,880)	(10,411)
Non-GAAP net income from discontinued operations	3,984	—	3,984	2,468	—	2,468
Non-GAAP net loss	$(411)	$(6,702)	$(7,113)	$(1,063)	$(6,880)	$(7,943)

(in thousands)
	Nine Months Ended September 30,
	2024			2023
	Core Operations(1)	Corporate(2)	Total	Core Operations(1)	Corporate(2)	Total
Net loss	$(41,764)	$(27,411)	$(69,175)	$(38,464)	$(32,336)	$(70,800)
Income from discontinued operations, net of income tax	(2,897)	—	(2,897)	(5,212)	—	(5,212)
(Benefit from) provision for income taxes	(3,713)	—	(3,713)	(4,460)	1,787	(2,673)
Depreciation and amortization	21,117	337	21,454	18,592	724	19,316
Stock-based compensation expense	2,586	3,105	5,691	5,267	2,936	8,203
Purchase consideration expense(3)	—	1,252	1,252	—	1,467	1,467
Interest expense, net	—	8,485	8,485	330	1,734	2,064
Foreign currency impact	—	(29)	(29)	(459)	(67)	(526)
Gain on debt extinguishment	—	(8)	(8)	—	—	—
Acquisition and due diligence costs(4)	3,257	—	3,257	—	8,253	8,253
Loss (gain) on sale	—	172	172	—	(2,572)	(2,572)
Contribution of business held for sale(5)	—	—	—	1,789	—	1,789
Variable consultant performance bonus expense(6)	—	—	—	1,028	—	1,028
Severance and executive transition costs	4,194	178	4,372	2,183	647	2,830
Non-GAAP net loss from continuing operations	(17,220)	(13,919)	(31,139)	(19,406)	(17,427)	(36,833)
Non-GAAP net income from discontinued operations	9,560	—	9,560	6,310	—	6,310
Non-GAAP net loss	$(7,660)	$(13,919)	$(21,579)	$(13,096)	$(17,427)	$(30,523)

(1) Core operations consists of our consolidated Software Products & Services and Managed Services that include our content licensing and representation services, and their supporting operations, including direct costs of sales as well as operating expenses for sales, marketing and product development and certain general and administrative costs dedicated to these operations.

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

(4) For the three and nine months ended September 30, 2024, acquisition and due diligence costs are comprised of professional fees related to acquisitions and divestitures.

(5) Contribution of business held for sale relates to the net loss for the periods presented for our Energy Group that we divested during the second quarter of 2023.

(6) Variable consultant performance bonus expense represents the bonus payments paid to Mr. Chad Steelberg as a result of his achievement of the performance goals pursuant to his consulting agreement with us.

(in thousands)
	Three Months Ended September 30,
	2024			2023
	Core Operations	Corporate	Total	Core Operations	Corporate	Total
Net income from discontinued operations	$765	$—	$765	$2,191	$—	$2,191
Provision for income taxes	26	—	26	26	—	26
Depreciation and amortization	87	—	87	235	—	235
Stock-based compensation expense	82	—	82	79	0	79
Interest expense, net	1,699	—	1,699	(96)	—	(96)
Acquisition and due diligence costs(1)	1,292	—	1,292	—	—	—
Severance and executive transition costs	33	—	33	33	—	33
Non-GAAP net income from discontinued operations	$3,984	$—	$3,984	$2,468	$—	$2,468

(in thousands)
	Nine Months Ended September 30,
	2024			2023
	Core Operations	Corporate	Total	Core Operations	Corporate	Total
Net income from discontinued operations	$2,897	$—	$2,897	$5,212	$—	$5,212
Provision for income taxes	76	—	76	51	—	51
Depreciation and amortization	245	—	245	837	—	837
Stock-based compensation expense	237	—	237	443	—	443
Interest expense, net	4,689	—	4,689	(321)	—	(321)
Acquisition and due diligence costs(1)	1,369	—	1,369	—	—	—
Severance and executive transition costs	47	—	47	88	—	88
Non-GAAP net income from discontinued operations	$9,560	$—	$9,560	$6,310	$—	$6,310

(1) For the three and nine months ended September 30, 2024, acquisition and due diligence costs are comprised of professional fees related to acquisitions and divestitures.

For the three months ended September 30, 2024, our loss from operations decreased to $22.5 million compared to $25.2 million in the corresponding prior year period. For the nine months ended September 30, 2024 our loss from operations decreased to $67.2 million compared to $79.8 million in the corresponding prior year period. The following tables set forth the calculation of our non-GAAP gross profit and non-GAAP gross margin, followed by a reconciliation of non-GAAP to GAAP financial information presented in our condensed consolidated financial statements for three and nine months ended September 30, 2024 and 2023.

(dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Loss from operations	$(22,492)	$(25,183)	$(67,167)	$(79,773)
Sales and marketing	10,186	10,997	31,230	32,895
Research and development	7,528	10,410	23,388	32,456
General and administrative	14,421	18,264	45,133	48,837
Amortization	6,025	6,454	18,006	17,087
Non-GAAP gross profit	$15,668	$20,942	$50,590	$51,502
Non-GAAP gross margin	71.2%	74.9%	72.1%	70.7%

(dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$21,993	$27,968	$70,204	$72,883
Cost of revenue	6,325	7,026	19,614	21,381
Non-GAAP gross profit	$15,668	$20,942	$50,590	$51,502
Non-GAAP gross margin	71.2%	74.9%	72.1%	70.7%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$21,993	$27,968	$70,204	$72,883
Cost of revenue	6,325	7,026	19,614	21,381
Non-GAAP gross profit	15,668	20,942	50,590	51,502

GAAP cost of revenue	6,325	7,026	19,614	21,381
Stock-based compensation expense	—	7	1	(32)
Non-GAAP cost of revenue	6,325	7,033	19,615	21,349

GAAP sales and marketing expenses	10,186	10,997	31,230	32,895
Depreciation	59	46	171	124
Stock-based compensation expense	(253)	(189)	(699)	(824)
Contribution of business held for sale (2)	—	—	—	(484)
Severance and executive transition costs	(188)	(201)	(1,169)	(690)
Non-GAAP sales and marketing expenses	9,804	10,653	29,533	31,021

GAAP research and development expenses	7,528	10,410	23,388	32,456
Depreciation	(767)	(334)	(2,119)	(854)
Stock-based compensation expense	(439)	(953)	(1,066)	(3,622)
Contribution of business held for sale (2)	—	—	—	(1,117)
Severance and executive transition costs	(926)	(188)	(2,384)	(868)
Non-GAAP research and development expenses	5,396	8,935	17,819	25,995

GAAP general and administrative expenses	14,421	18,264	45,133	48,837
Depreciation	(419)	(881)	(1,500)	(1,500)
Stock-based compensation expense	(1,407)	(816)	(3,927)	(3,724)
Purchase consideration expense (3)	(367)	(816)	(1,252)	(1,467)
Variable consultant performance bonus expense (4)	—	(397)	—	(1,028)
Contribution of business held for sale (2)	—	—	—	(188)
Acquisition and due diligence costs (5)	(368)	(3,177)	(3,257)	(8,253)
Severance and executive transition costs	(295)	(363)	(819)	(1,272)
Non-GAAP general and administrative expenses	11,565	11,814	34,378	31,405

GAAP amortization	(6,025)	(6,454)	(18,006)	(17,087)

GAAP loss from operations	(22,492)	(25,183)	(67,167)	(79,773)
Total non-GAAP adjustments (1)	11,395	14,716	36,026	42,886
Non-GAAP loss from operations	(11,097)	(10,467)	(31,141)	(36,887)

GAAP other income (expense), net	(2,594)	(2,552)	(8,618)	1,088
Gain on debt extinguishment	—	—	(8)	—
Loss (gain) on sale	—	—	172	(2,572)
Foreign currency impact	(393)	2,294	(29)	(526)
Interest expense, net	2,987	314	8,485	2,064
Non-GAAP other expense, net	—	56	2	54

GAAP loss before income taxes	(25,086)	(27,735)	(75,785)	(78,685)
Total non-GAAP adjustments (1)	13,989	17,324	44,646	41,852
Non-GAAP loss before income taxes	(11,097)	(10,411)	(31,139)	(36,833)

(Benefit from) provision for income taxes	(2,575)	(1,003)	(3,713)	(2,673)

GAAP net loss from continuing operations	(22,511)	(26,732)	(72,072)	(76,012)
Total non-GAAP adjustments (1)	11,414	16,321	40,933	39,179
Non-GAAP net loss from continuing operations	(11,097)	(10,411)	(31,139)	(36,833)
Non-GAAP net income from discontinued operations	3,984	2,468	9,560	6,310
Non-GAAP net loss	$(7,113)	$(7,943)	$(21,579)	$(30,523)

Shares used in computing non-GAAP basic and diluted net loss per share (in 000's)	38,087	36,992	37,753	36,811
Basic and diluted net loss per share from continuing operations	$(0.29)	$(0.28)	$(0.82)	$(1.00)
Basic and diluted net income per share from discontinued operations	$0.10	$0.07	$0.25	$0.17
Non-GAAP basic and diluted net loss per share	$(0.19)	$(0.21)	$(0.57)	$(0.83)

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

(5) For the three and nine months ended September 30, 2024, acquisition and due diligence costs are comprised of professional fees related to acquisitions and divestitures.

Supplemental Financial Information

We are providing the following unaudited supplemental financial information regarding our Software Products & Services as a lookback of prior years to explain our recent historical and year-over-year performance.

The supplemental financial information for our Software Products & Services includes: (i) Pro Forma Software Revenue, (ii) Total Software Products & Services Customers, (iii) Annual Recurring Revenue, (iv) Total New Bookings, and (iv) Gross Revenue Retention, in each case as defined in the footnotes to the table below.

In the past, we have provided supplemental financial information for our Managed Services including average billings per active Managed Services client, and revenue. Because Managed Services will comprise a smaller portion of our business after the Divestiture, we no longer will provide this supplemental information. Prior to the Divestiture, we experienced volatility in revenue from our Managed Services due to a number of factors, including: (i) the timing of new large customer agreements; (ii) loss of customers who chose to replace our services with new providers or by bringing their advertising placement in-house; (iii) customers who experience reductions in their advertising budgets due to issues with their own businesses; and (iv) the seasonality of the campaigns for certain large customers. We historically generated a significant portion of our revenue from a few major customers. After the Divestiture, we expect revenue from our Managed Services to continue to experience volatility.

Software Products & Services Supplemental Financial Information

The following table sets forth the results for each of our Software Products & Services supplemental financial information.

	Quarter Ended
	Mar 31,	Jun 30,	Sept 30,	Dec 31,	Mar 31,	Jun 30,	Sept 30,	Dec 31,	Mar 31,	Jun 30,	Sep 30,
	2022 (1)	2022 (1)	2022 (1)	2022 (1)	2023 (1)	2023 (1)	2023	2023	2024	2024	2024
Pro Forma Software Revenue (in 000's) (2)	$26,319	$26,650	$28,603	$35,612	$22,423	$20,859	$20,361	$19,824	$15,223	$15,632	$14,694
Total Software Products & Services Customers (3)	3,673	3,718	3,787	3,824	3,773	3,705	3,536	3,459	3,384	3,437	3,291
Annual Recurring Revenue (SaaS) (in 000's) (4)	$48,392	$44,465	$43,925	$46,248	$45,453	$47,720	$47,756	$49,122	$49,064	$49,223	$48,269
Annual Recurring Revenue (Consumption) (in 000's) (5)	$87,445	$85,901	$85,091	$71,754	$67,242	$60,229	$41,543	$30,967	$23,510	$18,701	$15,011
Total New Bookings (in 000's) (6)	$16,643	$22,009	$23,793	$26,342	$22,794	$8,388	$15,501	$17,457	$12,964	$14,047	$16,471
Gross Revenue Retention (7)	>90%	>90%	>90%	>90%	>90%	>90%	>90%	>90%	>90%	>90%	>90%

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

The following table sets forth the reconciliation of revenue to pro forma revenue and the calculation of pro forma annual recurring revenue.

	Quarter Ended
	Mar 31,	Jun 30,	Sept 30,	Dec 31,	Mar 31,	Jun 30,	Sept 30,	Dec 31,	Mar 31,	Jun 30,	Sep 30,
	2022	2022	2022	2022	2023	2023	2023	2023	2024	2024	2024
Software Products & Services Revenue (in 000’s)	$18,167	$18,379	$20,812	$27,220	$14,127	$14,093	$20,361	$19,820	$15,220	$15,632	$14,694
Broadbean Revenue (in 000’s) (1)	6,204	6,974	7,639	8,230	8,156	8,374	8,739	8,662	8,517	8,690	8,169
Broadbean Revenue included in Software Products & Services Revenue (in 000’s)	—	—	—	—	—	(1,716)	(8,739)	(8,662)	(8,517)	(8,690)	(8,169)
Pro Forma Software Revenue (in 000’s)	$24,371	$25,353	$28,451	$35,450	$22,283	$20,751	$20,361	$19,820	$15,220	$15,632	$14,694
Managed Services Revenue (in 000’s)	16,240	15,856	16,384	16,670	16,136	13,874	14,772	14,377	16,416	15,360	7,299
Total Pro Forma Revenue (in 000’s)	$40,611	$41,209	$44,835	$52,120	$38,419	$34,625	$35,133	$34,197	$31,636	$30,992	$21,993

	Trailing Twelve Months Ended
	Mar 31,	Jun 30,	Sept 30,	Dec 31,	Mar 31,	Jun 30,	Sept 30,	Dec 31,	Mar 31,	Jun 30,	Sep 30,
	2022	2022	2022	2022	2023	2023	2023	2023	2024	2024	2024
Software Products & Services Revenue (in 000’s)	$72,997	$85,796	$97,581	$84,578	$80,538	$76,252	$75,801	$68,401	$69,494	$71,033	$65,366
Broadbean Revenue (in 000’s) (1)	29,599	30,006	30,136	29,047	30,999	32,399	33,499	33,931	34,292	34,608	34,038
Broadbean Revenue included in Software Products & Services Revenue (in 000’s)	—	—	—	—	—	(1,716)	(10,455)	(19,117)	(27,634)	(34,608)	(34,038)
Pro Forma Software Revenue (in 000’s)	$102,596	$115,802	$127,717	$113,625	$111,537	$106,935	$98,845	$83,215	$76,152	$71,033	$65,366
Managed Services Revenue (in 000’s)	58,419	60,546	63,406	65,150	65,046	63,064	61,452	59,159	59,439	60,925	53,452
Total Pro Forma Revenue (in 000’s)	$161,015	$176,348	$191,123	$178,775	$176,583	$169,999	$160,297	$142,374	$135,591	$131,958	$118,818

Pro Forma Total Number of Customers	3,673	3,718	3,787	3,824	3,773	3,705	3,536	3,459	3,384	3,437	3,291
Pro Forma Annual Recurring Revenue (in 000’s) (2)	$135,837	$130,366	$129,016	$118,002	$112,695	$107,949	$89,299	$80,089	$72,574	$67,924	$63,280

(1) “Pro Forma Software Revenue” includes historical Software Products & Services Revenue from the past eleven (11) fiscal quarters of each of Veritone, Inc. and Broadbean and presents such revenue on a combined pro forma basis treating Broadbean as owned by Veritone, Inc. since January 1, 2022.

(2) “Pro Forma Annual Recurring Revenue” represents an annualized calculation of the monthly recurring revenue in the last period of the calculated quarter, combined with the trailing twelve month calculation for all non-recurring and/or consumption based revenue for all active customers.

Results of Operations

The following tables set forth our results of operations for the three and nine months ended September 30, 2024 and 2023, in dollars and as a percentage of our revenue for those periods. The period-to-period comparisons of our historical results are not necessarily indicative of the results that may be expected in the future.

(dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$21,993	$27,968	$70,204	$72,883
Operating expenses:
Cost of revenue	6,325	7,026	19,614	21,381
Sales and marketing	10,186	10,997	31,230	32,895
Research and development	7,528	10,410	23,388	32,456
General and administrative	14,421	18,264	45,133	48,837
Amortization	6,025	6,454	18,006	17,087
Total operating expenses	44,485	53,151	137,371	152,656
Loss from operations	(22,492)	(25,183)	(67,167)	(79,773)
Other income (expense), net	(2,594)	(2,552)	(8,618)	1,088
Loss before provision for income taxes	(25,086)	(27,735)	(75,785)	(78,685)
(Benefit from) provision for income taxes	(2,575)	(1,003)	(3,713)	(2,673)
Net loss from continuing operations	(22,511)	(26,732)	(72,072)	(76,012)
Net income from discontinued operations	765	2,191	2,897	5,212
Net loss	$(21,746)	$(24,541)	$(69,175)	$(70,800)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenue	28.8	25.1	27.9	29.3
Sales and marketing	46.3	39.3	44.6	45.2
Research and development	34.2	37.2	33.3	44.6
General and administrative	65.6	65.3	64.3	67.0
Amortization	27.4	23.1	25.6	23.4
Total operating expenses	202.3	190.0	195.7	209.5
Loss from operations	(102.3)	(90.0)	(95.7)	(109.5)
Other income (expense), net	(11.8)	(9.2)	(12.2)	1.5
Loss before provision for income taxes	(114.1)	(99.2)	(107.9)	(108.0)
(Benefit from) provision for income taxes	(11.7)	(3.6)	(5.2)	(3.7)
Net loss from continuing operations	(102.4)	(95.6)	(102.7)	(104.3)
Net income from discontinued operations	3.5	7.9	4.2	7.3
Net loss	(98.9)%	(87.7)%	(98.5)%	(97.1)%

Three and Nine Months Ended September 30, 2024 Compared with Three and Nine Months Ended September 30, 2023

Revenue

	Three Months Ended September 30,
	2024			2023
	Commercial	Public		Commercial	Public
	Enterprise	Sector	Total	Enterprise	Sector	Total
Software Products & Services	$13,098	$1,596	$14,694	$18,885	$1,476	$20,361
Managed Services	7,299	—	7,299	7,607	—	7,607
Revenue	$20,397	$1,596	$21,993	$26,492	$1,476	$27,968

	Nine Months Ended September 30,
	2024			2023
	Commercial	Public		Commercial	Public
	Enterprise	Sector	Total	Enterprise	Sector	Total
Software Products & Services	$41,310	$4,236	$45,546	$44,109	$4,472	$48,581
Managed Services	24,658	—	24,658	24,302	—	24,302
Revenue	$65,968	$4,236	$70,204	$68,411	$4,472	$72,883

Commercial Enterprise

Commercial Enterprise Software Products & Services revenue decreased $5.8 million, or 30.6%, in the three months ended September 30, 2024 compared to the corresponding prior year period and decreased $2.8 million, or 6.3%, in the nine months ended September 30, 2024 compared to the corresponding prior year period, in each case, primarily due to decreased revenue from one-time software sales and from consumption-based customers, including Amazon, partially offset by the addition of Broadbean in the second quarter of 2023. Commercial Enterprise Managed Services decreased $0.3 million, or 4.0%, in the three months ended September 30, 2024 compared to the corresponding prior year period primarily due to lower revenue from licensing customers, partially offset by increased revenue from representation services. Commercial Enterprise Managed Services increased $0.4 million, or 1.5%, in the nine months ended September 30, 2024 compared to the corresponding prior year period, primarily due to lower revenue from licensing customers, partially offset by increased revenue from representation services.

Public Sector

Public Sector Software Products & Services revenue increased $0.1 million, or 8.1%, in the three months ended September 30, 2024 compared to the corresponding prior year period and decreased $0.2 million, or 5.3%, in the nine months ended September 30, 2024 compared to the corresponding prior year period, primarily due to fluctuations in timing and magnitude of spend by public safety and federal customers. In some cases, Software Products & Services revenue from Public Sector customers in certain markets, particularly our government customers, can be project-based and impacted by the timing of such projects. As such, we expect that our revenue from these markets could fluctuate significantly from period to period

Operating Expenses

(dollars in thousands)	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Cost of revenue	$6,325	$7,026	$(701)	(10.0)%	$19,614	$21,381	$(1,767)	(8.3)%
Sales and marketing	10,186	10,997	(811)	(7.4)%	31,230	32,895	(1,665)	(5.1)%
Research and development	7,528	10,410	(2,882)	(27.7)%	23,388	32,456	(9,068)	(27.9)%
General and administrative	14,421	18,264	(3,843)	(21.0)%	45,133	48,837	(3,704)	(7.6)%
Amortization	6,025	6,454	(429)	(6.6)%	18,006	17,087	919	5.4%
Total operating expenses	$44,485	$53,151	$(8,666)	(16.3)%	$137,371	$152,656	$(15,285)	(10.0)%

Cost of Revenue. Cost of revenue decreased by $0.7 million and $1.8 million in the three and nine months ended September 30, 2024, respectively, compared to the corresponding prior year periods, in each case, primarily due to the decline in revenues, especially in the higher margin Software Products & Services. During the nine months ended September 30, 2024, Software Products & Services products accounted for 64.9% of revenues compared to 66.7% in the prior year period. Cost of revenues as a percentage of revenue increased to 28.8% from 25.1%

in the three months ended September 30, 2024, respectively, as compared a decrease to 27.9% from 29.3% in the nine months ended September 30, 2023.

Sales and Marketing. Sales and marketing expenses decreased by $0.8 million and $1.7 million in the three and nine months ended September 30, 2024, respectively, compared to the corresponding prior year periods, in each case, primarily due to cost reduction initiatives announced in the first quarter of 2024 partially offset by increased advertising expense and sales and marketing expense as a result of the acquisition of Broadbean in June 2023. As a percentage of revenue, sales and marketing expenses increased to 46.3% from 39.3% during the three months ended September 30, 2024, and decreased to 44.6% from 45.2% during the nine months ended September 30, 2023.

Research and Development. Research and development expenses decreased by $2.9 million, or 27.7%, and $9.1 million, or 27.9%, in the three and nine months ended September 30, 2024, respectively, compared with the corresponding prior year periods, in each case, principally due to decreased personnel-related costs resulting from various cost reduction initiatives, partially offset by increased amortization expenses from increased capitalized costs for internal use software and the acquisition of Broadbean in June 2023. As a percentage of revenue, research and development expenses decreased to 34.2% and 33.3% during the three and nine months ended September 30, 2024, respectively, from 37.2% and 44.6% during the three and nine months ended September 30, 2023, respectively.

General and Administrative. General and administrative expenses decreased by $3.8 million, or 21.0% in the three months ended September 30, 2024 compared with the corresponding prior year period, principally due to reductions in non-recurring professional fees largely associated with the Broadbean acquisition and personnel-related costs resulting from various cost reduction initiatives. General and administrative expenses decreased by $3.7 million, or 7.6% in the nine months ended September 30, 2024 compared with the corresponding prior year period, primarily due to the decrease described above, partially offset by a net increase in the first half of 2024 compared to the prior year period driven by increased costs from the June 2023 Broadbean acquisition.

Amortization Expense. Amortization expense decreased in the three months ended September 30, 2024 compared with the corresponding prior period primarily due to certain intangible assets being fully amortized in the third quarter of 2023, and increased in the nine months ended September 30, 2024 compared with the corresponding prior year period primarily due to the addition of amortization expense related to our June 2023 acquisition of Broadbean.

Other Income (Expense), Net

Other expense, net of $2.6 million for the three months ended September 30, 2024 was primarily due to interest expense, net of $3.0 million, driven by increased interest expense from our Term Loan, partially offset by a foreign translation gain of $0.4 million. Other expense, net of $2.6 million for the three months ended September 30, 2023 was comprised primarily of a foreign exchange loss of $2.3 million. Other expense, net of $8.6 million for the nine months ended September 30, 2024 was primarily due to interest expense, net of $8.5 million, driven by increased interest expense from our Term Loan. Other income, net of $1.1 million for the nine months ended September 30, 2023 was comprised primarily of a gain on the sale of the energy group of $2.6 million and a foreign exchange gain of $0.5 million, offset by interest expense, net of $2.1 million.

Net income from discontinued operations

On October 17, 2024, we consummated the Divestiture. The Divestiture was strategic, allowing us to focus on our AI solutions, and secondarily to improve our financial liquidity with the net proceeds from the Divestiture. During the third quarter of 2024, we determined that Veritone One met the criteria to be classified as discontinued operations. As a result, the historical financial results of Veritone One are reflected in our condensed consolidated financial statements herein as discontinued operations and, as such, have been excluded from continuing operations for all periods presented on a retrospective basis, unless otherwise stated. See Note 3 on Discontinued Operations for more information.

Net income from discontinued operations was $0.8 million for the three months ended September 30, 2024 and primarily consisted of (i) revenue of $8.6 million, offset by cost of revenue of $0.3 million, other operating expenses of $5.8 million and $1.7 million of net interest expense allocations primarily due to the repayment of our Term Loan as a result of the Divestiture. Net income from discontinued operations was $2.9 million for the nine months ended September 30, 2024 and primarily consisted of (i) revenue of $23.0 million, offset by cost of revenue of $0.7 million, other operating expenses of $14.7 million and $4.7 million of net interest expense allocations primarily due to the repayment of our Term Loan as a result of the Divestiture.

Non-GAAP Gross Profit

Our non-GAAP gross profit is calculated as our revenue less our cost of revenue for the three and nine months ended September 30, 2024 and 2023. A reconciliation of non-GAAP gross profit to loss from operations presented in our condensed consolidated financial statements for the three and nine months ended September 30, 2024 and 2023 is shown below.

(dollars in thousands)	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Loss from operations	$(22,492)	$(25,183)	$2,691	(10.7)%	$(67,167)	$(79,773)	$12,606	(15.8)%
Sales and marketing	10,186	10,997	(811)	(7.4)%	31,230	32,895	(1,665)	(5.1)%
Research and development	7,528	10,410	(2,882)	(27.7)%	23,388	32,456	(9,068)	(27.9)%
General and administrative	14,421	18,264	(3,843)	(21.0)%	45,133	48,837	(3,704)	(7.6)%
Amortization	6,025	6,454	(429)	(6.6)%	18,006	17,087	919	5.4%
Non-GAAP gross profit	$15,668	$20,942	$(5,274)	(25.2)%	$50,590	$51,502	$(912)	(1.8)%
Non-GAAP gross margin	71.2%	74.9%			72.1%	70.7%

(dollars in thousands)	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Revenue	$21,993	$27,968	$(5,975)	(21.4)%	$70,204	$72,883	$(2,679)	(3.7)%
Cost of revenue	6,325	7,026	(701)	(10.0)%	19,614	21,381	(1,767)	(8.3)%
Non-GAAP gross profit	$15,668	$20,942	$(5,274)	(25.2)%	$50,590	$51,502	$(912)	(1.8)%
Non-GAAP gross margin	71.2%	74.9%			72.1%	70.7%

The improvement in loss from operations for the three and nine months ended September 30, 2024 compared to the prior year periods resulted primarily from cost reduction initiatives over the trailing eighteen months, offset by the declines in revenue and corresponding decline in Non-GAAP gross profit. The decline in non-GAAP gross margin for the three months ended September 30, 2024 compared with the corresponding prior year period was primarily due to the decline in higher margin Commercial Enterprise revenue, including one-time software revenue and consumption based revenue from customers such as Amazon.

Liquidity, Capital Resources and Going Concern

We have historically financed our business through the sale of equity and debt securities. Our principal sources of liquidity are our cash and cash equivalents, which totaled $11.4 million as of September 30, 2024, compared with total cash and cash equivalents of $46.6 million as of December 31, 2023. The decrease in our cash and cash equivalents as of September 30, 2024 as compared with December 31, 2023 was primarily due to cash used in operating activities of $24.2 million during the nine months ended September 30, 2024. As of September 30, 2024 and December 31, 2023, the Company also had cash from discontinued operations of $34.5 million and $32.8 million, respectively.

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

On October 17, 2024, we consummated the Divestiture for a total purchase price of up to $104.0 million. Net proceeds from the transaction were $59.1 million in cash, which reflected the aggregate purchase price of $104.0 million, less $18.0 million subject to the Earnout described below, $20.3 million of purchase price adjustments, and $6.7 million placed in escrow accounts. We may receive the Earnout of up to $18.0 million in cash proceeds based on the achievement of certain net revenue targets by the Divestiture between January 1, 2025 and December 31, 2025. On October 22, 2024, we used net cash proceeds from the Divestiture to repay $30.5 million principal amount of the Term Loan, plus accrued interest and prepayment premiums in the aggregate amount of $3.3 million. As of October 22, 2024, immediately following the Divestiture and the repayment of a portion of our Term Loan, we reported cash on hand of $27.3 million

Based on our liquidity position at September 30, 2024 after giving effect to the impact of the Divestiture and the repayment of a portion of our Term Loan, and our current forecast of operating results and cash flows, absent any other action, management determined that there is substantial doubt about our ability to continue as a going concern over the twelve months following the filing of this Quarterly Report on Form 10-Q, principally driven by our current debt service obligations, historical negative cash flows and recurring losses. We will require additional liquidity to continue our operations over the next twelve months.

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

The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business, including the ability to meet minimum liquidity thresholds under our Term Loan Credit Agreement. We may not be able to access additional equity under acceptable terms, and may not be successful in future operational restructurings, earning any of our deferred purchase consideration, meeting our minimum liquidity threshold under our Credit Agreement, growing our revenue base and our ability to execute on our operating plans may be materially adversely impacted. If we become unable to continue as a going concern, we may have to dispose of other or additional assets and might realize significantly less value than the values at which they are carried on our condensed consolidated financial statements. These actions may cause stockholders to lose all or part of their investment in our common stock. Our condensed consolidated financial statements do not include any adjustments that might result from our being unable to continue as a going concern. If we cannot continue as a going concern, adjustments to the carrying values and classification of our assets and liabilities and the reported amounts of income and expenses could be required and could be material.

Cash Flows

A summary of cash flows from our operating, investing and financing activities is shown in the table below.

(in thousands)	Nine Months Ended September 30,
	2024	2023
Cash used in operating activities	$(24,223)	$(48,111)
Cash used in investing activities	(3,334)	(53,745)
Cash used in financing activities	(5,895)	(10,487)
Net decrease in cash, cash equivalents and restricted cash	$(33,452)	$(112,343)

Operating Activities

Our operating activities used cash of $24.2 million in the nine months ended September 30, 2024, due primarily to our net loss of $69.2 million, adjusted by $28.1 million in non-cash expenses, including $21.7 million in depreciation and amortization, $5.9 million in stock-based compensation expense and $4.6 million of amortized debt issuance costs, partially offset by $5.0 million from deferred taxes. Cash used in operating activities in the nine months ended September 30, 2024 was partially offset by a net working capital impact of $16.8 million, primarily due to the timing of accrued media payments of $14.0 million and client advances of $19.7 million, partially offset by net cash outflows from expenditures billable to clients of $17.6 million.

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

Investing Activities

Our investing activities for the nine months ended September 30, 2024 used cash of $3.3 million driven by capital expenditures, partially offset by proceeds from the sale of our interest in GridBeyond Limited, an Ireland-based privately held company.

Our investing activities for the nine months ended September 30, 2023 used cash of $53.7 million primarily for $50.2 million in cash paid for the Broadbean acquisition net of cash acquired and $4.0 million in capital expenditures, with these uses of cash partially offset by $0.5 million in proceeds from the Energy Sale.

Financing Activities

Our financing activities for the nine months ended September 30, 2024 used cash of $5.9 million, driven primarily by $3.9 million of principal paid on our Term Loan and $1.8 million in deferred consideration paid related to the 2022 acquisitions.

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

Discontinued Operations

The cash flows related to discontinued operations have not been segregated and are included in the condensed consolidated statements of cash flows. The total net cash provided by operating activities from discontinued operations was $1.9 million for the nine months ended September 30, 2024, which primarily relates to net income from discontinued operations of $2.9 million and the impact from net working capital of $19.9 million, partially offset by net transfers from the Company of $21.4 million. Net cash used in operating activities from discontinued operations was $28.6 million for the nine months ended September 30, 2023, which primarily relates to net transfers from the

Company of $21.2 million and net income from discontinued operations of $5.3 million, partially offset by the impact from net working capital of $13.9 million. Net cash used in investing activities was $0.2 million and $0.3 million for the nine months ended September 30, 2024 and 2023, respectively, related to capital expenditures.

Contractual Obligations and Known Future Cash Requirements

As of September 30, 2024, our debt obligations are comprised of our Term Loan and our 1.75% convertible senior notes due in 2026 (the “Convertible Notes”). As of September 30, 2024, we have $75.6 million principal amount outstanding under our Term Loan that matures in December 2027 and $91.2 million aggregate principal amount outstanding of our Convertible Notes that mature in November 2026. On October 22, 2024, we repaid $30.5 million principal amount of our Term Loan and, after such repayment, $43.1 million principal amount remained outstanding under our Term Loan.

As of September 30, 2024, we have no other present agreements or commitments with respect to any material acquisitions of businesses or technologies or any other material capital expenditures.

As of September 30, 2024, we have recorded $2.0 million of gross liability for uncertain tax positions, including interest and penalties. Based upon the information available and possible outcomes, we cannot reasonably estimate the amount and period in which the liability might be paid.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2024. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to enable timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms promulgated by the SEC. Our management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and there is no assurance that our disclosure controls and procedures will operate effectively under all circumstances. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2024, our disclosure controls and procedures were not effective at the reasonable assurance level due to the following material weaknesses in internal control over financial reporting.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

During the preparation of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, management identified a material weakness in internal control over financial reporting as the Company did not have an effective information and communication process that identified and assessed the source of and controls necessary to ensure the reliability of information used in financial reporting and for providing information required for effective activity level controls. This material weakness could have resulted in a material misstatement to the Company's interim condensed consolidated financial statements that would not be prevented or detected on a timely basis.

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

Remediation of Material Weaknesses in Internal Control Over Financial Reporting

In order to remediate the material weaknesses, management has taken remediation actions including:

(i)
engagement of an outside firm to assist with the remediation actions in March 2024;
(ii)
implemented a more robust plan and risk assessment around the proper design, testing and assessment of internal controls over financial reporting in April 2024;
(iii)
implemented a training program addressing ITGCs and policies, including educating control owners concerning the principles and requirements of each control, with a focus on those related to user access and change management over IT systems impacting financial reporting;
(iv)
implemented documentation of underlying ITGCs to promote knowledge transfer upon personnel and function changes;
(v)
implemented an IT management review and testing plan to monitor ITGCs with a specific focus on systems supporting our financial reporting processes; and
(vi)
trained staff on proper accounting for foreign exchange translation, transactions when consolidating foreign subsidiaries and the proper, accurate and timely evaluation of the realizability of long lived assets, including goodwill and intangible assets. Management has also hired additional staff to oversee the implementation and testing of these remediation actions.

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

We also expect to continue to review, optimize and enhance our financial reporting controls and procedures. While remediating actions have been implemented to mitigate the material weaknesses identified with regards to foreign transaction consolidation and ITGCs, these material weaknesses will not be considered remediated until the applicable remediated and enhanced control processes have operated for a sufficient period of time and management has concluded, through testing, that this enhanced control is operating effectively.

Changes in Internal Control over Financial Reporting

While management continues to make progress on its remediation efforts, there were no definitive changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2023 as supplemented by our Quarterly Report on From 10-Q for the quarter ended June 30, 2024, contains a discussion of the material risks associated with our business. Other than as set forth below, there have been no material changes to the risks described in such Annual Report on Form 10-K and Quarterly Report on Form 10-Q.

We recently sold Veritone One, our full-service advertising agency, which represented approximately 25% of our revenue for the nine months ended September 30, 2024. As a result, our revenue following the sale of Veritone One will be reduced and our business will be less diversified.

On October 17, 2024, we sold our full-service advertising agency and wholly-owned subsidiary, Veritone One, LLC, to an affiliate of Insignia Capital Group L.P. Approximately 25% of our revenue for the nine months ended September 30, 2024 was generated from Veritone One. As a result of the Divestiture, our business is focused on enterprise AI and the type of risks associated with such business. Further, immediately following the Divestiture, our business will generate less revenue which may exacerbate risks related to our operations, including our ability to service our outstanding debt and finance our operations. If these difficulties or challenges cannot be overcome, our business may not be successful and the impact of these risks could have a material adverse effect on our business, financial condition and results of operations.

Our ability to continue as a going concern depends on, among other factors, our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and certain financial, business and other factors beyond our control.

Based on our liquidity position at September 30, 2024 and our current forecast of operating results and cash flows, absent any other action, management determined that there is substantial doubt about our ability to continue as a going concern over the twelve months following the filing of this Quarterly Report on Form 10-Q, principally driven by our current debt service obligations, historical negative cash flows and recurring losses. Our ability to continue as a going concern is dependent on our ability to service our debt obligations under the Term Loan as they become due, which, in turn, is dependent on, among other factors, our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and certain financial, business and other factors beyond our control. Our determination that we may be unable to continue as a going concern may materially harm our business and reputation and may make it more difficult for us to obtain financing for the continuation of our operations, including through equity financings, incurring additional debt or otherwise, which in turn, may adversely impact our financial condition, results of operations and cash flows.

In the near term, to meet our cash obligations as they come due, we are evaluating strategies to obtain funding for future operations. These strategies may include, but are not limited to, obtaining equity financing, debt and/or further restructuring of operations to grow revenues and decrease operating expenses, which include capturing past cost reduction and potential future cost synergies from our past acquisitions. In addition, on October 17, 2024, we consummated the Divestiture for a total purchase price of up to $104.0 million. Net proceeds from the transaction were $59.1 million in cash, which reflected the aggregate purchase price of $104.0 million, less $18.0 million subject to an earnout described below, $20.3 million of purchase price adjustments, and $6.7 million placed in escrow accounts. On October 22, 2024, we used net cash proceeds from the Divestiture to repay $30.5 million principal amount of our outstanding Term Loan, plus accrued interest and a prepayment premium in the aggregate amount of $3.3 million. As of October 22, 2024, immediately following the Divestiture and the repayment of a portion of our Term Loan, we reported cash on hand of $27.3 million.

The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We may not be able to access additional equity under acceptable terms, and may not be successful in future operational restructurings or at growing our revenue base. If we are unable to capture past cost reduction and potential future cost synergies from our past acquisitions, we would likely not have sufficient cash on hand or available liquidity to service our current debt obligations, and our ability to execute on our operating plans may be materially adversely impacted. If we become unable to continue as a going concern, we may have to dispose of other or additional assets and might realize significantly less value than the values at which they are carried on our condensed consolidated financial statements. These actions may cause stockholders to lose all or part of their investment in our common stock. If we cannot continue as a going concern, adjustments to the carrying values and classification of our assets and liabilities and the reported amounts of income and expenses could be required and could be material.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three and nine months ended September 30, 2024, we issued 0 and 298,110 shares of our common stock (“Common Stock”) to certain Warrant Holders upon the exercise of 0 and 499,857 warrants held by them, respectively. Each warrant was cashless exercised at a strike price of $2.5760. The shares of Common Stock issued upon exercise of these warrants were issued in reliance on an exemption from registration provided by Section 3(a)(9) of the Securities Act. Each of the Warrant Holders represented that they were acquiring the warrants and, upon any exercise thereof, will acquire shares of Common Stock issuable upon such exercise, for such Warrant Holder’s own account and not with a view to distribution or resale in violation of the Securities Act or any applicable state securities law.

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

2.2†^

Equity Purchase Agreement, dated as of October 17, 2024, by and among Veritone, Inc., Veritone One, LLC and Oxford Buyer, LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on October 23, 2024).

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

† Exhibits and schedules, or portions thereof, have been omitted pursuant to Item 601(a)(5) of Regulation S-K under the Securities Act. The Company agrees to furnish supplementally a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon request.

^ The Company has omitted portions of the referenced exhibit pursuant to Item 601(b) of Regulation S-K under the Securities Act because such portions (i) are not material and (ii) are the type of information that the Company both customarily and actually treats as private and confidential.

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

Veritone, Inc.

November 12, 2024	By:	/s/ Michael L. Zemetra
Michael L. Zemetra
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)