Form 10-K
period 2024-12-31
Veritone, Inc.
filed 2025-04-01
CIK 1615165

o

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock held by non-affiliates was approximately $74.2 million, calculated based upon the closing price of the registrant’s common stock as reported by the NASDAQ Stock Market on such date.

As of March 24, 2025, 44,834,462 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information that is required to be included in Part III of this Annual Report on Form 10-K is incorporated by reference to the definitive proxy statement to be filed by the registrant within 120 days of December 31, 2024. Only those portions of the definitive proxy statement that are specifically incorporated by reference herein shall constitute a part of this Annual Report on Form 10-K.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we intend that such forward-looking statements be subject to the safe harbors created thereby. All statements made in this Annual Report on Form 10-K that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “continue,” “can,” “may,” “plans,” “potential,” “projects,” “seeks,” “should,” “will,” “would” or similar expressions and the negatives of those expressions may identify forward-looking statements, although not all forward-looking statements contain these identifying words. Such forward-looking statements include, but are not limited to, any statements that refer to projections of our future financial condition and results of operations, capital needs and financing plans, competitive position, industry environment, potential growth and market opportunities, sale, divestiture, or acquisition plans and strategies, compensation plans, governance structure and policies and/or the price of our common stock.

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
•
our identification of existing material weaknesses in our internal control over financial reporting and plans for remediation;
•
fluctuations in our results over time;
•
the impact of seasonality on our business;
•
our ability to manage our growth, including through acquisitions and expansion into international markets;
•
our ability to enhance our existing products and introduce new products that achieve market acceptance and keep pace with technological developments;
•
our expectations with respect to the future performance of our products, such as iDEMs and VDR (each defined below), including as drivers of future growth;
•
actions by our competitors, partners and others that may block us from using third party technologies in our aiWARE platform, offering it for free to the public or making it cost prohibitive to continue to incorporate such technologies into our platform;
•
interruptions, performance problems or security issues with our technology and infrastructure, or that of third parties with whom we work;
•
the impact of the continuing economic disruption caused by macroeconomic and geopolitical factors, including the Russia-Ukraine conflict, the Israel-Hamas war and conflict in the surrounding regions, financial instability, inflation and the responses by central banking authorities to control inflation, high interest rates, monetary supply shifts, the imposition of tariffs and other global trade disputes, and the threat of recession in the United States and around the world on our business and our existing and potential customers; and
•
any additional factors discussed in more detail in “Item 1. Business” and “Item 1A. Risk Factors” of Part I and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II of this Annual Report on Form 10-K.

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

Risks Related to Our Business and Our Financial Condition

•
Our ability to continue as a going concern depends on, among other factors, our financial condition and operating performance, which are subject to factors beyond our control.
•
The sale of Veritone One reduced our revenue and business diversification.
•
Our efforts to expand our aiWARE SaaS business may not be successful.
•
The market for AI-based software applications is new and unproven and may decline or experience limited growth, and concerns over the use of AI may hinder the adoption of AI technologies.
•
Certain of our operating results and financial metrics are difficult to predict as a result of seasonality.
•
We may seek to acquire other companies, businesses or technologies, which could be expensive, divert our management’s attention, fail to achieve the expected benefits or expose us to other risks.
•
We have expanded our international operations, more recently in the second half of 2023 as a result of our Broadbean acquisition, which exposes us to significant risks, and we may further expand our international operations in the future through organic growth and/or non-organic growth through future acquisitions.
•
Our business has been and may continue to be negatively affected by macroeconomic and geopolitical factors, including lingering economic disruption caused by the Russia-Ukraine conflict, the Israel-Hamas war and conflict in the surrounding regions, inflation and the responses by central banking authorities to control inflation, monetary supply shifts, the imposition of tariffs and other global trade disputes, and the threat of recession in the United States and around the world.

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
•
A security breach or other security incident of our platform, networks, systems or data could have an adverse effect on our business and reputation.
•
Our ability to use our loss carryforwards may be limited.

Risks Related to our Indebtedness and Liquidity

•
Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our operations to pay our debt obligations.
•
If we are not able to achieve certain cost synergies from our prior acquisitions, cost savings from our planned cost reduction measures, or raise sufficient capital through capital-raising transactions, we will need additional liquidity to continue our operations over the next twelve months.

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
•
Historically, we have generated significant revenue from a limited number of key customers, and have recently experienced declines in revenue from one of these customers, which has resulted in a significant reduction in our revenues and may cause our revenues for future periods to be less predictable.
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

Risks Related to Regulatory Compliance

•
We and the third parties with whom we work are subject to stringent and evolving U.S. and foreign laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. These legal and other obligations have in the past, and could in the future, require us to make changes to our business, impose additional costs on us and reduce the demand for our software products and solutions. Our actual or perceived failure to comply with such obligations could also lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse business consequences.
•
Tax authorities in the United States and in foreign jurisdictions may successfully assert that we, including our acquired companies, should have collected, or in the future should collect, sales, use, value added, or similar taxes, and we could be subject to substantial liabilities with respect to past or future transactions.
•
Recent and proposed laws regarding the use of facial recognition technology, the processing of biometric data, and the use of AI, automated decision-making and machine learning technologies increase our compliance costs and otherwise make it harder for us to conduct our business, require us to change our business practices, may lead to regulatory investigations or actions, and could have a material adverse effect on demand for certain of our products.

Risks Related to the Ownership of Our Securities and Our Public Company Operations

There are additional risks related to the ownership of our securities and our public company operations discussed in more detail in item “Item 1A. Risk Factors” of Part I, including, but not limited to, risks concerning the volatility of our stock price, our identification of material weaknesses in our internal control over financial reporting, our anti-takeover provisions, stockholder dilution and analysts’ reports about the Company.

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

Our proprietary AI operating system, aiWARETM, uses machine learning algorithms, or AI models, together with a suite of powerful applications, to reveal valuable insights from vast amounts of structured and unstructured data. aiWARE serves as the foundation for our AI solutions and bespoke applications and offers access to hundreds of cognitive categories through one common software infrastructure. Highly modular and customizable, aiWARE enables expansive scale with the flexibility to deploy in the cloud, at the edge or in hybrid environments. Our aiWARE platform offers capabilities that are designed to mimic human cognitive functions such as perception, prediction and problem solving, enabling users to quickly, efficiently and cost effectively transform unstructured data into structured data, and analyze and optimize data to drive business processes and insights. aiWARE is based on an open architecture that enables new AI models, applications and workflows to be added quickly and efficiently, resulting in a scalable and evolving solution that can be leveraged by organizations across a range of industries.

We also offer cloud-native digital content management solutions and content licensing and representation services. These offerings leverage our aiWARE technologies, providing customers with unique capabilities to enrich and drive expanded revenue opportunities from their content.

We generate revenue primarily through the delivery of our Software Products & Services (as defined below) across our Commercial Enterprise (“Commercial Enterprise”) and Public Sector (which we formerly referred to as “Government & Regulated Industries”) divisions, and secondarily from Managed Services (as defined below) that today include the delivery of content licensing, influencer management and related services within Commercial Enterprise.

•
“Software Products & Services” consists of revenues generated from Commercial Enterprise and Public Sector customers using our aiWARE platform and hiring solutions, any related support and maintenance services, and any related professional services associated with the deployment and/or implementation of such solutions.
•
“Managed Services” consist of revenues generated from Commercial Enterprise customers using our content licensing services, representation and related services.

Through October 17, 2024, we operated a full-service advertising agency through a wholly-owned subsidiary, Veritone One (as defined below), that leveraged aiWARE to provide differentiated Managed Services to our customers. On October 17, 2024, we entered into an Equity Purchase Agreement (the “Purchase Agreement”) with Veritone One, LLC, our wholly-owned subsidiary (“Veritone One”), and Oxford Buyer, LLC (“Purchaser”), an affiliate of Insignia Capital Group L.P., pursuant to which, among other things, Purchaser acquired from us all of the issued and outstanding equity of Veritone One (such transaction, the “Divestiture”). Veritone One’s services included media planning and strategy, advertisement buying and placement, campaign messaging, clearance verification and attribution, and custom analytics, specializing in host-endorsed and influencer advertising across primarily radio, podcasting, streaming audio, social media and other digital media channels. We determined that the Divestiture represents a strategic shift that will have a material effect on our operations and financial results. Therefore, the historical financial results of Veritone One are reflected in our consolidated financial statements as discontinued operations and, as such, have been excluded from continuing operations for all periods presented on a retrospective basis, unless otherwise stated.

Our presence is primarily in the United States, the United Kingdom, France, Australia, Israel and India.

The Market Opportunity

Today, the existence of unstructured data is growing rapidly, creating significant challenges for companies and governments across the globe, including how to create systematic solutions to address the ever-increasing volume of unstructured data. Whether it is government or state and local law enforcement agencies trying to solve crimes through the analysis of unstructured video evidence, a media company searching years of television archives for specific images and video content, or global employers trying to operationalize high volumes of hiring data, we believe AI is the only efficient solution to these complex data challenges.

To address the ever-growing challenges surrounding unstructured data, we developed aiWARE, our proprietary AI operating system. aiWARE orchestrates AI models, together with a suite of powerful applications on a secure open platform to reveal valuable insights from vast amounts of structured and unstructured data. aiWARE offers over 20 cognitive categories. Each cognitive category is a grouping of AI models around particular cognitive functions such as perception, recognition, and text understanding, which enables users to quickly, efficiently and cost-effectively transform unstructured data into structured data, and analyze and optimize data to drive business processes and insights.

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

Our aiWARE platform encompasses the following:

•
Industry Applications. We provide numerous AI-powered applications that span local and federal government, legal and compliance, and commercial verticals. These applications search and rapidly extract actionable insight from evidence, quickly locate case-critical evidence and compliance risks, and analyze, manage, and monetize assets.
•
Automate Studio and Developer APIs. Our aiWARE platform allows enterprise AI Leaders responsible for IT, MLOps, ModelOps, ML, data science, or digital transformation to quickly and easily create aiWARE-based AI workflows with a low-code designer and utilize aiWARE APIs directly to add content intelligence to existing legacy applications or build cloud-native or IoT apps.
•
Intelligent Data Lake. Our customers can save, index and search data insights across cognitive categories with aiWARE’s intelligent data lake, which provides time-correlated cognitive metadata indexing and enables multivariate, time-based search in applications. Developers can use this time-correlated data to trigger workflows when certain events occur.
•
Applications and Cognitive Analytics. We have developed a suite of core applications and several industry targeted applications, which are discussed in more detail below, to facilitate the use of our platform and enable users to unlock actionable insights from their diverse datasets. The modular structure of aiWARE enables rapid development and deployment of applications, including leading large language models ("LLMs") like ChatGPT, that are relevant to the specific needs of different markets. This allows us and third parties to build and deploy new applications on top of our aiWARE architecture or integrate existing applications with aiWARE quickly and easily.
•
Generative AI. Generative AI enables the creation of novel content from data inputs, rather than simply analyzing or acting on existing input data. Generative AI technology is currently being used across numerous industries for a variety of purposes such as simulating human conversation, producing multilingual content and ad promos and summarizing and making recommendations based on large volumes of data. With the increasing prominence of LLMs, such as Claude 3.5, Amazon Web Services (“AWS”) Bedrock and ChatGPT, we introduced generative AI capabilities to aiWARE in 2024. Veritone Generative AI allows organizations to leverage and create domain-specific large language models and knowledge graphs based on the data they store in aiWARE. These capabilities are available in aiWARE natively, via API, and through Automate Studio, and we plan to integrate them with our industry-specific applications in the future.

aiWARE can be configured to meet each customer’s specific deployment requirements. These deployment models include fully cloud-based options hosted by us in AWS and Microsoft Azure (“Azure”) commercial and secure government cloud environments; on-premises options, which allow users to utilize aiWARE’s cognitive processing and certain other capabilities in their controlled environment; and hybrid cloud/on-premises options, which give users of our on-premises capabilities the option to also connect to our services in the cloud, either to provision additional services to run within their controlled environment, or to use our additional cloud-based services to process data, search and analyze the results. We currently hold an Authorization to Operate (“ATO”) under the Federal Risk and Authorization Management Program (“FedRAMP”) for our AWS secure government cloud platform to support government customers.

Our current architecture gives us the flexibility to deploy many of aiWARE’s capabilities in virtually any environment, including newer GPU architectures. We are continuing to enhance the portability of aiWARE to provide substantially all of the features and functionality of the platform within any environment to meet our customers’ needs.

Markets in Which We Operate

We serve two distinct markets: Commercial Enterprise and Public Sector. We have developed several applications and services addressing specific customer use cases within these target markets. We intend to leverage the capabilities that we have developed for these key markets to expand into other markets in the future. We have identified numerous ways in which our aiWARE platform and related AI technology may be used to extract valuable insights from large volumes of data to address real-world problems across a broad range of markets and applications.

Commercial Enterprise

Commercial Enterprise today consists of customers in the commercial sector, including customers across media, entertainment, sports and advertising, content licensing and Veritone Hire solutions customers. To date, the majority of our Software Products & Services and Managed Services revenue is generated from our Commercial Enterprise customers.

Software Products & Services

Software Products & Services used by our Commercial Enterprise customers include:

•
aiWARE. Bundled offering of our core applications which enables media broadcasters to ingest their live and archived media into aiWARE and run an array of AI models on the media to identify keywords, faces, logos and objects, enriching the content with additional metadata to allow it to be quickly and easily searched, analyzed, curated and shared in near real-time. aiWARE also includes advanced analytics features that allow users to customize their analytics dashboards and reports and generate live interactive charts with robust filtering capabilities and transforms the way these media broadcasters conduct their business by implementing AI-powered applications in their ad tracking and verification workflows, enabling them to provide advertisers with near real-time ad verification and integrated audience analytics.
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
•
Veritone Hire Solutions. Cloud-native software portal and applications enabling employers to attract candidates and operate programmatic advertising software to optimize the efficiency of their hiring processes. Our Veritone Hire software platform is integrated into over 120 unique applicant tracking systems and enables customers to access over 2,500 international job boards to streamline hiring efforts through job distribution, OFCCP compliance posting, candidate management, candidate search and automated posting and campaign management. Our programmatic campaigns solution, Veritone Hire Programmatic, leverages predictive AI algorithms and machine-learning to help employers save money on their job advertising and source talent faster by predicting job advertising performance and automating the execution, tracking and optimization of job advertising campaigns. In addition, Veritone Hire uses its integrations with applicant tracking systems and recruiter user data to track hiring outcomes for clients while providing them with analytics to optimize their job listing budgets.
•
Veritone Voice. Synthetic voice solution that allows content creators and owners across numerous industries to securely create and monetize verified AI voices that can be transformed into different languages, dialects, accents and more. In addition to a self-serve application for voice projects with over 560 stock voices across 150 languages, Veritone’s voice solution offers Premium Voices with more than 20 recognizable voice-artist approved AI voices to license, as well as custom voice cloning, a consent-driven cloning solution using text-to-speech or speech-to-speech.
•
Veritone Data Refinery(“VDR”). Comprehensive and secure software solution that empowers enterprises to integrate, analyze and understand their data for actionable intelligence. VDR enables content management, the training of internal AI models, access to data for knowledge graph applications, and the licensing of data to AI model developers.
•
Artificial Intelligence Solutions Group ("AISG"). Professional services to help our customers address complex challenges and gain a competitive advantage by using AI-powered solutions. These services include (i) data readiness assessment and AI strategy formulation to identify opportunities for utilizing AI to streamline workflows and other business processes, (ii) data modernization services to assist customers in transitioning from legacy systems to cloud-based architectures, (iii) AI solutions development and (iv) educational bootcamps, workshops and information to help customers formulate their AI strategies and quickly scale AI from ideation to production.

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

•
Representation Services. Offering of management, representation and related services to a select group of social media influencers to create content and custom marketing campaigns for brand partners and agencies.
•
VeriAds Network. Comprised of two programs that enable radio and television broadcasters, podcasters and social media influencers to generate incremental advertising revenue from premium advertisers, and enable these advertisers to expand their audience reach through unique ad units and new influencer avenues:
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

Public Sector

Public Sector consists of customers in government and regulated industries, including our state, local and federal government, legal and compliance customers. To date, Public Sector represents a smaller portion of our consolidated revenue as compared to Commercial Enterprise. We believe that there are near- and long-term opportunities in Public Sector to further grow our business during fiscal 2025 and beyond.

Public Sector markets include state and local government, legal and compliance markets, including law enforcement, legal and judicial professionals, and companies and regulatory bodies in highly regulated industries. Law enforcement and other government agencies regularly accumulate large amounts of unstructured audio and video data, including from police body cameras, police car recorders, interview room cameras, 911 audio tapes and surveillance cameras. Historically, in most cases, investigators have had to review audio and video data manually, a task that consumes huge amounts of time and delays investigations. In addition, public agencies are required to provide certain information, which may include audio and video files, in response to requests from the public. Reviewing video footage to identify and authenticate the appropriate footage to be disclosed, and to redact facial images and other sensitive information prior to disclosure, have historically been time-consuming and largely manual processes. Today, law enforcement and other government agencies can leverage our aiWARE platform and applications to organize, review, analyze and gain insight from their various data sources to enhance their investigative workflows and to support their public disclosure requirements.

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

Software Products & Services used by our Public Sector customers include:

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
•
Investigate. Provides a central evidence hub powered by AI that accelerates investigations and increases case clearance rates. Our Investigate solution is specifically targeted to service the needs of governmental entities focused on law enforcement investigations as well as Freedom of Information Act workflows. Investigate is optimized for the specific functions carried out by law enforcement investigative agencies to help conduct criminal investigations, ensure physical security, and detect fraud. Customers using Investigate can consolidate digital evidence into one secure and compliant cloud environment, quickly identify the most relevant information for a case at scale with greater insights, streamline redaction, improve analysis and evidence discovery, and track persons of interest across files.
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
•
Contact. Designed to reduce the time needed to comply with racial and identity profiling stop data collection requirements in certain U.S. states, including California and offers ways to gather additional insight for agency needs. Developed in close collaboration with the California State Department of Justice as well as key city law enforcement agencies, this intelligent stop data collection application may reduce officer data collection time, minimize review effort, and provide command staff faster insight for training and other constituent transparency initiatives.
•
Track. Monitors people in video, providing insights to help assess the visual description of a person of interest in a scene, what they are doing, and who they are with. Track enables our customers to monitor multiple video recordings and feeds when dealing with occlusion within crowded areas and impacts from lighting and distance. Track tracks the human body and head, whether or not the head is turned or at an unidentifiable angle and can also track clothing or anything identifiable across multiple videos and feeds. Government, law enforcement, and justice organizations have used Track to find persons of interest from disparate video files and build an understanding of their activities and associations. This type of “digital forensics” can help investigators create a narrative around an event or an individual contained in a video capturing a crime or an object of interest to track.
•
Intelligent Digital Evidence Management System (“iDEMS”). Built on the aiWARETM platform, iDEMS is a cloud-based product suite comprised of Veritone’s public sector solutions – Investigate, Redact, Illuminate, Track and IDentify. iDEMS has seamless downstream workflows to centralize digital evidence, streamline redaction, improve analysis and evidence discovery, track persons of interest across all containerized content files and identify persons of interest from an existing records database. The solution also provides technical workflow integrations with many of the industry’s leading software platforms and tools.

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

Until the sale of Veritone One in October 2024 pursuant to the Divestiture, we marketed and sold our advertising Managed Services through a combination of our direct sales and indirect channel sales. We primarily marketed and sold directly to advertisers through outbound sales networking and client and partner referrals. Our indirect sales channel consisted of referral partners who were mainly advertising agencies or marketing consultants. In addition to our sales efforts for new clients, our campaign strategists drove upsells and expanded sales by optimizing media spending for advertising clients.

Customers

Software Products & Services

We market and sell our Software Products & Services to customers in the Commercial Enterprise and Public Sector markets. During 2024, no customer accounted for 10% or more of total revenues from our Software Products & Services, as compared to the prior year in which one customer accounted for 22% of total revenues from our Software Products & Services in 2023. As we continue to grow our revenues from our Software Products & Services across our markets, we believe that our dependence on any single customer or group of customers will continue to reduce.

Managed Services

We market and sell our content licensing Managed Services to customers such as major sports networks and film production companies that require high value content for their broadcasts and projects. During both 2024 and 2023, one customer accounted for 20% of the total Managed Services revenues.

Competition

Software Products & Services

The market for AI-enabled solutions is rapidly evolving and highly competitive, and we face competition from various sources, including large, well-capitalized technology companies such as Google, Microsoft, Amazon, Axon and Palantir. In the case of our Veritone Hire solutions, the market for talent acquisition software and services is highly competitive, rapidly evolving and fragmented, and we face competition from programmatic job advertising software companies, traditional human capital management (HCM) companies, companies primarily focused on offering applicant tracking systems, and providers of point solutions for specific use cases such as for recruitment marketing, and these companies include, without limitation, Oracle and SAP.

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

We believe the following competitive attributes are necessary for us to compete successfully in the AI industry for Commercial Enterprise and Public Sector customers for our Software Products & Services:

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

Managed Services

We face competition from third parties for our content licensing Managed Services, including IMG, Thomson Reuters Getty Images and Shutterstock, particularly in North America; however, many content owners choose to manage the licensing of their content in-house, and content owners that we currently represent may choose to license their content directly in the future. We believe that we may face additional competition in North America if new content licensing companies emerge or expand their business in the region. As we expand our content licensing services to international markets, we believe that we may face greater competition from established content licensing and talent management companies. We believe that our ability to use the cognitive capabilities of aiWARE to enrich and enhance the searchability of content, and to leverage relationships with existing customers and vendors across our Managed Services business, gives us a competitive advantage over other content licensing companies and allows us to achieve greater benefits for content owners than they can achieve through their own in-house efforts.

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

As of March 10, 2025, in the United States, we have 34 issued patents, which expire between 2029 and 2042, and have 8 patent applications pending for examination. As of such date, we also had 16 issued patents and 3 patent applications pending for examination in foreign jurisdictions (including international PCT applications), all of which are based on counterpart U.S. patent applications pursued by us. In addition, we have registered, or have applied for registration of, numerous trademarks, including Veritone and aiWARE, in the United States and in several foreign jurisdictions. We seek to protect our intellectual property rights by implementing a policy that requires our employees and independent contractors involved in development of intellectual property on our behalf to enter into agreements acknowledging that all works or other intellectual property generated or conceived by them on our behalf are our property, and assigning to us any rights, including intellectual property rights, that they may claim or otherwise have in those works or property, to the extent allowable under applicable law.

Seasonality

Prior to fiscal year 2024, we experienced seasonal fluctuations in our revenue and operating performance as a result of the utilization of our platform and associated revenues from our Software Products & Services. In particular, our Veritone Hire revenues have historically been higher in the second half of each fiscal year, consistent with the hiring cycles of our larger customers. In fiscal 2024, our revenue and operating performance were less impacted by seasonal fluctuations primarily driven by a year over year decline in consumption-based revenue from a single customer across Veritone Hire. We also experience seasonality a result of factors such as the timing of large projects, the length and complexity of our sales cycles, trends impacting our target vertical markets and our revenue recognition policies and any changes we make to those policies. Within a given quarter, a higher proportion of our agreements are signed toward the end of such quarter. Although these seasonal factors are common in the technology industry, historical patterns should not be considered a reliable indicator of our future sales activity or performance.

Regulatory Environment

We are subject to a number of U.S. federal, state, local and foreign laws and regulations, including within the United Kingdom, Australia, India, Israel and parts of Europe, that involve matters central to our business. These laws and regulations govern privacy, data protection, intellectual property, competition, consumer protection and other subjects.

We carry out certain processing of personal data that is subject to data protection and privacy laws in various jurisdictions including the European Union and United Kingdom General Data Protection Regulation (“GDPR”); the California Consumer Privacy Act, as amended (“CCPA”); laws regulating the use of AI, automated decision making, machine learning, and biometric technologies (including facial recognition); and similar laws and regulations in other jurisdictions, including states and localities within the United States. Under these data protection and privacy laws, we are required to maintain certain technical and organizational measures designed to ensure the security and protection of personal data and information, and we are required to comply (either directly or indirectly pursuant to requirements of our contracts with customers) with a number of requirements with respect to individuals whose personal data or information we collect and process, including, among others, notification requirements and requirements to comply with requests from individuals to (i) opt out of collection, processing and/or sale of their data or information, (ii) delete their data or information, and (iii) receive copies of and other information regarding our collection and processing of their data or information.

We generate revenue through contracts with U.S. federal, state, and local governments and are required to comply with evolving procurement and cybersecurity requirements, including FedRAMP. Compliance with these requirements is complex and costly, with failure or delays potentially limiting our ability to do business with government entities, which could undermine our competitive position. Maintaining FedRAMP authorization requires significant ongoing costs, including continuous monitoring, security assessments, and compliance personnel, impacting capital expenditures and earnings.

Moreover, governments, regulators and individuals are increasingly scrutinizing the use of AI and machine learning technologies (including the associated processing of personal data), automated decision making (including in an employment and/or recruitment context), and the processing of biometric data (including through facial recognition technologies). In addition, numerous laws and regulations around the world, including the Colorado AI Act, various laws in California, and the EU AI Act, among others, have been enacted or proposed to regulate these areas, and several lawsuits have been filed, particularly in the United States, challenging the processing of biometric data which may reduce our customers’ demand for our products.

Human Capital Resources

As of December 31, 2024, we had a total of 487 employees, 469 of whom were full-time employees. 116 of our U.S-based employees are located in California, with another 188 employees located in 36 other states. We also have 36 employees located in Israel and 147 employees located in other countries including the United Kingdom, France, Australia and India.

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

Based on our liquidity position at December 31, 2024 and our current forecast of operating results and cash flows, absent any other action, management determined that there is substantial doubt about our ability to continue as a going concern over the twelve months following the filing of this Annual Report on Form 10-K. In past fiscal quarters, based on our liquidity position at the end of such fiscal quarter and our then-current forecast of operating results and cash flows, management has determined that there has been a substantial doubt about our ability to continue as a going concern over the twelve months following such determination, principally driven by our current debt service obligations, historical negative cash flows and recurring losses. Our ability to continue as a going concern is dependent on our ability to service our debt obligations under the Term Loan as they become due, which, in turn, is dependent on, among other factors, our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and certain financial, business and other factors beyond our control. Any future determination that we may be unable to continue as a going concern may materially harm our business and reputation and may make it more difficult for us to obtain financing for the continuation of our operations, including through equity financings, incurring additional debt or otherwise, which in turn, may adversely impact our financial condition, results of operations and cash flows.

In the near term, to ensure we continue to meet our cash obligations as they come due, we continue to evaluate strategies to obtain funding for future operations. These strategies may include, but are not limited to, obtaining equity financing, debt and/or further restructuring of operations to grow revenues and decrease operating expenses, which include capturing past cost reduction and potential future cost synergies from our past acquisitions. For example, on October 17, 2024, we consummated the Divestiture for a total purchase price of up to $104.0 million. Net proceeds from the transaction were $55.9 million in cash, which reflected the aggregate purchase price of $104.0 million, less $18.0 million subject to an earnout described below, $20.3 million of purchase price adjustments, $6.7 million placed in escrow accounts, and $3.0 million in transaction-related expenses. In connection with the closing of the Divestiture, we used $30.5 million of the net cash proceeds from the Divestiture to repay principal on our outstanding term loan, and as of December 31, 2024, $41.2 million was outstanding under our term loan. In addition, on November 19, 2024, we entered into a sales agreement (the “Sales Agreement”) with Needham & Company, LLC and H.C. Wainwright & Co., LLC, as sales agents (the “Sales Agents”), to establish an “at-the-market” equity offering program (the “ATM Program”), allowing us to offer and sell shares of our common stock having an aggregate offering price of up to $35.0 million from time to time through the Sales Agents. As of December 31, 2024, we had issued 1,707,791 shares of our common stock under the ATM Program for aggregate gross proceeds of $4.7 million. Furthermore, on January 2, 2025, we conducted a registered direct offering (the “Registered Direct Offering”) pursuant to a securities purchase agreement with Esousa Group Holdings, LLC. The Registered Direct Offering included 4,414,878 shares of our common stock, priced at $2.53 per share, and pre-funded warrants to purchase up to 3,608,838 shares of our common stock priced at $2.52 per pre-funded warrant, with an exercise price of $0.01 per share. We received gross proceeds from the Registered Direct Offering of approximately $20.3 million, before deducting offering expenses.

The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business, including the ability to meet minimum liquidity thresholds under our Credit Agreement. We may not be able to access additional equity under acceptable terms, and may not be successful in future operational restructurings, earning any of our deferred purchase consideration, meeting our minimum liquidity threshold under out Credit Agreement, or at growing our revenue base, and our ability to execute on our operating plans may be materially adversely impacted. If we are unable to capture past cost reduction and potential future cost synergies from our past acquisitions we would likely not have sufficient cash on hand or available liquidity to service our current debt obligations, and our ability to execute on our operating plans may be materially adversely impacted. If we become unable to continue as a going concern, we may have to dispose of other or additional assets and might realize significantly less value than the values at which they are carried on our consolidated financial statements. These actions may cause stockholders to be further diluted or to lose all or part of their investment in our common stock. If we receive an auditor opinion qualified by such auditor’s determination that there is a substantial doubt as to our ability to continue as a going concern, it will result in an event of default under our Term Loan (as defined below), absent any consent or waiver by the lenders under the Credit Agreement, and may result in incremental costs to us or restrictions imposed upon us by our lenders. In March 2025, we received a consent from the lenders under our Term Loan to deliver our audited consolidated financial statements for the fiscal year ended December 31, 2024 with a report from our independent certified public accountants related thereto that contained a going concern emphasis of matter. As consideration for the Limited Consent, we paid an aggregate of $1.0 million in cash to the lenders party to the Limited Consent. If we cannot continue as a going concern, adjustments to the carrying values and classification of our assets and liabilities and the reported amounts of income and expenses could be required and could be material.

We recently sold Veritone One, our full-service advertising agency, which represented approximately 25% of our revenue for the twelve months ended December 31, 2024. As a result, our revenue following the sale of Veritone One has been and will continue to be reduced and our business will be less diversified.

On October 17, 2024, we entered into the Purchase Agreement, pursuant to which we sold our full-service advertising agency and wholly-owned subsidiary, Veritone One, to an affiliate of Insignia Capital Group L.P. Approximately 25% of our revenue for the year ended December 31, 2024 was generated from Veritone One. As a result of the Divestiture, our business is focused on enterprise AI and the type of risks associated with such business. Further, immediately following the Divestiture, our business has been and will continue to generate less revenue for the foreseeable future, which may exacerbate risks related to our operations, including our ability to service our outstanding debt and finance our operations. If these difficulties or challenges cannot be overcome, our business may not be successful and the impact of these risks could have a material adverse effect on our business, financial condition and results of operations.

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
•
Failure to articulate the perceived benefits of our solutions, or to generate broad customer acceptance of or interest in our solutions;
•
Introduction of competitive offerings by larger, better financed and more well-known companies;
•
Introduction of new products or technologies that have performance and/or cost advantages over our aiWARE platform;
•
Inability to integrate our solutions with products of other companies to pursue particular vertical markets, or the failure of such relationships to achieve their anticipated benefits;
•
Long and complex sales cycles, particularly for customers in the Public Sector markets; and
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

In addition, AI presents risks and challenges that could hinder its further development, adoption and use in the markets that we serve. AI algorithms may be flawed, datasets may be insufficient or contain biased information, and the results and analyses that our AI solutions assist in producing may be deficient, inaccurate or biased. For example, biased datasets and results could produce results that are objectionable to customers using our talent acquisition, or Veritone Hire, technologies. Further, use of AI technologies in certain scenarios present ethical concerns. For example, due to inaccuracies or flaws in the inputs, outputs or logic of our AI technology, the model could result in decisions that bias certain individuals (or classes of individuals) and adversely impact their rights, employment and ability to obtain certain services or benefits. If we enable or offer AI solutions that produce deficient or inaccurate results and analyses, or that are controversial due to human rights, privacy or other social issues, we may experience lower-than-expected demand for our products and services, or competitive, brand or reputational harm. Multiple states in the United States, as well as the European Union, have enacted or proposed legislation regulating the use of AI. These regulations include requirements for increased transparency, mandatory disclosures and the implementation of mitigating measures to address potential risks associated with AI technologies. Compliance with these laws may impose additional costs, operational adjustments, or restrictions on our use of AI, and noncompliance could result in regulatory penalties, reputational harm, or other adverse impacts. As this regulatory landscape continues to develop, new or more stringent requirements could emerge, further affecting our business operations and ability to leverage AI technologies effectively.

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

We experience quarterly variations in the timing of revenues from our Software Products & Services as a result of numerous factors, such as the timing of large projects, the length and complexity of our sales cycles and trends impacting our target vertical markets. In particular, our Veritone Hire solutions have historically experienced seasonality in terms of when we enter into customer agreements for our products and services. Consistent with the hiring patterns of many of our customers, a higher percentage of related revenue is earned in the second half of each year. Within a given quarter, a significant portion of our agreements are often signed toward the end of the quarter. This seasonality is reflected to a lesser extent in our revenue due to the fact that we generally recognize subscription revenue over the term of the customer agreement. We expect this seasonality to continue, which may cause fluctuations in certain of our operating results and financial metrics, and thus, difficulties in predictability of our operating results.

We have had a history of losses and we may be unable to achieve or sustain profitability.

We experienced net losses of $37.4 million and $58.6 million in fiscal years 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $467.3 million. We expect to continue to expend substantial financial and other resources on, among other things:

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

We may pursue the opportunistic acquisition of other companies, businesses or technologies, which could be expensive, divert our management’s attention, fail to achieve the expected benefits and/or expose us to other risks or difficulties.

As part of our growth strategy, we have acquired, and we may continue to acquire, businesses, services, technologies or intellectual property rights that we believe could complement, expand or enhance the features and functionality of our aiWARE platform and our technical capabilities, broaden our product and service offerings or offer growth opportunities for our business. For example, we closed on our acquisition of Broadbean in June 2023. This acquisition strategy may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not such acquisitions are consummated. Acquisitions could also result in dilutive issuances of equity securities, the incurrence of debt, contingent liabilities, amortization expenses, impairment of goodwill and/or purchased long-lived assets, and restructuring charges, any of which could adversely affect our operating results and financial condition. In addition, we may face risks or experience difficulties successfully integrating acquired businesses, such as Broadbean, with our operations. These risks include:

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

In June 2023, and in conjunction with our acquisition of Broadbean, we expanded our operations into Europe and Asia Pacific. As part of our growth strategy, we may expand our operations further internationally. As of December 31, 2024, we had operations in the United Kingdom, other parts of Europe, Israel, Australia and India, and we may, in the future, open offices and hire employees in additional locations outside of the United States to service existing global customers, reach new customers and gain access to additional technical talent. Operating and expanding to new international markets requires significant resources and management attention and will subject us to uncertain regulatory, international tax, international conflicts, and economic and political risks. Because of our limited historical experience with expanded international operations, as well as developing and managing sales in international markets, our international expansion efforts may not be successful. In addition, we will face risks of doing business internationally that could adversely affect our business, including, but not limited to:

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

Our business has been and may continue to be negatively affected by macroeconomic and geopolitical factors, including lingering economic disruption caused by the Russia-Ukraine conflict, the Israel-Hamas war and conflict in the surrounding regions, inflation and the responses by central banking authorities to control inflation, monetary supply shifts, the imposition of tariffs and other global trade disputes, and the threat of recession in the United States and around the world.

Global economic and business activities continue to face widespread macroeconomic and geopolitical uncertainties, including lingering economic disruption caused by the Russia-Ukraine conflict, Israel-Hamas war and conflict in the surrounding regions, inflation and the responses by central banking authorities to control inflation, monetary supply shifts, the imposition of tariffs and other global trade disputes, and the threat of recession in the United States and around the world. We continue to actively monitor the impact of these macroeconomic factors on our financial condition, liquidity, operations, suppliers, industry and workforce, and instituted certain cost saving measures during 2023 and 2024 as a result of these factors. The extent of the impact of these factors on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, and the impact on our customers, partners and employees, all of which are uncertain and cannot be predicted. These and other global economic conditions, including any new disruptions, have and may again negatively impact our business. For example, we have operations and an office in Israel, and as a result of the Israel-Hamas war, a number of our employees and family members of our employees have been conscripted into military service. In addition, our Veritone Hire solutions are sold to businesses that experience performance fluctuations based on factors including the demand for labor and the economic health of current and prospective employers. To the extent that economic uncertainty or attenuated economic conditions cause our current and potential customers to freeze or reduce their headcount, demand for our products and services has been, and may continue to be negatively affected. Adverse economic conditions have also caused and could continue to result in reductions in sales of our applications, longer sales cycles, reductions in contract duration and value, slower adoption of new technologies and increased price competition. In addition, economic recessions have historically resulted in overall reductions in spending on software and technology solutions as well as pressure from customers and potential customers for extended billing terms. If economic, political, or market conditions deteriorate, or if there is uncertainty around these conditions, our current and potential customers may elect to decrease their software and technology solutions budgets by deferring or reconsidering product purchases, which could limit our ability to grow our business and negatively affect our operating results. Any of these events would likely have an adverse effect on our business, operating results and financial position.

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

Interruptions or performance problems associated with our technology and infrastructure, or that of the third parties with whom we work, including AWS and Azure, may adversely affect our business and operating results.

Our business success depends in part on the ability of customers to access our Software Products & Services and Managed Services at any time and within an acceptable amount of time. We have experienced, and may in the future experience, disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, introductions of new applications and functionality, software errors and defects, capacity constraints due to an increasing number of users accessing our platform or initiating large volumes of processing simultaneously, or security related incidents. In addition, we rely on third parties, including AWS and Azure, to operate critical business systems and process sensitive information in a variety of contexts, including for hosting, storage and other critical services, required to operate our Software Products & Services and Managed Services. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. As such, we are vulnerable to service interruptions, delays and outages experienced or caused by these third parties, and we have experienced (and may in the future experience) adverse consequences when certain third parties with whom we work have experienced a security incident or other service interruption, delay or outage. While we believe we are entitled to damages if certain of the third parties with whom we work fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. Because we also incorporate diverse software and hosted services from many third parties with whom we work, we may encounter difficulties and delays in integrating and synthesizing these applications and programs, which may cause downtimes or other performance problems. It may become increasingly difficult to maintain and improve the performance of our platform, especially during peak usage times and as our platform becomes more complex or usage increases. Additionally, our reliance on third parties could introduce new cybersecurity risks and vulnerabilities, including supply-chain attacks. Such supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or supply chains of the third parties with whom we work have not been compromised.

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

The security or operation of our platform, networks, computer systems or data, or those of third parties with whom we work, have in the past, and may in the future, be breached or otherwise disrupted, and any such breach or other disruption could have a material adverse effect on our business and reputation.

In the ordinary course of business, we process proprietary, confidential, and sensitive data, including proprietary and confidential business data, trade secrets, intellectual property, sensitive third-party data, business plans, transactions, financial information, customer data and biometric data (collectively, sensitive information). Certain data privacy and security obligations require us to implement and maintain specific security measures or industry-standard or reasonable security measures designed to protect our information technology systems and sensitive information. In particular, some of the data processed and stored in our platform, networks, and computer systems by government customers contain highly sensitive data protected under government regulations, and we are obligated to comply with stringent requirements related to the security of such data, such as FedRAMP and Criminal Justice Information Services (“CJIS”) security requirements.

Individuals or entities have in the past and may in the future attempt to penetrate our network, computer system or platform security, or that of our third-party hosting and storage providers and other third parties with whom we work, and could gain access to our sensitive information, including customer data. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation, nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, the third parties with whom we work, and our customers may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our services. For example, we have operations and third parties with whom we work to support our business located in unstable regions and regions experiencing (or expected to experience) geopolitical or other conflicts, including in the Middle East, where businesses have experienced an increase in cyberattacks in relation to the Israel-Hamas war.

In addition, our network, computer system or platform are subject to a variety of evolving threats, including but not limited to, computer malware (including as a result of advanced persistent threat intrusions), viruses, worms and computer hacking, fraudulent use attempts, phishing and other social engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake), denial-of-service attacks, credential stuffing attacks, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks and disruptions, adware, attacks enhanced or facilitated by AI, and other similar threats, all of which have become more prevalent in our industry. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, loss of sensitive information and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. It may be difficult and/or costly to detect, investigate, mitigate, contain, and remediate a security incident. Our efforts to do so may not be successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems. Our data and information systems or those of third parties with whom we work have in the past, and may in the future, also fail for reasons other than malicious activity, including but not limited to, software bugs, configuration errors, server malfunctions, software or hardware failures, service outages, loss of data or other information technology assets, telecommunications failures, earthquakes, fires, and floods.

Remote work has increased risks to our platform, network, computer systems, and data, as our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations. Additionally, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our platform, network, or computer systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence, and it may be difficult to integrate companies into our information technology environment and security program.

These and other threats, attacks, disruptions, outages, or accidents involving us or the third parties with whom we work have in the past, and may in the future, result in the unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure, access, unavailability or misappropriation of our sensitive information, including of our customers and their employees or third parties, and/or damage to our or the third parties with whom we work’s platform, network, or computer systems. For instance, in the second quarter of 2024, we were made aware of an article posted by a security researcher which identified a temporary vulnerability with respect to two Azure environments related to a limited number of government customers. The vulnerability was remediated as of June 30, 2024, and we notified our potentially affected customers. Our investigation into and response to the matter and this issue has concluded and has not resulted in the loss of any of our customers.

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps designed to detect, mitigate and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties with whom we work). However, we have not in the past been, and may not in the future be, able to detect and remediate all vulnerabilities. As a result, such vulnerabilities have in the past and could in the future be exploited but may not be detected until after a security incident has occurred. Further, we have in the past experienced (and may in the future experience) delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Even if we have issued or otherwise made patches or information for vulnerabilities in our software applications, products or services, our customers may be unwilling or unable to deploy such patches and use such information effectively and in a timely manner. These vulnerabilities could be exploited and result in a security incident.

Applicable data privacy and security obligations require us, or we may voluntarily choose, to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents or vulnerabilities, or to take other actions, such as providing credit monitoring and identity theft protection services. Such disclosures and related actions are costly, and the disclosure or the failure to comply with such applicable requirements could lead to adverse consequences. An actual or perceived security breach of our platform, network or computer systems, or those of our technology service providers or third party vendors, could result in material adverse consequences such as the loss of business, financial losses, reputational damage, negative publicity, government enforcement actions (for example, regulatory investigations, orders, fines, penalties, audits, and inspections), additional reporting requirements and/or oversight, litigation (including class claims), indemnity obligations, damages for contract breach, civil and criminal penalties (including for violation of applicable laws, regulations or contractual obligations), restrictions on processing sensitive data (including personal data), diversion of management attention, interruptions in our operations (including availability of data), significant costs, fees and other monetary payments for remediation, and other harms.

Some of our contracts do not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

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

The reliability and continuous availability of our platform and services is critical to our success. However, software such as ours can contain errors, defects, security vulnerabilities or software bugs that are difficult to detect and correct, particularly when such vulnerabilities are first introduced or when new versions or enhancements of our product are released. Additionally, even if we are able to develop a patch or other fix to address such vulnerabilities, such fix may be difficult to push out to our customers or otherwise be delayed. Furthermore, our business depends upon the appropriate and successful implementation of our platform and services by our customers. If our customers fail to use our platform or services according to our specifications, our customers may suffer a security incident on their own systems or other adverse consequences. Moreover, we employ a shared responsibility model where our customers are responsible for using, configuring and otherwise implementing security measures related to our platform in a manner that meets applicable cybersecurity standards, complies with laws and addresses their information security risk. As part of this shared responsibility security model, we make certain security features such as single sign-on available to our customers that can be implemented at our customers’ discretion, or identify security areas or measures for which our customers are responsible. In certain cases where our customers choose not to implement, or incorrectly implement, those features or measures, misuse our services, or otherwise experience their own vulnerabilities, policy violations, credential exposure or security incidents, even if we are not the cause of a resulting customer security issue or incident, our customer relationships, reputation, and revenue may be adversely impacted. Even if such an incident is unrelated to our security practices, it could result in our incurring significant economic and operational costs in investigating, remediating, and implementing additional measures to further protect our customers from their own vulnerabilities, and could result in reputational harm.

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

As of December 31, 2024, we had U.S. federal, state and foreign loss carryforwards totaling approximately $148.6 million, $118.8 million and $32.2 million, respectively. These U.S. federal and state net operating loss carryforwards are projected to expire beginning in 2037 and 2032, respectively, unless previously utilized. The foreign loss carryforwards can be carried forward indefinitely. Under current law, U.S. federal net operating loss carryforwards arising in taxable years beginning after December 31, 2017, may be carried forward indefinitely, but our use of such net operating loss carryforwards in a tax year generally may not exceed 80% of such year’s taxable income. In addition, our U.S. federal net operating loss carryforwards may be subject to limitations under Section 382 of the Internal Revenue Code of 1986, as amended, if we have undergone or undergo an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in our equity ownership by certain stockholders over a rolling three-year period. We may have experienced such ownership changes in the past and may experience ownership changes in the future as a result of shifts in our stock ownership, some of which are outside our control. Our net operating loss carryforwards may also be impaired or restricted under state law. For example, California enacted legislation that, with certain exceptions, suspends the ability to use California net operating losses to offset California income and limits the ability to use California business tax credits to offset California taxes, for taxable years beginning on or after January 1, 2024, and before January 1, 2027. Such state tax law provisions could accelerate or permanently increase state taxes owed. There is also a risk that due to other future regulatory changes, such as suspensions on the use of net operating losses in other jurisdictions, or other unforeseen reasons, our existing loss carryforwards could expire or otherwise be unavailable to offset future income tax liabilities. If we earn taxable income, such limitations could result in increased future income tax liability and our future cash flows or results of operations could be adversely affected.

Risks Related to our Indebtedness and Liquidity

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our operations to pay our debt obligations.

As of December 31, 2024, we had $41.2 million principal amount outstanding of senior secured indebtedness under the Term Loan (as defined below), maturing in December 2027, and $91.3 million aggregate principal amount outstanding of convertible senior notes maturing in November 2026. Our ability to make scheduled payments of the principal of, to pay interest on and to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we have in the past been, and may again in the future be, required to adopt one or more alternatives, such as selling assets, restructuring our debt or obtaining additional equity capital which may be on terms that are onerous or highly dilutive to our stockholders. Our ability to engage in corporate transactions, raise additional capital or refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities at all or on desirable terms, which could result in a default on our debt obligations.

If we are not able to achieve certain cost synergies from our prior acquisitions, cost savings from our planned cost reduction measures, or raise sufficient capital through capital-raising transactions, we will need additional liquidity to continue our operations over the next twelve months.

As of December 31, 2024, we had liquidity of $16.9 million comprised of cash and cash equivalents, and we had debt consisting of $41.2 million principal amount outstanding under the Term Loan maturing in December 2027 and $91.3 million aggregate principal amount outstanding under our convertible senior notes maturing in November 2026. During the year ended December 31, 2024, we incurred a net loss of $37.4 million and used cash in continuing operations of $59.3 million. As of December 31, 2024, we had an accumulated deficit of $467.3 million. We have a history of operating losses and negative operating cash flows. The amount of future losses and when, if ever, we will achieve profitability are uncertain. In addition, even if we achieve profitability, there can be no assurance that we will be able to maintain profitability in the future. Based on our liquidity position as of December 31, 2024 and our current forecast of operating results and cash flows, absent any other action, management determined that we will need additional liquidity to continue our operations for the foreseeable future, including over the next twelve months.

We may require additional capital to grow our business, service our debt obligations or refinance our maturing debt obligations, the amount of which will depend upon the size, timing, and structure of future working capital and general corporate needs and / or acquisitions, and this capital might not be available on acceptable terms, if at all.

As noted above, if we are not able to achieve certain cost synergies from our prior acquisitions and cost savings from our planned cost reduction measures, we will need additional liquidity to continue our operations for the foreseeable future, including over the next twelve months. We may also require additional capital to service our debt obligations or refinance our debt obligations as they come due. We have in the past and may again in the future engage in equity and/or debt financings to secure any needed additional funds. For example, in December 2023, we and certain of our subsidiaries, as guarantors, entered into a Credit and Guaranty Agreement with certain lenders and Wilmington Savings Fund Society, FSB, as administrative agent and collateral agent. As of December 31, 2024, $41.2 million was outstanding under the Term Loan.

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

Our ability to raise additional capital depends on a variety of factors, including our financial condition, market conditions, and investor demand. Recently, we have engaged in capital-raising transactions to support our operations and strategic initiatives, but there is no assurance that similar opportunities will be available in the future or that they will be sufficient to meet our needs.

For example, on January 2, 2025, we conducted a registered direct offering (the “Registered Direct Offering”) pursuant to a securities purchase agreement with Esousa Group Holdings, LLC. The Registered Direct Offering included 4,414,878 shares of our common stock, priced at $2.53 per share, and pre-funded warrants to purchase up to 3,608,838 shares of our common stock priced at $2.52 per pre-funded warrant, with an exercise price of $0.01 per share. We received gross proceeds from the Registered Direct Offering of approximately $20.3 million, before deducting offering expenses. While this transaction provided immediate funding, it involved dilution of our stockholders' equity, and further dilution will result upon the exercise of the warrants.

Additionally, on November 19, 2024, we entered into the Sales Agreement with Needham & Company, LLC and H.C. Wainwright & Co., LLC, as Sales Agents, to establish an “at-the-market” equity offering program, allowing us to offer and sell shares of our common stock having an aggregate offering price of up to $35.0 million from time to time through the Sales Agents.

While these financing activities have contributed to our liquidity, future capital-raising efforts may involve significant risks, including dilution to our stockholders, higher costs of capital, or restrictive covenants. Moreover, market conditions or other factors beyond our control may adversely affect our ability to access additional funding on acceptable terms, if at all. Failure to secure sufficient capital when needed could have a material adverse effect on our business, financial condition, and results of operations.

Further, if we raise additional funds through future issuances of equity or convertible debt securities, our stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. If we do so, existing stockholders will experience dilution in the voting power of their common stock and earnings per share could be negatively impacted. The extent to which we will be able and willing to use issuances of equity or convertible debt securities for acquisitions and other strategic initiatives will depend on the market value of our common stock and the willingness of potential third parties to accept any such securities as full or partial consideration. Our inability to use issuances of our equity securities or convertible debt securities as consideration, to generate cash from operations, or to obtain additional funding through debt or equity financings to pursue our strategic initiatives could materially limit our growth.

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

Our Term Loan accrues interest at a rate of Term SOFR plus 8.50% per annum, with a 3.00% floor for Term SOFR, payable quarterly. We anticipate that federal reserve rates will remain elevated and volatile in fiscal 2025, and that we will continue to experience higher interest rates accordingly. If interest rates increase, our interest costs could increase under our Credit Agreement and Term Loan. In addition, we may in the future incur additional indebtedness at increased interest rates in connection with entry into new credit facilities or financing other transactions. Increased cost associated with increased interest rates could make the financing of any acquisition more costly, as well as lower our current period earnings. Rising interest rates could limit our ability to refinance existing debt when it matures or cause us to pay higher interest rates upon refinancing.

Risks Related to Target Markets, Competition and Customers

The success of our business depends on our ability to expand into new vertical markets and attract new customers in a cost-effective manner.

To grow our business, we plan to drive greater awareness and adoption of our aiWARE platform, applications and services from enterprises across new vertical markets, including the Public Sector markets. We intend to continue to invest in sales and marketing, as well as in technological development, to meet evolving customer needs in these and other markets. We may not be successful in gaining new customers in any or all of these markets. Some markets may present unique and unexpected challenges and difficulties. For example, for us to offer our Software Products & Services to certain government customers, we are required to operate our aiWARE platform in a secure government cloud environment, and in some cases, in a private cloud environment or an on-premises environment, in order to meet these customers’ requirements and to enable them to maintain compliance with applicable regulations that govern the use, storage and transfer of certain government data. However, due to the secure nature of these environments, at this time, not all of the functionalities, features and cognitive processing capabilities of our aiWARE platform are available in these environments, which may limit or reduce the performance of our services. Furthermore, we may incur additional costs to modify our current platform to conform to customers’ or cloud providers’ requirements, and we may not be able to generate sufficient revenue to offset these costs. We are also required to comply with certain regulations required by government customers, such as FedRAMP and CJIS, which require us to incur significant costs, devote management time and modify our current platform and operations. If we are unable to comply with those regulations effectively and in a cost-effective manner, our financial results could be adversely affected.

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

Historically, we have generated significant revenue from a limited number of key customers, and have recently experienced declines in revenue from one of these customers, which has resulted in a significant reduction in our revenues and may cause our revenues for future periods to be less predictable.

Historically, we have generated a significant portion of our revenue from a limited number of key customers. Our ten largest customers by revenue accounted for approximately 36% of our net revenues in fiscal year 2023, which decreased to approximately 22% of net revenues from our ten largest customers by revenue for fiscal year 2024. Amazon, historically our largest customer, reduced its hiring consumption starting in the third and fourth quarters of fiscal year 2022. Amazon has decreased from generating 25% of net revenues in fiscal year 2022 to less than 1% of our net revenues in fiscal year 2024. With respect to our Software Products & Services, our largest customer accounted for approximately 22% of our total Software Products & Services revenues during 2023 and no customer accounted for more than 10% of our total Software Products & Services revenues during 2024. For Managed Services, our ten largest customers accounted for approximately 49% and 47% of our total Managed Services revenues in 2024 and 2023, respectively, with one customer accounting for approximately 20% of our total Managed Services revenues in both 2024 and 2023. In connection with our sale of Veritone One in October 2024, we lost several significant customers that provided Managed Services revenues.

Because of the concentrated nature of our customer base historically, any delay, reduction, cancellation or discontinuation of services by our larger customers has materially affected and may in the future materially affect our revenue and results of operations. In addition, the recent declines in revenue from one of these customers across our lines of business may cause us to face more volatility in our revenue in future periods and more difficulty in predicting our revenue for future periods. We may be unable to grow revenues with new or remaining customers or offset the discontinuation of purchases by customers we have experienced declines in revenue with purchases by new or existing customers. Furthermore, if we are unable to replace lost revenue from key customers, we may continue to experience decreased sales, which could have a material adverse impact on our results of operations and financial condition. If any of our remaining key customers decides to terminate or declines to renew its contract with us, or renews on less favorable terms, and if we are unable to gain additional customers or increase our revenue from other existing customers to offset the reduction of revenues, our business, results of operations and financial condition will be harmed.

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

The target customer segment for our Veritone Hire solutions spans a wide range of company characteristics, including company size, geography, and industry, among other factors. Hiring activity may vary significantly among businesses with different characteristics and we have historically experienced volatility in our financial results related to our Veritone Hire solutions. Smaller businesses, for example, typically have less persistent hiring needs and may experience greater volatility in their need for talent acquisition software and services and preferences among providers of such services. Along with a relatively short sales cycle, smaller businesses may be more likely to change platforms based on short-term differences in perceived price, value, service level, or other factors. Difficulty in acquiring and/or retaining these businesses as customers may adversely affect our operating results.

Our sales efforts related to our Software Products & Services involve considerable time and expense and our sales cycle is often long and unpredictable.

Our results of operations may fluctuate, in part, because of the length and unpredictability of our sales cycle, particularly in our Public Sector markets. As part of our sales efforts, we invest considerable time and expense evaluating the specific organizational needs of our potential customers and educating these potential customers about the technical capabilities and value of our Software Products & Services. Potential customers often require evaluation licenses at no charge or for nominal fees to evaluate our solutions before making a purchase decision. Sales to government customers may also be subject to lengthy and complex procurement processes, including technology and security assessments, budget approvals and competitive bidding requirements. Due to these factors, our sales cycle often lasts several months or more for some customers. Our sales efforts typically require a significant investment of human resources expense and time, including efforts by sales engineers, solution architects, product development and senior management, and we may not be successful in making a sale to a potential customer. If our sales efforts to a potential customer do not result in sufficient revenue to justify our investments, our business, financial condition, and results of operations could be adversely affected.

Risks Related to Intellectual Property

We face risks arising from our digital content licensing services, including potential liability resulting from claims by third parties for infringement or violation of copyrights, publicity or other rights, as well as indemnification claims by rights holders and customers.

We manage and license digital content on behalf of leading rights holders in the film, television, sports and advertising industries. We enter into agreements with rights holders under which they grant us the right to distribute and license their content to third parties, including to LLM developers for the purpose of development, training, operation, and use of machine learning and artificial intelligence activities and technologies, including, building, training, testing, and tuning models, subject to certain restrictions and requirements, such as limitations on the type and/or duration of use and requirements to obtain clearances and consents from third parties related to the content. Under these agreements, the rights holders generally represent and warrant that they have the right to license the content to us and that the authorized use of the content will not infringe any third party copyrights and agree to indemnify us for claims arising from breach of such representations and warranties. However, we, and/or our customers to which we sublicense the content, are generally responsible for obtaining all required clearances, permissions and consents with respect to any specific person, place, property or subject matter depicted in the content, each of which may be subject to trademarks, rights of publicity, property rights or other rights belonging to third parties, and we generally agree to indemnify the right holders with respect to claims arising from any failure to do so. In many cases, our agreements with rights holders also require that we include specific terms, conditions, covenants and obligations in our agreements with our customers.

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

Our success depends, in part, on our ability to protect our brand and the proprietary methods and technologies that we develop under patent and other intellectual property laws of the United States and foreign jurisdictions so that we can prevent others from using our inventions and proprietary information. As of March 10, 2025, in the United States, we have 34 issued patents, which expire between 2029 and 2042, and have 8 patent applications pending for examination. As of such date, we also had 16 issued patents and 3 patent applications pending for examination in foreign jurisdictions (including international PCT applications), all of which are based on counterpart U.S. patent applications pursued by us. We may not be issued any additional patents and any patents that have been issued or that may be issued in the future may not provide significant protection for our intellectual property. In addition, we have registered, or have applied for registration of, numerous trademarks, including Veritone and aiWARE, in the United States and in several foreign jurisdictions. If we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology and our business, results of operations and financial condition may be adversely affected.

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

Our Software Products & Services, including our aiWARE platform, incorporate select open source software, and we expect to continue to incorporate open source software in our Software Products & Services in the future. Few of the licenses applicable to open source software have been interpreted by courts, and there is a risk that these licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our products and platform. Moreover, although we have implemented policies designed to regulate the use and incorporation of open source software into our Software Products & Services, we cannot be certain that we have not incorporated open source software in our Software Products & Services in a manner that is inconsistent with such policies. There is a risk that our use of third-party open source software could impose certain requirements on our ability to commercialize our products, including requirements that we offer our products that incorporate the open source software for no cost, that we make available source code for modifications or derivative works we create based upon, incorporating or using the open source software and that we license such modifications or derivative works under the terms of applicable open source licenses. If an author or other third party that distributes such open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from generating revenue from customers using products that contained the open source software and required to comply with onerous open source license conditions or restrictions. In any of these events, we and our customers could be required to seek licenses from third parties to continue offering our Software Products & Services and we could be required to make proprietary portions of our source code freely available or to re-engineer the implicated products or discontinue offering the implicated products to customers in the event re-engineering cannot be accomplished on a timely basis. In addition, the use of third-party open source software typically exposes us to greater risks than the use of third-party commercial software because open source licensors generally do not provide warranties or controls on the functionality or origin of the software. Use of open source software may also present additional security risks because the public availability of such software may make it easier for hackers and other third parties to determine how to compromise our platform. Any of the foregoing could harm our business and could help our competitors develop products and services that are similar to or better than ours. Any of the foregoing could require us to devote additional research and development resources to re-engineer our products, could result in customer dissatisfaction and may adversely affect our business, results of operations and financial condition.

Risks Related to Regulatory Compliance

We and the third parties with whom we work are subject to stringent and evolving U.S. and foreign laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. These legal and other obligations have in the past, and could in the future, require us to make changes to our business, impose additional costs on us and reduce the demand for our software products and solutions. Our actual or perceived failure to comply with such obligations could also lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse business consequences.

In the ordinary course of business, we process sensitive information. Our customers also utilize our Software Products & Services and Managed Services to process sensitive information, which may contain personal data that is subject to data protection and privacy laws in various jurisdictions.

Our data processing activities subject us to numerous data privacy and security obligations. Federal, state, local and foreign government bodies and agencies have adopted, or may in the future adopt, laws, regulations and guidance regarding the processing of personal data. These include, but are not limited to, the GDPR, the CCPA (as amended) and other data protection and privacy laws, regulations and guidance adopted in other jurisdictions, including other states within the United States. In addition to government laws, regulations and guidance, privacy advocates and industry groups may propose various self-regulatory standards that legally or contractually apply to our business. We are also subject to other data protection and privacy obligations, such as external and internal privacy and security policies, other public representations and contractual requirements.

The regulatory framework relating to privacy and data protection issues worldwide is evolving rapidly. Consumers’ data privacy expectations are also quickly changing, becoming increasingly stringent, and creating uncertainty. Because the interpretation and application of many privacy and data protection obligations are uncertain, these obligations may be interpreted and applied in a manner inconsistent with our existing privacy and data management practices. Preparing for and complying with these obligations requires us to devote significant resources, which may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties with whom we work. In addition, these obligations may require us to change our business model. Our business model materially depends on our ability to process personal data, including sensitive and highly regulated types of data such as biometric information, so we are particularly exposed to the risks associated with the rapidly changing legal landscape. For example, we may be at heightened risk of regulatory scrutiny, and any changes in the regulatory framework could require us to fundamentally change our business model.

As we expand into new jurisdictions or markets, we will be required to understand and comply with various new privacy and security requirements applicable in those jurisdictions or markets. For example, we have entered into agreements and are actively pursuing opportunities to provide our Software Products & Services and Managed Services to customers in Europe, which involve processing of personal data. Europe and other jurisdictions have enacted or proposed privacy and security laws with stringent obligations and significant penalties. For example, the EU GDPR and UK GDPR impose financial penalties for non-compliance, which can be up to 20 million Euros under the EU GDPR, 17.5 million pounds sterling under the UK GDPR, or, in each case, 4% of annual global revenue, whichever is greater.

In particular, in the ordinary course of business, we transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws limiting the transfer of personal data to other countries or, in some cases, requiring data to be localized. In particular, the European Economic Area (EEA) and the UK have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws they generally believe are inadequate. Other jurisdictions may adopt or have already adopted similarly stringent data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to potential legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA and the UK or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Furthermore, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal data out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations. In addition, in the EEA and the UK, regulators are increasingly focused on compliance with targeted advertising-related requirements. European regulators have issued significant fines in certain circumstances where regulators allege that appropriate consent was not obtained in connection with targeted advertising activities. It is anticipated that the ePrivacy Regulation and national implementing laws will replace the current national laws implementing the ePrivacy Directive, which may require us to make significant operational changes.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). Numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the CCPA applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines and allows private litigants affected by certain data breaches to recover significant statutory damages.

We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, certain privacy laws, such as the GDPR and the CCPA, require our customers to impose specific contractual restrictions on their service providers. Additionally, some of our customer contracts require us to host personal data locally. We also publish privacy policies, marketing materials, whitepapers and other statements, such as statements related to compliance with certain certifications or self-regulatory principles, regarding data privacy, security and artificial intelligence. Regulators in the United States are increasingly scrutinizing these statements, and if these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, misleading or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.

To the extent applicable to our business or the businesses of our customers, these obligations could have negative effects on our business, including by increasing our costs and operating expenses, and delaying or impeding our deployment of new core functionality and products. Compliance with these obligations requires significant management time and attention, and actual or perceived failure to comply could result in government enforcement actions (e.g., investigations, inspections, etc.), negative publicity, litigation (including class action claims) and mass arbitration demands, contractual liability, fines or penalties, additional reporting requirements and/or oversight or result in demands that we modify or cease existing business practices (including bans on processing personal data or orders to destroy personal data). In addition, the costs of compliance with, and other burdens imposed by, such laws, regulations and industry standards may adversely affect our customers’ ability or desire to collect, use, process and store personal data using our software solutions, which could reduce overall demand for them. Even the perception of privacy and data security concerns, whether or not valid, may inhibit market acceptance of our software solutions in certain markets. Furthermore, privacy and data security concerns may cause our customers’ customers, vendors, employees and other industry participants to resist providing the personal data necessary to allow our customers to use our products and services effectively. Additionally, plaintiffs have become increasingly more active in bringing privacy-related claims, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these outcomes could adversely affect our business and operating results.

Additionally, under various privacy laws and other obligations, we are required to obtain certain consents to process personal data. For example, some of our data processing practices may be challenged under wiretapping laws, since we obtain consumer information from third parties through various methods, including chatbot and session replay providers and third-party marketing pixels. These practices are subject to increased challenges by class action plaintiffs. Our inability or failure to obtain consent for these practices could result in adverse consequences, including class action litigation and mass arbitration demands.

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

We conduct operations in multiple tax jurisdictions throughout the United States. In many of these jurisdictions, non-income-based taxes, such as sales and use taxes and value-added taxes, are assessed on our operations. We assess the taxability of our sales based on the product type, customer, and jurisdiction where the sales are made and accrue a liability on the balance sheet accordingly. In the event these jurisdictions challenge our positions, such jurisdictions may assert tax assessments, penalties and/or interest against us, which could adversely affect our business, results of operations and financial condition.

In addition, we conduct operations outside of the United States, including in Israel and parts of Europe. These foreign jurisdictions have complex tax laws and regulations, and we may be subject to future uncertainties as a result of historical tax positions taken by us or our acquired companies. While we believe we have taken proper tax positions, as reflected in our financial statements herein, foreign tax authorities may challenge certain tax positions we or our acquired companies have taken historically, or may take in the future. While we believe we have properly accrued for estimated tax obligations in the jurisdictions where we have filing obligations, we cannot be certain the tax authorities will agree with our tax positions. As a result, our tax positions may be challenged in the future, and subject to local-, state- and country-specific audits and inquiries, the outcomes of which could differ materially from our estimates. Incurring any such tax liabilities (including related penalties and interest) could materially adversely affect our business and financial condition.

Recent and proposed laws regarding the use of facial recognition technology, the processing of biometric data, and the use of AI, automated decision-making and machine learning technologies increase our compliance costs and otherwise make it harder for us to conduct our business, require us to change our business practices, may lead to regulatory investigations or actions, and could have a material adverse effect on demand for certain of our products.

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

We also offer facial recognition technologies to non-governmental customers. Data privacy laws have been enacted or introduced in a number of jurisdictions that regulate the processing of biometric data, including facial images in facial recognition systems, by non-governmental actors. For example, the Illinois Biometric Information Privacy Act (“BIPA”) regulates the collection, use, safeguarding, and storage of biometric information. BIPA provides for substantial penalties and statutory damages and have generated significant class action activity; the cost of litigating and settling any claims that we have violated the BIPA or similar laws could be significant. As another example, certain comprehensive U.S. state privacy laws require covered businesses to obtain affirmative consumer consent before processing biometric data and other sensitive data and imposes additional compliance obligations on the processing of such data. Additionally, under the GDPR, use of biometric data for the purpose of uniquely identifying a natural person constitutes the processing of a special category of personal data, to which heightened standards, requirements and regulatory and individual scrutiny apply. Under the GDPR, the processing of biometric data for such purposes is prohibited unless one of a very limited and specific set of conditions is satisfied (such as explicit consent of the data subject). Effective compliance in this area (including using certain of our products) can be highly challenging, and we are reliant on our customers to ensure that applicable obligations are satisfied when they use our products to identify someone. We may be unable to provide certain of our products in certain jurisdictions, in particular in Europe where provision of such technologies in compliance with the GDPR is highly challenging. Such laws may limit the demand for our aiWARE platform for non-governmental use cases that utilize facial recognition technology, which could adversely impact our ability to grow our business in those areas.

In addition, AI, automated decision making, and ML technologies are increasingly subject to regulatory scrutiny and oversight, for example, under the comprehensive legal framework governing the use of artificial intelligence in the European Union (the “EU AI Act”). The EU AI Act imposes onerous obligations related to the development, deployment and use of AI/ML-related systems. In particular, the EU AI Act is likely to designate certain AI technologies, including technologies used in an employment-related context (such as in relation to recruitment, placement of targeted job advertisements, and decision-making concerning promotion, termination and task allocation), as ‘high risk’ and subject to numerous onerous compliance obligations, including various transparency, conformity and risk assessment, monitoring and human oversight requirements; the EU AI Act is also likely to impose a prohibition of the use of ‘real-time’ biometric identification systems in publicly accessible spaces by law enforcement authorities or on their behalf unless very limited exceptions apply. Certain of our products and services are likely to fall within one or more of these categories. Under the EU AI Act, non-compliant companies may be subject to administrative fines of up to 35 million Euros or 7% of a company’s total worldwide annual turnover for the preceding financial year, whichever is the higher. The EU AI Act has a phased implementation process, with an initial ban on prohibited AI systems applying beginning February 2025. Moreover, in the United Kingdom, the government has confirmed its position that existing regulators are to implement certain specific principles (safety, security and robustness; transparency and explainability; fairness; accountability and governance; contestability and redress), within those regulators’ existing remits, to guide and inform the responsible development and use of AI/ML within their relevant sectors / competencies. Additionally, several U.S. jurisdictions have enacted measures related to the use of AI in products and services for their potentially discriminatory effects. For example, Colorado passed its comprehensive AI Act, and New York City passed a law to regulate the use of automated employment decision tools by employers and employment agencies. Certain of these laws may be materially unfavorable to our interests and/or inconsistent with our existing operations, policies, practices or plans (or may be interpreted as such). We expect other jurisdictions will adopt similar laws.

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

Given that AI, automated decision making and ML technologies are core to our business, any increased regulation over these technologies, including the EU AI Act, could make it harder for us to conduct our business, significantly complicate our compliance efforts, increase legal risk and compliance costs for us, the third parties with whom we work, and our customers, increase our cost of doing business, impede or prevent our growth plans (including into Europe), require us to change our business operations at significant cost (such as retaining or rebuilding our AI/ML models), and reduce demand for our products.

Risks Related to the Ownership of Our Securities and Our Public Company Operations

Our common stock price has been extremely volatile and could continue to fluctuate widely in price, which could result in substantial losses for investors.

The market price of our common stock has been, and we expect will continue to be, subject to extreme fluctuations over short periods of time. For example, the closing price of our common stock has ranged from a low of $1.71 to a high of $6.97 during the 12-month period ended February 28, 2025. Prior to that, from the completion of our initial public offering (“IPO”) on May 12, 2017 through February 28, 2024, the closing price of our common stock has ranged from a low of $1.49 to a high of $65.91.

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

During the preparation of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, management identified a material weakness in internal control over financial reporting relating to a lack of an effective information and communication process that identified and assessed the source of and controls necessary to ensure the reliability of information used in financial reporting and for providing information required for effective activity level controls. This material weakness was not remediated as of December 31, 2024 and could have resulted in a material misstatement to the Company's consolidated financial statements that would not be prevented or detected on a timely basis.

During the preparation of our Annual Report on Form 10-K for the fiscal years ended December 31, 2023 and 2022, management identified the following material weaknesses in internal control over financial reporting, which still exist as of December 31, 2024:

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

Related to the findings above, management concluded that during the year ended December 31, 2023, the Company did not maintain appropriately designed entity-level controls impacting the control environment or monitoring controls to prevent or detect material misstatements to the consolidated financial statements. Specifically, these deficiencies were attributed to (i) a lack of a sufficient number of qualified resources to perform control activities and (ii) insufficient risk assessment and monitoring activities as a result of untimely or ineffective identification of internal control risks to properly design, test, implement and assess effective internal controls over financial reporting. This material weakness has not been remediated as of December 31, 2024.

Although management has implemented procedures designed to remediate the material weaknesses identified herein, the implementation of these procedures is ongoing and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles. We cannot be certain that these measures will successfully remediate the material weaknesses or that other material weaknesses and control deficiencies will not be discovered in the future. If we are not able to remediate the existing material weaknesses, or if we identify any new material weaknesses in the future, we may be unable to maintain compliance with the requirements of securities laws, stock exchange listing rules, or debt instrument covenants regarding timely filing of information; we could lose access to sources of capital or liquidity; and investors may lose confidence in our financial reporting and our stock price may decline as a result. Though we are taking steps to remediate the existing material weaknesses, we cannot be assured that the measures we have taken to date, or any measures we may take in the future, will be sufficient to remediate the material weakness or avoid potential future material weaknesses.

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

We are a “smaller reporting company.” For as long as we continue to be a smaller reporting company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not smaller reporting companies, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. Investors may not find our common stock attractive because we rely on these reduced disclosure requirements. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

We have a substantial number of shares of our common stock reserved for issuance upon the exercise of stock options, settlement of restricted stock units, exercise of warrants, including pre-funded warrants, and upon conversion of our convertible senior notes. The exercise or conversion of some or all of these securities may dilute the ownership interests of our stockholders. Upon conversion of our convertible senior notes, we have the option to pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock. If we elect to settle our conversion obligation in shares of our common stock or a combination of cash and shares of our common stock, any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the convertible senior notes may encourage short selling by market participants because the conversion of the notes could be used to satisfy short positions, or anticipated conversion of the notes into shares of our common stock could depress the price of our common stock.

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

For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including the risk factors captioned “Risk Factors—Risks Related to the Development and Operation of Our aiWARE Platform and other Products—The security or operation of our platform, networks, computer systems or data, or those of third parties with whom we work, have in the past, and may in the future, be breached or otherwise disrupted, and any such breach or other disruption could have a material adverse effect on our business and reputation” and “Risk Factors—Risks Related to the Development and Operation of Our aiWARE Platform and other Products—Interruptions or performance problems associated with our technology and infrastructure, or that of our third party service providers, including AWS and Azure, may adversely affect our business and operating results.”

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

Item 2. Properties.

Our principal executive offices are located at 1615 Platte Street, 2nd Floor, Denver, Colorado 80202.

In addition to our principal executive offices, we lease office space in Irvine, California; London, England; Sydney, Australia; and Herzliya, Israel. We also maintain shared office spaces in Paris, France and Noida, India. We lease all of our facilities and do not own any real property. We believe our facilities are adequate and suitable for our current needs and that, should it be needed, suitable additional or alternative space will be available to accommodate our operations.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders

Our common stock is listed on the NASDAQ under the ticker symbol “VERI.” As of March 24, 2025, we had 44 holders of record of our common stock based upon the records of our transfer agent, which do not include beneficial owners of common stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

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

Overview

Veritone, Inc., collectively with our subsidiaries, referred to as “Veritone,” “Company,” “we,” “our,” and “us,” is a provider of Artificial Intelligence (“AI”) solutions, powered by our proprietary AI operating system, aiWARE™, to deliver differentiated products and solutions to our Commercial Enterprise and Public Sector (which we previously referred to as "Government & Regulated Industries") customers. Our Software Products & Services consist of revenues generated from Commercial Enterprise and Public Sector customers using our aiWARE platform and Veritone Hire solutions, any related support and maintenance services, and any related professional services associated with the deployment and/or implementation of our AI solutions. Our Managed Services consist of revenues generated from Commercial Enterprise customers using our content licensing and representation services, including influencer management and related operations.

The historical financial results of our former wholly-owned subsidiary Veritone One are reflected in our consolidated financial statements herein as discontinued operations and, as such, have been excluded from continuing operations for all periods presented on a retrospective basis, unless otherwise stated. Refer to the section titled "Divestiture of Veritone One." below for additional information.

During the year ended December 31, 2024, we generated revenue of $92.6 million as compared to $100.0 million during the year ended December 31, 2023. Our Software Products & Services revenue was $61.1 and $68.4 million during the years ended December 31, 2024 and 2023, respectively, and represented 66% and 68% of our consolidated revenue during the years ended December 31, 2024 and 2023, respectively. Our Managed Services revenue was $31.6 million and $31.6 million during the years ended December 31, 2024 and 2023, respectively, and represented 34% and 32% of our consolidated revenue in the years ended December 31, 2024 and 2023, respectively. During the year ended December 31, 2024 no one customer accounted for more than 10% of consolidated revenue. During the year ended December 31, 2023, our largest customer represented 15% of our consolidated revenue.

Recent Developments

Registered Direct Offering.

On January 2, 2025, we sold 4,414,878 shares of our common stock, priced at $2.53 per share, and pre-funded warrants to purchase up to 3,608,838 shares of our common stock (the “Pre-Funded Warrants”), priced at $2.52 per pre-funded warrant, with an exercise price of $0.01 per share, to Esousa Group Holdings, LLC, a New York-based family office, in a registered direct offering (the “Registered Direct Offering”). The gross proceeds from the offering were approximately $20.3 million, before deducting estimated offering expenses.

The Pre-Funded Warrants were offered in lieu of shares of our common stock and provide that the holder may not exercise any portion of the Pre-Funded Warrants to the extent that immediately prior to or after giving effect to such exercise the holder (together with its affiliates) would beneficially own more than 9.99% of our outstanding common stock (the “Maximum Percentage”) after such exercise. Subject to the Maximum Percentage, the Pre-Funded Warrants are immediately exercisable and may be exercised at any time until the fifth anniversary of the original issue date of the Pre-Funded Warrants. If, at the time of exercise, there is no effective registration statement registering, or the prospectus contained therein is not available for the issuance or resale of the Warrant Shares, in lieu of making cash payment otherwise contemplated to be made to the Company upon exercise of a Pre-Funded Warrant in payment of the aggregate exercise price, the holder may elect instead to receive upon such exercise (either in whole or in part) the net number of shares of common stock determined according to a formula set forth in the Pre-Funded Warrants.

At the Market Program.

On November 19, 2024, we entered into the Sales Agreement with Needham & Company, LLC and H.C. Wainwright & Co., LLC, as Sales Agents, to establish the ATM Program, allowing us to offer and sell shares of our common stock having an aggregate offering price of up to $35.0 million from time to time through the Sales Agents. Sales, if any, under the Sales Agreement are conducted as “at-the-market” equity offerings as defined in Rule 415(a)(4) under the Securities Act, including sales made directly on The Nasdaq Global Market or other trading markets for our common stock. The issuance and sale of shares have been and may continue to be made pursuant to the Company’s registration statement on Form S-3 (File No. 333-280148), which became effective on June 21, 2024, and the related prospectus supplement filed with the SEC on November 19, 2024. Through December 31, 2024, we issued 1,707,791 shares of our common stock for $4.7 million in aggregate gross proceeds from the ATM.

Pursuant to the terms of the RDO Purchase Agreement, until 75 days following the Agreement Date, we have agreed not to issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of Common Stock or any securities convertible or exercisable or exchangeable for, Common Stock, subject to certain exceptions; provided, that, after 60 days following the Agreement Date, we may sell and issue shares of Common Stock pursuant to our ATM Program, subject to certain limitations.

Divestiture of Veritone One.

On October 17, 2024, we completed the sale of our wholly-owned subsidiary, Veritone One, to Oxford Buyer, LLC, an affiliate of Insignia Capital Group L.P., pursuant to an Equity Purchase Agreement. Under the terms of the Purchase Agreement, the Purchaser acquired all issued and outstanding equity of Veritone One for a total purchase price of up to $104.0 million, subject to adjustments and earnout provisions. The transaction was structured as a simultaneous sign-and-close. At closing, we received $55.9 million in cash. This amount reflects the $104.0 million purchase price, less the following deductions:

•
$18.0 million contingent upon Veritone One achieving certain net revenue targets between January 1, 2025, and December 31, 2025;
•
$20.3 million in purchase price adjustments; and
•
$6.7 million placed in escrow accounts, consisting of $1.5 million for potential purchase price adjustments and $5.2 million for post-closing indemnification claims, each subject to the terms of the Divestiture Agreement.

On October 22, 2024, we utilized $30.5 million of the net cash proceeds from the Divestiture to repay principal on our outstanding term loan, $3.3 million for accrued interest and prepayment premiums and $3.0 million in direct deal costs and fees.

During the third quarter of 2024, we determined that Veritone One met the criteria to be classified as discontinued operations. As a result, the historical financial results of Veritone One are reflected in our consolidated financial statements herein as discontinued operations and, as such, have been excluded from continuing operations for all periods presented on a retrospective basis, unless otherwise stated. See Note 3 on Discontinued Operations, Business Combinations and Divestiture for more information.

Operational Realignment and Restructuring.

During the first quarter of 2024, we enacted certain operational and restructuring initiatives (the “Q1 2024 Restructuring”). As a result of the Q1 2024 Restructuring, we reduced our annualized operating expenses by approximately $13.0 million. We continued with additional cost reductions in the second half of 2024, which when combined with our Q1 2024 Restructuring, resulted in over $40.0 million of net annualized strategic cost reductions since the beginning of fiscal 2023. We incurred $5.4 million in one-time severance and transition expenses in connection with the 2024 restructurings, of which $4.1 million was paid as of December 31, 2024. The cumulative results of these initiatives was an approximate 19% reduction in our global workforce.

Appointment of Francisco Morales to the Board of Directors.

On March 12, 2025, the Board appointed Francisco Morales as a member of the Board, effective as of March 20, 2025, to fill the vacancy created by Mr. Chad Steelberg’s resignation as a director on March 12, 2025. Mr. Morales will serve as a Class III director until the Company’s 2026 annual meeting of stockholders and until his successor is elected and qualified, or until his earlier death, retirement, resignation or removal. Mr. Chad Steelberg will continue to serve as a strategic advisor to the Company following his resignation from the Board.

Opportunities, Challenges and Risks

In 2024 and 2023, we derived our revenue primarily through our Commercial Enterprise customers, and secondarily, through our Public Sector customers.

We are a leader in AI-based Software Products & Services. Our proprietary AI operating system, aiWARE, uses machine learning algorithms, or AI models, together with a suite of powerful applications, to reveal valuable insights from vast amounts of structured and unstructured data. Historically, we have derived a large portion of our Software Product & Services revenue from applications we internally developed from our aiWARE platform and actively sold across various customers. Beginning in mid-fiscal year 2022, and as a result of the recent pullback in the macroeconomic environment caused by inflation, high interest rates, and geopolitical factors including the Russia-Ukraine war and the Israel-Hamas war, economic conditions negatively impacted parts of our consumption-based operations and financial results, which represented a significant amount of our revenue prior to fiscal 2024. As a result our Software Products & Services revenue decreased by 10.8% during the year ended December 31, 2024 as compared to the prior year period due to lower consumption across our Commercial Enterprise customer base, including Amazon and certain one-time software revenue recognized in 2023 that did not recur at the same rate in 2024. This impact was partially offset by the addition of Broadbean in the second quarter of 2023. During the year ended December 31, 2024, no customer represented more than 10% of our consolidated revenue as compared to the year ended December 31, 2023, during which one customer represented 15% of our consolidated revenue.

To align our operating structure with this corresponding revenue decline, we enacted significant cost reductions during fiscal years 2024 and 2023. In February 2024, we announced certain cost reduction and restructuring initiatives, the result of which was a reduction in our global workforce of approximately 13% during fiscal 2024. During 2023 and through December 31, 2024 our total reduction in workforce was 19%. Since the first quarter of 2023, we have been actively realigning and restructuring our organization, which, as of December 31, 2024, has resulted in over $40.0 million of net annualized strategic cost reductions since the beginning of fiscal 2023. As a result of our efforts to diversify our customer base and increase sales within our existing customer base, as well as the June 2023 acquisition of Broadbean, we also increased our sales and marketing spending in the near term as compared to the trailing twelve months; however, these increased investments were partially offset by our 2024 and 2023 cost-reduction initiatives.

As of December 31, 2024, our total Software Products & Services customers declined to 3,237, which was a decrease of 6.4% as compared to 2023, largely driven by planned migration of legacy CareerBuilder customers off the Broadbean software platform, which did not have a significant impact on our financial results in 2023 and 2024. To continue our effort to grow our customer base and overall revenue, we have been investing aggressively in existing customers and acquiring new customers.

We believe our Software Products & Services will extend the capabilities of many third-party software platforms and products that are widely used today. For example, we believe that, when integrated with aiWARE, our Veritone Hire solutions customers will be given greater visibility and transparency in their hiring processes. Further and with the recently announced iDEMs and VDR launches, we now offer a suite of aiWARE applications to address the growing issue of unstructured digital data management faced by commercial and public safety and federal government sectors today. In 2025, we expect a substantial portion of our growth to come from our iDEMs and VDR solutions. In addition, we recently announced that we achieved Amazon Web Services (“AWS”) Advanced Tier Services status, advancing the deployment of our AI solutions and capabilities across the AWS platform, and we have historically integrated aiWARE across many platforms, including Alteryx, Snowflake and the NVIDIA® CUDA® GPU-based platform, enabling dramatic increases in aiWARE’s processing speed and providing a wide range of new use cases for our technology. We are in the process of developing and marketing more specific use cases for these and future integrations, which we believe will open up new markets for our products and accelerate our long-term revenue growth opportunities.

We believe our operating results and performance are, and will continue to be, driven by various factors that affect our industry. Our ability to attract, grow and retain customers for our aiWARE platform is highly sensitive to rapidly changing technology and is dependent on our ability to maintain the attractiveness of our platform, content and services to our customers. Our future revenue and operating growth will rely heavily on our ability to grow and retain our Software Products & Services customer base, continue to develop and deploy quality and innovative AI-driven applications and enterprise-level offerings, provide unique and attractive content and related services to our customers, continue to grow in newer markets such as Public Sector and our VDR opportunity, expand aiWARE into larger and more expansive enterprise engagements and manage our corporate overhead costs. While we believe we will be successful in these endeavors, we cannot guarantee that we will succeed in generating substantial long term operating growth and profitability.

Prior to 2024, we pursued an opportunistic strategy of acquiring companies to help accelerate our organic growth. Our acquisition strategy has been threefold: (i) to increase the scale of our business in markets we are in today, (ii) to accelerate growth in new markets and product categories, including expanding our existing engineering and sales resources, and (iii) to accelerate the adoption of aiWARE as the universal AI operating system through venture or market-driven opportunities. While we believe there are strategic acquisition targets that can accelerate our entry into and expand our existing market share in key strategic markets, as well as our ability to grow our business, there is no certainty our historical or future acquisitions will achieve these objectives. Conversely, we have pursued and may continue to pursue opportunistic sales of certain business operations that are not strategic to us long-term, such as the divestitures of our Energy Group in the second quarter of 2023 and Veritone One in October 2024.

In October 2024, we divested our wholly-owned subsidiary, Veritone One, for a total purchase price of up to $104.0 million. This strategic decision was made to enhance our focus on our core business and growth initiatives, particularly in Software Products & Services. By divesting non-core assets, we aim to streamline operations, reduce complexity, and allocate resources more effectively toward areas that align with our long-term strategic goals. The Divestiture allows us to concentrate on organic growth, enabling greater innovation, operational efficiency, and the ability to respond more swiftly to market opportunities within our primary business segments. As a result of this transaction, we expect to see potential positive impacts, e.g., improved margins, increased operational efficiency, more effective allocation of capital and believes that this sharper focus will drive sustainable growth and value creation for our shareholders moving forward.

For the year ended December 31, 2024, our total revenues were $92.6 million as compared to $100.0 million for the year ended December 31, 2023, a decrease of 7.4%, driven by a decrease in revenue from one-time software sales and from consumption-based customers, including Amazon, partially offset by the addition of Broadbean in the second quarter of 2023. Our gross profit for the year ended December 31, 2024 was $61.7 million as compared to $70.3 million for the year ended December 31, 2023, a decrease of 12.3%, driven by the decrease in revenue and the increase in depreciation of internally developed software costs compared to the prior year period. For the year ended December 31, 2024, our non-GAAP gross profit (calculated as described in “Non-GAAP Financial Measures” below) decreased to $65.4 million as compared to $72.3 million for the year ended December 31, 2023, driven by the decrease in revenue and the increase in cost of revenue as a percentage of revenue compared to the prior year period. Gross profit and non-GAAP gross profit (calculated as described in “Non-GAAP Financial Measures” below) are also dependent upon our ability to grow our revenue by expanding our customer base and increasing business with existing customers, and to manage our costs by negotiating favorable economic terms with cloud computing providers such as AWS and Microsoft Azure. While we are focused on continuing to improve our gross profit and non-GAAP gross profit, our ability to attract and retain customers to grow our revenue will be highly dependent on our ability to implement and continually improve upon our technology and services and improve our technology infrastructure and operations as we experience increased network capacity constraints due to our growth.

During the year ended December 31, 2024, we reported a net loss of $37.4 million as compared to a net loss of $58.6 million during the year ended December 31, 2023. During the year ended December 31, 2024, we reported a non-GAAP net loss of $30.7 million as compared to a non-GAAP net loss of $37.3 million during the year ended December 31, 2023. To continue to grow our revenue, we will continue to make targeted investments in people, namely software engineers and sales personnel. During the year ended December 31, 2024, we continued to make substantial investments in our existing employee base, including higher annual raises and increased benefits, to compete in a challenging and constrained labor environment. Lastly, we made investments in our corporate infrastructure, including enterprise-wide applications and workforce systems to help us better manage the scale and growth of our business. However, considering the current challenging macro-economic environment throughout 2024 and 2023, we have made and are continuing to make significant cost reductions to our operating structure to better streamline our business and prioritization around our growth and corresponding investments. These cost reduction initiatives began in the latter half of 2022 and continued through the end of 2024, and include reductions in workforce and certain legacy operating costs, as well as the sale of our energy group. As a result of these initiatives, we believe we will be able to accelerate our pathway toward long term profitability.

With the June 2023 acquisition of Broadbean, we expanded our customer base throughout Europe and Asia Pacific. For the year ended December 31, 2024, 32% of our consolidated revenue was from customers outside of the U.S., principally from customers located throughout Western Europe, as compared to 13% in 2023 and less than 10% in 2022. We believe that there is a substantial opportunity for us to continue expanding our service offerings and customer base in countries outside of the United States. In the long term, we plan to expand our business further internationally in places such as Europe, Asia Pacific and Latin America, and as a result, we expect to continue to incur significant incremental upfront expenses associated with these expansion opportunities.

Impact of Current Global Economic Conditions

Global economic and business activities continue to face uncertainty as a result of macroeconomic and geopolitical factors, the imposition of tariffs and other trade disputes, lingering economic disruption caused by labor shortages, inflation rates and the responses by central banking authorities to control inflation, monetary supply shifts, recession risks, disruptions from the Russia-Ukraine conflict, the Israel-Hamas war and conflict in surrounding regions. In particular, business operations at our Herzliya, Israel office location where we do development work on our Veritone Hire solutions products have been, and may continue to be, impacted by the war in Israel. A small portion of our Israel-based employees, and a number of their family members, have been conscripted into military service. The extent of the impact of these factors on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, and the impact on our customers, partners and employees, all of which have uncertainty and cannot be predicted. These global economic conditions and any continued or new disruptions caused by these conditions may negatively impact our business in a number of ways. For example, our Veritone Hire solutions are sold to businesses whose financial conditions fluctuate based on general economic and business conditions, particularly the overall demand for labor and the economic health of current and prospective employers.

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

Due to the nature of our business, the effect of these macroeconomic conditions may not be fully reflected in our results of operations until future periods. We have assessed the potential credit deterioration of our customers due to changes in the macroeconomic environment and have determined that no additional allowance for credit losses was necessary due to credit deterioration as of December 31, 2024. The most significant risks to our business and results of operations are discussed in Part I, Item 1A (Risk Factors) in this Annual Report on Form 10-K.

Non-GAAP Financial Measures and Key Performance Indicators

In evaluating our cash flows and financial performance, we use certain non-GAAP financial measures, including non-GAAP net income (loss) and non-GAAP net income (loss) per share, non-GAAP net income (loss) and non-GAAP net income (loss) per share from continuing operations, non-GAAP net income (loss) and non-GAAP net income (loss) per share from discontinued operations, non-GAAP gross profit, and non-GAAP gross margin. We also provide certain key performance indicators (“KPIs”), including Total Software Products & Services Customers, Annual Recurring Revenue (SaaS), Annual Recurring Revenue (Consumption), Total New Bookings and Gross Revenue Retention.

Non-GAAP net income (loss) and Non-GAAP net income (loss) per share are calculated as the Company’s net income (loss) and net income (loss) per share, respectively, adjusted to exclude net income from discontinued operations, net of income taxes, benefit from income taxes, depreciation and amortization expense, stock-based compensation expense, changes in fair value of earnout receivable, change in fair value of contingent consideration payable, contingent purchase compensation expense, interest expense, net, foreign currency impact and other, gain on extinguishment of debt, acquisition and due diligence costs, (gain) loss on asset disposition, contribution of business held for sale, variable consultant performance bonus expense, severance and executive transition costs, and non-GAAP net income from discontinued operations. Non-GAAP net income (loss) from continuing operations and Non-GAAP net income (loss) per share from continuing operations are calculated as the Company’s net loss and net loss per share from continuing operations, respectively, adjusted to exclude net income from discontinued operations, net of income taxes, benefit from income taxes, depreciation and amortization, stock based compensation expense, change in fair value of earnout receivable, change in fair value of contingent consideration payable, contingent purchase compensation expense, interest expense, net, foreign currency impact and other, gain on extinguishment of debt, acquisition and due diligence costs, (gain) loss on asset disposition, contribution of business held for sale, variable consultant performance bonus expense, and severance and executive transition costs. Non-GAAP net income (loss) from discontinued operations and Non-GAAP net income (loss) per share from discontinued operations are calculated as the Company’s net income from discontinued operations and net income per share from discontinued operations, respectively, adjusted to exclude provision for income taxes, depreciation and amortization, stock-based compensation expense, gain on sale, interest expense (income), net, acquisition due diligence costs, and severance and executive transition costs.

Non-GAAP gross profit is calculated as gross profit with adjustments to add back depreciation and amortization and stock-based compensation expense. Non-GAAP gross margin is defined as non-GAAP gross profit divided by revenue.

We present non-GAAP net income (loss) and non-GAAP net income (loss) per share, non-GAAP net income (loss) and non-GAAP net income (loss) per share from continuing operations, non-GAAP net income (loss) and non-GAAP net income (loss) per share from discontinued operations, non-GAAP gross profit, and non-GAAP gross margin because management believes such information to be important supplemental measures of performance that are commonly used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. Management also uses this information internally for forecasting, budgeting and measuring annual bonus compensation targets for its executive personnel, including its named executive officers. Our non-GAAP net income (loss) provides our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations, as it eliminates the effect of items that are often unrelated to overall operating performance. Our non-GAAP gross profit and non-GAAP gross margin allow investors and our management team to analyze our operating performance by excluding expenses that are not directly related to the cost of providing goods and services.

These non-GAAP financial measures are not calculated and presented in accordance with GAAP and should not be considered as an alternative to net income (loss), operating income (loss), net income (loss) from continuing operations, net income (loss) from discontinued operations, gross profit, gross margin or any other financial measures so calculated and presented, nor as an alternative to cash flow from operating activities as a measure of liquidity. Other companies (including our competitors) may define these non-GAAP financial measures differently. These non-GAAP measures may not be indicative of our historical operating results or predictive of potential future results. Investors should not consider this supplemental non-GAAP financial information in isolation or as a substitute for analysis of our results as reported in accordance with GAAP.

The results for non-GAAP net income (loss) are presented below for the years ended December 31, 2024 and 2023.

Reconciliation of GAAP net loss to Non-GAAP net loss

(in thousands, excluding per share data)
	Year Ended December 31,
	2024	2023
Net loss	$(37,384)	$(58,625)
Net income from discontinued operations, net of income taxes	(58,948)	(7,088)
Benefit from income taxes	(3,861)	(3,323)
Depreciation and amortization	28,510	25,192
Stock-based compensation expense	7,705	10,297
Change in fair value of earnout receivable	(1,357)	—
Change in fair value of contingent compensation payable	—	2,284
Contingent purchase compensation expense	1,619	—
Interest expense, net	12,071	2,767
Foreign currency impact and other	1,103	(323)
Gain on extinguishment of debt	—	(30,023)
Acquisition and due diligence costs	4,090	9,125
(Gain) loss on asset disposition	170	(2,572)
Contribution of business held for sale(1)	—	1,691
Variable consultant performance bonus expense(2)	64	951
Severance and executive transition costs	5,374	3,556
Non-GAAP net loss from continuing operations	(40,844)	(46,091)
Non-GAAP net income from discontinued operations	10,170	8,760
Non-GAAP net loss	$(30,674)	$(37,331)

Shares used in computing non-GAAP basic and diluted net loss per share	38,035	36,910
Non-GAAP basic and diluted net loss per share from continuing operations	$(1.07)	$(1.25)
Non-GAAP basic and diluted net income per share from discontinued operations	$0.27	$0.24
Non-GAAP basic and diluted net loss per share	$(0.81)	$(1.01)

(1) Contribution of business held for sale relates to the net loss for the periods presented for our energy group that we divested during the second quarter of 2023.

(2) Variable consultant performance bonus expense represents the bonus payments paid to Mr. Chad Steelberg as a result of his achievement of the performance goals pursuant to his consulting agreement with us.

(3) A reconciliation of non-GAAP net income from discontinued operations to GAAP net income from discontinued operations for the years ended December 31, 2024 and 2023 is set forth in the table below.

(in thousands)
	Year Ended December 31,
	2024	2023
Net income from discontinued operations	$58,948	$7,088
Provision for income taxes	76	275
Depreciation and amortization	260	909
Stock-based compensation expense	422	529
Gain on sale	(66,533)	—
Interest expense (income), net (a)	16,941	(129)
Severance and executive transition costs	56	88
Non-GAAP net income from discontinued operations	$10,170	$8,760

(a) Interest expense, net for the year ended December 31, 2024 includes allocated interest expense of $4.7 million, net of interest income, $9.2 million expense related to the acceleration of amortization of debt discount in connection with the partial repayment of the Term Loan and a $3.1 million prepayment penalty.

The following tables set forth the calculation of our non-GAAP gross profit and non-GAAP gross margin, followed by a reconciliation of non-GAAP to GAAP financial information presented in our consolidated financial statements for years ended December 31, 2024 and 2023.

Reconciliation of GAAP gross profit to Non-GAAP gross profit and Non-GAAP gross margin

The following table sets forth the calculation of our non-GAAP gross profit and non-GAAP gross margin for the years ended December 31, 2024 and 2023.

(dollars in thousands)	Year Ended December 31,
	2024	2023
Revenue	$92,637	$99,986
Expenses:
Cost of revenue (exclusive of depreciation and amortization)	27,254	27,765
Depreciation and amortization related to cost of revenue	3,669	1,878
GAAP gross profit	61,714	70,343
Depreciation and amortization related to cost of revenue	3,669	1,878
Stock-based compensation expense	—	52
Non-GAAP gross profit	$65,383	$72,273
GAAP gross margin	66.6%	70.4%
Non-GAAP gross margin	70.6%	72.3%

GAAP gross profit during the year ended December 31, 2024 of $61.7 million declined $8.6 million or 12.3% from the year ended December 31, 2023 largely due to the corresponding decline in revenue, coupled with higher depreciation and amortization in 2024 as a result of the June 2023 Broadbean acquisition. GAAP gross margin of 66.6% during the year ended December 31, 2024 declined 380 basis points as compared to the same period in 2023 as a result of the higher depreciation and amortization expense from the June 2023 Broadbean acquisition, coupled with year over year declines in higher gross margin revenue from consumption-based and one time software revenue.

Non-GAAP gross profit declined $6.9 million or 9.5% due to the decline in revenue. During the year ended December 31, 2024, Non-GAAP gross margin of 70.6% declined 170 basis points as compared to the same period in 2023 as year over year declines in higher gross margin revenue from consumption-based and one time software revenue. Historically, our gross margin and non-GAAP gross margin have been impacted significantly by the mix of our Software Products &

Services revenue and our Managed Services revenue in any given period because our Managed Services revenue typically has a lower overall non-GAAP gross margin than our Software Products & Services revenue.

Supplemental Financial Information

We are providing the following unaudited supplemental financial information regarding our Software Products & Services as a lookback of the prior year to explain our recent historical and year-over-year performance.

The supplemental financial information for our Software Products & Services includes: (i) Total Software Products & Services Customers, (ii) Annual Recurring Revenue, (iii) Total New Bookings, and (iv) Gross Revenue Retention, in each case as defined in the footnotes to the table below.

In the past, we have provided supplemental financial information for our Managed Services including average billings per active Managed Services client, and revenue. Because Managed Services will comprise a smaller portion of our business after the Divestiture, we no longer will provide this supplemental information. Prior to the Divestiture, we experienced volatility in revenue from our Managed Services due to a number of factors, including: (i) the timing of new large customer agreements; (ii) loss of customers who chose to replace our services with new providers or by bringing their advertising placement in-house; (iii) customers who experience reductions in their advertising budgets due to issues with their own businesses; and (iv) the seasonality of the campaigns for certain large customers. We historically generated a significant portion of our revenue from a few major customers. Since the Divestiture, revenue from our Managed Services has experienced volatility and we expect it will continue to do so.

Software Products & Services Supplemental Financial Information

The following table sets forth the results for each of our Software Products & Services supplemental financial information.

	Quarter Ended
	Dec 31,	Mar 31,	Jun 30,	Sep 30,	Dec 31,
	2023	2024	2024	2024	2024
Total Software Products & Services Customers (1)	3,459	3,384	3,437	3,291	3,237
Annual Recurring Revenue (SaaS) (in 000's) (2)	$49,122	$49,064	$49,223	$48,269	$47,549
Annual Recurring Revenue (Consumption) (in 000's) (3)	$30,967	$23,510	$18,701	$15,011	$11,245
Total New Bookings (in 000's) (4)	$17,457	$12,964	$14,047	$16,471	$13,228
Gross Revenue Retention (5)	>90%	>90%	>90%	>90%	>90%

(1) “Total Software Products & Services Customers” includes Software Products & Services customers as of the end of each respective quarter set forth above with net revenues in excess of $10 and also excludes any customers categorized by us as trial or pilot status. In prior periods, we provided “Ending Software Customers,” which represented Software Products & Services customers as of the end of each fiscal quarter with trailing twelve-month revenues in excess of $2,400 for both Veritone, Inc. and PandoLogic Ltd. and/or deemed by the Company to be under an active contract for the applicable periods. Total Software Products & Services Customers is not comparable to Ending Software Customers. Total Software Products & Services Customers includes customers based on revenues in the last month of the quarter rather than on a trailing twelve-month basis and excludes any customers that are on trial or pilot status with us rather than including customers with active contracts. Management uses Total Software Products & Services Customers and we believe Total Software Products & Services Customers are useful to investors because it more accurately reflects our total customers for our Software Products & Services inclusive of Broadbean.

(2) “Annual Recurring Revenue (SaaS)” represents an annualized calculation of monthly recurring revenue during the last month of the applicable quarter for all Total Software Products & Services customers. In prior periods, we provided “Average Annual Revenue,” which was calculated as the aggregate of trailing twelve-month Software Products & Services revenue divided by the average number of customers over the same period for both Veritone, Inc. and PandoLogic Ltd. Annual Recurring Revenue is not comparable to Average Annual Revenue (SaaS). Annual Recurring Revenue (SaaS) includes only subscription-based SaaS revenue, is not averaged among active customers and uses a calculation of recurring revenue as described above instead of annual revenue. Management uses “Annual Recurring Revenue (SaaS)” and we believe Annual Recurring Revenue (SaaS) is useful to investors because Broadbean significantly increases our mix of subscription-based SaaS revenues as compared to Consumption revenues and the split between the two allows the reader to delineate between predictable recurring SaaS revenues and more volatile Consumption revenues.

(3) “Annual Recurring Revenue (Consumption)” represents the trailing twelve months of all non-recurring and/or consumption-based revenue for all active Total Software Products & Services customers. In prior periods, we provided “Average Annual Revenue,” which was calculated as the aggregate of trailing twelve-month Software Products & Services revenue divided by the average number of customers over the same period for both Veritone, Inc. and PandoLogic Ltd. Annual Recurring Revenue (Consumption) is not comparable to Average Annual Revenue. Annual Recurring Revenue (Consumption) includes only non-recurring and/or consumption-based revenue, is not averaged among active customers and uses a calculation of recurring revenue as described above instead of annual revenue. Management uses “Annual Recurring Revenue (Consumption)” and we believe Annual Recurring Revenue (Consumption) is useful to investors because

Broadbean significantly increases our mix of subscription-based SaaS revenues as compared to Consumption revenues and the split between the two allows the reader to delineate between predictable recurring SaaS revenues and more volatile Consumption revenues.

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

(5) “Gross Revenue Retention” represents a calculation of our dollar-based gross revenue retention rate as of the period end by starting with the revenue from Software Products & Services Customers as of the 3 months in the prior year quarter to such period, or Prior Year Quarter Revenue. We then deduct from the Prior Year Quarter Revenue any revenue from Software Products & Services Customers who are no longer customers as of the current period end, or Current Period Ending Software Customer Revenue. We then divide the total Current Period Ending Software Customer Revenue by the total Prior Year Quarter Revenue to arrive at our dollar-based gross retention rate, which is the percentage of revenue from all Software Products & Services Customers from our Software Products & Services as of the year prior that is not lost to customer churn.

Net Loss Carryforwards

As of December 31, 2024, we had U.S. federal, state and foreign loss carryforwards (“NOLs”) totaling approximately $148.6 million, $118.8 million and $32.2 million, respectively. The U.S. federal and state NOLs are projected to expire beginning in 2037 and 2032, respectively, unless previously utilized. The U.S. federal NOLs generated after January 1, 2018 may be carried forward indefinitely, subject to an 80% taxable income limitation on the utilization of the carryforwards. The foreign loss carryforwards can be carried forward indefinitely.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events that affect amounts reported in our consolidated financial statements and related notes, as well as the related disclosure of contingent assets and liabilities at the date of the financial statements. Management evaluates its accounting policies, estimates and judgments on an on-going basis. Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions and conditions. The principal estimates relate to the accounting recognition and presentation of revenue, allowance for credit losses, purchase accounting, impairment of long-lived assets, the valuation of contingent consideration, including future escrow and earnout consideration on the divestiture of Veritone One, and the valuation of stock awards and stock warrants and income taxes, where applicable.

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

During the year ended December 31, 2024, we experienced several adverse financial trends and the divestiture of our media advertising division. As a result, we determined that an indicators of impairment were present and performed quantitative goodwill impairment assessments as of June 30, 2024, September 30, 2024, and December 31, 2024.

For the June 30, 2024 impairment analysis, we used the enterprise approach, which estimates fair value based on the overall value of the business, including debt. For the September 30, 2024 and December 31, 2024 impairment analyses, we used the market approach, which estimates fair value based on our market capitalization and an estimate of a reasonable range of values for a control premium.

We determined that goodwill was not impaired, as the estimated fair value of our reporting units exceeded their carrying values. Additionally, as of June 30, September 30, and December 31, 2024, we performed a quantitative analysis of the recoverability of each of our asset groups. The result of the analyses was that the assets were not impaired, as the expected cash flows exceeded the carrying value for each asset group.

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

We assess the likelihood that the deferred tax assets will be recovered from future taxable income and, if recovery is not more likely than not, we establish a valuation allowance to reduce the deferred tax assets to the amounts that are more-likely-than-not to be realized. Realization of the deferred tax assets is dependent on various factors such as our ability to generate sufficient taxable income in future years. Based on management’s assessment, we have recorded a valuation allowance in the amount of $93.2 million, as of December 31, 2024.

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

Results of Operations

The following tables set forth our results of operations for the years ended December 31, 2024 and 2023, in dollars and as a percentage of our revenue for those periods. The period-to-period comparisons of our historical results are not necessarily indicative of the results that may be expected in the future.

(dollars in thousands)	Year Ended December 31,
	2024	2023
Revenue	$92,637	$99,986
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	27,254	27,765
Sales and marketing	39,837	44,543
Research and development	26,817	40,591
General and administrative	58,425	61,465
Depreciation and amortization	28,510	25,192
Total operating expenses	180,843	199,556
Loss from operations	(88,206)	(99,570)
Gain on extinguishment of debt	—	30,023
Interest expense, net	(12,071)	(2,767)
Other income, net	84	3,278
Loss from continuing operations before provision for income taxes	(100,193)	(69,036)
Benefit from income taxes	(3,861)	(3,323)
Net loss from continuing operations	(96,332)	(65,713)
Net income from discontinued operations	58,948	7,088
Net loss	$(37,384)	$(58,625)

Year Ended December 31, 2024 Compared With Year Ended December 31, 2023

Revenue

	Year Ended December 31,
	2024			2023
	Commercial	Public		Commercial	Public
	Enterprise	Sector	Total	Enterprise	Sector	Total
Software Products & Services	$55,433	$5,635	$61,068	$62,410	$5,991	$68,401
Managed Services	31,569	—	31,569	31,585	—	31,585
Revenue	$87,002	$5,635	$92,637	$93,995	$5,991	$99,986

Commercial Enterprise

Commercial Enterprise revenue of $87.0 million decreased $7.0 million, or 7.4% in the year ended December 31, 2024 as compared to Commercial Enterprise revenue of $94.0 million in the year ended December 31, 2023. The $7.0 million decline was driven primarily by Commercial Enterprise Software Products & Services revenue due to decreased revenue from one-time software sales and from consumption-based customers, including Amazon, partially offset by the addition of Broadbean in the second quarter of 2023.

Public Sector

Public Sector Software Products & Services revenue decreased $0.4 million, or 5.9%, in the year ended December 31, 2024 compared to the prior year primarily due to fluctuations in timing and magnitude of spend by public safety and federal customers. In some cases, Software Products & Services revenue from Public Sector customers in certain markets, particularly our government customers, can be project-based and impacted by the timing of such projects. As such, we expect that our revenue from these markets could fluctuate significantly from period to period.

Operating Expenses

(dollars in thousands)	Year Ended December 31,
	2024	2023	$ Change	% Change
Cost of revenue (exclusive of depreciation and amortization shown separately below)	$27,254	$27,765	$(511)	(1.8)%
Sales and marketing	39,837	44,543	(4,706)	(10.6)%
Research and development	26,817	40,591	(13,774)	(33.9)%
General and administrative	58,425	61,465	(3,040)	(4.9)%
Depreciation and amortization	28,510	25,192	3,318	13.2%
Total operating expenses	$180,843	$199,556	$(18,713)	(9.4)%

Cost of Revenue (Exclusive of Depreciation and Amortization). Cost of revenue (exclusive of depreciation and amortization) decreased in 2024 compared to 2023 primarily due to the decline in revenues, especially in the higher margin Software Products & Services. Cost of revenues as a percentage of revenue increased in 2024 to 29.4% from 27.8% in 2023.

Sales and Marketing. Sales and marketing expenses decreased $4.7 million, or 10.6% in 2024 compared with 2023, primarily due to cost reduction initiatives announced in the first quarter of 2024, partially offset by increased advertising expense and sales and marketing expense as a result of increased promotional expenses and the acquisition of Broadbean in June 2023. As a percentage of revenue, sales and marketing expenses decreased to 43.0% in 2024 from 44.5% in 2023.

Research and Development. Research and development expenses decreased $13.8 million, or 33.9% in 2024 compared with 2023, principally due to decreased personnel-related costs resulting from various cost reduction initiatives. As a percentage of revenue, research and development expenses decreased to 28.9% in 2024 from 40.6% in 2023.

General and Administrative. General and administrative expenses decreased $3.0 million, or 4.9% in 2024 compared to 2023 principally due to reductions in non-recurring professional fees largely associated with the June 2023 Broadbean acquisition and personnel-related costs resulting from various cost reduction initiatives, offset by an increase from one-time executive settlement expenses and higher stock-based compensation expense. As a percentage of revenue, general and administrative expenses increased to 63.1% in 2024 from 61.5% in 2023.

Depreciation and Amortization. Depreciation and amortization increased $3.3 million, or 13.2% in 2024 compared with the corresponding prior year period primarily due to the June 2023 acquisition of Broadbean.

Gain on Extinguishment of Debt

During 2023, the gain on extinguishment of debt represented gains on the fair value of extinguishing $50.0 million of our convertible notes due November 2026.

Interest Expense, Net

Interest expense, net of $12.1 million for 2024 was driven by increased interest expense from our Term Loan. Interest expense, net for 2023 was $2.8 million.

Other Income, Net

Other income, net of $0.1 million for 2024 was primarily due to the change in the fair value of earnout receivable of $1.4 million, partially offset by a foreign translation loss of $0.6 million, and a loss on sale of our investment in GridBeyond of $0.2 million. Other income, net for 2023 was $3.3 million and was comprised primarily of a $2.6 million gain on sale of investment and a foreign translation gain of $0.7 million.

Net Income From Discontinued Operations

On October 17, 2024, we consummated the Divestiture. The Divestiture was strategic, allowing us to focus on our AI solutions, and secondarily to improve our financial liquidity with the net proceeds from the Divestiture. During the third quarter of 2024, we determined that Veritone One met the criteria to be classified as discontinued operations. As a result, the historical financial results of Veritone One are reflected in our consolidated financial statements herein as discontinued operations and, as such, have been excluded from continuing operations for all periods presented on a retrospective basis, unless otherwise stated. See Note 3 on Discontinued Operations, Business Combinations and Divestiture for more information.

Net income from discontinued operations was $58.9 million for the year ended December 31, 2024 and included the $66.5 million gain on sale, $9.4 million in income from operations, offset by $16.9 million of net interest expense. Interest expense included allocated interest expense from our Term Loan of $4.7 million, net of interest income, $9.2 million expense related to the acceleration of amortization of debt discount in connection with the partial repayment of the Term Loan and a $3.1 million prepayment penalty. Net income from discontinued operations was $7.1 million for the year ended December 31, 2023 and primarily consisted of revenue of $27.6 million, offset by cost of revenue of $0.5 million, and other operating expenses of $19.8 million.

Benefit From Income Taxes

The change in income taxes from a tax benefit of $3.3 million in 2023 to a benefit of $3.9 million for the year ended December 31, 2024 is largely driven due a one-time expense in 2023 relating to the claw-back of previously recognized tax benefits in Israel.

Liquidity, Capital Resources and Going Concern

We have historically financed our business through the sale of equity and debt securities and other debt arrangements. Our principal sources of liquidity are our cash and cash equivalents, which totaled $16.9 million as of December 31, 2024, compared with total cash and cash equivalents of $46.6 million as of December 31, 2023. The decrease in our cash and cash equivalents as of December 31, 2024 as compared with December 31, 2023 was primarily due to our loss from operating activities of $37.4 million and the $36.3 million repayment of the Term Loan in connection with the Divestiture, offset by cash proceeds of $2.9 million (net of cash divested of $53.0 million) from the sale of Veritone One and gross cash proceeds of $4.7 million received from sales of shares of our common stock under our ATM Program.

We have an outstanding senior secured term loan with $39.2 million aggregate principal amount outstanding as of March 10, 2025. We and certain of our subsidiaries, as guarantors, entered into a Credit and Guaranty Agreement (the “Credit Agreement”) on December 13, 2023, with certain funds managed by Highbridge Capital Management, LLC and with certain other lenders (collectively, the “Lenders”) and Wilmington Savings Fund Society, FSB, as administrative agent and collateral agent. We initially borrowed the full principal amount of $77.5 million provided under the terms of the Credit Agreement, and we used a portion of the proceeds of the Term Loan to repurchase $50.0 million aggregate principal amount of our 1.75% convertible senior notes due 2026 (the “Convertible Notes”) held by the Lenders at a purchase price of $37.5 million plus accrued and unpaid interest through the repurchase date. The Term Loan accrues interest at a rate of Term SOFR plus 8.50% per annum, with a 3.00% floor for Term SOFR, payable quarterly. The Term Loan matures on December 13, 2027, with quarterly amortization payments of 2.50% of the original principal amount, that commenced in June 2024. In connection with the Credit Agreement, we also issued warrants (the “Warrants”) to the Lenders to purchase up to 3,008,540 shares of our common stock at an exercise price of $2.576 per share with a termination date of December 12, 2028.

On March 13, 2025, we entered into a Limited Consent (the “Limited Consent”) to the Credit Agreement, with the lenders and administrative agent party thereto. Pursuant to the Limited Consent, the lenders consented to the delivery by us of our audited consolidated financial statements for the fiscal year ended December 31, 2024 and a report of our independent certified public accountants relating thereto that do not meet certain requirements of the Credit Agreement requiring, among other things, delivery of audited consolidated financial statements and a report thereon of the our independent certified public accountants that are unqualified as to going concern. As consideration for the Limited Consent, we paid an aggregate of $1.0 million in cash to the lenders party to the Limited Consent. Except as set forth in the Limited Consent, the terms of the Credit Agreement remain unchanged. With this amendment, we believe we are in compliance in all material respects with the covenants in the Term Loan.

As noted above, we completed the Divestiture of Veritone One on October 17, 2024, for a total purchase price of up to $104.0 million. Net proceeds from the transaction were $55.9 million in cash, which reflected the aggregate purchase price of $104.0 million, less $18.0 million subject to an earnout, $20.3 million of purchase price adjustments, $6.7 million placed in escrow accounts, and $3.0 million in transaction-related expenses. We may receive the earnout of up to $18.0 million in cash proceeds based on the achievement of certain net revenue targets by Veritone One between January 1, 2025 and December 31, 2025. We used net cash proceeds from the Divestiture to repay $30.5 million principal amount of the Term Loan, plus accrued interest and prepayment premiums in the aggregate amount of $3.3 million.

On November 19, 2024, we entered into the Sales Agreement with the Sales Agents, pursuant to which we may offer and sell from time to time, shares of our common stock through the Sales Agents. The issuance and sale, if any, of shares of our common stock under the Sales Agreement will be made pursuant to our registration statement on Form S-3 (File No. 333-280148), which became effective on June 21, 2024 and the related prospectus supplement dated November 19, 2024 (the “Prospectus Supplement”), in each case filed with the SEC. In accordance with the terms of the Sales Agreement, under the Prospectus Supplement, we may offer and sell shares of our common stock having an aggregate offering price of up to $35.0 million from time to time through the Sales Agents. As of December 31, 2024, we have received $4.7 million in gross proceeds for sales of 1,707,791 shares of our common stock under the ATM Program.

In January 2025, we entered into the RDO Purchase Agreement with Esousa Group Holdings, LLC to conduct the Registered Direct Offering consisting of 4,414,878 shares of our common stock, priced at $2.53 per share, and pre-funded warrants to purchase up to 3,608,838 shares of our common stock, priced at $2.52 per pre-funded warrant, with an exercise price of $0.01 per share. The gross proceeds from the Registered Direct Offering were approximately $20.3 million, before deducting estimated offering expenses.

Pursuant to the terms of the RDO Purchase Agreement, until 75 days following the Agreement Date, we have agreed not to issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of our common stock or any securities convertible or exercisable or exchangeable for, shares of our common stock, subject to certain exceptions; provided, that, after 60 days following the Agreement Date, we may sell and issue shares of our common stock pursuant to our ATM Program, subject to certain limitations.

Potential future consideration from the Divestiture in the form of cash held in escrow and the earnout is up to $24.7 million. With respect to the escrowed amounts, $1.5 million is expected to be settled and may be released within 30 days of filing this Annual Report on Form 10-K, $3.7 million is expected to settle and may be released by October 16, 2025, and $1.5 million is expected to settle and may be released by October 16, 2026. The earnout, if applicable, is anticipated to be payable in part no later than March 2, 2026, with the remainder, if applicable, payable by April 30, 2026. While management believes a large portion of this potential future consideration will be earned and paid back to the Company over the next two years, both the escrowed amounts and earnout amounts are subject to future negotiation and the financial performance of Veritone One, a portion of which we will have no direct control over. In addition, these future considerations will be subject to debt principal payments and premiums. As a result, there is no guarantee that any of the deferred consideration will be earned and or paid back to us.

Based on our liquidity position at December 31, 2024 after giving effect to the impact of the Registered Direct Offering which raised gross proceeds of approximately $20.3 million before deducting estimated offering expenses, and other events occurring subsequent to December 31, 2024, and our current forecast of operating results and cash flows, absent any other action, management determined that there is substantial doubt about our ability to continue as a going concern over the twelve months following the filing of this Annual Report on Form 10-K, principally driven by our current debt service obligations, historical negative cash flows and recurring losses. We will require additional liquidity to continue our operations over the next twelve months.

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

The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business, including having sufficient liquidity in the future to meet, among other things, our covenants under the Credit Agreement. We may not be able to access additional equity under acceptable terms, and may not be successful in future operational restructurings, earning any of our deferred purchase consideration, meeting our minimum liquidity threshold under our Credit Agreement, or at growing our revenue base, and our ability to execute on our operating plans may be materially adversely impacted. If we become unable to continue as a going concern, we may have to dispose of other or additional assets and might realize significantly less value than the values at which they are carried on our consolidated financial statements. These actions may cause stockholders to lose all or part of their investment in our common stock. Our consolidated financial statements do not include any adjustments that might result from our being unable to continue as a going concern. If we cannot continue as a going concern, adjustments to the carrying values and classification of our assets and liabilities and the reported amounts of income and expenses could be required and could be material.

Cash Flows

A summary of cash flows from our operating, investing and financing activities is shown in the table below.

(in thousands)	Year Ended December 31,
	2024	2023
Net cash used in continuing operating activities	$(59,307)	$(51,579)
Net cash used in continuing investing activities	(1,448)	(54,492)
Net cash provided by (used in) continuing financing activities	(34,011)	26,329
Effect of exchange rates on cash, cash equivalents, and restricted cash	405	—
Net decrease in cash, cash equivalents, and restricted cash from continuing operations	$(94,361)	$(79,742)

Continuing Operating Activities

Net cash used in continuing operating activities was $59.3 million for the year ended December 31, 2024, an increase of $7.7 million from $51.6 million for the year ended December 31, 2023. The increase was primarily due to a $10.1 million unfavorable change in operating assets and liabilities, partially offset by a $2.4 million decrease in net loss from continuing operations excluding non-cash and reconciling items disclosed within our consolidated statement of cash flows. The $10.1 million of unfavorable changes in operating assets and liabilities was primarily driven by unfavorable changes in accounts receivable and accounts payable, partially offset by favorable changes in accrued media payments, other accrued liabilities, and other liabilities. The $2.4 million decrease in net loss excluding non-cash and reconciling items was primarily driven by lower operating expenses and favorable changes in non-cash and reconciling items including gain on debt extinguishment, amortization of debt issuance costs and debt discounts, and depreciation and amortization, partially offset by lower revenue and unfavorable changes in non-cash and reconciling items including stock-based compensation expense and change in fair value of earnout receivable.

Continuing Investing Activities

Net cash used in continuing investing activities was $1.4 million for the year ended December 31, 2024, a decrease of $53.1 million from $54.5 million for the year ended December 31, 2023. The decrease was primarily due to a $50.3 million decrease in acquisitions, net of cash acquired and a $4.1 million increase in proceeds from the sale of investments and subsidiaries, net of cash divested.

Continuing Financing Activities

Net cash used in continuing financing activities was $34.0 million for the year ended December 31, 2024, a decrease of $60.3 million as compared to net cash provided by continuing financing activities of $26.3 million for the year ended December 31, 2023. The decrease was primarily due to a $36.3 million repayment of senior secured term loan during the year ended December 41, 2024, a $77.5 million decrease in proceeds from issuance of senior secured term loan, partially offset by a $37.5 million favorable change in repurchase of convertible senior notes, a $7.8 million favorable change in payment of earnout, a $4.5 million increase in proceeds from issuance of common stock, and a $3.1 million favorable change in payment of debt issuance costs.

Contractual Obligations and Known Future Cash Requirements

As of December 31, 2024, our debt obligations are comprised of our Term Loan and our 1.75% convertible senior notes due in 2026 (the “Convertible Notes”). As of December 31, 2024, we have $41.2 million principal amount outstanding under our Term Loan that matures in December 2027 and $91.3 million aggregate principal amount outstanding of our Convertible Notes that mature in November 2026. On October 22, 2024, we repaid $30.5 million principal amount of our Term Loan.

As of December 31, 2024, we have no other present agreements or commitments with respect to any material acquisitions of businesses or technologies or any other material capital expenditures.

As of December 31, 2024, we have recorded $2.2 million of gross liability for uncertain tax positions, including interest and penalties. Based upon the information available and possible outcomes, we cannot reasonably estimate the amount and period in which the liability might be paid.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by Item 305 of Regulation S-K.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Veritone, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Veritone, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated April 1, 2025 expressed an adverse opinion.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Going concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has debt service obligations and has incurred historical negative cash flows and recurring losses. These conditions, along with other matters as set forth in Note 2, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Consolidated financial statements - Impact of Internal Control over Financial Reporting

During the year ended December 31, 2024, the Company reported material weaknesses related to the control environment, risk assessment, information technology general controls (“ITGC”) control activities, and information and communication (“material weaknesses”) elements of the Company’s system of internal control over financial reporting. The prevention, detection, and correction of material misstatements of the consolidated financial statements, is dependent, in part, on management (i) designing and maintaining an effective control environment, including maintaining sufficient resources within the accounting and financial reporting department to review complex financial reporting transactions; and updating and distributing accounting policies and procedures across the organization (ii) designing and implementing effective information and communication process to identify and assess the source of and controls necessary to ensure the reliability of information used in financial reporting and that communicates relevant information about roles and responsibilities for internal control over financial reporting and (iii) designing and implementing effective process-level control activities and information technology general controls related to financial reporting processes. We identified the impact on our audit of the material weaknesses as a critical audit matter.

The principal consideration for our determination that the impact on our audit of the material weaknesses is a critical audit matter is that especially challenging auditor judgment was required in designing audit procedures and evaluating audit evidence due to the ineffective system of internal control over financial reporting, which affects substantially all consolidated financial statement account balances and disclosures.

Our audit procedures related to the material weaknesses included the following, among others.

•
We determined the nature and extent of audit procedures that are responsive to the identified material weaknesses and evaluated the evidence obtained from the procedures performed.
•
We lowered the threshold used for investigating differences noted for recorded amounts.
•
We selected larger sample sizes for tests of details.
•
We substantively tested the accuracy and completeness of system-generated reports used in the audit and more extensively tested these reports.
•
We increased the extent of supervision over the execution of audit procedures.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2018.

Phoenix, Arizona

April 1, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Veritone, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Veritone, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, because of the effect of the material weaknesses described in the following paragraphs on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

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

The Company did not maintain effective internal controls over financial reporting relating to the consolidation process and review of financial statements specifically pertaining to the Company’s design of controls to determine proper accounting for certain foreign exchange transactions and translation between Veritone, Inc. and certain foreign subsidiaries.

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

The Company did not maintain effective internal controls over the information and communication process to identify and assess the source of and controls necessary to ensure the reliability of information used in financial reporting and for providing information required for effective activity level controls.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2024. The material weaknesses identified above were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2024 consolidated financial statements, and this report does not affect our report dated April 1, 2025 which expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ GRANT THORNTON LLP

Phoenix, Arizona

April 1, 2025

VERITONE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share and share data)

	As of
	December 31, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$16,911	$46,609
Accounts receivable, net	31,997	33,895
Prepaid expenses and other current assets	10,498	7,864
Current assets of discontinued operations	—	97,446
Total current assets	59,406	185,814
Property, equipment and improvements, net	10,052	8,079
Intangible assets, net	59,500	83,423
Goodwill	53,110	53,529
Restricted cash	407	867
Other assets	15,585	9,164
Non-current assets of discontinued operations	—	37,982
Total assets	$198,060	$378,858
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$11,023	$16,620
Deferred revenue	12,056	12,813
Term Loan, current portion (Note 4)	7,750	5,813
Accrued purchase compensation, current	1,200	1,000
Accrued expenses and other accrued liabilities	28,928	28,730
Current liabilities of discontinued operations	—	126,893
Total current liabilities	60,957	191,869
Convertible Notes	90,135	89,572
Term Loan, non-current (Note 4)	21,316	45,012
Accrued purchase compensation, non-current	900	633
Other non-current liabilities	11,300	13,625
Total liabilities	184,608	340,711
Commitments and contingencies (Note 9)
Stockholders' equity
Common stock, par value $0.001 per share; 75,000,000 shares authorized; 40,217,628 and 37,186,348 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	41	38
Additional paid-in capital	480,477	468,015
Accumulated deficit	(467,280)	(429,896)
Accumulated other comprehensive income (loss)	214	(10)
Total stockholders' equity	13,452	38,147
Total liabilities and stockholders' equity	$198,060	$378,858
The accompanying notes are an integral part of these consolidated financial statements.

VERITONE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share and share data)

	Year Ended December 31,
	2024	2023
Revenue	$92,637	$99,986
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	27,254	27,765
Sales and marketing	39,837	44,543
Research and development	26,817	40,591
General and administrative	58,425	61,465
Depreciation and amortization	28,510	25,192
Total operating expenses	180,843	199,556
Loss from operations	(88,206)	(99,570)
Gain on extinguishment of debt	—	30,023
Interest expense, net	(12,071)	(2,767)
Other income, net	84	3,278
Loss from continuing operations before provision for income taxes	(100,193)	(69,036)
Benefit from income taxes	(3,861)	(3,323)
Net loss from continuing operations	(96,332)	(65,713)
Net income from discontinued operations (inclusive of gain on sale of $66,553 for the year ended December 31, 2024)	58,948	7,088
Net loss	$(37,384)	$(58,625)
Earnings (Loss) per share:
Basic and diluted loss per share from continuing operations	$(2.53)	$(1.78)
Basic and diluted earnings per share from discontinued operations	$1.55	$0.19
Basic and diluted loss per share	$(0.98)	$(1.59)
Weighted-average shares outstanding:
Basic and diluted	38,034,546	36,909,919
Comprehensive loss:
Net loss	$(37,384)	$(58,625)
Foreign currency translation gain, net of income taxes	224	66
Total comprehensive loss	$(37,160)	$(58,559)

The accompanying notes are an integral part of these consolidated financial statements.

VERITONE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance as of December 31, 2022	36,321,222	36	451,162	(371,271)	(76)	79,851
Common stock issued under employee stock plans, net	953,306	2	1,062	—	—	1,064
Common stock withheld for employee taxes	(223,980)	—	(1,153)	—	—	(1,153)
Common stock issued as part of contingent consideration	135,800	—	756	—	—	756
Stock-based compensation	—	—	11,239	—	—	11,239
Warrants issued in connection with the 2023 Senior Secured Term Loan	—	—	4,949	—	—	4,949
Net loss	—	—	—	(58,625)	—	(58,625)
Other comprehensive gain	—	—	—	—	66	66
Balance as of December 31, 2023	37,186,348	$38	$468,015	$(429,896)	$(10)	$38,147
Common stock issued under employee stock plans	1,317,473	1	554	—	—	555
Common stock withheld for employee taxes and other	(292,094)	—	(1,093)	—	—	(1,093)
Common stock issued in connection with warrant exercises	298,110	—	—	—	—	—
Common stock issued in connection with ATM program, net of issuance costs	1,707,791	2	4,499	—	—	4,501
Stock-based compensation expense	—	—	8,502	—	—	8,502
Net loss	—	—	—	(37,384)	—	(37,384)
Other comprehensive gain	—	—	—	—	224	224
Balance as of December 31, 2024	40,217,628	$41	$480,477	$(467,280)	$214	$13,452

The accompanying notes are an integral part of these consolidated financial statements.

VERITONE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(37,384)	$(58,625)
Less: net income from discontinued operations	58,948	7,088
Net loss from continuing operations	(96,332)	(65,713)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	28,510	25,192
Provision for credit losses	1,144	272
Change in fair value of contingent compensation	—	2,284
Stock-based compensation expense	7,705	10,297
Gain on sale of energy group	—	(2,572)
Change in fair value of earnout receivable	(1,357)	—
Change in deferred taxes	(4,892)	(4,984)
Amortization of debt issuance costs and debt discounts	4,206	1,082
Amortization of right-of-use assets	829	1,561
Gain on debt extinguishment	—	(30,023)
Changes in assets and liabilities:
Accounts receivable	948	12,374
Prepaid expenses and other current assets	1,332	2,106
Other assets	180	(1,342)
Accounts payable	(5,461)	793
Deferred revenue	(757)	184
Other accrued liabilities	2,134	(1,415)
Other liabilities	2,504	(1,675)
Net cash used in operating activities – continuing operations	(59,307)	(51,579)
Net cash provided by (used in) operating activities – discontinued operations	34,584	(24,841)
Net cash used in operating activities	(24,723)	(76,420)
Cash flows from investing activities:
Sale of GridBeyond	1,800	—
Sale of Veritone One, net of cash divested	2,850	—
Sale of energy group	—	504
Capital expenditures	(6,098)	(4,728)
Acquisitions, net of cash acquired	—	(50,268)
Net cash used in investing activities – continuing operations	(1,448)	(54,492)
Net cash used in investing activities – discontinued operations	(160)	(393)
Net cash used in investing activities	(1,608)	(54,885)
Cash flows from financing activities:
Proceeds from issuance of common stock	4,501	—
Proceeds from issuance of Senior Secured Term Loan	—	77,500
Payment of debt issuance costs	—	(3,120)
Repurchase of convertible senior notes	—	(37,500)
Payment of contingent consideration	—	(7,772)
Taxes paid related to net share settlement of equity awards	(943)	(1,153)
Proceeds from issuances of stock under employee stock plans, net	555	1,064
Settlement of deferred consideration for acquisitions	(1,800)	(2,690)
Payment of term loan principal	(36,324)	—
Net cash provided by (used in) financing activities – continuing operations	(34,011)	26,329
Net cash provided by (used in) financing activities – discontinued operations	(3,051)	—
Net cash provided by (used in) financing activities	(37,062)	26,329
Effect of exchange rates on cash, cash equivalents, and restricted cash	405	—
Net decrease in cash, cash equivalents, and restricted cash	(62,988)	(104,976)
Cash, cash equivalents, and restricted cash, beginning of period	80,306	185,282
Cash, cash equivalents, and restricted cash, end of period	17,318	80,306

Less: Cash, cash equivalents, and restricted cash included in discontinued operations	—	32,830
Cash, cash equivalents, and restricted cash included in continuing operations	$17,318	$47,476
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes paid	$563	$2,648
Interest paid	$11,366	$2,630
Non-cash investing and financing activities:
Warrants issued in connection with the 2023 Term Loan	$-	$4,949
Fair value of shares issued for acquisition of businesses and contingent consideration	$-	$756
Stock-based compensation capitalized for software development	$375	$413
Lease liabilities arising from right-of-use assets	$-	$1,436
Fair value of earnout receivable - sale of Veritone One	$6,310	$-
Fair value of indemnification receivable - sale of Veritone One	$5,150	$-

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

Through October 17, 2024 (the “Divestiture Closing Date”), the Company operated a full-service advertising agency to provide differentiated Managed Services to its customers. On October 17, 2024, the Company entered into an Equity Purchase Agreement (the “Purchase Agreement”), by and among the Company, Veritone One, LLC, a wholly-owned subsidiary of the Company (“Veritone One”), and Oxford Buyer, LLC (“Purchaser”), an affiliate of Insignia Capital Group L.P., pursuant to which, among other things, Purchaser acquired from the Company all of the issued and outstanding equity of Veritone One (such transaction, the “Divestiture”). Veritone One’s services included media planning and strategy, advertisement buying and placement, campaign messaging, clearance verification and attribution, and custom analytics, specializing in host-endorsed and influencer advertising across primarily radio, podcasting, streaming audio, social media and other digital media channels. The Company determined that the Divestiture represents a strategic shift that will have a material effect on the Company’s operations and financial results. Therefore, the historical financial results of Veritone One are reflected in these consolidated financial statements as discontinued operations and, as such, have been excluded from continuing operations for all periods presented on a retrospective basis, unless otherwise stated. Refer to Note 3 on Discontinued Operations, Business Combinations and Divestiture for further details.

On June 13, 2023, the Company acquired Broadbean (as defined in Note 3), a global leader of talent acquisition software-as-a-service technology. For further details on this acquisition, refer to Note 3.

NOTE 2. PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Liquidity, Capital Resources and Going Concern

These consolidated financial statements have been prepared in accordance with U.S. GAAP assuming the Company will continue as a going concern over the next twelve months through April 2026. Based on the Company’s liquidity position at December 31, 2024 after giving effect to the Company’s January 2025 registered direct offering, which raised gross proceeds of $20,300 before deducting offering expenses, and other events occurring subsequent to December 31, 2024, and the Company’s current forecast of operating results and cash flows, absent any other action, management determined that there is substantial doubt about the Company’s ability to continue as a going concern over the twelve months following the filing of this Annual Report on Form 10-K, principally driven by the Company’s current debt service obligations, historical negative cash flows and recurring losses. As a result, the Company will require additional liquidity to continue its operations over the next twelve months.

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

The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business, including having sufficient liquidity in the future to meet, among other things, its covenants under the Credit Agreement (as defined in Note 4). The Company may not be able to access additional equity under acceptable terms, and may not be successful in future operational restructurings, earning any of its deferred purchase consideration, meeting its minimum liquidity threshold under its Credit Agreement or growing its revenue base, and its ability to execute on its operating plans may be materially adversely impacted. If the Company becomes unable to continue as a going concern, it may have to dispose of other or additional assets and might realize significantly less value than the values at which they are carried on its consolidated financial statements. These actions may cause the Company’s stockholders to lose all or part of their investment in the Company’s common stock. The consolidated financial statements do not include any adjustments that might result from the Company being unable to continue as a going concern. If the Company cannot continue as a going concern, adjustments to the carrying values and classification of its assets and liabilities and the reported amounts of income and expenses could be required and could be material.

Use of Accounting Estimates

The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the accompanying consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The principal estimates relate to the accounting recognition and presentation of revenue, allowance for credit losses, purchase accounting, impairment of long-lived assets, the valuation of contingent consideration, including future escrow and earnout consideration on the divestiture of Veritone One, the valuation of senior secured debt, the valuation of non-cash consideration received in barter transactions and evaluation of realizability, the valuation of stock awards and stock warrants and income taxes, where applicable.

There has been uncertainty and disruption in the global economy and financial markets due to a number of factors, including the wars in Ukraine and Israel, the global inflationary environment and rising interest rates. The war in Israel has also adversely impacted the Company’s business operations because the Company has an office and personnel based in Herzliya, Israel. The Company is not aware of any specific event or circumstance that would require an update to its estimates or assumptions or a revision of the carrying value of its assets or liabilities as of the date of filing of this Annual Report on Form 10-K.

These estimates and assumptions may change as new events occur and additional information is obtained. As a result, actual results could differ materially from these estimates and assumptions.

Reclassifications

Certain reclassifications were made to the prior period consolidated balance sheet, consolidated statement of operations, and consolidated statement of cash flows to conform to the current period presentation.

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

Accounts Receivable and Allowance for Credit Losses

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

The Company’s stock warrants are categorized as Level 3 within the fair value hierarchy. Stock warrants are recorded within equity in the Company’s consolidated balance sheets as of December 31, 2024 and 2023. The warrants have been recorded at their fair values using a probability weighted expected return model or Black-Scholes-Merton option pricing model. These models incorporate contractual terms and assumptions regarding expected term, risk-free rates and volatility. The value of the Company’s stock warrants would increase if a higher risk-free interest rate was used and would decrease if a lower risk-free interest rate was used. Similarly, a higher volatility assumption would increase the value of the stock warrants, and a lower volatility assumption would decrease the value of the stock warrants. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management with the assistance of a third-party valuation specialist.

The Company’s contingent compensation is categorized as Level 1 within the fair value hierarchy. Contingent compensation is recorded within accrued purchase compensation, current and contingent compensation, non-current in the Company’s consolidated balance sheets as of December 31, 2024 and 2023.

The Company’s strategic minority investments are categorized as Level 3 within the fair value hierarchy. These investments are recorded at cost within other assets in the Company’s consolidated balance sheets as of December 31, 2024 and 2023. The Company will monitor these investments to determine whether an other-than-temporary decline in value indicates that impairment charges may be required. The Company will also re-measure its investments if there is an observable transaction in a similar class of security to our investments.

The Company made an accounting policy election to record the earnout receivable related to the Veritone One divestiture at fair value at inception, and it is categorized as Level 3.within the fair value hierarchy. The earnout receivable is recorded within other assets in the Company’s consolidated balance sheets as of December 31, 2024. The earnout receivable for the Veritone One divestiture has been recorded at its fair value using a Monte Carlo simulation pricing model due to the variability of estimating future revenues associated with the Company’s earnout. These models incorporate contractual terms and assumptions regarding financial forecasts for Veritone One, discount rates, and volatility of forecasted revenue. The value of the Veritone One earnout receivable would decrease if a lower discount rate was used and would increase if a higher discount rate was used. Similarly, a higher revenue volatility assumption would increase the value of the Veritone One earnout receivable, and a lower revenue volatility assumption would decrease the value of the Veritone One earnout receivable. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management with the assistance of a third-party valuation specialist.

The Company’s other financial instruments consist primarily of cash, accounts receivable and accounts payable. The Company has determined that the carrying values of these financial instruments approximate fair value for the periods presented due to their short-term nature and the relatively stable current interest rate environment.

Restricted Cash

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

The Company capitalizes qualifying proprietary software development costs that are incurred during the application development stage. Capitalization of costs begins when two criteria are met: (i) the preliminary project stage is completed, and (ii) it is probable that the software will be completed and placed in service for its intended use. Capitalization ceases when the software is substantially complete and ready for its intended use including the completion of all significant testing. Costs related to preliminary project activities and post implementation operating activities are expensed as incurred. The Company capitalizes certain costs related to specific upgrades and enhancements when it is probable that expenditures will result in additional functionality of the software.

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
•
Noncompete agreements — 3 to 4 years

•
Trademarks and trade names — 2 to 10 years
•
Licensed technology — shorter of the term of the agreement, or the estimated useful life — 3 to 5 years

Intangible asset amortization expense is recorded in depreciation and amortization on the consolidated statements of operations and comprehensive loss.

Impairment of Goodwill and Long-Lived Assets

Goodwill is not amortized but instead is tested at least annually for impairment, or more frequently when events or changes in circumstances indicate that goodwill might be impaired. The Company’s annual impairment test is performed as of May 31 each year. In assessing goodwill impairment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that the fair value of a reporting unit is less than its carrying amount. The Company’s qualitative assessment of the recoverability of goodwill considers various macro-economic, industry-specific and company-specific factors. These factors include: (i) severe adverse industry or economic trends; (ii) significant company-specific actions, including exiting an activity in conjunction with restructuring of operations; (iii) current, historical or projected deterioration of the Company’s financial performance; or (iv) a sustained decrease in the Company’s market capitalization below its net book value. If, after assessing the totality of events or circumstances, the Company determines it is unlikely that the fair value of such reporting unit is less than its carrying amount, then a quantitative analysis is unnecessary. However, if the Company concludes otherwise, or if it elects to bypass the qualitative analysis, then it is required to perform a quantitative analysis that compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered impaired; otherwise, a goodwill impairment loss is recognized for the lesser of: (a) the amount that the carrying amount of a reporting unit exceeds its fair value; or (b) the amount of the goodwill allocated to that reporting unit.

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

During the year ended December 31, 2024, we experienced several adverse financial trends and the divestiture of our media advertising division. As a result, we determined that indicators of impairment were present and performed quantitative goodwill impairment assessments as of June 30, 2024, September 30, 2024, and December 31, 2024.

For the June 30, 2024 impairment analysis, we used the enterprise approach, which estimates fair value based on the overall value of the business, including debt. For the September 30, 2024 and December 31, 2024 impairment analyses, we used the market approach, which estimates fair value based on our market capitalization and an estimate of a reasonable range of values for a control premium.

We determined that goodwill was not impaired, as the estimated fair value of our reporting units exceeded their carrying values. Additionally, as of June 30, September 30, and December 31, 2024, we performed a quantitative analysis of the recoverability of each of our asset groups. The result of the analyses was that the assets were not impaired, as the expected cash flows exceeded the carrying value for each asset group.

As of December 31, 2024 and 2023, goodwill allocated to continuing operations was $53,110 and $53,529, respectively, while goodwill allocated to discontinued operations was $26,718 as of December 31, 2023.

No impairment of goodwill or long-lived assets was recorded for the years ended December 31, 2024 and 2023.

Revenue Recognition

The Company recognizes revenue under its contracts with customers in accordance with ASU 2014-09, Revenue from Contracts with Customers (“Topic 606”). The Company derives its revenues primarily from two sources: (1) Software Products & Services consists of revenues generated from Commercial Enterprise and Public Sector customers using our aiWARE platform and hiring solutions, any related support and maintenance services, and any related professional services associated with the deployment and/or implementation of such solutions, and (2) Managed Services, which are principally composed of content licensing revenues made up primarily of fees from customers for licenses to third-party content owners’ digital assets, representation fees and to a lesser extent, advertising revenues.

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

Software Products & Services Revenues

aiWARE Revenues

The Company has agreements with its customers under which it provides customers with access to and use of the Company’s aiWARE and digital content management platforms. Under most agreements, the Company provides access to the platform, specified applications and associated data ingestion, hosting and/or processing services, and standard user support. Fees for these services typically take the form of a fixed monthly subscription fee, with certain contracts specifying usage-based fees for data processing services in excess of the data processing services included as part of such subscription services. Fees for excess usage-based data processing services are accounted for as variable consideration. In certain cases, the fixed monthly subscription fee may adjust during each monthly period of the contract based on changes in the monthly volume of services, at the rates established in the contract. These contracts typically have terms ranging from one to three years, with renewal options, and do not contain refund-type provisions. All significant services provided as part of these subscription arrangements are highly interdependent and constitute a single performance obligation comprised of a series of distinct services transferred to the customer in a similar manner throughout the contract term (collectively, the “subscription services”). The fixed subscription fees are recognized as revenue over the contract term using the output method of passage of time, as this best depicts the pattern of control transfer. If a portion of the term of a contract is cancellable, the Company determines the transaction price for, and recognizes revenue ratably over, the non-cancellable portion of the term of the contract. The Company receives fees from advertisers or resellers as consideration for combined software and services performed by the Company. The amount expected to be received from the advertiser or through the reseller represents the Company's fees which are recognized when the Company's services are transferred to the customer. The Company concluded that it is the principal in delivering these products to customers and as a result reports revenue on a gross basis. In certain SaaS arrangements with broadcasters, the fees for subscription services are paid by broadcasters with advertising inventory that is provided to and monetized by the Company. The Company recognizes revenue for these arrangements based on the estimated fair value of the advertising inventory.

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

Variable consideration for usage-based data processing, storage, Veritone Data Refinery ("VDR") and transfer related services is recognized in the month in which it is earned, as the payment terms relate to a specific outcome (amount of data or content processed, stored or transferred) of delivering the distinct time or content increment (the month) of services, and represents the fees to which the Company expects to be entitled for providing the services, and allocating the variable fees in this way is consistent with the allocation objective of Topic 606.

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

The Company typically invoices its aiWARE SaaS customers for subscription services monthly, for on-premises software at the time the software is made available for download by the customer, for VDR at the time the content is accepted and for professional services either monthly or in accordance with an agreed upon invoicing schedule. Invoices are typically due and payable within 30 days following the date of invoice. Amounts that have been invoiced are recorded in revenue or in deferred revenue, depending on whether transfer of control to customers of the promised services has occurred.

Veritone Hire Solutions Revenues

Revenue is generated through various types of talent acquisition software solutions that principally consist of subscription-based talent acquisition products, subscription revenue for recruitment software-as-a-service (“SaaS”) solutions and access to the Company’s online talent networks, programmatic talent acquisition products, and other recruitment services. We previously referred to these solutions as “hiring solutions” and now refer to these solutions and services as “Veritone Hire.” Subscription contracts do not provide customers with the right to take possession of the software supporting the applications and, as a result, are accounted for as service contracts.

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

Implementation and Customization Revenue

Broadbean implementation and customization revenue include, amongst other items, account setup, customization of job boards that customer uses, training, additional languages, testing, user acceptance testing, project management, and customized reports.

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

Programmatic Hiring Solutions

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

Managed Services Revenues

Influencer Representation

The Company earns commissions on its clients’ successful engagements. As part of the client representation business, the Company represents, supports and advocates for its clients in the sourcing, negotiating, and execution of income generating engagements. The Company’s clients consist primarily of influencers in the social media market. In addition, the Company earns revenue through live event campaigns and content creation services, where an event sponsor will engage the Company to promote their respective brand through influencers and social media around a live event such as a popular concert or music festival.

The Company’s promise, as well as its performance obligation, under the Company’s representation arrangements is to achieve a successful engagement for its clients, which is fulfilled when its clients perform in accordance with the terms of their respective engagements. Accordingly, the Company recognizes commission revenue when a client achieves a successful engagement, as this is when a client also obtains control of the representation service. The Company will recognize live event campaign and content creation revenue when its performance obligations are complete, which include completion of the underlying live event campaign, and campaign delivery and acceptance by the campaign sponsor.

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

The Company licenses digital assets under (i) individual license agreements, pursuant to which the customer licenses a particular digital asset (or set of digital assets) for a specified license fee, and (ii) bulk license agreements, pursuant to which the customer pays a fixed fee to have access to view and search third-party owners’ content and to license a specified number of minutes of that content in each year over the term of the contracts, which typically range from one to three years, with certain contracts specifying usage-based license fees for additional digital assets that may be licensed by the customer. Additionally, the Company provides additional services as rights and clearances, and footage assurance to obtain the necessary permissions for a property or talent likeness to be used in advertising.

Under individual license agreements, the Company has a single performance obligation, which is to make the licensed digital assets available to the customer, generally by download. The Company recognizes the license fees charged for the digital assets as revenue when the licensed digital assets are made available to the customer.

Under bulk license agreements, the Company’s obligations include hosting the content libraries for access and searching by the customer, updating the libraries with new content provided by the content owner, and making assets selected by the customer available for download, throughout the term of the contract. All of these services are highly interdependent and constitute a single performance obligation comprised of a series of distinct services transferred to the customer in a similar manner throughout the contract term. The predominant item in the single performance obligation is a license providing a right to access the content and/or content library throughout the license period. For these arrangements, the Company recognizes the total fixed fees under the contract as revenue ratably over the term of the contract as the performance obligation is satisfied, as this best depicts the pattern of control transfer. If the customer selects digital assets in excess of the amount included in the fixed fees under the contract, the Company constrains the variable consideration until the usage occurs and recognizes such usage-based license fees as the digital assets are made available to the customer, consistent with the usage-based royalty accounting of Topic 606.

Under rights and clearances services, the Company has a single performance obligation, which is to perform a series of interrelated promises to obtain the rights and clearance for the customer to use the likeness of a specified talent or specific intellectual property of a specific company.The Company recognizes rights and clearance revenue at the point in time the content is delivered to the customer.

Gross Versus Net Revenue Recognition

The Company reports revenue on a gross or net basis based on management’s assessment of whether the Company acts as a principal or agent in the transaction. To the extent the Company acts as the principal, revenue is reported on a gross basis, net of any sales tax from customers, when applicable. The determination of whether the Company acts as a principal or an agent in a transaction is based on an evaluation of whether the Company controls the good or service prior to transfer to the customer. The Company has determined that it acts as the principal in providing all of its services with the exception of certain content licensing services, representation services, and programmatic advertising services, where the Company recognizes its fees on a net basis.

Remaining Performance Obligations

As of December 31, 2024, the aggregate amount of the transaction prices under the Company’s contracts allocated to the Company’s remaining performance obligations was $27,723, approximately 64% of which the Company expects to recognize as revenue over the next twelve months, and the remainder thereafter to be recognized primarily over the next 4 years. This aggregate amount excludes amounts allocated to remaining performance obligations under contracts that have an original duration of one year or less and variable consideration that is allocated to remaining performance obligations. Excluded based on this policy are balances related to Veritone Hire solutions representing gross purchase orders to be satisfied in less than one year. Revenues will be recognized net of costs to fulfill these orders.

Cost of Revenue (Exclusive of Depreciation and Amortization)

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

Cost of revenue related to the Company’s Managed Services include royalties paid to content owners on revenue generated from the Company’s licensing of their content, and fees charged by vendors that provide products and services in support of the Company’s live event services, content creation services, and obtaining of talent and property clearances.

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

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred and are primarily included in sales and marketing expenses in the Company’s consolidated statements of operations and comprehensive loss. Advertising and marketing costs include personnel-related costs for sales and marketing resources, online and print advertising, public relations, tradeshows, and sponsorships. For the years ended December 31, 2024 and 2023, the Company recorded expense of $3,789 and $5,296, respectively, for advertising and marketing costs.

Research and Development Costs and Software Development Costs

Research and development costs are expensed as incurred. Computer software development costs and website development costs are expensed as incurred, except for internal use software that qualify for capitalization as described below.

The costs of internal use software that is developed to meet the Company’s needs and will not be marketed externally are subject to capitalization under ASC 350-40. The Company expenses costs incurred in the preliminary project and post-implementation stages of software development and capitalizes costs incurred in the application development stage and costs associated with significant enhancements to existing internal use software applications. These capitalized costs are included in property, equipment and improvements, net on the consolidated balance sheets and are amortized using the straight-line method over an estimated useful life of three years commencing when the software project is ready for its intended use. The Company capitalized $6,765 of software development costs in 2024 and $6,239 of software development costs in 2023.

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

Segment Information

The Company operates as one reportable segment. The Company reports segment information based on the internal reporting used by the chief operating decision maker (“CODM”) for making decisions and assessing performance as the source of the Company’s reportable segment. The Company’s CODM is its Chief Executive Officer. The CODM assesses performance and decides how to allocate resources using consolidated net loss as reported within the Company’s consolidated statements of operations. The CODM also uses loss from operations to assess the performance of the segment to allocate resources, including but not limited to, employees, property, financial and capital, primarily the annual budget and periodic forecasting process. The CODM considers variances to budget or forecast on a monthly, quarterly and annual basis in making these decisions about allocating capital and personnel to the segment. The Company, through its single reportable segment, is managed on a consolidated basis.

Significant segment expenses, which represent the difference between revenue and loss from continuing operations before provision for income taxes, consist of the following:

	Year Ended December 31,
	2024	2023
Revenue	$92,637	$99,986
Less:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	27,254	27,765
Personnel costs	76,567	85,800
Consultants	5,064	6,147
Marketing	3,789	5,359
Accounting fees	4,205	7,513
Legal fees	2,506	3,647
Outside services	1,834	3,283
Software expenses	7,975	8,731
Stock-based compensation expense	7,705	10,297
Depreciation and amortization	28,510	25,192
Severance	2,888	2,487
Other segment items	12,546	13,335
Loss from operations	(88,206)	(99,570)
Gain on extinguishment of debt	-	30,023
Interest expense, net	(12,071)	(2,767)
Other income, net	84	3,278
Income tax benefit	3,861	3,323
Net income from discontinued operations	58,948	7,088
Net loss	$(37,384)	$(58,625)

Other segment items include occupancy, insurance, and other costs.

Significant Customers

No customer accounted for 10% or more of the Company’s revenue for the year ended December 31, 2024. One individual customer accounted for 10% or more of the Company’s revenue for the year ended December 31, 2023. No individual customer accounted for 10% or more of the Company’s accounts receivable as of December 31, 2024 and 2023.

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

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU improves financial reporting by requiring disclosure of significant segment expenses that are regularly provided to the CODM and included with each reported measure of significant profit or loss on an annual and interim basis. This ASU also requires that a public entity disclose the title and position of the CODM and an explanation of how the

CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The amendments do not change how reportable segments are determined. We adopted ASU No. 2023-07 during the year ended December 31, 2024.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires entities to provide additional information in the rate reconciliation and additional disaggregated disclosures about income taxes paid. This guidance requires public entities to disclose in their rate reconciliation table additional categories of information about federal, state, and foreign income taxes and to provide more details about the reconciling items in some categories if the items meet a quantitative threshold. The guidance is effective for annual periods beginning after December 15, 2024. The Company plans to adopt ASU 2023-09 on January 1, 2025. The adoption of this guidance will not have a material effect on the Company's financial position or results of operations.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires disclosure, in the notes to financial statements, of specific information about certain costs and expenses. The ASU is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption allowed. The Company is evaluating the adoption impact of this ASU on the Company’s consolidated financial statements and related disclosures.

In October 2023, FASB issued ASU 2023-06, "Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative." The ASU amends the ASC to incorporate certain disclosure requirements from SEC Release No. 33-10532, "Disclosure Update and Simplification" that was issued in 2018. The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. The Company is evaluating the effect that ASU 2023-06 will have on its consolidated financial statements and related disclosures.

In March 2024, the FASB issued ASU 2024-02, "Codification Improvements—Amendments to Remove References to the Concepts Statements." The ASU contains amendments to the FASB Accounting Standards Codification that remove references to various Concepts Statements. In most instances, the references are extraneous and not required to understand or apply the guidance. In other instances, the references were used in prior Concept Statements to provide guidance in certain topical areas. The amendment in this ASU should be applied using one of the following transition methods: (1) prospectively to all new transactions recognized on or after the date that the entity first applies the amendments; or (2) retrospectively to the beginning of the earliest comparative period presented in which the amendments were first applied. An entity should adjust the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) as of the beginning of the earliest comparative period presented. The ASU is effective for annual periods beginning after December 15, 2024, and interim periods within those annual periods. Early application of the amendment is permitted for any fiscal year or interim period for which financial statements have not yet been issued, or made available for issuance. If an entity adopts the amendment in an interim period, it must adopt the amendment as of the beginning of the fiscal year that includes that interim period. The Company is evaluating the effect that ASU 2024-02 will have on its consolidated financial statements and related disclosures.

Discontinued Operations

During the third quarter of 2024, the Company determined that Veritone One met the criteria to be classified as held for sale and discontinued operations. As a result, the historical financial results of Veritone One are reflected in these consolidated financial statements as discontinued operations and, as such, have been excluded from continuing operations for all periods presented on a retrospective basis, unless otherwise stated. In addition to the financial results of Veritone One, the Company also included in discontinued operations (i) direct deal costs and (ii) allocated interest expense, including prepayment premium and acceleration of amortization of debt discount and issuance cost as a result of the sale of Veritone One. Refer to Note 3 for further details.

NOTE 3. DISCONTINUED OPERATIONS, BUSINESS COMBINATIONS AND DIVESTITURE

Discontinued Operations and the Divestiture of Veritone One

On the Divestiture Closing Date, the Company completed the sale of its wholly-owned subsidiary, Veritone One, LLC (formerly Veritone One, Inc., referred herein collectively as “Veritone One”), to Oxford Buyer, LLC (“Purchaser”), an affiliate of Insignia Capital Group L.P., pursuant to an Equity Purchase Agreement, by and among the Company, Veritone One and the Purchaser (the “Purchase Agreement”). Veritone One operated the Company’s full-service advertising agency business and its disposal represents a strategic shift that will have a major impact on the Company’s operations and financial results, as it enables the Company to focus on its core software and applications and reduce its dependency on advertising related services. As a result, Veritone One met both the held for sale and discontinued operations presentation criteria and comprised operations and cash flows that could be distinguished, operationally and for financial reporting purposes, from the rest of the Company. Since the Company operates as one reporting unit, the Company allocated goodwill to discontinued operations on a relative fair value basis in comparison to the value of the overall company (see Note 7).

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

Veritone One’s results of operations for the period of January 1, 2024 through October 17, 2024, and for the year ended December 31, 2023 and its balances as of December 31, 2023, are disclosed as discontinued operations and excluded from continuing operations within the Company’s consolidated financial statements.

The carrying amounts of the major classes of assets and liabilities of the Company's discontinued operations as of December 31, 2023 were as follows:

December 31, 2023
Assets of discontinued operations
Cash and cash equivalents	$32,830
Accounts receivable, net	38,415
Expenditures billable to clients	19,608
Prepaid expenses and other current assets	6,593
Total current assets	97,446
Property, equipment and improvements, net	577
Goodwill	26,718
Other assets	10,687
Total assets	$135,428
Liabilities of discontinued operations
Accounts payable	$16,272
Accrued media payments	94,584
Client advances	15,240
Other accrued liabilities	797
Total current liabilities	126,893
Total liabilities	126,893
Net assets	$8,535

Intercompany Balances

Due to the nature of transactions between Veritone One and our representation services, certain intercompany transactions that are planned to continue and were not settled at the closing date were reinstated in the corresponding financial periods, including certain accounts receivable from continuing operations and accrued media from discontinued operations, which were collectively $3,239 at December 31, 2023.

The operating results of the Company's discontinued operations for the period of January 1, 2024 through October 17, 2024, and for the year ended December 31, 2023 are as follows:

	January 1, 2024 to October 17, 2024	For the Year Ended December 31, 2023
Revenue	$24,408	$27,574
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	742	491
Sales and marketing	5,037	7,421
Research and development	61	—
General and administrative	8,876	11,519
Depreciation and amortization	260	909
Total operating expenses	14,976	20,340
Income from operations	9,432	7,234
Gain on sale	66,533	—
Interest expense (income), net	(16,941)	129
Income from discontinued operations before provision for income taxes	59,024	7,363
Provision for income taxes	76	275
Net income from discontinued operations	$58,948	$7,088

Depreciation and amortization allocated to discontinued operations during the years ended December 31, 2024 and 2023 was $260 and $909, respectively. Interest expense (income), net allocated to discontinued operations during the years ended December 31, 2024 and 2023 was $16,941, inclusive of $9,161 related to the write-off of debt discount and issuance costs on the term loan and a $3,051 prepayment penalty on the term loan, and ($129), respectively. Stock based compensation expense from discontinued operations was $422 and $529 for the years ended December 31, 2024 and 2023, respectively.

The Divestiture was structured as a simultaneous “sign and close” transaction and closed on the Divestiture Closing Date. On the Divestiture Closing Date, the Company received cash proceeds of $59,053, which reflected the aggregate purchase price of $104,000 (the “Veritone One Sale Price”), less $18,000 subject to an earnout described below, $20,297 of purchase price adjustments, and $6,650 placed in escrow accounts described below. The Company may receive the earnout of up to $18,000 in cash proceeds based on the achievement of certain net revenue targets by Veritone One between January 1, 2025 and December 31, 2025 (as further described in the Purchase Agreement, the "Earnout"). Of the amounts placed in escrow, $1,500 was placed in an escrow account for potential purchase price adjustments and an aggregate of $5,150 was placed in escrow accounts for the potential satisfaction of post-closing indemnification claims (the “Indemnity Escrow”), in each case subject to the terms and limitations set forth in the Purchase Agreement. As a result of the Divestiture, the Company recorded a one-time gain of $66,533 during the year ended December 31, 2024, which represented the purchase consideration provided, the net assets and liabilities of the divestiture retired at the purchase date, less the $3,006 in divestiture-related expenses, and is included in net income from discontinued operations in the consolidated statements of operations and comprehensive loss. At the October 17, 2024, Closing Date, the Company's estimate of the fair value of the Earnout was $6,310. At December 31, 2024, the Company’s estimate of the fair value of the Earnout of $7,667 and Indemnity Escrow of $5,150 million was reported on the corresponding balance sheet in other prepaid expenses and other assets, current and other assets, long term in the amounts of $3,650 and $9,167, respectively.

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

The carrying amounts of the net assets of the Company's discontinued operations as of October 17, 2024 was $974. The gain on the sale of Veritone One was calculated as follows:

Cash consideration at closing	$59,053
Fair value of earnout receivable	6,310
Estimated proceeds from escrow	5,150
Less: transaction costs which were paid with cash consideration received at closing	(3,006)
Adjusted consideration	67,507
Less: net carrying value of discontinued operations	(974)
Gain on sale	$66,533

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

Unaudited Pro Forma Results

The unaudited pro forma financial information in the table below summarizes the combined results of operations for the Company and Broadbean as if the companies were combined for the year ended December 31, 2023. The unaudited pro forma financial information for the period presented includes the business combination accounting effects resulting from this acquisition, including adjustments to reflect recognition of intangible asset amortization. The unaudited pro forma financial information as presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of January 1, 2023 or the results that may occur in the future.

The Company recognized $19,100 in revenue and $1,900 of net income related to Broadbean since the acquisition date of June 13, 2023 through December 31, 2023 in the consolidated statement of operations and comprehensive loss.

The unaudited pro forma financial information was as follows:

Year Ended December 31,
2023
Net revenue	$114,799
Loss from continuing operations before provision for income taxes	(70,465)
Net loss from continuing operations	(68,467)

Energy Group Sale

On June 30, 2023, the Company completed the sale of its energy group (the “Energy Sale”) to GridBeyond Limited, an Ireland-based privately held company (“GridBeyond”) that delivers AI-powered energy solutions, pursuant to an asset purchase agreement. The Company received 4,160,644 shares of Series B Preference Shares in GridBeyond valued at approximately $2,021 as well as $549 to be paid in cash. The Energy Sale resulted in a pre-tax gain of $2,572 for the year ended December 31, 2023. The energy group did not meet the criteria of discontinued operations because the disposal does not have a major effect on the Company’s operations and financial results. In April 2024, the Company sold its interest in GridBeyond for $1,800 in cash, resulting in a loss on sale of $172 and a foreign exchange loss of $49, recorded in other income (expense), net.

NOTE 4. DEBT

Senior Secured Term Loan

On December 13, 2023 (the “Term Loan Closing Date”), the Company and certain of its subsidiaries, as guarantors, entered into a Credit and Guaranty Agreement (the “Credit Agreement”) with certain funds managed by Highbridge Capital Management, LLC and with certain other lenders (collectively, the “Lenders”) and Wilmington Savings Fund Society, FSB, as administrative agent and collateral agent. The Credit Agreement provides for a $77,500 senior secured term loan (the “Term Loan”), which was fully drawn by the Company on the Term Loan Closing Date. On the Term Loan Closing Date, the Company used $37,500 of the Term Loan proceeds to repurchase $50,000 principal amount of its Convertible Notes (as defined below). As a result of the collective transactions at the Term Loan Closing Date, the Company recorded the Term Loan at fair value and recognized a one-time gain of $30,000 on the extinguishment of convertible debt. The initial discount on the Term Loan of $23,807 along with the capitalized issuance costs of $3,120 each will be amortized to interest expense over the term of the loan using the effective interest method. Unamortized debt discount and issuance costs related to the Term Loan were $12,110 for the year ended December 31, 2024.

In October 2024, and in conjunction with the Divestiture, the Company, as required by the terms of the Credit Agreement, used net proceeds from the sale to pay down $30,512 in principal and $3,051 in prepayment premiums and $252 in accrued interest on the Term Loan, as of December 31, 2024, after giving effect to the Term Loan Repayment, $41,176 aggregate principal amount remained outstanding under the Term Loan. During the year ended December 31, 2024, $17,234 was recognized in interest expense which is presented in net income from discontinued operations. This amount included $1,762 in amortization of initial discounts and issuance costs, write off of $9,161 of the unamortized debt discount and issuance costs at the time of the partial repayment of the Term Loan in October 2024, and the prepayment penalty of $3,051, and is included in net income from discontinued operations.

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

On March 13, 2025, the Company entered into a Limited Consent (the “Limited Consent”) to the Credit Agreement, with the lenders and administrative agent party thereto. Pursuant to the Limited Consent, the lenders consented to the delivery by the Company of the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2024 and a report of the Company’s independent certified public accountants relating thereto that do not meet certain requirements of the Credit Agreement requiring, among other things, delivery of audited consolidated financial statements and a report thereon of the Company’s independent certified public accountants that are unqualified as to going concern. As consideration for the Limited Consent, the Company paid an aggregate of $1.0 million in cash to the lenders party to the Limited Consent. Except as set forth in the Limited Consent, the terms of the Credit Agreement remain unchanged. With this amendment, the Company believes it is in compliance in all material respects with the covenants in the Term Loan.

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

The Term Loan is not repayable with the Company’s common stock, $0.001 per share (the “Common Stock”) as was initially set forth in the Commitment Letter dated November 7, 2023, by and among the Company, certain funds managed by Highbridge Capital Management, LLC and certain other lenders.

On the Term Loan Closing Date, the Company issued warrants (the “Warrants”) to the Lenders (in such capacity, the “Warrant Holders”) to purchase up to 3,008,540 shares of the Company’s Common Stock at an exercise price of $2.576 per share with a termination date of December 12, 2028. Refer to Note 6 for further details about the Warrants.

For the year ended December 31, 2024, interest expense related to the Term Loan, including amortization of initial discounts and issuance costs, was $10,528. The effective annual interest rate was approximately 34.2%.

Interest expense was allocated to discontinued operations using the proportion of the principal repayment required to be made as a result of the Divestiture over the total Term Loan principal outstanding at the Divestiture Closing Date. Interest on debt that is required to be repaid as a result of a disposal is allocated to discontinued operations, as is the case under the Credit Agreement. As a result, the Company allocated interest expense and amortization of discounts and issuance costs relating to repayment of the Term Loan, as required by the Divestiture, to discontinued operations. For the year ended December 31, 2024, the Company allocated $17,234 of interest expense, including amortization of initial discounts and issuance costs and the prepayment penalty, to discontinued operations as a result of the Divestiture.

The scheduled future principal payments on the Term Loan as of December 31, 2024 were as follows:

2025	$7,750
2026	7,750
2027	25,676
Total	$41,176

Convertible Senior Notes

In November 2021, the Company issued, at par value, $201,250 aggregate principal amount of 1.75% convertible senior notes due 2026 (the “Convertible Notes”). The issuance included the full exercise of an option granted by the Company to the initial purchasers of the Convertible Notes to purchase an additional $26,250 aggregate principal amount of Convertible Notes. The Convertible Notes were issued pursuant to and are subject to the terms and conditions of an indenture, which is referred to as the Indenture, between the Company and U.S. Bank National Association, as trustee. The Convertible Notes were offered and sold in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. In December 2022, the Company repurchased $60,000 aggregate principal amount of the Convertible Notes at approximately 65% of par (the “2022 Repurchase Transaction”). In December 2023, the Company repurchased $50,000 aggregate principal amount of the Convertible Notes at approximately 75% of par (the “2023 Repurchase Transaction”). The Company has $91,250 in aggregate principal amount of the Convertible Notes outstanding and unamortized debt issuance costs of $1,115 as of December 31, 2024.

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

For the years ended December 31, 2024 and 2023, interest expense related to the Convertible Notes, including amortization of the issuance costs was $2,171 and $3,282, respectively. The effective annual interest rate for the years ended December 31, 2024 and 2023 was approximately 2.42%. As of December 31, 2024, the if-converted value of the Convertible Notes did not exceed the outstanding principal amount. As of December 31, 2024, the total estimated fair value of the Convertible Notes was $39,373, which was determined based on a market approach using actual bids and offers of the Convertible Notes in an over-the-counter market during the period. The Company considers these assumptions to be Level 2 inputs in accordance with the fair value hierarchy described in Note 2.

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

NOTE 5. NET LOSS PER SHARE

The following table presents the computation of basic and diluted net loss per share:

	Year Ended December 31,
	2024	2023
Numerator
Net loss from continuing operations	$(96,332)	$(65,713)
Net income from discontinued operations	58,948	7,088
Net loss	$(37,384)	$(58,625)
Denominator
Weighted-average common shares outstanding	38,034,546	36,909,919
Less: Weighted-average shares subject to repurchase	—	—
Denominator for basic and diluted net (loss) income per share	38,034,546	36,909,919

Basic and diluted net loss per share from continuing operations	$(2.53)	$(1.78)
Basic and diluted net income per share from discontinued operations	1.55	0.19
Basic and diluted net loss per share	$(0.98)	$(1.59)

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

	Year Ended December 31,
	2024	2023
Common stock options, restricted stock units and performance stock units	10,563,175	10,977,698
Warrants to purchase common stock	2,778,777	638,426
Common stock issuable in connection with convertible senior notes	2,482,621	2,482,621
	15,824,573	14,098,745

NOTE 6. FINANCIAL INSTRUMENTS

Cash and Cash Equivalents

The Company’s money market funds are categorized as Level 1 within the fair value hierarchy. As of December 31, 2024, the Company’s cash and cash equivalents were as follows:

		Gross		Cash and
		Unrealized	Fair	Cash
	Cost	Losses	Value	Equivalents
Cash from continuing operations	$16,911	$—	$16,911	$16,911
Cash from discontinued operations	—	—	—	—
Total	$16,911	$—	$16,911	$16,911

As of December 31, 2023, the Company’s cash and cash equivalents balances were as follows:

		Gross		Cash and
		Unrealized	Fair	Cash
	Cost	Losses	Value	Equivalents
Cash from continuing operations	$46,609	$—	$46,609	$46,609
Cash from discontinued operations	32,830	—	32,830	32,830
Total	$79,439	$—	$79,439	$79,439

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

As of December 31, 2024 and 2023, the Company’s accrued purchase compensation liabilities current and non-current balances were as follows:

	As of
	December 31, 2024	December 31, 2023
Level 1:
Accrued purchase compensation, current	$1,200	$1,000
Accrued purchase compensation, non-current	900	633
Total	$2,100	$1,633

Veritone One Earnout Receivable

The following table sets forth the significant assumptions utilized to determine the fair value of the earnout receivable related to the sale of Veritone One as of October 17, 2024 and December 31, 2024:

	December 31, 2024	October 17, 2024
Internal rate of return	23.0%	23.2%
Risk-free rate	4.9%	4.2%
Revenue volatility	10.0%	15.0%

The following table presents a summary of the changes in the fair value of the earnout receivable, which is included in Other assets within the Company's consolidated balance sheet as of December 31, 2024:

Earnout
Initial recognition as of October 17, 2024	$6,310
Change in fair value included in Other income (expense), net	1,357
Fair value as of December 31, 2024	$7,667

Stock Warrants

On the Closing Date of the Term Loan, the Company issued warrants to the Lenders to purchase up to 3,008,540 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at an exercise price of $2.576 per share. During the year ended December 31, 2024, 499,857 of these warrants were net settled in exchange for 298,110 shares of Common Stock. No warrants were net settled during the year ended December 31, 2023. As of December 31, 2024, the Warrant Holders held warrants to purchase 2,508,683 shares of Common Stock.

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

Investments

The Company holds a strategic investment in a technology company that was determined to not have a readily determinable fair value. This investment is carried at a cost of $2,750 on the Company’s consolidated balance sheet within other assets as of December 31, 2024 and December 31, 2023 and is categorized as Level 3 within the fair value hierarchy.

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

Because these investments do not have readily determinable fair values, the Company has elected to measure these investment under ASC 321, Investments – Equity Securities, at cost minus impairments, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments. No impairment was recorded for the years ended December 31, 2024 and 2023. The Company re-measures its investments if there is an observable transaction in a class of security similar to the Company’s investments and there were no such re-measurements for the year ended December 31, 2024.

NOTE 7. GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

As of December 31, 2024 and December 31, 2023, goodwill allocated to continuing operations was $53,110 and $53,529, respectively.

Goodwill
Balance at December 31, 2023	$53,529
Foreign currency translation	(419)
Balance at December 31, 2024	$53,110

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

Intangible Assets

The following table sets forth the Company’s finite-lived intangible assets resulting from business acquisitions and other purchases, which continue to be amortized:

		December 31, 2024			December 31, 2023
	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	1.1	44,100	(33,561)	10,539	44,100	(24,601)	19,499
Customer and supplier relationships	3.3	99,000	(50,866)	48,134	99,000	(36,323)	62,677
Trademarks and trade names	2.3	2,300	(1,473)	827	2,300	(1,053)	1,247
Total	2.8	$145,400	$(85,900)	$59,500	$145,400	$(61,977)	$83,423

The following table presents future amortization of the Company’s finite-lived intangible assets as of December 31, 2024:

2025	$21,427
2026	16,569
2027	13,541
2028	7,870
Thereafter	93
Total	$59,500

The Company recorded amortization expense related to the intangibles of $24,011 and $23,035 for the years ended December 31, 2024 and 2023, respectively.

Impairment Assessment

During the year ended December 31, 2024, we experienced several adverse financial trends and the divestiture of our media advertising division. As a result, we determined that indicators of impairment were present and performed quantitative goodwill impairment assessments as of June 30, 2024, September 30, 2024, and December 31, 2024.

For the June 30, 2024 impairment analysis, we used the enterprise approach, which estimates fair value based on the overall value of the business, including debt. For the September 30, 2024 and December 31, 2024 impairment analyses, we used the market approach, which estimates fair value based on our market capitalization and an estimate of a reasonable range of values for a control premium.

We determined that goodwill was not impaired, as the estimated fair value of our reporting units exceeded their carrying values. Additionally, as of June 30, September 30, and December 31, 2024, we performed a quantitative analysis of the recoverability of each of our asset groups. The result of the analyses was that the assets were not impaired, as the expected cash flows exceeded the carrying value for each asset group.

NOTE 8. CONSOLIDATED FINANCIAL STATEMENTS DETAILS

Consolidated Balance Sheets Details

Cash and cash equivalents

As of December 31, 2024 and December 31, 2023, the Company had cash and cash equivalents of $16,911 and $46,609, respectively.

Accounts Receivable, Net and Allowance for Credit Losses

Accounts receivable consisted of the following:

	As of
	December 31, 2024	December 31, 2023
Accounts receivable — Managed Services(1)	$5,100	$5,230
Accounts receivable — Software Products & Services	27,810	29,845
	32,910	35,075
Less: allowance for expected credit losses	(913)	(1,180)
Accounts receivable, net	$31,997	$33,895

(1)
Accounts receivable – Managed Services reflects the amounts due from the Company’s licensing and representation customers.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	As of
	December 31, 2024	December 31, 2023
Prepaid expenses	$5,234	$5,513
Indemnification escrow holdback	$3,650	$—
Other receivables	854	1,664
Other current assets	760	687
Prepaid expenses and other current assets	$10,498	$7,864

Property, Equipment and Improvements, Net

Property, equipment and improvements, net consisted of the following:

	As of
	December 31, 2024	December 31, 2023
Property and equipment	$7,708	$6,685
Internal use software development costs placed in service	11,355	7,449
Leasehold improvements	1,620	1,639
	20,683	15,773
Less: accumulated depreciation	(10,631)	(7,694)
Property, equipment and improvements, net	$10,052	$8,079

Depreciation expense was $4,499 and $2,157 for the years ended December 31, 2024 and 2023, respectively. Of the $7,708 and $6,685 in property and equipment as of December 31, 2024 and 2023, respectively, $2,745 and $1,691, respectively, consisted of work in progress not yet placed in service for internal use software development costs. Depreciation of internal use software development costs was $3,669 and $1,878 for the years ended December 31, 2024 and 2023, respectively.

The Company’s property, equipment and improvements, net by geographic area are as follows:

	As of
	December 31, 2024	December 31, 2023
United States	$6,973	$6,404
United Kingdom	2,846	1,458
Others	233	217
Total property, equipment and improvements, net	$10,052	$8,079

Other Assets

Other assets consisted of the following:

	As of
	December 31, 2024	December 31, 2023
Fair value of earnout receivable	$7,667	$—
Investments	2,990	4,791
Deferred tax assets	1,773	1,706
Right-of-use asset	840	1,669
Other	2,315	998
Other non-current assets	$15,585	$9,164

Accrued Expenses and Other Accrued Liabilities

Accrued expenses and other accrued liabilities consisted of the following:

	As of
	December 31, 2024	December 31, 2023
Accrued compensation	$4,504	$4,106
Taxes payable	5,645	5,600
Current portion of operating lease liabilities	698	2,348
Royalties payable	3,199	3,215
Accrued trade payables	14,882	13,461
Accrued expenses and other accrued liabilities	$28,928	$28,730

Other Non-Current Liabilities

Other non-current liabilities consisted of the following:

	As of
	December 31, 2024	December 31, 2023
Deferred tax liability	$6,387	$11,217
Income taxes payable	2,241	1,294
Other	2,672	1,114
Other non-current liabilities	$11,300	$13,625

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

Year Ended December 31,
2024
Deferred revenue beginning balance	$12,813
Less: revenue recognized	13,107
Additions to deferred revenue	12,350
Ending balance of deferred revenue	$12,056

Consolidated Statements of Operations and Comprehensive Loss Details

Revenue

Revenue for the periods presented were comprised of the following:

	Year Ended December 31,
	2024	2023
Commercial Enterprise	$87,002	$93,995
Public Sector	5,635	5,991
Total revenue	$92,637	$99,986

The Company serves two customer groups: (1) Commercial Enterprise, which today consists of customers in the commercial sector, including media and entertainment customers, representation customers and Veritone Hire solutions customers (inclusive of Broadbean customers); and (2) Public Sector, which consists of customers in public sector, including state, local and federal government, legal, and compliance customers.

Software Products & Services consists of revenue generated from the Company’s aiWARE platform and Veritone Hire solutions’ talent acquisition solutions (inclusive of Broadbean), any related support and maintenance services, and any related professional services associated with the deployment and / or implementation of such solutions.

Managed Services consists of revenues generated from content licensing customers, representation services and to a lesser extent from advertising customers and related services.

The table below illustrates the presentation of our revenues based on the above definitions:

	Year Ended December 31,
	2024			2023
	Commercial	Public		Commercial	Public
	Enterprise	Sector	Total	Enterprise	Sector	Total
Total Software Products & Services	$55,433	$5,635	$61,068	$62,410	$5,991	$68,401

Managed Services:
Representation Services	12,550	—	12,550	11,247	—	11,247
Licensing	19,019	—	19,019	20,338	—	20,338
Total Managed Services	31,569	—	31,569	31,585	—	31,585

Total Revenue	$87,002	$5,635	$92,637	$93,995	$5,991	$99,986

In 2024, 32% of our consolidated revenue was from customers outside of the U.S. and predominately in Europe, as compared to 13% in 2023. With the June 2023 acquisition of Broadbean, we expanded our customer base throughout Europe and Asia Pacific.

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

Lease Costs

As of December 31, 2024 and 2023, on its consolidated balance sheets the Company had right-of-use assets of $840 and $1,669 recorded within other assets, the current portion of operating lease liabilities of $698 and $2,348 recorded within other accrued liabilities, and the non-current portion of operating lease liabilities of $150 and $308 recorded within other non-current liabilities, respectively.

The Company made cash payments for its operating leases of $2,917 and $2,694 for the years ended December 31, 2024 and 2023, respectively, all of which were included in cash flows from operating activities within the consolidated statements of cash flows. The Company’s operating leases have a weighted average remaining lease term of 1.2 years and weighted average discount rate of 8.8%.

The total rent expense for all operating leases was $2,449 and $2,277 for the years ended December 31, 2024 and 2023, respectively, with short-term leases making up an immaterial portion of such expenses. For its sublease, the Company recorded sublease income of $1,108 for each of the years ended December 31, 2024 and 2023, respectively.

Lease Commitments

Future undiscounted lease payments for the Company’s operating lease liabilities, a reconciliation of these payments to its operating lease liabilities, and related sublease income at December 31, 2024 are as follows:

Years ended December 31,
2025	$753
2026	206
Total future minimum lease payments, including short-term leases	959
Less: future minimum lease payments for short-term leases	(2)
Less: imputed interest	(109)
Present value of future minimum lease payments, excluding short-term leases	$848
Less: current portion of operating lease liabilities	(698)
Non-current portion of operating lease liabilities	150

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

On August 11, 2022, the Company acquired certain assets of Vision Semantics Limited (“VSL”), a U.K.-based company focused on AI-powered video analytics and surveillance software solutions. In connection with its acquisition of VSL in

August 2022, the Company committed to make a purchase consideration payment of $300 on the 18-month anniversary of the closing date of the acquisition, which the Company paid during 2024.

Payment of deferred consideration for the years ended December 31, 2024 and 2023 are reflected on the Company’s statements of cash flows.

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

In December 2024, the Company received $2,500 in unclaimed funds associated with the purchase of Pandologic from its escrow agent. Based on the jurisdiction of the potential future claims and underlying statute of limitations, the Company recorded the $2,500 as part of other non-current liabilities within its consolidated balance sheet as of December 31, 2024 and will continue to evaluate the merit of such claims.

NOTE 10. STOCKHOLDERS’ EQUITY

Common Stock Issuances

During the years ended December 31, 2024 and 2023, the Company issued an aggregate of 1,317,473 shares and 953,306 shares of its common stock, respectively, in connection with the exercise of stock options, issuance of stock awards and vesting of restricted stock units under its stock incentive plans and purchases under its Employee Stock Purchase Plan (the “ESPP”).

During the year ended December 31, 2024, 499,857 of stock warrants were net settled in exchange for 298,110 shares of Common Stock (see Note 6). No warrants were net settled during the year ended December 31, 2023.

During the year ended December 31, 2023, the Company issued a total of 135,800 shares of its common stock, in connection with the contingent consideration arrangement related to the acquisition of PandoLogic.

At the Market Program

On November 19, 2024, the Company entered into a sales agreement (the "Sales Agreement") with Needham & Company, LLC and H.C. Wainwright & Co., LLC (the “Sales Agents”), to establish an “at-the-market” equity offering program (the "ATM Program"), allowing the Company to offer and sell shares of its common stock having an aggregate offering price of up to $35.0 million from time to time through the Sales Agents. Sales, if any, under the Sales Agreement are conducted as “at-the-market” equity offerings as defined in Rule 415(a)(4) under the Securities Act, including sales made directly on The Nasdaq Global Market or other trading markets for our common stock. The issuance and sale of shares have been and may continue to be made pursuant to the Company’s registration statement on Form S-3 (File No. 333-280148), which became effective on June 21, 2024, and the related prospectus supplement filed with the SEC on November 19, 2024. As of December 31, 2024, the Company has received $4,650 in gross proceeds from sales of 1,707,791 shares of its common stock pursuant to the ATM Program.

Pursuant to the terms of the RDO Purchase Agreement, until 75 days following the Agreement Date, the Company has agreed not to issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of Common Stock or any securities convertible or exercisable or exchangeable for, Common Stock, subject to certain exceptions; provided, that, after 60 days following the Agreement Date, the Company may sell and issue shares of Common Stock pursuant to its ATM Program, subject to certain limitations.

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

As of December 31, 2024, there were no shares of common stock available for future grant under the 2018 Plan.

Inducement Grant Plan

In October 2020, the Company’s Board of Directors (the “Board”) adopted the Company’s Inducement Grant Plan (the “Inducement Grant Plan”). Under the Inducement Grant Plan, nonstatutory stock options, stock appreciation rights, stock awards, restricted stock units and dividend equivalent rights may be granted as an inducement material for eligible persons to enter into employment with the Company in accordance with NASDAQ Marketplace Rule 5635(c)(4) and the related guidance under NASDAQ IM 5635-1, and any amendments or supplements thereto. The Company has initially reserved 750,000 shares of common stock for issuance under the Inducement Grant Plan. As of December 31, 2024, an aggregate of 531,360 shares of common stock were available for future grant under the Inducement Grant Plan.

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

As of December 31, 2024, an aggregate of 1,853,043 shares of our common stock were available for future grant under the 2023 Plan.

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

In addition, in April 2024, the Company granted Performance Stock Units under the 2023 Plan to the Chief Executive Officer and the Chief Financial Officer. All such Performance Stock Units become eligible to vest upon the achievement of certain revenue and non-GAAP net income targets for 2024. The Company failed to achieve either of the financial targets for 2024 and, accordingly, all of the Performance Stock Units granted under the 2023 Plan in 2024 were forfeited.

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

The fair values of time-based stock options granted under the Stock Plans and purchase rights under the ESPP are determined as of the grant date using the Black-Scholes-Merton option-pricing model. There were no options granted during the year ended December 31, 2024. The following assumptions were used to compute the grant date fair values of the stock options granted during the years ended December 31, 2023:

Year Ended December 31,
	2024	2023
Expected term (in years)	-	6.0 - 6.8
Expected volatility	-	91% - 100%
Risk-free interest rate	-	3.6% - 4.1%

The assumptions used in calculating the fair values of purchase rights granted under the ESPP during the years ended December 31, 2024 and 2023 are set forth in the table below:

Year Ended December 31,
	2024	2023
Expected term (in years)	0.5 - 2.0	0.5 - 2.0
Expected volatility	106% - 139%	71% - 101%
Risk-free interest rate	4.6% - 5.2%	0.1% - 5.5%

The stock-based compensation expense by type of award and by operating expense grouping are presented below:

	Year Ended December 31,
	2024	2023
Stock-based compensation expense by type of award:
Restricted stock units	$5,395	$5,653
Performance-based stock units	(352)	667
Stock options	2,091	3,609
Employee stock purchase plan	993	897
Total stock-based compensation expense	$8,127	$10,826

Stock-based compensation expense by operating expense grouping:
Cost of revenue	$—	$52
Sales and marketing	1,047	1,301
Research and development	1,480	4,445
General and administrative	5,600	5,028
Total stock-based compensation expense	8,127	10,826
Less stock-based compensation expense from discontinued operations	422	529
Stock-based compensation expense from continuing operations	$7,705	$10,297

Stock-based compensation capitalized for internal use software was $375 and $413 for the years ended December 31, 2024 and 2023, respectively.

Equity Award Activity Under Stock Plans

Performance Stock Units

On January 4, 2023, the Company entered into a consulting agreement (the “Steel Holdings Consulting Agreement”) with Steel Holdings, LLC, an affiliate of Chad Steelberg, our former Chief Executive Officer and former Chairman of the Board, as further described in Note 13. In connection with the Steel Holdings Consulting Agreement, on January 11, 2023, the Compensation Committee of the Board (the “Compensation Committee”) approved a grant of 118,460 performance stock units (the “Steel Holdings Consulting PSUs”) that vest upon the achievement of certain performance milestones. The Steel Holdings Consulting PSUs will expire 6 months after the Steel Holdings Consulting Agreement terminates. In January 2024, the Company entered into an amended and restated independent contractor services agreement with Steel Holdings, LLC (the “Amended Consulting Agreement”), which supersedes and replaces the Steel Holdings Consulting Agreement. Pursuant to the Amended Consulting Agreement, any outstanding and unvested Steel Holdings Consulting PSUs were forfeited.

On April 8, 2024, the Compensation Committee approved a grant of 248,000 target performance stock units to be granted to the Company’s named executive officers (the “Senior Executive PSUs”). The awards had a vesting start date of January 1, 2024, and were to vest based on the achievement of revenue and non-GAAP net income targets (each equally weighted) for 2024, which achievement shall then be modified (up to a 20% increase or decrease) based on the Company’s relative total stockholder return over a three-year performance period (the “TSR Modifier”), as compared with the S&P Software and Services Select Industry Index. Based on the Company’s performance, the Company’s named executive officers were to earn from 0% to 200% of the target number of shares of the Senior Executive PSUs. The Senior Executive PSUs, to the extent earned, were to vest on the date the Board certifies the TSR Modifier for the three-year performance period ending December 31, 2026 and the number of Senior Executive PSUs that were to vest as of such certification, all of which was to occur within 90 days of the end of the performance period ending December 31, 2025. Compensation costs recognized on the Senior Executive PSUs were to be adjusted, as applicable, for performance above or below the target specified in the award. As of December 31, 2024, the revenue and non-GAAP net income targets were not achieved and the Senior Executive PSU were forfeited.

The Company’s performance stock unit activity for the year ended December 31, 2024 was as follows:

		Weighted
		Average Grant
	Shares	Date Fair Value
Unvested at December 31, 2023	229,633	$5.86
Granted	248,000	$6.97
Forfeited	(229,633)	$5.86
Unvested at December 31, 2024	248,000	$6.97

Restricted Stock Units

The Company’s restricted stock unit activity for the year ended December 31, 2024 was as follows:

		Weighted
		Average Grant
	Shares	Date Fair Value
Unvested at December 31, 2023	1,949,514	$5.40
Granted	1,056,835	$4.88
Forfeited	(365,960)	$6.54
Vested	(982,702)	$5.62
Unvested at December 31, 2024	1,657,687	$4.64

As of December 31, 2024, total unrecognized compensation cost related to restricted stock units was $5,241, which is expected to be recognized over a weighted average period of 1.8 years. The weighted average grant date fair values per share of restricted stock units granted in the years ended December 31, 2024 and 2023 were $4.83 and $3.94, respectively. The fair values of restricted stock units vested during the years ended December 31, 2024 and 2023 totaled $3,071 and $10,593, respectively.

Performance-Based Stock Options

The activity during the year ended December 31, 2024 related to stock options that are subject to performance-based vesting conditions tied to the achievement of stock price goals by the Company was as follows:

		Weighted-Average
			Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Unvested at December 31, 2023	3,671,310	$11.29
Expired	(51,606)	$5.92
Outstanding at December 31, 2024	3,619,704	$11.36	5.4 years	$—
Exercisable at December 31, 2024	3,619,704	$11.36	5.4 years	$—

The aggregate intrinsic value of the options exercised during the years ended December 31, 2024 and 2023 was $0 and $5, respectively. No performance-based stock options were granted during the years ended December 31, 2024 and 2023 and no performance-based stock options vested during the year ended December 31, 2024.

Stock Options

The activity during the year ended December 31, 2024 related to all other stock options was as follows:

		Weighted-Average
			Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at December 31, 2023	5,506,374	$13.81
Exercised	(115,535)	$2.01
Forfeited	(240,642)	$11.46
Expired	(331,670)	$15.38
Outstanding at December 31, 2024	4,818,527	$14.10	3.3 years	$152
Exercisable at December 31, 2024	4,621,298	$14.24	3.1 years	$152

No stock options were granted during the fiscal year ended December 31, 2024. The weighted average grant date fair value of stock options granted during the year ended December 31,2023 was $3.99 per share. The aggregate intrinsic value of the stock options exercised during the years ended December 31, 2024 and 2023 was $163 and $12, respectively. The total grant date fair value of stock options vested during the years ended December 31, 2024 and 2023 was $3,852 and $5,830 respectively. At December 31, 2024, total unrecognized compensation expense related to stock options was $1,438 and is expected to be recognized over a weighted average period of 1.6 years.

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

Employee payroll deductions accrued under the ESPP as of December 31, 2024 and 2023 totaled $236 and $357, respectively. During the years ended December 31, 2024 and 2023, a total of 225,656 shares and 190,697 shares of common stock were purchased under the Company’s ESPP at a weighted average purchase price of $1.42 and $5.05, respectively.

NOTE 12. PROVISION FOR INCOME TAXES

The components of the Company’s loss from continuing operations before provision for income taxes consisted of the following:

	Year Ended December 31,
	2024	2023
United States of America	$(73,159)	$(39,661)
Foreign	(27,034)	(29,375)
Total	$(100,193)	$(69,036)

The provision for income taxes consisted of the following for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Current
Federal	$51	$(113)
State	397	258
Foreign	446	1,512
Total current provision	894	1,657

Deferred
Federal	(13,381)	(9,305)
State	(6,016)	(752)
Foreign	(4,781)	(3,757)
Change in valuation allowance	19,423	8,834
Total deferred benefit	(4,755)	(4,980)
Total benefit from income taxes	$(3,861)	$(3,323)

A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2024 and 2023 is as follows:

	Year Ended December 31,
	2024	2023
Tax, computed at the federal statutory rate	21.00%	21.00%
State taxes, net of federal tax benefit	3.75%	0.15%
Impact of foreign operations	-1.39%	-6.28%
Research and development credits	0.68%	3.35%
Stock-based compensation	-1.26%	-1.80%
Contingent consideration revaluation	0.00%	-0.20%
Other	0.00%	-0.77%
Change in valuation allowance	-18.94%	-10.64%
Benefit from income taxes	3.84%	4.81%

The significant components of the Company’s deferred income tax assets and liabilities as of December 31, 2024 and 2023 were as follows:

	Year Ended December 31,
	2024	2023
Net operating loss carryforwards	$44,928	$49,757
Stock-based compensation	21,460	19,797
Accrued expenses	165	404
Capital loss carryforward	5,031	5,341
Capitalized research and development	15,856	12,714
Fixed assets	341	390
Lease liability	134	437
Research credits	9,283	8,791
Interest expense carryforward	4,836	626
Other	1,368	1,047
Total gross deferred tax assets	103,402	99,304
Valuation allowance	(93,159)	(93,566)
Total deferred tax assets	10,243	5,738

Right of use assets	(132)	(179)
Unremitted foreign earnings	(1,086)	(413)
Installment Sale	(2,090)	-
Other	-	(70)
Intangible assets and goodwill	(11,549)	(14,580)
Total deferred tax liabilities	(14,857)	(15,242)
Net deferred tax liabilities	$(4,614)	$(9,504)

The Company has evaluated the available positive and negative evidence supporting the realization of its gross deferred tax assets, including its cumulative losses, and the amount and timing of future taxable income, and has determined it is more likely than not that historical U.S. federal and state deferred tax assets will not be realized. Accordingly, the Company recorded a valuation allowance as of December 31, 2024 and 2023 against these deferred tax assets.

The change in the valuation allowance for the years ended December 31, 2024 and 2023 is as follows:

	Year Ended December 31,
	2024	2023
Valuation allowance, at beginning of year	$93,566	$80,945
Increase in valuation allowance from Broadbean acquisition	-	5,204
Increase (decrease) recognized in other comprehensive income (loss)	(311)	138
Increase (decrease) recognized in tax provision, continuing operations	19,423	8,862
Increase (decrease) recognized in tax provision, discontinued operations	(19,519)	(1,583)
Valuation allowance, at end of year	$93,159	$93,566

As of December 31, 2024, the Company continues to provide a valuation allowance against federal and state deferred tax assets that are not expected to be realizable. The Company continues to evaluate the realizability of deferred tax assets and the related valuation allowance. If the Company’s assessment of the deferred tax assets or the corresponding valuation allowance were to change, the Company would record the related adjustment to income during the period in which the determination is made. The tax benefit for the year ended December 31, 2023 includes a $225 tax benefit relating to a change to beginning of the year valuation allowance. With the acquisition of Broadbean, the Company acquired deferred tax liabilities that provide a source of taxable income that allows for the release of valuation allowance related to the Company’s deferred tax assets.

As a result of the Broadbean acquisition, the Company is subject to taxation in France and Australia, in addition to already being subject to taxation in the United States, Israel, and the United Kingdom. The United States, Israel, and the United Kingdom comprise the majority of the Company’s operations. In general, the U.S. federal statute of limitations is three years. However, the Internal Revenue Service may still adjust a tax loss or credit carryover in the year the tax loss or credit carryover is utilized. As such, the Company’s U.S. federal tax returns and state tax returns are open for examination since inception. The Israeli statute of limitations period is generally four years commencing at the end of the year in which the return was filed. The Company’s subsidiary, Pandologic, Inc., is currently under U.S. Federal audit for the 2022 tax year. Otherwise, the Company is not currently under examination from income tax authorities in the jurisdictions in which the Company does business.

As of December 31, 2024, the Company has federal and state income tax net operating loss carryforwards of approximately $148,602 and $118,824, respectively. The U.S. federal and state net operating losses are projected to expire beginning in 2037 and 2032, respectively, unless previously utilized. Net federal operating loss carryforwards generated after January 1, 2018 may be carried forward indefinitely, subject to the 80% taxable income limitation on the utilization of the carryforwards. In addition, the Company had federal and state research and development credit carryforwards of approximately $7,806 and $4,664, respectively, as of December 31, 2024. The federal research and development credit will begin to expire in 2036 if unused and the state research and expenditure credit may be carried forward indefinitely. Utilization of the Company’s U.S. net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations set forth in Internal Revenue Code Section 382 and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and tax credit carryforwards before utilization. As of December 31, 2024, the Company has foreign net loss carryforwards of $32,264 which can be carried forward indefinitely.

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

As of December 31, 2024 and 2023, the Company had approximately $6,954 and $6,873 respectively, of unrecognized tax benefits of which $3,466 would impact the Company’s effective tax rate if recognized. If recognized, $4,431 would result in a deferred tax asset for tax attribute carryforwards, out of which $2,753 is expected to require a full valuation allowance based on present circumstances. The Company estimates that none of its unrecognized tax benefits will materially change within the next twelve months. As of December 31, 2024 and 2023, amounts accrued for interest were $71 and $30, respectively, and amounts accrued for penalties were $381 and $23, respectively.

A reconciliation of the unrecognized tax benefits from January 1, 2023 to December 31, 2024 is as follows:

	Year Ended December 31,
	2024	2023
Unrecognized tax benefits as of January 1	$6,873	$1,650
Gross increase related to the acquisition of Broadbean	—	3,326
Gross increase for tax positions for prior year	(303)	—
Gross decrease for tax positions for prior year	393	125
Gross increase for tax positions of current year	170	1,772
Gross decrease for lapse of statute of limitations	(179)	—
Unrecognized tax benefits balance at December 31	$6,954	$6,873

The main corporation tax rate for UK corporations increased from 19% to 25% for the financial year beginning April 1, 2023. The tax provisions for the year ended December 31, 2024 and 2023 were reflective of the change in tax rate.

NOTE 13. RELATED PARTY TRANSACTIONS

On January 4, 2023, the Company entered into a consulting agreement with Steel Holdings, LLC, effective as of January 1, 2023 (the “Steel Holdings Consulting Agreement”). Steel Holdings, LLC is an entity affiliated with Chad Steelberg, currently a director serving on the Company’s Board of Directors, and formerly its Chairman of the Board and Chief Executive Officer. Under the Steel Holdings Consulting Agreement, the Company retained Mr. Steelberg as a consultant to provide ongoing Chief Executive Officer transition services and to manage and oversee the further development of the Company’s aiWARE platform. During the year ended December 31, 2024, the Company recorded research and development expenses of $64 for variable consultant performance bonus expense. During the year ended December 31, 2023, the Company recorded research and development expenses of $662 for consulting fees and reimbursements for reasonable and documented expenses; $951 for variable consultant performance bonus expense; and $667 in stock-based compensation expense for the Steel Holdings Consulting PSUs.

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

The Company has determined that all future payments under the Amended Consulting Agreement are probable and estimable, and that substantially all benefits earned under the agreement relate to past services rendered. As such, the Company has accrued a liability for all future cash payments under the agreement on its consolidated balance sheet as of December 31, 2024, and recognized a resulting acceleration charge of $1,484 to general and administrative expenses to its consolidated income statement during the year ended December 31, 2024.

Ryan Steelberg, our Chief Executive Officer, was appointed Chairman of the Board, effective January 22, 2024, replacing Chad Steelberg who resigned as Chairman of the Board effective the same date. Chad Steelberg continued to serve as a member of our Board until his resignation effective as of March 12, 2025,

There were no other material related party transactions during the year ended December 31, 2024.

NOTE 14. SUBSEQUENT EVENTS

Registered Direct Offering.

On January 2, 2025, we entered into a securities purchase agreement (the “RDO Purchase Agreement”) with Esousa Group Holdings, LLC, a New York-based family office, to conduct a registered direct offering (the “Registered Direct Offering”) consisting of the offer and sale of 4,414,878 shares of the Company’s common stock, $0.001 par value per share (the “Common Stock”), priced at $2.53 per share, and pre-funded warrants to purchase up to 3,608,838 shares of Common Stock (the “Pre-Funded Warrants”), priced at $2.52 per warrant. The gross proceeds from the offering were approximately $20,300, before deducting estimated offering expenses. The Company will receive nominal proceeds, if any, from the exercise of the Pre-Funded Warrants.

The Pre-Funded Warrants are exercisable for one share of Common Stock at an exercise price of $0.01 per share and are subject to a 9.99% beneficial ownership limitation (the “Maximum Percentage”). Subject to the Maximum Percentage, the Pre-Funded Warrants are immediately exercisable and may be exercised until the fifth anniversary of the date of initial issuance of the Pre-Funded Warrants. If, at the time of exercise, there is no effective registration statement registering, or prospectus contained therein is unavailable, the holder may elect instead to receive upon such exercise (either in whole or in part) the net number of shares of Common Stock determined according to a formula set forth in the Pre-Funded Warrants.

The Registered Direct Offering was conducted pursuant to the Company’s effective registration statement on Form S-3 (Registration No. 333-280148), that was originally filed with the Securities and Exchange Commission on June 12, 2024, and became effective on June 21, 2024, along with a related base prospectus and prospectus supplement thereunder.

Limited Consent to Credit Agreement

On March 13, 2025, the Company entered into the Limited Consent to the Credit Agreement, with the lenders and administrative agent party thereto. Pursuant to the Limited Consent, the lenders consented to the delivery by the Company of the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2024 and a report of the Company’s independent certified public accountants relating thereto that do not meet certain requirements of the Credit Agreement requiring, among other things, delivery of audited consolidated financial statements and a report thereon of the Company’s independent certified public accountants that are unqualified as to going concern. As consideration for the Limited Consent, the Company paid an aggregate of $1.0 million in cash to the lenders party to the Limited Consent. Except as set forth in the Limited Consent, the terms of the Credit Agreement remain unchanged. With this amendment, the Company believes it is in compliance in all material respects with the covenants in the Term Loan.

Appointment of Francisco Morales to the Board of Directors

On March 12, 2025, the Board appointed Francisco Morales as a member of the Board, effective as of March 20, 2025, to fill the vacancy created by Mr. Chad Steelberg’s resignation as a director on March 12, 2025. Mr. Morales will serve as a Class III director until the Company’s 2026 annual meeting of stockholders and until his successor is elected and qualified, or until his earlier death, retirement, resignation or removal. Mr. Chad Steelberg will continue to serve as a strategic advisor to the Company following his resignation from the Board.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2024. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to enable timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms promulgated by the SEC. Our management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and there is no assurance that our disclosure controls and procedures will operate effectively under all circumstances. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2024, our disclosure controls and procedures were not effective at the reasonable assurance level due to the following material weaknesses in internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based upon its assessment, our management believes that, as of December 31, 2024, our internal control over financial reporting was not effective due to the following material weaknesses in internal control over financial reporting.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

During the preparation of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, management identified a material weakness in internal control over financial reporting relating to a lack of an effective information and communication process that identified and assessed the source of and controls necessary to ensure the reliability of information used in financial reporting and for providing information required for effective activity level controls. This material weakness was not remediated as of December 31, 2024 and could have resulted in a material misstatement to the Company's consolidated financial statements that would not be prevented or detected on a timely basis.

During the preparation of our Annual Report on Form 10-K for the fiscal years ended December 31, 2023 and 2022, management identified the following material weaknesses in internal control over financial reporting, which still exist as of December 31, 2024:

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

Related to the findings above, management concluded that during the year ended December 31, 2023, the Company did not maintain appropriately designed entity-level controls impacting the control environment or monitoring controls to prevent or detect material misstatements to the consolidated financial statements. Specifically, these deficiencies were attributed to (i) a lack of a sufficient number of qualified resources to perform control activities and (ii) insufficient risk assessment and monitoring activities as a result of untimely or ineffective identification of internal control risks to properly design, test, implement and assess effective internal controls over financial reporting. This material weakness has not been remediated as of December 31, 2024.

Grant Thornton LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, which is included herein.

Remediation of Material Weaknesses in Internal Control Over Financial Reporting

In order to remediate the material weaknesses, management is taking remediation actions including:

(i)
continued engagement since March 2024 with an outside firm to assist the Company with its remediation actions;
(ii)
development of a more robust plan and risk assessment process around the proper design, testing and assessment of internal controls over financial reporting which has been an ongoing process since April 2024;
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
(v)
implementing an IT management review and testing plan to monitor ITGCs with a specific focus on systems supporting our financial reporting processes; and
(vi)
hiring and train staff on proper accounting for foreign exchange translation, transactions when consolidating foreign subsidiaries and the proper, accurate and timely evaluation of the realizability of long lived assets, including goodwill and intangible assets. Management has also hired additional staff to oversee the implementation and testing of these remediation actions.

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

Changes in Internal Control over Financial Reporting

While management continues to make progress on its remediation efforts, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have adopted an insider trading policy and procedures that govern the purchase, sale and other dispositions of our securities by our directors, officers and employees. We believe our policy and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable listing standards. In addition, it is the Company’s practice to comply with the applicable laws and regulations relating to insider trading. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

The remaining information required by this item is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2024 and delivered to stockholders in connection with our 2025 annual meeting of stockholders.

Item 11. Executive Compensation.

The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2024 and delivered to stockholders in connection with our 2025 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2024 and delivered to stockholders in connection with our 2025 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2024 and delivered to stockholders in connection with our 2025 annual meeting of stockholders.

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2024 and delivered to stockholders in connection with our 2025 annual meeting of stockholders.

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

1.1

Sales Agreement, by and among Veritone, Inc., Needham & Company, LLC and H.C. Wainwright & Co., LLC, dated November 19, 2024 (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, filed November 20, 2024).

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

2.4

Equity Purchase Agreement, dated as of October 17, 2024, by and among Veritone, Inc., Veritone One, LLC, and Oxford Buyer, LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed October 23, 2024).

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

4.5	Form of Warrant issued pursuant to Term Loan (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed December 14, 2023).

4.6

Registration Rights Agreement, dated December 13, 2023, by and among Veritone, Inc. and the investors identified therein (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed December 14, 2023).

4.7	Form of Pre-Funded Warrant issued to Esousa Group Holdings, LLC (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed January 2, 2025).

Exhibit No.	Description of Exhibit

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

10.15*

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

10.17*

Amendment No. 1 to Veritone, Inc. 2018 Performance-Based Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2020).

Exhibit No.	Description of Exhibit

10.18*

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

10.20*	Form of Award Agreement to be used under the 2018 Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on July 5, 2018).

10.21*	Veritone, Inc. Amended and Restated Inducement Grant Plan (the Inducement Plan) (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on March 30, 2023).

10.22*

Form of Notice of Grant of Stock Option under the Inducement Plan (incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on October 7, 2020).

10.23*

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

10.27*	Veritone, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.32 to the Registrant’s Registration Statement on Form S-1/A (No. 333-216726) filed on April 28, 2017).

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

10.30	Form of Capped Call Transactions Confirmation (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed November 22, 2021).

10.31

Registration Rights Agreement, made and entered into as of September 14, 2021, by and between the Registrant and the shareholders named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 filed on November 15, 2021).

10.32†

Amended and Restated Independent Contractor Services Agreement, dated January 23, 2024, between Veritone, Inc. and Steel Holdings, LLC (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K, filed January 23, 2024).

10.33*	Employment Agreement, dated January 19, 2023, between Veritone, Inc. and Ryan Steelberg (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed January 20, 2023).

10.34*	Employment Agreement, dated January 19, 2023, between Veritone, Inc. and Michael L. Zemetra (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K, filed January 20, 2023).

10.35*	Veritone, Inc. 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed June 14, 2023).

Exhibit No.	Description of Exhibit

10.36

Securities Purchase Agreement, dated January 2, 2025, by and among Veritone, Inc. and Esousa Group Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed January 2, 2025).

10.37

Commercial Guarantee, dated August 8, 2023, by Veritone Alpha, Inc., Performance Bridge Media, Inc., Machine Box, Inc., Veritone Politics, LLC, VocaliD, Inc. and Broadbean, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed August 14, 2023).

10.38^

Credit and Guaranty Agreement, dated December 13, 2023, by and among Veritone, Inc., certain of its direct and indirect subsidiaries and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed December 14, 2023).

10.39^

Limited Consent, dated March 13, 2025, to Credit and Guaranty Agreement, dated December 13, 2023, by and among Veritone, Inc., certain of its direct and indirect subsidiaries and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed March 17, 2025)

10.40^

Pledge and Security Agreement, dated December 13, 2023, by and among Veritone, Inc., certain of its direct and indirect subsidiaries and Wilmington Savings Fund Society, FSB as Collateral Agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed December 14, 2023).

19.1	Insider Trading Policy.

21.1	List of Subsidiaries.

23.1	Consent of Grant Thornton LLP.

24.1	Power of Attorney (included on signature page).

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1+	Certifications pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

97	Incentive Compensation Recoupment Policy (incorporated by reference to Exhibit 97 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023 filed on April 1, 2024).

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, has been formatted in Inline XBRL.

*	Indicates a management contract or compensatory plan or arrangement.

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

Veritone, Inc.

Date: April 1, 2025	By:	/s/ Ryan Steelberg
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

SIGNATURE	TITLE	DATE

/s/ Ryan Steelberg	President, Chief Executive Officer and Chairman of the Board	April 1, 2025
Ryan Steelberg	(Principal Executive Officer)

/s/ Michael L. Zemetra	Executive Vice President, Chief Financial Officer and Treasurer	April 1, 2025
Michael L. Zemetra	(Principal Financial and Accounting Officer)

/s/ Francisco Morales	Director	April 1, 2025
Francisco Morales

/s/ Michael Keithley	Director	April 1, 2025
Michael Keithley

/s/ Knute P. Kurtz	Director	April 1, 2025
Knute P. Kurtz

/s/ Richard H. Taketa	Director	April 1, 2025
Richard H. Taketa

/s/ Michael Zilis	Director	April 1, 2025
Michael Zilis