Form 10-Q
period 2025-03-31
Veritone, Inc.
filed 2025-05-12
CIK 1615165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission File Number: 001-38093

Veritone, Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-1161641
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1615 Platte Street, 2nd Floor Denver, Colorado	80202
(Address of principal executive offices)	(Zip Code)

(888) 507-1737

(Registrant’s telephone number, including area code)

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	VERI	The NASDAQ Stock Market LLC

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

There were 45,294,195 shares of common stock outstanding as of May 6, 2025.

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
•
our ability to realize the intended benefits of our acquisitions, sales, divestitures and other planned cost savings measures, including the sale of our full-service advertising agency, Veritone One (as defined below) and our ability to successfully integrate our recent acquisition of Broadbean (as defined below);
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
•
the impact of the continuing economic disruption caused by macroeconomic and geopolitical factors, including the Russia-Ukraine conflict, the Israel-Hamas war and conflict in the surrounding regions, financial instability, inflation and the responses by central banking authorities to control inflation, high interest rates, monetary supply shifts, the imposition of tariffs, trade tensions, and global trade disputes, and the threat of recession in the United States and around the world on our business and our existing and potential customers; and

•
any additional factors discussed in more detail in Part I, Item 1, Business; Part I, Item 1A, Risk Factors; and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2024, and our other filings with the Securities and Exchange Commission (“SEC”), including this Quarterly Report on Form 10-Q and our future filings with the SEC.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VERITONE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share and share data)

(Unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$16,082	$16,911
Accounts receivable, net	33,823	31,997
Prepaid expenses and other current assets	11,384	10,498
Total current assets	61,289	59,406
Property, equipment, and improvements, net	10,461	10,052
Intangible assets, net	53,546	59,500
Goodwill	53,110	53,110
Restricted cash	287	407
Other assets	20,954	15,585
Total assets	$199,647	$198,060
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$13,166	$11,023
Deferred revenue	13,463	12,056
Term Loan, current portion (Note 4)	7,750	7,750
Accrued purchase compensation, current portion	1,175	1,200
Accrued expenses and other current liabilities	26,504	28,928
Total current liabilities	62,058	60,957
Convertible Notes	90,281	90,135
Term Loan, non-current portion (Note 4)	20,437	21,316
Accrued purchase compensation, non-current portion	—	900
Other non-current liabilities	12,117	11,300
Total liabilities	184,893	184,608
Commitments and contingencies (Note 9)
Stockholders' equity (deficit):
Common stock, par value $0.001 per share; 75,000,000 shares authorized; 44,863,702 and 40,217,628 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	45	41
Additional paid-in capital	502,070	480,477
Accumulated other comprehensive income (loss)	(206)	214
Accumulated deficit	(487,155)	(467,280)
Total stockholders' equity	14,754	13,452
Total liabilities and stockholders' equity	$199,647	$198,060

See the accompanying notes to unaudited condensed consolidated financial statements.

VERITONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share and share data)

(Unaudited)

	Three Months Ended
	March 31, 2025	March 31, 2024
Revenue	$22,463	$24,153
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	7,834	6,947
Sales and marketing	10,105	9,948
Research and development	5,206	8,425
General and administrative	14,004	15,778
Depreciation and amortization	6,948	7,425
Total operating expenses	44,097	48,523
Operating loss	(21,634)	(24,370)
Interest expense, net	2,628	2,462
Other expense (income), net	(4,061)	413
Loss from continuing operations before income taxes	(20,201)	(27,245)
Income taxes	(326)	(1,045)
Net loss from continuing operations	(19,875)	(26,200)
Net income from discontinued operations, net of income taxes	—	1,002
Net loss	$(19,875)	$(25,198)
Earnings (Loss) per share:
Loss per share from continuing operations, basic and diluted	$(0.41)	$(0.70)
Earnings per share from discontinued operations, basic and diluted	$—	$0.03
Loss per share, basic and diluted	$(0.41)	$(0.67)
Weighted-average common shares outstanding used in computing loss per share, basic and diluted	48,343,476	37,353,228
Comprehensive loss:
Net loss	$(19,875)	$(25,198)
Foreign currency translation adjustment, net of income taxes	(420)	219
Total comprehensive loss	$(20,295)	$(24,979)

See the accompanying notes to unaudited condensed consolidated financial statements.

VERITONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balance as of December 31, 2024	40,217,628	$41	$480,477	$214	$(467,280)	$13,452
Common stock issued under employee stock plans	321,806	—	140			140
Common stock withheld for employee taxes and other	(90,610)	—	(285)			(285)
Common stock and pre-funded warrants issued in connection with registered direct offering, net of offering costs	4,414,878	4	19,938			19,942
Stock-based compensation			1,800			1,800
Net loss					(19,875)	(19,875)
Foreign currency translation adjustment, net of income taxes				(420)		(420)
Balance as of March 31, 2025	44,863,702	$45	$502,070	$(206)	$(487,155)	$14,754

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balance as of December 31, 2023	37,186,348	$38	$468,015	$(10)	$(429,896)	$38,147
Common stock issued under employee stock plans	297,460	—	218			218
Common stock withheld for employee taxes and other	(61,304)	—	(247)			(247)
Common stock issued in connection with warrant exercises	206,957	—	—			—
Stock-based compensation			1,726			1,726
Net loss					(25,198)	(25,198)
Foreign currency translation adjustment, net of income taxes				219		219
Balance as of March 31, 2024	37,629,461	$38	$469,712	$209	$(455,094)	$14,865

See the accompanying notes to unaudited condensed consolidated financial statements.

VERITONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended
	March 31, 2025	March 31, 2024
Cash flows from operating activities:
Net loss	$(19,875)	$(25,198)
Less: net income from discontinued operations, net of income taxes	—	(1,002)
Net loss from continuing operations	(19,875)	(26,200)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,948	7,425
Stock-based compensation	1,743	1,608
Non-cash interest expense	1,204	1,216
Deferred income taxes	(547)	(1,336)
Provision for credit losses	420	234
Reduction in carrying amount of operating lease right-of-use assets	204	251
Change in fair value of earnout receivable	(3,654)	—
Changes in operating assets and liabilities:
Accounts receivable	(2,247)	2,399
Prepaid expenses and other current assets	(887)	(1,058)
Other assets	(3)	(23)
Accounts payable	2,144	(2,519)
Deferred revenue	1,407	602
Accrued expenses and other current liabilities	(3,777)	2,262
Other non-current liabilities	(124)	(759)
Net cash used in operating activities – continuing operations	(17,044)	(15,898)
Net cash provided by operating activities – discontinued operations	—	30,829
Net cash provided by (used in) operating activities	(17,044)	14,931
Cash flows from investing activities:
Capital expenditures	(1,353)	(1,838)
Net cash used in investing activities – continuing operations	(1,353)	(1,838)
Net cash used in investing activities – discontinued operations	—	(63)
Net cash used in investing activities	(1,353)	(1,901)
Cash flows from financing activities:
Repayment of senior secured term loan	(1,938)	—
Proceeds from issuance of stock and pre-funded warrants under registered direct offering, net of offering costs	19,944	—
Proceeds from issuance of stock under employee stock plans, net	140	218
Taxes paid related to net share settlement of equity awards	(285)	(92)
Settlement of deferred consideration for acquisitions	—	(1,800)
Net cash provided by (used in) financing activities – continuing operations	17,861	(1,674)
Net cash provided by financing activities – discontinued operations	—	—
Net cash provided by (used in) financing activities	17,861	(1,674)
Effect of exchange rates on cash, cash equivalents, and restricted cash	(413)	—
Net change in cash, cash equivalents, and restricted cash	(949)	11,356
Cash, cash equivalents, and restricted cash, beginning of period	17,318	80,306
Cash, cash equivalents, and restricted cash, end of period	16,369	91,662
Less: cash, cash equivalents, restricted cash included in discontinued operations	—	(73,300)
Cash, cash equivalents, and restricted cash included in continuing operations	$16,369	$18,362
Non-cash investing and financing activities:
Stock-based compensation capitalized as part of internal-use software	57	118
Lease liabilities arising from right-of-use assets	1,840	—

See the accompanying notes to unaudited condensed consolidated financial statements.

VERITONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company also offers Managed Services, which include cloud-native digital content management solutions and content licensing services and representation services, through among other things, its VeriAds Network, which is comprised of programs that enable broadcasters, podcasters and social media influencers to generate incremental revenue. These offerings leverage the Company’s aiWARE technologies, providing customers with unique capabilities to enrich and drive expanded revenue opportunities from their content.

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

2. Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated interim financial information of the Company has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s (“SEC”) Regulation S-X. Accordingly, as permitted by Article 10 of Regulation S-X, it does not include all of the information required by generally accepted accounting principles in the U.S. (“U.S. GAAP”) for complete financial statements. The condensed consolidated balance sheet as of December 31, 2024 was derived from the audited financial statements at that date and does not include all the disclosures required by U.S. GAAP, as permitted by Article 10 of Regulation S-X. The Company’s unaudited condensed consolidated financial statements as of March 31, 2025 and for the three months ended March 31, 2025 and 2024 include Veritone, Inc. and all of its subsidiaries. In the opinion of management, the accompanying financial information contains all adjustments, consisting of normal recurring adjustments, necessary to state fairly the Company’s unaudited condensed consolidated financial statements as of March 31, 2025 and for the three months ended March 31, 2025 and 2024. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 10-K”). Operating results for the three months ended March 31, 2025 and 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

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

Liquidity, Capital Resources, and Going Concern

These consolidated financial statements have been prepared in accordance with U.S. GAAP assuming the Company will continue as a going concern over the next twelve months through May 2026. Based on the Company’s liquidity position as of March 31, 2025 and the Company’s current forecast of operating results and cash flows, absent any other action, management determined that there is substantial doubt about the Company’s ability to continue as a going concern over the twelve months following the filing of this Quarterly Report on Form 10-Q, principally driven by the Company’s current debt service obligations, historical negative cash flows and recurring losses. As a result, the Company will require additional liquidity to continue its operations over the next twelve months.

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

The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business, including having sufficient liquidity in the future to meet, among other things, the Company’s covenants under the Credit Agreement (as defined in Note 4, Debt). The Company may not be able to access additional equity under acceptable terms, and may not be successful in future operational restructurings, earning any of its deferred purchase consideration, meeting its minimum liquidity threshold under its Credit Agreement or growing its revenue base, and its ability to execute on its operating plans may be materially adversely impacted. If the Company becomes unable to continue as a going concern, it may have to dispose of other or additional assets and might realize significantly less value than the values at which they are carried on its condensed consolidated financial statements. These actions may cause the Company’s stockholders to lose all or part of their investment in the Company’s common stock. The condensed consolidated financial statements do not include any adjustments that might result from the Company being unable to continue as a going concern. If the Company cannot continue as a going concern, adjustments to the carrying values and classification of its assets and liabilities and the reported amounts of income and expenses could be required and could be material.

Reclassifications

Certain reclassifications were made to the prior period condensed consolidated statement of operations and condensed consolidated statement of cash flows to conform to the current period presentation.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenues and expenses. Actual results could differ from those estimates.

Significant items subject to estimates and assumptions include, but are not limited to, the accounting recognition and presentation of revenue, allowance for credit losses, purchase accounting, impairment of long-lived assets, the valuation of contingent consideration, including future escrow and earnout consideration on the divestiture of Veritone One, the valuation of senior secured debt, the valuation of non-cash consideration received in barter transactions, the valuation of stock awards and stock warrants, and income taxes, where applicable. Actual results may differ from these estimates.

There has been uncertainty and disruption in the global economy and financial markets due to a number of factors, including the wars in Ukraine and Israel, the global inflationary environment and elevated interest rates and the imposition of tariffs, trade tensions, and global trade disputes. The war in Israel has also adversely impacted the Company’s business operations because the Company has an office and personnel based in Herzliya, Israel. The Company is not aware of any specific event or circumstance that would require an update to its estimates or assumptions or a revision of the carrying value of its assets or liabilities as of the date of filing of this Quarterly Report on Form 10-Q.

These estimates and assumptions may change as new events occur and additional information is obtained. As a result, actual results could differ materially from these estimates and assumptions.

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU improves reportable segment disclosures, primarily through enhanced disclosures about significant segment expenses. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The adoption of this guidance during the fourth quarter of 2024 did not have a material financial impact on the Company’s consolidated financial statements and the Company has added increased disclosures within the Segment Reporting section of Note 2, Significant Accounting Policies, to its condensed consolidated financial statements.

New Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU improves the transparency of income tax disclosures by requiring: (1) consistent categories and greater disaggregation of information in the rate reconciliation, and (2) income taxes paid disaggregated by jurisdiction. Additionally, the amendments in this ASU improve the effectiveness and comparability of disclosures by: (1) adding disclosures of pretax income (or loss) and income tax expense (or benefit) to be consistent with Regulation S-X, and (2) removing disclosures that no longer are considered cost beneficial or relevant. The amendments in this update are effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is evaluating the potential impact of this adoption on its condensed consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU improves financial reporting by requiring that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods that is generally not presented in the financial statements today. The amendments in this update are effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is evaluating the potential impact of this adoption on its condensed consolidated financial statements.

Significant Customers

During the three months ended March 31, 2025 and 2024, in each case, no individual customer accounted for more than 10% of the Company’s revenue. As of March 31, 2025 and December 31, 2024, in each case, no individual customer accounted for 10% or more of the Company’s accounts receivable.

Remaining Performance Obligations

As of March 31, 2025, the aggregate amount of the transaction prices under the Company’s contracts allocated to the Company’s remaining performance obligations was $32,649, approximately 60% of which the Company expects to recognize as revenue over the next twelve months, and the remainder thereafter to be recognized over the next five years. This aggregate amount excludes amounts allocated to remaining performance obligations under contracts that have an original duration of one year or less and variable consideration that is allocated to remaining performance obligations. Excluded based on this policy are balances related to Veritone Hire solutions representing gross purchase orders to be satisfied in less than one year. Revenues will be recognized net of costs to fulfill these orders.

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

Significant segment expenses, which represent the difference between revenue and loss from continuing operations before provision for income taxes, consist of the following:

	Three Months Ended
	March 31, 2025	March 31, 2024
Revenue	$22,463	$24,153
Less:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	7,834	6,947
Personnel costs	17,443	20,646
Consultants	1,023	2,372
Marketing	994	717
Accounting fees	1,494	1,213
Legal fees	500	691
Outside services	275	588
Software expenses	1,887	2,035
Stock-based compensation expense	1,743	1,535
Severance	242	1,112
Depreciation and amortization	6,948	7,425
Other segment items	3,714	3,242
Operating loss	(21,634)	(24,370)
Interest expense, net	2,628	2,462
Other expense (income), net	(4,061)	413
Income taxes	(326)	(1,045)
Net income from discontinued operations, net of income taxes	—	1,002
Net loss	$(19,875)	$(25,198)

Other segment items include occupancy, insurance, and other costs.

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

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2024.

3. Discontinued Operations, Business Combinations, and Divestiture

Discontinued Operations and Divestiture of Veritone One

On the Divestiture Closing Date, the Company completed the sale of its wholly-owned subsidiary, Veritone One, to Oxford Buyer, LLC, an affiliate of Insignia Capital Group L.P., pursuant to an Equity Purchase Agreement, by and among the Company, Veritone One and the Purchaser. Veritone One operated the Company’s full-service advertising agency business and its disposal represented a strategic shift that had a major impact on the Company’s operations and financial results, as it enabled the Company to focus on its core software and applications and reduce its dependency on advertising-related services. As a result, Veritone One met both the held for sale and discontinued operations presentation criteria and comprised operations and cash flows that could be distinguished, operationally and for financial reporting purposes, from the rest of the Company. Since the Company operates as one reporting unit, the Company allocated goodwill to discontinued operations on a relative fair value basis in comparison to the value of the overall company (see Note 7).

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

The Divestiture was structured as a simultaneous “sign and close” transaction and closed on the Divestiture Closing Date. On the Divestiture Closing Date, the Company received cash proceeds of $59,053, which reflected the aggregate purchase price of $104,000 (the “Veritone One Sale Price”), less $18,000 subject to an earnout described below, $20,297 of purchase price adjustments, and $6,650 placed in escrow accounts described below. The Company may receive the earnout of either $18,000, $13,000, $8,000, $3,000, or $0 in cash proceeds based on the achievement of certain net revenue targets by Veritone One between January 1, 2025 and December 31, 2025 (as further described in the Purchase Agreement, the "Earnout"). Of the amounts placed in escrow, $1,500 was placed in an escrow account for potential purchase price adjustments and an aggregate of $5,150 was placed in escrow accounts for the potential satisfaction of post-closing indemnification claims (the “Indemnity Escrow”), in each case subject to the terms and limitations set forth in the Purchase Agreement.

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

Veritone One’s results of operations for the three months ended March 31, 2024 are disclosed as discontinued operations and excluded from continuing operations within the Company’s condensed consolidated financial statements and notes thereto.

The operating results of the Company's discontinued operations for the three months ended March 31, 2024 were as follows (unaudited):

Three Months Ended
March 31, 2024
Revenue	$7,483
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	99
Sales and marketing	1,832
General and administrative	2,945
Depreciation and amortization	77
Total operating expenses	4,953
Operating income	2,530
Interest expense, net	1,528
Income before income taxes	1,002
Income taxes	—
Net income	$1,002

Sale of Veritone Energy Solutions Group

On June 30, 2023, the Company completed the sale of its Veritone Energy solutions group to GridBeyond Limited, an Ireland-based privately held company (“GridBeyond”) that delivers AI-powered energy solutions, pursuant to an asset purchase agreement. The Company received 4,160,644 shares of Series B Preference Shares in GridBeyond valued at approximately $2,021 as of June 30, 2023, as well as $549 in cash. The sale resulted in a pre-tax gain of $2,572 in the second quarter of 2023. The group did not meet the criteria of discontinued operations because the disposal did not have a major effect on the Company’s operations and financial results. In April 2024, the Company sold its interest in GridBeyond for $1,800 in cash, resulting in a loss on sale of $172 and a foreign exchange loss of $49, recorded in other income (expense), net during the second quarter of 2024.

4. Debt

Senior Secured Term Loan

On December 13, 2023 (the “Term Loan Closing Date”), the Company and certain of its subsidiaries, as guarantors, entered into a Credit and Guaranty Agreement (the “Credit Agreement”) with certain funds managed by Highbridge Capital Management, LLC and with certain other lenders (collectively, the “Lenders”) and Wilmington Savings Fund Society, FSB, as administrative agent and collateral agent. The Credit Agreement provides for a $77,500 senior secured term loan (the “Term Loan”), which was fully drawn by the Company on the Term Loan Closing Date. On the Term Loan Closing Date, the Company used $37,500 of the Term Loan proceeds to repurchase $50,000 principal amount of its Convertible Notes (as defined below). As a result of the collective transactions at the Term Loan Closing Date, the Company recorded the Term Loan at fair value and recognized a one-time gain of $30,000 on the extinguishment of convertible debt. The initial discount on the Term Loan of $23,807 along with the capitalized issuance costs of $3,120 each will be amortized to interest expense over the term of the loan using the effective interest method. During the three months ended March 31, 2025 and 2024, $1,059 and $1,332, respectively, was recognized as the amortization of initial discounts and issuance costs.

In October 2024, in conjunction with the Divestiture, the Company, as required by the terms of the Credit Agreement, used net proceeds from the sale to pay down $30,512 in principal and $3,051 in prepayment premiums and $252 in accrued interest on the Term Loan. As of March 31, 2025, $39,238 aggregate principal amount remained outstanding under the Term Loan.

The Company is the borrower under the Credit Agreement and all indebtedness outstanding under the Credit Agreement is guaranteed by each of the Company’s direct and indirect material subsidiaries (the Company and the guarantors, collectively, the “Credit Parties”). Pursuant to a Pledge and Security Agreement, dated December 13, 2023 (the “Pledge and Security Agreement”), the Term Loan is secured by a first-priority security interest in and lien on substantially all tangible and intangible property of the Credit Parties and a pledge of equity interests held by the Credit Parties. The Credit Agreement has certain customary default provisions, representations and warranties and affirmative and negative covenants, including a covenant to maintain unrestricted cash and cash equivalents of at least $15,000 at all times. The Company was in compliance with the covenants under the Credit Agreement at March 31, 2025.

On March 13, 2025, the Company entered into a Limited Consent (the “Limited Consent”) to the Credit Agreement, with the lenders and administrative agent party thereto. Pursuant to the Limited Consent, the lenders consented to the delivery by the Company of the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2024 and a report of the Company’s independent certified public accountants relating thereto that do not meet certain requirements of the Credit Agreement requiring, among other things, delivery of audited consolidated financial statements and a report thereon of the Company’s independent certified public accountants that are unqualified as to going concern. As consideration for the Limited Consent, the Company paid an aggregate of $1,000 in cash to the lenders party to the Limited Consent.

On April 24, 2025, the Company entered into a First Amendment to Credit and Guaranty Agreement (the “First Amendment”). The First Amendment provides that (a) the minimum Consolidated Liquidity (as defined in the Credit Agreement) covenant is reduced from $15,000 to $10,000 for the period of time beginning on April 24, 2025 and extending through June 16, 2025, and (b) the mandatory prepayment covenant under the Credit Agreement with respect to asset sales is amended to (i) require that 100% of the Net Asset Sale Proceeds (as defined in the Credit Agreement) be used to repay the obligations under the Credit Agreement (increased from 60% of the Net Asset Sale Proceeds prior to the First Amendment), and (ii) clarify the requirement that the Company use all future proceeds that it receives in connection with the previously closed sale of its formerly wholly-owned subsidiary, Veritone One, including any earn-out payments and releases of previously escrowed amounts, to repay obligations under the Credit Agreement. As consideration for the First Amendment, the Company issued to the consenting lenders under the Credit Agreement 228,311 shares of the Company’s common stock. Except as set forth in the Limited Consent and the First Amendment, the terms of the Credit Agreement remain unchanged.

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

The Credit Agreement, as modified by the First Amendment, requires mandatory prepayments from the net cash proceeds received by the Credit Parties for among other things (i) certain asset sales as described above, and (ii) insurance recoveries on loss of property that are not otherwise reinvested in other assets of the Credit Parties at a 10% prepayment premium. The Credit Agreement also requires prepayment of the Term Loan in full if $30,000 or more of aggregate principal amount of the Convertible Notes are outstanding on August 14, 2026. The Company may elect to prepay the Term Loan, in whole or in part, in cash, subject to a make-whole premium during the first year of the Term Loan, a 14.0% prepayment premium during the second year of the Term Loan, and a 7.0% premium during the third year of the Term Loan.

For the three months ended March 31, 2025 and 2024, interest expense related to the Term Loan, including amortization of initial discounts and issuance costs, was $2,475 and $4,057, respectively. The effective annual interest rate was approximately 34.2%.

Interest expense of $4,057 for the three months ended March 31, 2024 was allocated to discontinued operations using the proportion of the principal repayment required to be made as a result of the Divestiture over the total Term Loan principal outstanding at the Divestiture Closing Date. Interest on debt that is required to be repaid as a result of a disposal is allocated to discontinued operations, as is the case under the Credit Agreement. As a result, the Company allocated interest expense and amortization of discounts and issuance costs relating to repayment of the Term Loan, as required by the Divestiture, to discontinued operations. For the three months ended March 31, 2024, the Company allocated $1,585 of interest expense, including amortization of initial discounts and issuance costs, to discontinued operations as a result of the Divestiture.

On the Term Loan Closing Date, the Company issued warrants (the “Warrants”) to the Lenders (in such capacity, the “Warrant Holders”) to purchase up to 3,008,540 shares of the Company’s Common Stock at an exercise price of $2.576 per share with a termination date of December 12, 2028. At the date of issuance, the Company classified the Warrants as equity and recognized them in additional paid-in capital within its consolidated balance sheet.

As of March 31, 2025, the remaining annual scheduled principal payments of the Term Loan were as follows:

Amount
2025	$5,812
2026	7,750
2027	25,676
Total principal payments	$39,238

Convertible Senior Notes

In November 2021, the Company issued, at par value, $201,250 aggregate principal amount of 1.75% convertible senior notes due 2026 (the “Convertible Notes”). The issuance included the full exercise of an option granted by the Company to the initial purchasers of the Convertible Notes to purchase an additional $26,250 aggregate principal amount of Convertible Notes. The Convertible Notes were issued pursuant to and are subject to the terms and conditions of an indenture, which is referred to as the Indenture, between the Company and U.S. Bank National Association, as trustee. The Convertible Notes were offered and sold in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. In December 2022, the Company repurchased $60,000 aggregate principal amount of the Convertible Notes at approximately 65% of par (the “2022 Repurchase Transaction”). In December 2023, the Company repurchased $50,000 aggregate principal amount of the Convertible Notes at approximately 75% of par (the “2023 Repurchase Transaction”). As of March 31, 2025, the Company has $91,250 in aggregate principal amount of the Convertible Notes outstanding and unamortized debt issuance costs of $969.

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

For the three months ended March 31, 2025 and 2024, interest expense related to the Convertible Notes, including amortization of issuance costs, was $545 and $541, respectively. The effective interest rate for the three months ended March 31, 2025 and 2024 was approximately 2.42%. As of March 31, 2025, the if-converted value of the Convertible Notes did not exceed the outstanding principal amount. As of March 31, 2025, the total estimated fair value of the Convertible Notes was $41,998, which was determined based on a market approach using actual bids and offers of the Convertible Notes in an over-the-counter market during the period. The Company considers these assumptions to be Level 2 inputs in accordance with the fair value hierarchy described in Note 6.

Capped Calls

In connection with the pricing of the Convertible Notes and subsequent exercise by the initial purchasers of their option to purchase additional Convertible Notes, each in November 2021, the Company used approximately $18,616 of the net proceeds from the issuance of the Convertible Notes to enter into privately negotiated capped call transactions, which are referred to as the capped calls, with various financial institutions.

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

5. Loss Per Share

In January 2025, the Company sold and issued the Pre-Funded Warrants (see Note 10). The shares of common stock into which the Pre-Funded Warrants may be exercised are considered outstanding from the date of issuance of the Pre-Funded Warrants for the purposes of computing basic loss per share because the shares may be issued for little or no consideration and because the Pre-Funded Warrants were fully vested and immediately exercisable upon issuance.

The following participating securities have been excluded from the computation of diluted loss per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended
	March 31, 2025	March 31, 2024
Stock options and restricted stock units issued and outstanding	10,070	11,075
Warrants to purchase common stock	2,655	3,470
Common stock issuable in connection with convertible senior notes	2,483	2,483
Total	15,208	17,028

6. Fair Value Measurements

The Company applies the provisions of FASB ASC Topic 820, Fair Value Measurement (“ASC 820”), for its financial and non-financial assets and liabilities. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

•
Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity can access at the measurement date.
•
Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means.
•
Level 3 inputs are unobservable inputs for the asset or liability.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents are comprised primarily of domestic and foreign bank accounts and money market funds. These cash and cash equivalents are valued based on Level 1 inputs which consist of quoted prices in active markets. To reduce its credit risk, the Company monitors the credit standing of the financial institutions that hold the Company’s cash and cash equivalents. As of March 31, 2025 and December 31, 2024, the Company’s cash and cash equivalents approximated their estimated fair value. As such, there are no unrealized gains or losses related to the Company’s cash and cash equivalents.

Veritone One Earnout Receivable

The Company made an accounting policy election to record the earnout receivable related to the Veritone One divestiture at fair value at inception, and it is categorized as Level 3 within the fair value hierarchy. The earnout receivable is recorded within other assets in the Company’s consolidated balance sheets as of March 31, 2025 and December 31, 2024. The earnout receivable for the Veritone One divestiture has been recorded at its fair value using a Monte Carlo simulation pricing model due to the variability of estimating future revenues associated with the Company’s earnout. These models incorporate contractual terms and assumptions regarding financial forecasts for Veritone One, discount rates, and volatility of forecasted revenue. The value of the Veritone One earnout receivable would decrease if a lower discount rate was used and would increase if a higher discount rate was used. Similarly, a higher revenue volatility assumption would increase the value of the Veritone One earnout receivable, and a lower revenue volatility assumption would decrease the value of the Veritone One earnout receivable. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management with the assistance of a third-party valuation specialist.

The following table sets forth the significant assumptions utilized to determine the fair value of the earnout receivable related to the sale of Veritone One as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Internal rate of return	23.0%	23.0%
Risk-free rate	4.6%	4.9%
Revenue volatility	10.0%	10.0%

The following table presents a summary of the changes in the fair value of the earnout receivable, which was primarily driven by the passage of time and is included in Other assets within the Company's consolidated balance sheets as of March 31, 2025 and December 31, 2024:

Veritone One Earnout Receivable
Fair value as of December 31, 2024	$7,667
Change in fair value included in Other income (expense), net	3,654
Fair value as of March 31, 2025	$11,321

Investments

The Company holds a strategic investment in a technology company that was determined to not have a readily determinable fair value. This investment is carried at a cost of $2,750 on the Company’s condensed consolidated balance sheets within other assets as of March 31, 2025 and December 31, 2024 and is categorized as Level 3 within the fair value hierarchy.

In June 2023, the Company acquired a strategic investment in GridBeyond that did not have a readily determinable fair value. This investment was carried at a cost equal to its initial estimated fair value of $2,021 on the Company’s condensed consolidated balance sheets within other assets as of June 30, 2023, with that initial estimated fair value based on third party valuation at the time of the transaction and was categorized as Level 3 within the fair value hierarchy. In April 2024, the Company sold its investment in GridBeyond for $1,800 in cash, resulting in a loss on sale of $172 and a foreign exchange loss of $49, recorded in other expense (income), net during the second quarter of 2024.

Because these investments do not have readily determinable fair values, the Company has elected to measure these investments under ASC 321, Investments–Equity Securities, at cost minus impairments, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments. No impairment was recorded for the three months ended March 31, 2025 and 2024. The Company re-measures its investments if there is an observable transaction in a class of security similar to the Company’s investments and there were no such re-measurements for the three months ended March 31, 2025 and 2024.

7. Goodwill and Other Intangible Assets

Goodwill recorded in connection with the Company’s acquisitions is primarily attributable to the assembled workforce and anticipated operational synergies. Goodwill was $53,110 as of both March 31, 2025 and December 31, 2024, respectively. There were no additions to, or impairments of, goodwill during the three months ended March 31, 2025 and 2024.

The gross carrying amounts and accumulated amortization of the Company’s finite-lived intangible assets as of March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$44,100	$(35,805)	$8,295
Customer relationships	99,000	(54,471)	44,529
Trademarks and trade names	2,300	(1,578)	722
Total finite-lived intangible assets	$145,400	$(91,854)	$53,546

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	44,100	(33,561)	10,539
Customer relationships	99,000	(50,866)	48,134
Trademarks and trade names	2,300	(1,473)	827
Total finite-lived intangible assets	$145,400	$(85,900)	$59,500

Amortization expense related to developed technology, customer relationships, and trademarks and trade names is recorded in depreciation and amortization within the Company’s consolidated statements of operations. Amortization expense of finite-lived intangible assets was $5,947 and $5,991 for the three months ended March 31, 2025 and 2024, respectively.

The following table presents future amortization of the Company’s finite-lived intangible assets as of March 31, 2025:

Amount
2025	$15,473
2026	16,569
2027	13,541
2028	7,870
2029	93
Total	$53,546

8. Consolidated Financial Statement Details

Consolidated Balance Sheets Details

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	March 31, 2025	December 31, 2024
Prepaid expenses	$6,202	$5,234
Indemnification escrow holdback	3,650	3,650
Other receivables	802	854
Other current assets	730	760
Prepaid expenses and other current assets	$11,384	$10,498

Other Assets

Other assets consisted of the following:

	March 31, 2025	December 31, 2024
Fair value of earnout receivable	$11,321	$7,667
Investments	2,990	2,990
Deferred tax assets	1,849	1,773
Operating lease right-of-use assets	2,476	840
Other	2,318	2,315
Other assets	$20,954	$15,585

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31, 2025	December 31, 2024
Accrued compensation	$3,172	$4,504
Taxes payable	5,016	5,645
Current portion of operating lease liabilities	1,031	698
Royalties payable	4,345	3,199
Accrued trade payables	12,940	14,882
Accrued expenses and other current liabilities	$26,504	$28,928

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

Deferred Revenue
Balance as of December 31, 2024	$12,056
Less: revenue recognized	(6,012)
Additions to deferred revenue	7,419
Balance as of March 31, 2025	$13,463

Consolidated Statements of Operations and Comprehensive Loss Details

Revenue

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

Software Products & Services consists of revenue generated from the Company’s aiWARE platform, including its Veritone Data Refinery (“VDR”) product, and Veritone Hire talent acquisition solutions, any related support and maintenance services, and any related professional services associated with the deployment and/or implementation of such solutions.

Managed Services consists of revenues generated from content licensing customers, representation services, and, to a lesser extent, from advertising customers and related services.

The table below illustrates the presentation of our revenues based on the above definitions:

	Three Months Ended
	March 31, 2025			March 31, 2024
	Commercial Enterprise	Public Sector	Total	Commercial Enterprise	Public Sector	Total
Software Products & Services	$13,149	$1,334	$14,483	$13,703	$1,517	$15,220

Managed Services:
Representation Services	2,771	—	2,771	3,492	—	3,492
Licensing	5,209	—	5,209	5,441	—	5,441
Total Managed Services	7,980	—	7,980	8,933	—	8,933

Total revenue	$21,129	$1,334	$22,463	$22,636	$1,517	$24,153

Other Expense (Income), Net

The $4,061 of other income, net for the three months ended March 31, 2025 consisted of a $3,654 gain on revaluation of the Veritone One earnout receivable and a $407 foreign currency impact. The $413 of other expense, net for the three months ended March 31, 2024 consisted of a $413 foreign currency impact.

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

The Company’s effective tax rate for the three months ended March 31, 2025 and 2024 was 1.6% and 3.8%, respectively. The difference between the effective tax rate and the U.S. federal statutory rate of 21% is primarily due to a valuation allowance established on the Company’s domestic federal and state net deferred tax assets, as well as the impact of foreign operations subject to tax in foreign jurisdictions. The change in the effective tax rates for the three months ended March 31, 2025 as compared to the comparable prior year period is primarily due to the impact of taxes on foreign operations and valuation allowances against domestic net deferred tax assets.

As of March 31, 2025 and December 31, 2024, the Company had deferred tax assets of $1,849 and $1,773, respectively, and deferred tax liabilities of $5,915 and $6,387, respectively, which are included in other assets and other non-current liabilities, respectively, within the Company’s condensed consolidated balance sheets. As of March 31, 2025, the Company continues to provide a valuation allowance against deferred tax assets that are not expected to be realizable. The Company continues to evaluate the realizability of deferred tax assets and the related valuation allowance. If the Company’s assessment of the deferred tax assets or the corresponding valuation allowance were to change, the Company would record the related adjustment to income during the period in which the determination is made.

The Company is subject to taxation in the United States, Israel, the United Kingdom, France, and Australia. The United States, Israel, and the United Kingdom comprise the majority of the Company’s operations. In general, the U.S. federal statute of limitations is three years. However, the Internal Revenue Service may still adjust a tax loss or credit carryover in the year the tax loss or credit carryover is utilized. As such, the Company’s U.S. federal tax returns and state tax returns are open for examination since inception. The Israeli statute of limitations period is generally four years commencing at the end of the year in which the return was filed. The Company’s subsidiary, PandoLogic, Inc., concluded their U.S. Federal audit for the 2022 tax year with no adjustment. The Company is not currently under examination from income tax authorities in the jurisdictions in which the Company does business.

9. Leases, Commitments, and Contingencies

Leases

In January 2025, the Company entered into a non-cancellable agreement to lease office space in London to replace its existing office space. The base rent is approximately $2,529, translated at the March 31, 2025 spot rate, in the aggregate over the original lease term of 71 months from the commencement date.

Deferred Purchase Consideration

In connection with the March 2022 Acquisition, the Company committed to make deferred purchase consideration payments of $1,500 within ten days of the first anniversary of the closing date of the March 2022 Acquisition and an additional $1,500 within ten days of the second anniversary of the closing date of the March 2022 Acquisition. The first payment of $1,500 was made during the first quarter of 2023 and the second payment of $1,500 was made during the first quarter of 2024.

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

Legal and Other Contingencies

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

In December 2024, the Company received $2,500 in unclaimed funds associated with the PandoLogic acquisition from its escrow agent. Based on the jurisdiction of the potential future claims and underlying statute of limitations, the Company has recognized the $2,500 as part of other non-current liabilities within its consolidated balance sheet as of March 31, 2025 and will continue to evaluate the merit of such claims.

10. Stockholders’ Equity

Registered Direct Offering

On January 2, 2025, the Company issued and sold an aggregate of 4,414,878 shares of common stock at a price of $2.53 per share and pre-funded warrants to purchase up to 3,608,838 shares of common stock at a price of $2.52 per pre-funded warrant (the “Pre-Funded Warrants”), with an exercise price of $0.01, in a registered direct offering with Esousa Group Holdings, LLC. The aggregate gross proceeds were approximately $20,300, before deducting estimated offering expenses.

The Pre-Funded Warrants generally cannot be exercised if the holder’s aggregate beneficial ownership would be more than 9.99% of the total issued and outstanding shares of the Company’s common stock following such exercise. The exercise price and number of shares of common stock issuable upon the exercise of the Pre-Funded Warrants are subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the warrant agreement.

The Pre-Funded Warrants were evaluated pursuant to ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging. The Company classified the Pre-Funded Warrants as a component of stockholders’ equity within additional paid-in capital and recorded them at fair value on the issuance date, which approximated their sales price. The Pre-Funded Warrants were equity classified because they were freestanding financial instruments that are legally detachable and separately exercisable, were immediately exercisable, did not embody an obligation for the Company to repurchase its common shares, permitted the holders to receive a fixed number of common shares upon exercise, were indexed to the Company’s common shares and met the equity classification criteria.

At the Market Program

On November 19, 2024, the Company entered into a sales agreement (the "Sales Agreement") with Needham & Company, LLC and H.C. Wainwright & Co., LLC (the “Sales Agents”), to establish an “at-the-market” equity offering program (the "ATM Program"), allowing the Company to offer and sell shares of its common stock having an aggregate offering price of up to $35,000 from time to time through the Sales Agents. Sales, if any, under the Sales Agreement are conducted as “at-the-market” equity offerings as defined in Rule 415(a)(4) under the Securities Act, including sales made directly on The Nasdaq Global Market or other trading markets for our common stock. The issuance and sale of shares have been and may continue to be made pursuant to the Company’s registration statement on Form S-3 (File No. 333-280148), which became effective on June 21, 2024, and the related prospectus supplement filed with the SEC on November 19, 2024. As of March 31, 2025, the Company has received $4,650 in gross proceeds from sales of 1,707,791 shares of its common stock pursuant to the ATM Program.

11. Stock-Based Compensation

The Company has stock-based compensation plans, which are more fully described in Note 11, Stock Plans, to the Consolidated Financial Statements included in the 2024 10-K. During the three months ended March 31, 2025, the Company granted restricted stock units (“RSUs”) subject to service conditions, RSUs subject to service and performance conditions, and RSUs subject to service and market conditions.

Stock Options

The following table summarizes the activities for all stock options under the Company’s stock-based compensation plans for the three months ended March 31, 2025:

	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value(1)
	(in thousands)			(in thousands)
Outstanding as of December 31, 2024(2)	8,438	$12.93
Granted	—	$—
Exercised	(3)	$2.56
Forfeited or expired(3)	(231)	$9.99
Outstanding as of March 31, 2025(2)	8,204	$13.01	4.0 years	$2
Exercisable as of March 31, 2025(4)	8,079	$13.06	4.0 years	$2
Vested and expected to vest as of March 31, 2025(5)	8,204	$13.01	4.0 years	$2

(1)
The intrinsic value is the amount by which the current market value of the underlying stock exceeds the exercise price of the stock awards.
(2)
Includes 3,620 and 3,558 performance condition stock options as of March 31, 2025 and December 31, 2024, respectively.
(3)
Includes 62 performance condition stock options.
(4)
Includes 3,558 performance condition stock options.
(5)
Includes 3,558 performance condition stock options.

There were no stock options granted during the three months ended March 31, 2025 and 2024. The total intrinsic value of stock options exercised during the three months ended March 31, 2025 and 2024 was immaterial.

As of March 31, 2025, the total unrecognized compensation cost related to all nonvested stock options was $892 and the related weighted-average period over which it is expected to be recognized was approximately 1.3 years.

Restricted Stock Units

The following table summarizes the activities for all RSUs under the Company’s stock-based compensation plans for the three months ended March 31, 2025:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Outstanding and nonvested as of December 31, 2024(1)	1,902	$4.94
Granted(2)	817	$3.95
Vested	(232)	$6.29
Forfeited(3)	(425)	$5.55
Outstanding and nonvested as of March 31, 2025(1)	2,062	$4.28

(1)
Includes 323 and 248 performance condition RSUs as of March 31, 2025 and December 31, 2024, respectively.
(2)
Includes 323 performance condition RSUs.
(3)
Includes 248 performance condition RSUs.

The total vesting date fair value of RSUs which vested during the three months ended March 31, 2025 and 2024 was $729 and $429, respectively.

As of March 31, 2025, the total unrecognized compensation cost related to all nonvested RSUs was $6,250 and the related weighted-average period over which it is expected to be recognized was approximately 2.1 years.

Stock-Based Compensation Expense

The following table provides information about stock-based compensation expense by award type:

	Three Months Ended
	March 31, 2025	March 31, 2024
Stock options	$334	$572
Restricted stock units	1,026	807
Employee stock purchase plan	383	156
Total stock-based compensation expense	$1,743	$1,535

The following table provides information about stock-based compensation expense by financial statement line item:

	Three Months Ended
	March 31, 2025	March 31, 2024
Cost of revenue (exclusive of depreciation and amortization)	$—	$(1)
Sales and marketing	264	159
Research and development	318	532
General and administrative	1,161	845
Total stock-based compensation expense	$1,743	$1,535

Stock-based compensation expense capitalized as part of internal-use software was $57 and $118 for the three months ended March 31, 2025 and 2024, respectively.

12. Related Party Transactions

On January 4, 2023, the Company entered into a consulting agreement with Steel Holdings, LLC effective January 1, 2023 (the “Steel Holdings Consulting Agreement”). Steel Holdings, LLC is an entity affiliated with Chad Steelberg, formerly a member of the Board, as well as the Company’s Chairman of the Board and Chief Executive Officer. Under the Steel Holdings Consulting Agreement, the Company retained Mr. Steelberg as a consultant to provide ongoing Chief Executive Officer transition services and to manage and oversee the further development of the Company’s aiWARE platform.

In January 2024, the Company entered into an amended and restated independent contractor services agreement with Steel Holdings, LLC (the “Amended Consulting Agreement”), which supersedes and replaces the Steel Holdings Consulting Agreement. Pursuant to the Amended Consulting Agreement, Mr. Steelberg will provide technical advisory services related to the Company’s software, software architecture and technology strategy as requested by the Company’s Chief Executive Officer until December 31, 2025, the termination date of the Amended Consulting Agreement. In consideration for such services, the Company paid Steel Holdings, LLC $1,000 in cash on July 1, 2024 and agreed to pay Steel Holdings, LLC $50 per month in cash for the period from January 2024 through December 2025. The Company will reimburse Steel Holdings, LLC for reasonable and documented expenses incurred in connection with providing the services in accordance with the Company’s standard travel and expense policies.

The Amended Consulting Agreement may be terminated by either party with 90 days’ notice. If the Company terminates the Amended Consulting Agreement for any reason other than Steel Holdings, LLC’s material breach, then any remaining compensation payments under the Amended Consulting Agreement will become due and payable. In the event of a Change in Control (as defined in the Company’s 2017 Stock Incentive Plan), the Amended Consulting Agreement will terminate as of the effective date of the Change in Control and any remaining payments will become due and payable.

The Company determined that all future payments under the Amended Consulting Agreement are probable and estimable, and that substantially all benefits earned under the agreement relate to past services rendered. As such, the Company recognized a resulting acceleration charge of $1,484 to general and administrative expenses within its condensed consolidated statement of operations during the first quarter of 2024 and has accrued a liability for all future cash payments under the agreement on its condensed consolidated balance sheet as of March 31, 2025.

Ryan Steelberg, the Company’s Chief Executive Officer, was appointed Chairman of the Board effective January 22, 2024, replacing Chad Steelberg who resigned as Chairman of the Board effective the same date. Chad Steelberg continued to serve as a member of the Company’s Board until his resignation effective as of March 12, 2025.

There were no other material related party transactions during the three months ended March 31, 2025.

13. Subsequent Events

First Amendment to Credit Agreement

On April 24, 2025, the Company entered into the First Amendment and issued 228,311 shares of its common stock to the consenting lenders as described in Note 4, Debt, above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with and is qualified in its entirety by reference to the condensed consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed under “Risk Factors,” set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, and any updates thereto set forth in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission (“SEC”), including future SEC filings. See “Cautionary Note Regarding Forward-Looking Statements.”

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

During the three months ended March 31, 2025, we generated revenue of $22.5 million, as compared to $24.2 million during the three months ended March 31, 2024. Software Products & Services revenue was $14.5 million during the three months ended March 31, 2025, as compared to $15.2 million during the three months ended March 31, 2024, while Managed Services revenue was $8.0 million during the three months ended March 31, 2025, as compared to $8.9 million during the three months ended March 31, 2024. During the three months ended March 31, 2025 and 2024, no customer represented more than 10% of our consolidated revenue.

Recent Developments

Registered Direct Offering

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

The Pre-Funded Warrants were offered in lieu of shares of our common stock and provide that the holder may not exercise any portion of the Pre-Funded Warrants to the extent that immediately prior to or after giving effect to such exercise the holder (together with its affiliates) would beneficially own more than 9.99% of our outstanding common stock (the “Maximum Percentage”) after such exercise. Subject to the Maximum Percentage, the Pre-Funded Warrants are immediately exercisable and may be exercised at any time until the fifth anniversary of the original issue date of the Pre-Funded Warrants. If, at the time of exercise, there is no effective registration statement registering, or the prospectus contained therein is not available for the issuance or resale of the Warrant Shares, in lieu of making cash payment otherwise contemplated to be made to us upon exercise of a Pre-Funded Warrant in payment of the aggregate exercise price, the holder may elect instead to receive upon such exercise (either in whole or in part) the net number of shares of common stock determined according to a formula set forth in the Pre-Funded Warrants.

Appointment of Francisco Morales to the Board of Directors

On March 12, 2025, our Board of Directors (the “Board”) appointed Francisco Morales as a member of the Board, effective as of March 20, 2025, to fill the vacancy created by Chad Steelberg’s resignation as a director on March 12, 2025. Mr. Morales will serve as a Class III director until our 2026 annual meeting of stockholders and until his successor is elected and qualified, or until his earlier death, retirement, resignation or removal. Mr. Chad Steelberg will continue to serve as a strategic advisor to us following his resignation from the Board.

Limited Consent to Credit Agreement

On March 13, 2025, we entered into a Limited Consent (the “Limited Consent”) to our Credit and Guaranty Agreement, dated December 13, 2023 (the “Credit Agreement”), with the lenders and administrative agent party thereto. Pursuant to the Limited Consent, the lenders consented to the delivery by us of our audited consolidated financial statements for the fiscal year ended December 31, 2024 and a report of our independent certified public accountants relating thereto that do not meet certain requirements of the Credit Agreement requiring, among other things, delivery of audited consolidated financial statements and a report thereon of our independent certified public accountants that are unqualified as to going concern. As consideration for the Limited Consent, we paid an aggregate of $1.0 million in cash to the lenders party to the Limited Consent.

First Amendment to Credit Agreement

On April 24, 2025, we entered into a First Amendment to Credit and Guaranty Agreement (the “First Amendment”). The First Amendment provides that (a) the minimum Consolidated Liquidity (as defined in the Credit Agreement) covenant is reduced from $15 million to $10 million for the period of time beginning on April 24, 2025 and extending through June 16, 2025, and (b) the mandatory prepayment covenant under the Credit Agreement with respect to asset sales is amended to (i) require that 100% of the Net Asset Sale Proceeds (as defined in the Credit Agreement) be used to repay the obligations under the Credit Agreement (increased from 60% of the Net Asset Sale Proceeds prior to the First Amendment), and (ii) clarify the requirement that we use all future proceeds that we receive in connection with the Divestiture, including any earn-out payments and releases of previously escrowed amounts, to repay obligations under the Credit Agreement.

In connection with obtaining the requisite lenders’ consent to the First Amendment, we issued to the consenting lenders 228,311 shares of our common stock, representing a number of shares having an aggregate value equal to $500,000, based on a price per share of $2.19, which was the closing price per share of our common stock on The Nasdaq Stock Market LLC on April 23, 2025, the trading day immediately prior to the effective date of the First Amendment.

Except as set forth in the Limited Consent and the First Amendment, the terms of the Credit Agreement remain unchanged.

Opportunities, Challenges, and Risks

During the three months ended March 31, 2025 and 2024, we derived our revenue primarily through our Commercial Enterprise customers and secondarily through our Public Sector customers.

We are a leader in AI-based Software Products & Services. Our proprietary AI operating system, aiWARE, uses machine learning algorithms, or AI models, together with a suite of powerful applications, to reveal valuable insights from vast amounts of structured and unstructured data. Historically, we have derived a large portion of our Software Product & Services revenue from applications we internally developed from our aiWARE platform and actively sold across various customers. Beginning in mid-fiscal year 2022, economic conditions, including those resulting from the pullback in the macroeconomic environment caused by inflation, high interest rates, tariffs and trade tensions, as well as geopolitical factors such as the Russia-Ukraine war and the Israel-Hamas war, negatively impacted parts of our consumption-based operations and financial results. As a result, our Software Products & Services revenue decreased from $84.8 million during the year ended December 31, 2022 to $68.4 million during the year ended December 31, 2023, and decreased further to $61.1 million during the year ended December 31, 2024. These economic and geopolitical factors have continued to impact our financial results, including in the first quarter of 2025, resulting in Software Products & Services revenue of $14.5 million for the three months ended March 31, 2025, a decrease of 4.8% as compared to the prior year period. This decrease in Software Products & Services revenue was also due in part to lower consumption across our Commercial Enterprise customer base, including Amazon and certain one-time software revenue recognized in 2024 that did not recur at the same rate in 2025.

To align our operating structure with this revenue decline, we enacted significant cost reductions during fiscal years 2023 and 2024. In January 2023, we announced our plans to reduce costs through the optimization of our operational structure. In February 2024, we announced additional cost reduction and restructuring initiatives, the result of which was a reduction in our global workforce of approximately 13% during fiscal 2024. From January 1, 2023 through December 31, 2024, our total reduction in workforce was 19%. As of March 31, 2025, we have achieved $40.0 million of net annualized strategic cost reductions since January 1, 2023 as a result of our organizational restructuring and realignment efforts. We increased our sales and marketing spending in the first quarter of 2025, as compared to the trailing twelve months in order to support our efforts to diversify our customer base and increase sales within our existing customer base, and as a result of our acquisition of (a) 100% of the issued and outstanding share capital of (i) Broadbean Technology Pty Ltd I, (ii) Broadbean Technology Limited, (iii) Broadbean, Inc., and (iv) CareerBuilder France S.A.R.L., and (b) certain assets and liabilities related thereto (the foregoing clauses (i) and (ii) together, “Broadbean”) in June 2023; however, these increased investments were partially offset by our 2024 and 2023 cost-reduction initiatives.

As of March 31, 2025, our total Software Products & Services customers declined to 3,156, which was a decrease of 6.7% as compared to March 31, 2024. This change was largely driven by planned migration of legacy CareerBuilder customers off the Broadbean software platform, offset by increases in Public Sector. In addition, smaller hiring agency customers experienced a drop in hiring as a result of the challenging macroeconomic environment, which contributed to the decrease in Software Products & Services customers, but did not have a significant impact on our financial results for the quarter ended March 31, 2025 or year ended December 31, 2024. To continue our effort to grow our customer base and overall revenue, we continue to invest aggressively in existing customers and acquiring new customers.

We believe our Software Products & Services will extend the capabilities of many third-party software platforms and products that are widely used today. For example, we believe that, when integrated with aiWARE, our Veritone Hire solutions customers will be given greater visibility and transparency in their hiring processes. Further and with the recently announced Intelligent Digital Evidence Management System (“iDEMs”) and Veritone Data Refinery (“VDR”) launches, we now offer a suite of aiWARE applications to address the growing issue of unstructured digital data management faced by commercial and public safety and federal government sectors today. In 2025, we expect a substantial portion of our growth to come from our iDEMs and VDR solutions. In addition, we recently announced that we achieved Amazon Web Services (“AWS”) Advanced Tier Services status, advancing the deployment of our AI solutions and capabilities across the AWS platform, and we have historically integrated aiWARE across many platforms, including Alteryx, Snowflake and the NVIDIA® CUDA® GPU-based platform, enabling dramatic increases in aiWARE’s processing speed and providing a wide range of new use cases for our technology. We are in the process of developing and marketing more specific use cases for these and future integrations, which we believe will open new markets for our products and accelerate our long-term revenue growth opportunities.

We believe our operating results and performance are, and will continue to be, driven by various factors that affect our industry. Our ability to attract, grow and retain customers for our aiWARE platform is highly sensitive to rapidly changing technology and is dependent on our ability to maintain the attractiveness of our platform, content and services to our customers. Our near term growth opportunities across our Software Products & Services include VDR and the expansion of our iDEMs platform across our public sector. Our future revenue and operating growth will rely heavily on our ability to grow and retain our Software Products & Services customer base, continue to develop and deploy quality and innovative AI-driven applications and enterprise-level offerings, provide unique and attractive content and related services to our customers, continue to grow in newer markets such as Public Sector and our VDR opportunity, expand aiWARE into larger and more expansive enterprise engagements and manage our corporate overhead costs. While we believe we will be successful in these endeavors, we cannot guarantee that we will succeed in generating substantial long term operating growth and profitability.

Prior to 2024, we pursued an opportunistic strategy of acquiring companies to help accelerate our organic growth. Our acquisition strategy has been threefold: (i) to increase the scale of our business in markets we are in today, (ii) to accelerate growth in new markets and product categories, including expanding our existing engineering and sales resources, and (iii) to accelerate the adoption of aiWARE as the universal AI operating system through venture or market-driven opportunities. While we believe there are strategic acquisition targets that can accelerate our entry into and expand our existing market share in key strategic markets, as well as our ability to grow our business, there is no certainty our historical or future acquisitions will achieve these objectives. Conversely, we have pursued and may continue to pursue opportunistic sales of certain business operations that are not strategic to us long-term, such as the divestitures of our Veritone energy solutions group in the second quarter of 2023 and Veritone One in October 2024.

In October 2024, we divested our wholly-owned subsidiary, Veritone One, for a total purchase price of up to $104.0 million. This strategic decision was made to enhance our focus on our core business and growth initiatives, particularly in Software Products & Services. By divesting non-core assets, we aim to streamline operations, reduce complexity, and allocate resources more effectively toward areas that align with our long-term strategic goals. The Divestiture has allowed us to concentrate on organic growth, enabling greater innovation, operational efficiency, and the ability to respond more swiftly to market opportunities within our primary business segments. As a result of this transaction, we expect to see potential positive impacts, e.g., improved margins, increased operational efficiency, more effective allocation of capital and believe that this sharper focus will drive sustainable growth and value creation for our shareholders moving forward.

For the three months ended March 31, 2025, our total revenues were $22.5 million, as compared to $24.2 million for the three months ended March 31, 2024, a decrease of 7.0% over the prior-year period, driven by a decrease in Software Products & Services revenue from the planned migration of legacy CareerBuilder customers off the Broadbean software platform and a decrease in Managed Services revenue primarily due to lower revenue from licensing customers and representation services, in each case, compared to the prior year period. Our gross profit for the three months ended March 31, 2025 was $13.7 million as compared to $16.3 million for the three months ended March 31, 2024, a decrease of 16.0%, driven by a decrease in revenue and the increase in depreciation of internally developed software costs compared to the prior year period. For the three months ended March 31, 2025, our non-GAAP gross profit (calculated as described in “Non-GAAP Financial Measures” below) decreased to $14.6 million as compared to $17.2 million for the three months ended March 31, 2024, driven by the decrease in revenue and higher cost of revenue compared to the prior year period. Gross profit and non-GAAP gross profit (calculated as described in “Non-GAAP Financial Measures” below) are dependent upon our ability to grow our revenue by expanding our customer base and increasing business with existing customers, and to manage our costs by negotiating favorable economic terms with cloud computing providers such as AWS and Microsoft Azure. While we are focused on continuing to improve our gross profit and non-GAAP gross profit, our ability to attract and retain customers to grow our revenue will be highly dependent on our ability to implement and continually improve upon our technology and services and improve our technology infrastructure and operations as we experience increased network capacity constraints due to our growth.

During the three months ended March 31, 2025, we reported a net loss of $19.9 million as compared to a net loss of $25.2 million during the three months ended March 31, 2024. During the three months ended March 31, 2025, we reported a non-GAAP net loss of $11.1 million as compared to a non-GAAP net loss of $7.6 million during the three months ended March 31, 2024. To continue to grow our revenue, we will continue to make targeted investments in people, namely software engineers and sales personnel. However, considering the current challenging macro-economic environment throughout 2024 and 2023, we have made and are continuing to make significant cost reductions to our operating structure to better streamline our business and prioritization around our growth and corresponding investments. These cost reduction initiatives began in the latter half of 2022 and have continued through the first quarter of 2025, and include reductions in workforce and certain legacy operating costs, as well as the sale of our energy solutions group. As a result of these initiatives, we believe we will be able to accelerate our pathway toward long term profitability.

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

Impact of Current Global Economic Conditions

Global economic and business activities continue to face uncertainty as a result of macroeconomic and geopolitical factors, the imposition of tariffs, trade tensions, and global trade disputes, lingering economic disruption caused by labor shortages, inflation rates and the responses by central banking authorities to control inflation, monetary supply shifts, recession risks, and disruptions from the Russia-Ukraine conflict, the Israel-Hamas war and conflict in surrounding regions. In particular, business operations at our Herzliya, Israel office location where we do development work on our Veritone Hire solutions products have been, and may continue to be, impacted by the war in Israel. A small portion of our Israel-based employees, and a number of their family members, have been conscripted into military service. The extent of the impact of these factors on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, and the impact on our customers, partners and employees, all of which have uncertainty and cannot be predicted. These global economic conditions and any continued or new disruptions caused by these conditions may negatively impact our business in a number of ways. For example, our Veritone Hire solutions are sold to businesses whose financial conditions fluctuate based on general economic and business conditions, particularly the overall demand for labor and the economic health of current and prospective employers.

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

Due to the nature of our business, the effect of these macroeconomic conditions may not be fully reflected in our results of operations until future periods. We have assessed the potential credit deterioration of our customers due to changes in the macroeconomic environment and have determined that no additional allowance for credit losses was necessary due to credit deterioration as of March 31, 2025. The most significant risks to our business and results of operations are discussed in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2024.

Non-GAAP Financial Measures and Key Performance Indicators

In evaluating our cash flows and financial performance, we use certain non-GAAP financial measures, including non-GAAP net income (loss), non-GAAP net income (loss) from continuing operations, non-GAAP net income (loss) from discontinued operations, non-GAAP gross profit, and non-GAAP gross margin. We also provide certain key performance indicators (“KPIs”), including Total Software Products & Services Customers, Annual Recurring Revenue (SaaS), Annual Recurring Revenue (Consumption), Total New Bookings and Gross Revenue Retention.

Non-GAAP net income (loss) is calculated as our net income (loss) adjusted to exclude net income from discontinued operations, net of income taxes, interest expense, net, income taxes, depreciation and amortization, stock-based compensation, change in fair value of earnout receivable, contingent purchase compensation expense, foreign currency impact and other, acquisition and due diligence costs, severance and executive transition costs, and non-GAAP net income from discontinued operations. Non-GAAP net income (loss) from continuing operations is calculated as our net loss from continuing operations adjusted to exclude net income from discontinued operations, net of income taxes, interest expense, net, income taxes, depreciation and amortization, stock-based compensation, change in fair value of earnout receivable, contingent purchase compensation expense, foreign currency impact and other, acquisition and due diligence costs, and severance and executive transition costs. Non-GAAP net income (loss) from discontinued operations is calculated as our net income from discontinued operations adjusted to exclude interest expense, net, income taxes, depreciation and amortization, stock-based compensation, acquisition due diligence costs, and severance and executive transition costs.

Non-GAAP gross profit is calculated as gross profit with adjustments to add back depreciation and amortization related to cost of revenue and stock-based compensation. Non-GAAP gross margin is defined as non-GAAP gross profit divided by revenue.

We present non-GAAP net income (loss), non-GAAP net income (loss) from continuing operations, non-GAAP net income (loss) from discontinued operations, non-GAAP gross profit, and non-GAAP gross margin because management believes such information to be important supplemental measures of performance that are commonly used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. Management also uses this information internally for forecasting, budgeting and measuring annual bonus compensation targets for its executive personnel, including its named executive officers. Our non-GAAP net income (loss) provides our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations, as it eliminates the effect of items that are often unrelated to overall operating performance. Our non-GAAP gross profit and non-GAAP gross margin allow investors and our management team to analyze our operating performance by excluding expenses that are not directly related to the cost of providing goods and services.

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

The following table provides a reconciliation of net loss to non-GAAP net loss:

	Three Months Ended
	March 31, 2025	March 31, 2024
Net loss	$(19,875)	$(25,198)
Net income from discontinued operations, net of income taxes	—	(1,002)
Interest expense, net	2,628	2,462
Income taxes	(326)	(1,045)
Depreciation and amortization	6,948	7,425
Stock-based compensation	1,743	1,534
Change in fair value of earnout receivable	(3,654)	—
Contingent purchase compensation expense	75	317
Foreign currency impact and other	(416)	416
Acquisition and due diligence costs	268	903
Severance and executive transition costs	465	3,844
Other non-recurring items(1)	1,014	—
Non-GAAP net loss from continuing operations	(11,130)	(10,344)
Non-GAAP net income from discontinued operations(2)	—	2,725
Non-GAAP net loss	$(11,130)	$(7,619)

(1)
Other non-recurring items for the three months ended March 31, 2025 consists of fees paid to the lenders in connection with the Limited Consent to the Credit Agreement as described further in Note 4, Debt, included elsewhere in this Quarterly Report on Form 10-Q.
(2)
A reconciliation of non-GAAP net income from discontinued operations to GAAP net income from discontinued operations for the three months ended March 31, 2024 is set forth in the table below.

Three Months Ended
March 31, 2024
Net income from discontinued operations, net of income taxes	$1,002
Interest expense, net	1,528
Depreciation and amortization	77
Stock-based compensation	74
Acquisition and due diligence costs	38
Severance and executive transition costs	6
Non-GAAP net income from discontinued operations	$2,725

The following table provides a reconciliation of gross profit to Non-GAAP gross profit and gross margin to Non-GAAP gross margin:

	Three Months Ended
	March 31, 2025	March 31, 2024
Revenue	$22,463	$24,153
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	7,834	6,947
Depreciation and amortization related to cost of revenue	915	879
GAAP gross profit	13,714	16,327
Depreciation and amortization related to cost of revenue	915	879
Stock-based compensation	—	(1)
Non-GAAP gross profit	$14,629	$17,205
GAAP gross margin	61.1%	67.6%
Non-GAAP gross margin	65.1%	71.2%

GAAP gross profit of $13.7 million for the three months ended March 31, 2025 declined $2.6 million, or 16.0%, as compared to the three months ended March 31, 2024 primarily due to a decline in revenue, coupled with higher cost of revenue and depreciation and amortization. GAAP gross margin of 61.1% for the three months ended March 31, 2025 declined 650 basis points as compared to the three months ended March 31, 2024 as a result of higher depreciation and amortization, coupled with year-over-year declines in higher gross margin revenue from consumption-based and one-time software revenue.

Non-GAAP gross profit of $14.6 million for the three months ended March 31, 2025 declined $2.6 million, or 15.0%, as compared to the three months ended March 31, 2024 primarily due to a decline in revenue, coupled with higher cost of revenue. Non-GAAP gross margin of 65.1% for the three months ended March 31, 2025 declined 610 basis points as compared to the three months ended March 31, 2024 due to year-over-year declines in higher gross margin revenue from consumption-based and one-time software revenue. Historically, our gross margin and non-GAAP gross margin have been impacted significantly by the mix of our Software Products & Services revenue and our Managed Services revenue in any given period because our Managed Services revenue typically has a lower overall non-GAAP gross margin than our Software Products & Services revenue.

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

Software Products & Services Supplemental Financial Information

The following table sets forth the results for each of our Software Products & Services supplemental financial information.

	Quarter Ended
	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024	March 31, 2025
Total Software Products & Services Customers(1)	3,384	3,437	3,291	3,237	3,156
Annual Recurring Revenue (SaaS) (in 000's)(2)	$49,064	$49,223	$48,269	$47,549	$47,494
Annual Recurring Revenue (Consumption) (in 000's)(3)	$23,510	$18,701	$15,011	$11,245	$11,223
Total New Bookings (in 000's)(4)	$12,964	$14,047	$16,471	$13,228	$15,835
Gross Revenue Retention(5)	>90%	>90%	>90%	>90%	> 90%

(1)
“Total Software Products & Services Customers” includes Software Products & Services customers as of the end of each respective quarter set forth above with net revenues in excess of $10 during the last month of the quarter and also excludes any customers categorized by us as trial or pilot status. Management uses Total Software Products & Services Customers and we believe Total Software Products & Services Customers are useful to investors because it more accurately reflects our total customers for our Software Products & Services inclusive of Broadbean.
(2)
“Annual Recurring Revenue (SaaS)” represents an annualized calculation of monthly recurring subscription-based SaaS revenue during the last month of the applicable quarter for all Total Software Products & Services customers. Management uses “Annual Recurring Revenue (SaaS)” and we believe Annual Recurring Revenue (SaaS) is useful to investors because Broadbean significantly increases our mix of subscription-based SaaS revenues as compared to consumption-based revenues and the split between the two allows us to delineate between predictable recurring SaaS revenues and more volatile consumption-based revenues.
(3)
“Annual Recurring Revenue (Consumption)” represents the trailing twelve months of all non-recurring and/or consumption-based revenue for all active Total Software Products & Services customers. Management uses “Annual Recurring Revenue (Consumption)” and we believe Annual Recurring Revenue (Consumption) is useful to investors because Broadbean significantly increases our mix of subscription-based SaaS revenues as compared to consumption-based revenues and the split between the two allows us to delineate between predictable recurring SaaS revenues and more volatile consumption-based revenues.
(4)
“Total New Bookings” represents the total fees payable during the full contract term for new contracts received in the quarter (including fees payable during any cancellable portion and an estimate of license fees that may fluctuate over the term), excluding any variable fees under the contract (e.g., fees for cognitive processing, storage, professional services and other variable services).
(5)
“Gross Revenue Retention” represents a calculation of our dollar-based gross revenue retention rate as of the period end by starting with the revenue from Software Products & Services Customers as of the three months in the prior year quarter to such period, or Prior Year Quarter Revenue. We then deduct from the Prior Year Quarter Revenue any revenue from Software Products & Services Customers who are no longer customers as of the current period end, or Current Period Ending Software Customer Revenue. We then divide the total Current Period Ending Software Customer Revenue by the total Prior Year Quarter Revenue to arrive at our dollar-based gross retention rate, which is the percentage of revenue from all Software Products & Services Customers from our Software Products & Services as of the year prior that is not lost to customer churn.

Results of Operations

The following tables set forth our results of operations for the three months ended March 31, 2025 and 2024, in dollars and as a percentage of our revenue for those periods. The period-to-period comparisons of our historical results are not necessarily indicative of the results that may be expected in the future.

	Three Months Ended
	March 31, 2025	March 31, 2024
Revenue	$22,463	$24,153
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	7,834	6,947
Sales and marketing	10,105	9,948
Research and development	5,206	8,425
General and administrative	14,004	15,778
Depreciation and amortization	6,948	7,425
Total operating expenses	44,097	48,523
Operating loss	(21,634)	(24,370)
Interest expense, net	2,628	2,462
Other expense (income), net	(4,061)	413
Loss from continuing operations before income taxes	(20,201)	(27,245)
Income taxes	(326)	(1,045)
Net loss from continuing operations	(19,875)	(26,200)
Net income from discontinued operations, net of income taxes	—	1,002
Net loss	$(19,875)	$(25,198)

	Three Months Ended
	March 31, 2025	March 31, 2024
Revenue	100.0%	100.0%
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	34.9%	28.8%
Sales and marketing	45.0%	41.2%
Research and development	23.2%	34.9%
General and administrative	62.3%	65.3%
Depreciation and amortization	30.9%	30.7%
Total operating expenses	196.3%	200.9%
Operating loss	(96.3)%	(100.9)%
Interest expense, net	11.7%	10.2%
Other expense (income), net	(18.1)%	1.7%
Loss from continuing operations before income taxes	(89.9)%	(112.8)%
Income taxes	(1.5)%	(4.3)%
Net loss from continuing operations	(88.5)%	(108.5)%
Net income from discontinued operations, net of income taxes	—%	4.1%
Net loss	(88.5)%	(104.3)%

Comparison of the Three Months Ended March 31, 2025 and 2024

Revenue

We serve two customer groups: (1) Commercial Enterprise, which today consists of customers in the commercial sector, including media and entertainment customers, representation customers and Veritone Hire solutions customers (inclusive of Broadbean customers); and (2) Public Sector, which consists of customers in the public sector industries, including state, local and federal government, legal, and compliance customers.

Software Products & Services consists of revenue generated from our aiWARE platform, including our VDR product, and Veritone Hire talent acquisition solutions, any related support and maintenance services, and any related professional services associated with the deployment and/or implementation of such solutions.

Managed Services consists of revenues generated from content licensing customers, representation services, and, to a lesser extent, from advertising customers and related services.

	Three Months Ended
	March 31, 2025			March 31, 2024
	Commercial Enterprise	Public Sector	Total	Commercial Enterprise	Public Sector	Total
Software Products & Services	$13,149	$1,334	$14,483	$13,703	$1,517	$15,220

Managed Services:
Representation Services	2,771	—	2,771	3,492	—	3,492
Licensing	5,209	—	5,209	5,441	—	5,441
Total Managed Services	7,980	—	7,980	8,933	—	8,933

Total revenue	$21,129	$1,334	$22,463	$22,636	$1,517	$24,153

Commercial Enterprise

Commercial Enterprise Software Products & Services revenue decreased $0.6 million, or 4.0%, in the three months ended March 31, 2025 compared to the corresponding prior-year period primarily due to decreases of $1.5 million driven principally by lower consumption-based revenue and, to a lesser extent, foreign exchange rate declines in Europe as compared to the US dollar and and economic and geopolitical factors, partially offset by an approximate $0.9 million increase in VDR revenue. Commercial Enterprise Managed Services revenue decreased $1.0 million, or 10.7%, in the three months ended March 31, 2025 compared to the corresponding prior-year period driven by declines in live event services and VeriAds as a result of the more challening macro environment.

Public Sector

Public Sector Software Products & Services revenue decreased $0.2 million, or 12.1%, in the three months ended March 31, 2025 compared to the corresponding prior-year period primarily due to fluctuations in timing and magnitude of spend by public safety and federal customers. In some cases, Software Products & Services revenue from Public Sector customers in certain markets, particularly our government customers, can be project-based and impacted by the timing of such projects. As such, we expect that our revenue from these markets could fluctuate significantly from period to period

Operating Expenses

Cost of Revenue (Exclusive of Depreciation and Amortization)

Cost of revenue increased $0.9 million in the three months ended March 31, 2025 compared to the corresponding prior-year period primarily due to a higher mix of lower margin revenue during the three months ended March 31, 2025, including VDR. During the three months ended March 31, 2025, Software Products & Services products accounted for 64.5% of revenues compared to 63.0% in the prior year period. Cost of revenue as a percentage of revenue increased to 34.9% from 28.8% during the three months ended March 31, 2025.

Sales and Marketing

Sales and marketing increased $0.2 million in the three months ended March 31, 2025 compared to the corresponding prior-year period primarily due to increased advertising expense. Sales and marketing as a percentage of revenue increased to 45.0% from 41.2% during the three months ended March 31, 2025.

Research and Development

Research and development decreased $3.2 million, or 38.2%, in the three months ended March 31, 2025 compared to the corresponding prior-year period primarily due to decreased personnel-related costs resulting from various cost reduction initiatives enacted throughout fiscal year 2024, partially offset by a decrease in capitalized internal-use software costs and an increase in outside consulting services. Research and development as a percentage of revenue decreased to 23.2% from 34.9% during the three months ended March 31, 2025.

General and Administrative

General and administrative decreased $1.8 million, or 11.2%, in the three months ended March 31, 2025 compared to the corresponding prior-year period primarily due to decreased personnel-related costs resulting from various cost reduction initiatives enacted throughout fiscal year 2024.

Depreciation and Amortization

Depreciation and amortization expense decreased $0.5 million, or 6.4%, in the three months ended March 31, 2025 compared to the corresponding prior-year period primarily due to certain long-lived assets being fully depreciated in the latter half of 2024.

Interest Expense, Net

Interest expense, net increased $0.2 million, or 6.7%, in the three months ended March 31, 2025 compared to the corresponding prior-year period primarily due to a decrease in interest income, partially offset by a decrease in interest expense as a result of a decrease in the outstanding principal amount under our senior secured term loan under the Credit Agreement (the “Term Loan”).

Other Expense (Income), Net

Other income, net of $4.1 million for the three months ended March 31, 2025 was primarily due to a $3.7 million favorable change in the fair value of the Veritone One earnout receivable and a favorable foreign currency impact. Other expense, net of $0.4 million for the three months ended March 31, 2024 was primarily due to an unfavorable foreign currency impact.

Net Income From Discontinued Operations

On October 17, 2024, we completed the Divestiture. The Divestiture was strategic, primarily allowing us to focus on our AI solutions, and secondarily improving our financial liquidity with the net proceeds from the Divestiture. During the third quarter of 2024, we determined that Veritone One met the criteria to be classified as discontinued operations. As a result, the historical financial results of Veritone One are reflected in our condensed consolidated financial statements herein as discontinued operations and, as such, have been excluded from continuing operations for all periods presented on a retrospective basis, unless otherwise stated. See Note 3 on Discontinued Operations included elsewhere in this Quarterly Report on Form 10-Q for more information.

Net income from discontinued operations was $1.0 million for the three months ended March 31, 2024 and primarily consisted of (i) revenue of $7.5 million, offset by cost of revenue of $0.1 million, other operating expenses of $4.9 million and $1.5 million of net interest expense allocations primarily due to the repayment of our Term Loan as a result of the Divestiture.

Liquidity and Capital Resources

We have historically generated negative cash flows from operations and have primarily financed our operations through the sale of equity securities and debt. In January 2025, we issued and sold an aggregate of 4,414,878 shares of common stock at a price of $2.53 per share and pre-funded warrants to purchase up to 3,608,838 shares of common stock at a price of $2.52 per pre-funded warrant, with an exercise price of $0.01, in a registered direct offering. The aggregate gross proceeds were approximately $20.3 million, before deducting estimated offering expenses. Additionally, in accordance with the term of that certain sales agreement we entered into with Needham & Company, LLC and H.C. Wainwright & Co., LLC (the “Sales Agents”), we may offer and sell shares of our common stock having an aggregate offering price of up to $35.0 million from time to time through the Sales Agents (the “ATM Program”). As of March 31, 2025, we have received $4.7 million in gross proceeds for sales of 1,707,791 shares of our common stock under the ATM Program.As of March 31, 2025, we had cash and cash equivalents of $16.1 million. We also may receive additional proceeds in connection with the Divestiture, including any earn-out payments and releases of previously escrowed amounts, all of which proceeds, if received, must be used to repay our Term Loan.

As of March 31, 2025, we had $39.2 million aggregate principal amount outstanding under our Term Loan and $91.3 million aggregate principal amount outstanding under our Convertible Notes (as defined in Note 4, Debt). The Term Loan matures on December 13, 2027 and requires prepayment in full if $30.0 million or more of aggregate principal amount of the Convertible Notes are outstanding on August 14, 2026. The Convertible Notes mature on November 15, 2026. See Note 4, Debt, included elsewhere in this Quarterly Report on Form 10-Q for more information regarding the Term Loan and the Convertible Notes

Based on our liquidity position as of March 31, 2025 and our current forecast of operating results and cash flows, absent any other action, management determined that there is substantial doubt about our ability to continue as a going concern over the twelve months following the filing of this Quarterly Report on Form 10-Q, principally driven by our current debt service obligations, historical negative cash flows and recurring losses. As a result, we will require additional liquidity to continue our operations over the next twelve months.

In the near term, and to meet our obligations as they come due, we are evaluating additional strategies to obtain funding for future operations. These strategies may include, but are not limited to, obtaining equity financing, debt and/or further restructuring of operations to grow revenues and decrease operating expenses, which include capturing past cost reductions and potential future cost synergies from our past acquisitions.

The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business, including having sufficient liquidity in the future to meet, among other things, our covenants under the Credit Agreement (as defined in Note 4, Debt). We may not be able to access additional equity under acceptable terms, and may not be successful in future operational restructurings, earning any of our deferred purchase consideration, meeting the minimum liquidity threshold under our Credit Agreement or growing our revenue base, and our ability to execute on our operating plans may be materially adversely impacted. If we become unable to continue as a going concern, we may have to dispose of other or additional assets and might realize significantly less value than the values at which they are carried on our condensed consolidated financial statements. These actions may cause our stockholders to lose all or part of their investment in our common stock. The condensed consolidated financial statements do not include any adjustments that might result from us being unable to continue as a going concern. If we cannot continue as a going concern, adjustments to the carrying values and classification of our assets and liabilities and the reported amounts of income and expenses could be required and could be material.

Cash Flows

A summary of cash flows from our operating, investing and financing activities is shown in the table below (in thousands):

	Three Months Ended
	March 31, 2025	March 31, 2024
Net cash used in operating activities – continuing operations	$(17,044)	$(15,898)
Net cash used in investing activities – continuing operations	(1,353)	(1,838)
Net cash provided by (used in) financing activities – continuing operations	17,861	(1,674)
Effect of exchange rates on cash, cash equivalents, and restricted cash	(413)	—
Net change in cash, cash equivalents, and restricted cash from continuing operations	$(949)	$(19,410)

Operating Activities

Net cash used in continuing operating activities was $17.0 million for the three months ended March 31, 2025, an increase of $1.1 million from $15.9 million for the three months ended March 31, 2024. The increase was primarily due to a $4.4 million unfavorable change in operating assets and liabilities, partially offset by a $3.2 million decrease in net loss from continuing operations excluding non-cash and reconciling items disclosed within our condensed consolidated statement of cash flows. The $4.4 million of unfavorable changes in operating assets and liabilities was primarily driven by unfavorable changes in accrued expenses and other current liabilities and accounts receivable, partially offset by favorable changes in accounts payable, deferred revenue, and other non-current liabilities. The $3.2 million decrease in net loss excluding non-cash and reconciling items was primarily driven by lower operating expenses and favorable changes in non-cash and reconciling items including deferred income taxes, partially offset by lower revenue and unfavorable changes in non-cash and reconciling items including change in fair value of earnout receivable and depreciation and amortization.

Investing Activities

Net cash used in continuing investing activities was $1.4 million for the three months ended March 31, 2025, a decrease of $0.4 million from $1.8 million for the three months ended March 31, 2024. The decrease was due to a $0.4 million decrease in capital expenditures.

Financing Activities

Net cash provided by continuing financing activities was $17.9 million for the three months ended March 31, 2025, an increase of $19.6 million as compared to net cash used in continuing financing activities of $1.7 million for the three months ended March 31, 2024. The increase was primarily due to a $19.9 million increase in proceeds from issuance of common stock and pre-funded warrants under our registered direct offering in January 2025, net of issuance costs, and a $1.8 million favorable impact from the settlement of deferred consideration for acquisitions in 2024, partially offset by a $1.9 million increase in repayment of our senior secured term loan.

Contractual Obligations and Known Future Cash Requirements

As of March 31, 2025, our debt obligations are comprised of our Term Loan and our 1.75% convertible senior notes due in 2026 (the “Convertible Notes”). As of March 31, 2025, we have $39.2 million principal amount outstanding under our Term Loan that matures in December 2027 and $91.3 million aggregate principal amount outstanding of our Convertible Notes that mature in November 2026.

As of March 31, 2025, we have no other present agreements or commitments with respect to any material acquisitions of businesses or technologies or any other material capital expenditures.

As of March 31, 2025, we have recorded $2.3 million of gross liability for uncertain tax positions, including interest and penalties. Based upon the information available and possible outcomes, we cannot reasonably estimate the amount and period in which the liability might be paid.

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

Our critical accounting estimates reflecting management’s estimates and judgments are described in our Annual Report on Form 10-K for the year ended December 31, 2024. We have reviewed recently issued accounting pronouncements and are evaluating the potential impact, if any, on our condensed consolidated financial statements. Accordingly, there have been no material changes to critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by Item 305 of Regulation S-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2025. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to enable timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms promulgated by the SEC. Our management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and there is no assurance that our disclosure controls and procedures will operate effectively under all circumstances. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2025, our disclosure controls and procedures were not effective at the reasonable assurance level due to the following material weaknesses in internal control over financial reporting.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

During the preparation of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, management identified a material weakness in internal control over financial reporting relating to a lack of an effective information and communication process that identified and assessed the source of and controls necessary to ensure the reliability of information used in financial reporting and for providing information required for effective activity level controls. This material weakness was not remediated as of March 31, 2025 and could have resulted in a material misstatement to our interim condensed consolidated financial statements that would not be prevented or detected on a timely basis.

During the preparation of our Annual Report on Form 10-K for the fiscal years ended December 31, 2023 and 2022, management identified the following material weaknesses in internal control over financial reporting, which still exist as of March 31, 2025:

•
Management identified a material weakness in internal control over financial reporting relating to the consolidation process and review of financial statements specifically pertaining to our design of controls to determine proper accounting for certain foreign exchange transactions and translation between Veritone, Inc. and certain foreign subsidiaries. This material weakness did not result in any identified material misstatements to the financial statements. However, this material weakness could have resulted in a material misstatement to our annual or interim condensed consolidated financial statements that would not be prevented or detected and corrected on a timely basis.
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

Related to the findings above, management concluded that during the year ended December 31, 2023, we did not maintain appropriately designed entity-level controls impacting the control environment or monitoring controls to prevent or detect material misstatements to the consolidated financial statements. Specifically, these deficiencies were attributed to (i) a lack of a sufficient number of qualified resources to perform control activities and (ii) insufficient risk assessment and monitoring activities as a result of untimely or ineffective identification of internal control risks to properly design, test, implement and assess effective internal controls over financial reporting. This material weakness has not been remediated as of March 31, 2025.

Remediation of Material Weaknesses in Internal Control Over Financial Reporting

In order to remediate the material weaknesses, management is taking remediation actions including:

(i)
continued engagement since March 2024 with an outside firm to assist us with our remediation actions;
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
(v)
implementing an IT management review and testing plan to monitor ITGCs with a specific focus on systems supporting our financial reporting processes; and
(vi)
hiring and train staff on proper accounting for foreign exchange translation, transactions when consolidating foreign subsidiaries and the proper, accurate and timely evaluation of the realizability of long-lived assets, including goodwill and intangible assets. Management has also hired additional staff to oversee the implementation and testing of these remediation actions.

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

Changes in Internal Control over Financial Reporting

While management continues to make progress on its remediation efforts, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Risks affecting our business are discussed in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 10-K”). There have been no material changes to our risk factors as previously disclosed in our 2024 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)
Exhibit Index:

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date
2.1†	Securities and Asset Purchase Agreement, dated as of May 27, 2023, by and among Veritone, Inc., Veritone UK Ltd., CareerBuilder, LLC, CareerBuilder International Holding B.V. and CareerBuilder France Holding, LLC	8-K	2.1	5/31/2023
2.2†^	Equity Purchase Agreement, dated as of October 17, 2024, by and among Veritone, Inc., Veritone One, LLC and Oxford Buyer, LLC	8-K	2.1	10/23/2024
3.1	Third Amended and Restated Certificate of Incorporation of the Registrant	8-K	3.1	5/23/2017
3.2	Amended and Restated Bylaws of the Registrant	8-K	3.2	5/23/2017
4.1	Form of Pre-Funded Warrant issued to Esousa Group Holdings, LLC	8-K	4.1	1/2/2025
10.1	Securities Purchase Agreement, dated as of January 2, 2025, by and among Veritone, Inc. and Esousa Group Holdings, LLC	8-K	10.1	1/2/2025
10.2	Limited Consent, dated March 13, 2025, to Credit Agreement, dated December 13, 2023, by and among Veritone, Inc., certain of its direct and indirect subsidiaries and the other parties thereto	8-K	10.1	3/17/2025
10.3†	First Amendment to Credit and Guaranty Agreement, dated April 24, 2025, by and among Veritone, Inc., certain of its direct and indirect subsidiaries and the other parties thereto	8-K	10.1	4/24/2025
10.4*	Veritone, Inc. Non-Employee Director Compensation Policy, effective as of January 1, 2025

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a–14(a) or 15d–14(a) of the Exchange Act
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a–14(a) or 15d–14(a) of the Exchange Act
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S. Section 1350
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** The certifications furnished as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Subsection 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Exchange Act and are not to be incorporated by reference into any of the Registrant’s filings under the Securities Act, irrespective of any general incorporation language contained in any such filing.

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

Date: May 12, 2025