Form 10-Q
period 2025-06-30
Veritone, Inc.
filed 2025-08-08
CIK 1615165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

There were 55,271,810 shares of common stock outstanding as of August 1, 2025.

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

The forward-looking statements included herein represent our management’s current expectations and assumptions based on information available as of the date of this report. These statements involve numerous known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that may cause or contribute to such differences include, but are not limited to:

•
our ability to continue as a going concern, including our ability to service our debt obligations as they come due over the next twelve months and our ability to repay or refinance our debt prior to its scheduled maturity;
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
•
our ability to manage, and obtain the benefits from, our cost reduction efforts;
•
our reliance upon a limited number of key customers for a significant portion of our revenue, including declines in key customers’ usage of our products and other offerings;
•
our ability to realize the intended benefits of our acquisitions, sales, divestitures and other planned cost savings measures, including the sale of our full-service advertising agency, Veritone One (as defined below) and our ability to successfully integrate our acquisition of Broadbean (as defined below);
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VERITONE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share and share data)

(Unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$13,568	$16,911
Accounts receivable, net	31,859	31,997
Prepaid expenses and other current assets	12,513	10,498
Total current assets	57,940	59,406
Property, equipment, and improvements, net	10,676	10,052
Intangible assets, net	47,732	59,500
Goodwill	53,110	53,110
Restricted cash	288	407
Other assets	17,060	15,585
Total assets	$186,806	$198,060
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$15,088	$11,023
Deferred revenue	12,345	12,056
Term Loan, current portion (Note 4)	7,750	7,750
Accrued purchase compensation, current portion	1,213	1,200
Accrued expenses and other current liabilities	28,446	28,928
Total current liabilities	64,842	60,957
Convertible Notes	90,428	90,135
Term Loan, non-current portion (Note 4)	18,669	21,316
Accrued purchase compensation, non-current portion	—	900
Other non-current liabilities	11,649	11,300
Total liabilities	185,588	184,608
Commitments and contingencies (Note 9)
Stockholders' equity (deficit):
Common stock, par value $0.001 per share; 150,000,000 shares authorized; 47,583,142 and 40,217,628 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	55	41
Additional paid-in capital	515,982	480,477
Accumulated other comprehensive income (loss)	(866)	214
Accumulated deficit	(513,953)	(467,280)
Total stockholders' equity	1,218	13,452
Total liabilities and stockholders' equity	$186,806	$198,060

See the accompanying notes to unaudited condensed consolidated financial statements.

VERITONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share and share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Revenue	$24,013	$24,058	$46,476	$48,211
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	7,478	6,342	15,312	13,289
Sales and marketing	11,096	11,208	21,201	21,156
Research and development	4,932	6,082	10,138	14,507
General and administrative	12,653	13,855	26,657	29,633
Depreciation and amortization	7,172	6,877	14,120	14,302
Total operating expenses	43,331	44,364	87,428	92,887
Operating loss	(19,318)	(20,306)	(40,952)	(44,676)
Interest expense, net	3,434	3,034	6,062	5,496
Other expense (income), net	3,162	115	(899)	528
Loss from continuing operations before income taxes	(25,914)	(23,455)	(46,115)	(50,700)
Income taxes	884	(78)	558	(1,123)
Net loss from continuing operations	(26,798)	(23,377)	(46,673)	(49,577)
Net income from discontinued operations, net of income taxes	—	1,146	—	2,148
Net loss	$(26,798)	$(22,231)	$(46,673)	$(47,429)
Earnings (Loss) per share:
Loss per share from continuing operations, basic and diluted	$(0.54)	$(0.62)	$(0.95)	$(1.32)
Earnings per share from discontinued operations, basic and diluted	$—	$0.03	$—	$0.06
Loss per share, basic and diluted	$(0.54)	$(0.59)	$(0.95)	$(1.26)
Weighted-average common shares outstanding used in computing loss per share, basic and diluted	49,626,642	37,814,019	48,988,604	37,583,623
Comprehensive loss:
Net loss	$(26,798)	$(22,231)	$(46,673)	$(47,429)
Foreign currency translation adjustment, net of income taxes	(660)	(220)	(1,080)	(1)
Total comprehensive loss	$(27,458)	$(22,451)	$(47,753)	$(47,430)

See the accompanying notes to unaudited condensed consolidated financial statements.

VERITONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balance as of December 31, 2024	40,217,628	$41	$480,477	$214	$(467,280)	$13,452
Common stock issued under employee stock plans	321,806	—	140			140
Common stock withheld for employee taxes and other	(90,610)	—	(285)			(285)
Common stock and pre-funded warrants issued in connection with registered direct offering, net of offering costs	4,414,878	4	19,938			19,942
Stock-based compensation			1,800			1,800
Net loss					(19,875)	(19,875)
Foreign currency translation adjustment, net of income taxes				(420)		(420)
Balance as of March 31, 2025	44,863,702	45	502,070	(206)	(487,155)	14,754
Common stock issued under employee stock plans	262,990	—	—			—
Common stock withheld for employee taxes and other	(34,687)	—	(56)			(56)
Common stock issued in connection with term loan amendment	482,055	1	873			874
Common stock issued in connection with at-the-market offering, net of offering costs	2,009,082	2	3,178			3,180
Common stock and pre-funded warrants issued in connection with registered direct offering, net of offering costs	—	7	8,153			8,160
Stock-based compensation			1,764			1,764
Net loss					(26,798)	(26,798)
Foreign currency translation adjustment, net of income taxes				(660)		(660)
Balance as of June 30, 2025	47,583,142	$55	$515,982	$(866)	$(513,953)	$1,218

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balance as of December 31, 2023	37,186,348	$38	$468,015	$(10)	$(429,896)	$38,147
Common stock issued under employee stock plans	297,460	—	218			218
Common stock withheld for employee taxes and other	(61,304)	—	(247)			(247)
Common stock issued in connection with warrant exercises	206,957	—	—			—
Stock-based compensation			1,726			1,726
Net loss					(25,198)	(25,198)
Foreign currency translation adjustment, net of income taxes				219		219
Balance as of March 31, 2024	37,629,461	38	469,712	209	(455,094)	14,865
Common stock issued under employee stock plans	317,468	1	16			17
Common stock withheld for employee taxes and other	(73,721)	—	(358)			(358)
Common stock issued in connection with warrant exercises	91,153	—	—			—
Stock-based compensation			2,233			2,233
Net loss					(22,231)	(22,231)
Foreign currency translation adjustment, net of income taxes				(220)		(220)
Balance as of June 30, 2024	37,964,361	$39	$471,603	$(11)	$(477,325)	$(5,694)

See the accompanying notes to unaudited condensed consolidated financial statements.

VERITONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended
	June 30, 2025	June 30, 2024
Cash flows from operating activities:
Net loss	$(46,673)	$(47,429)
Less: net income from discontinued operations, net of income taxes	—	(2,148)
Net loss from continuing operations	(46,673)	(49,577)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	14,120	14,302
Stock-based compensation	3,453	3,593
Non-cash interest expense	2,507	2,833
Deferred income taxes	(315)	(2,464)
Provision for credit losses	668	548
Reduction in carrying amount of operating lease right-of-use assets	489	237
Change in fair value of earnout receivable	(784)	—
Changes in operating assets and liabilities:
Accounts receivable	(530)	3,339
Prepaid expenses and other current assets	815	2,065
Other assets	(11)	30
Accounts payable	3,570	(7,738)
Deferred revenue	289	653
Accrued expenses and other current liabilities	(2,797)	500
Other non-current liabilities	(78)	341
Net cash used in operating activities – continuing operations	(25,277)	(31,338)
Net cash provided by operating activities – discontinued operations	—	3,547
Net cash used in operating activities	(25,277)	(27,791)
Cash flows from investing activities:
Capital expenditures	(2,311)	(3,247)
Sale of non-marketable equity investment	—	1,800
Net cash used in investing activities – continuing operations	(2,311)	(1,447)
Net cash used in investing activities – discontinued operations	—	(152)
Net cash used in investing activities	(2,311)	(1,599)
Cash flows from financing activities:
Repayment of senior secured term loan	(3,875)	(1,938)
Proceeds from issuance of stock and pre-funded warrants under registered direct offerings and at-the-market offering, net of offering costs	29,449	—
Debt issuance costs	(114)	—
Proceeds from issuance of stock under employee stock plans, net	140	235
Taxes paid related to net share settlement of equity awards	(341)	(456)
Settlement of deferred consideration for acquisitions	—	(1,800)
Net cash provided by (used in) financing activities – continuing operations	25,259	(3,959)
Net cash provided by financing activities – discontinued operations	—	—
Net cash provided by (used in) financing activities	25,259	(3,959)
Effect of exchange rates on cash, cash equivalents, and restricted cash	(1,133)	—
Net change in cash, cash equivalents, and restricted cash	(3,462)	(33,349)
Cash, cash equivalents, and restricted cash, beginning of period	17,318	80,306
Cash, cash equivalents, and restricted cash, end of period	13,856	46,957
Less: cash, cash equivalents, restricted cash included in discontinued operations	—	(39,357)
Cash, cash equivalents, and restricted cash included in continuing operations	$13,856	$7,600
Non-cash investing and financing activities:
Stock-based compensation capitalized as part of internal-use software	110	212
Lease liabilities arising from right-of-use assets	1,840	—
Shares issued for debt issuance costs	873	—
Capital expenditures included in accounts payable	496	—

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

2. Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated interim financial information of the Company has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s (“SEC”) Regulation S-X. Accordingly, as permitted by Article 10 of Regulation S-X, it does not include all of the information required by generally accepted accounting principles in the U.S. (“U.S. GAAP”) for complete financial statements. The condensed consolidated balance sheet as of December 31, 2024 was derived from the audited financial statements at that date and does not include all the disclosures required by U.S. GAAP, as permitted by Article 10 of Regulation S-X. The Company’s unaudited condensed consolidated financial statements as of June 30, 2025 and for the three and six months ended June 30, 2025 and 2024 include Veritone, Inc. and all of its subsidiaries. In the opinion of management, the accompanying financial information contains all adjustments, consisting of normal recurring adjustments, necessary to state fairly the Company’s unaudited condensed consolidated financial statements as of June 30, 2025 and for the three and six months ended June 30, 2025 and 2024. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 10-K”). Operating results for the three and six months ended June 30, 2025 and 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

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

Liquidity, Capital Resources and Going Concern

These consolidated financial statements have been prepared in accordance with U.S. GAAP assuming the Company will continue as a going concern over the next twelve months through August 2026. Based on the Company’s liquidity position as of June 30, 2025 and the Company’s current forecast of operating results and cash flows, absent any other action, management determined that there is substantial doubt about the Company’s ability to continue as a going concern over the twelve months following the filing of this Quarterly Report on Form 10-Q, principally driven by the Company’s current debt service obligations, historical negative cash flows and recurring losses. As a result, the Company will require additional liquidity to continue its operations over the next twelve months.

The Company is exploring potential financing structures, including discussions with its current debt holders, which it believes could improve its current liquidity position and balance sheet. There can be no assurance that any refinancing will be completed. The Company also continues to evaluate additional strategies to obtain funding for future operations, including, but not limited to, obtaining equity financing and/or further restructuring of operations to grow revenues and decrease operating expenses, which include capturing past cost reductions and potential future cost synergies from its past acquisitions.

The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business, including having sufficient liquidity in the future to meet, among other things, the Company’s covenants under the Credit Agreement (as defined in Note 4, Debt). The Company may not be able to access additional equity under acceptable terms, and may not be successful in future financial and operational restructurings, earning any of its deferred purchase consideration, meeting its minimum liquidity threshold under its Credit Agreement or growing its revenue base, and its ability to execute on its operating plans may be materially adversely impacted. If the Company becomes unable to continue as a going concern, it may have to dispose of other or additional assets and might realize significantly less value than the values at which they are carried on its condensed consolidated financial statements. These actions may cause the Company’s stockholders to lose all or part of their investment in the Company’s common stock. The condensed consolidated financial statements do not include any adjustments that might result from the Company being unable to continue as a going concern. If the Company cannot continue as a going concern, adjustments to the carrying values and classification of its assets and liabilities and the reported amounts of income and expenses could be required and could be material.

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

Remaining Performance Obligations

As of June 30, 2025, the aggregate amount of the transaction prices under the Company’s contracts allocated to the Company’s remaining performance obligations was $34,927, approximately 60% of which the Company expects to recognize as revenue over the next twelve months, and the remainder thereafter to be recognized over the next five years. This aggregate amount excludes amounts allocated to remaining performance obligations under contracts that have an original duration of one year or less and variable consideration that is allocated to remaining performance obligations. Excluded based on this policy are balances related to Veritone Hire solutions representing gross purchase orders to be satisfied in less than one year. Revenues will be recognized net of costs to fulfill these orders.

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

Significant segment expenses, which represent the difference between revenue and loss from continuing operations before provision for income taxes, consist of the following:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Revenue	$24,013	$24,058	$46,476	$48,211
Less:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	7,478	6,342	15,312	13,289
Personnel costs	17,545	19,476	34,988	40,122
Consultants	783	619	1,806	2,991
Marketing	1,100	2,028	2,094	2,745
Accounting fees	1,211	868	2,705	2,081
Legal fees	449	482	949	1,173
Outside services	423	456	698	1,044
Software expenses	1,890	2,010	3,777	4,045
Stock-based compensation expense	1,710	2,058	3,453	3,593
Severance	742	792	984	1,904
Depreciation and amortization	7,172	6,877	14,120	14,302
Other segment items	2,828	2,356	6,542	5,598
Operating loss	(19,318)	(20,306)	(40,952)	(44,676)
Interest expense, net	3,434	3,034	6,062	5,496
Other expense (income), net	3,162	115	(899)	528
Income taxes	884	(78)	558	(1,123)
Net income from discontinued operations, net of income taxes	—	1,146	—	2,148
Net loss	$(26,798)	$(22,231)	$(46,673)	$(47,429)

Other segment items include occupancy, insurance, and other costs.

Seasonality

The Company experiences seasonal fluctuations in its revenue and operating performance as a result of the utilization of its platform and associated revenues from its Software Products & Services. In particular, certain Commercial Enterprise revenues, including Veritone Hire revenues, have historically been higher in the second half of each fiscal year, consistent with the hiring and spending cycles of the Company’s larger customers. The Company also experiences seasonality as a result of factors such as the timing of large projects, the length and complexity of sales cycles, trends impacting the Company’s target vertical markets and the Company’s revenue recognition policies and any changes to those policies. Within a given quarter, a higher proportion of the Company’s agreements are signed toward the end of such quarter. Although these seasonal factors are common in the technology industry, historical patterns should not be considered a reliable indicator of our future sales activity or performance.

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

3. Discontinued Operations, Business Combinations, and Divestiture

Discontinued Operations and Divestiture of Veritone One

On the Divestiture Closing Date, the Company completed the sale of its wholly-owned subsidiary, Veritone One, to the Purchaser pursuant to the Purchase Agreement. Veritone One operated the Company’s full-service advertising agency business and its disposal represented a strategic shift that had a major impact on the Company’s operations and financial results, as it enabled the Company to focus on its core software and applications and reduce its dependency on advertising-related services. As a result, Veritone One met both the held for sale and discontinued operations presentation criteria and comprised operations and cash flows that could be distinguished, operationally and for financial reporting purposes, from the rest of the Company. Since the Company operates as one reporting unit, the Company allocated goodwill to discontinued operations on a relative fair value basis in comparison to the value of the overall company (see Note 7).

In connection with the Divestiture, the Company and the Purchaser entered into a transition services agreement. The transition services agreement outlines the information technology, people, and facility support the Company expected to provide to the Purchaser for a period of six months after the Divestiture Closing Date with options to be extended. The total service fee amount for each service would not exceed the actual costs to provide such service. The transition services agreement terminated as of April 15, 2025.

The Divestiture was structured as a simultaneous “sign and close” transaction and closed on the Divestiture Closing Date. On the Divestiture Closing Date, the Company received cash proceeds of $59,053, which reflected the aggregate purchase price of $104,000 (the “Veritone One Sale Price”), less $18,000 subject to an earnout described below, $20,297 of purchase price adjustments, and $6,650 placed in escrow accounts described below. The Company may receive the earnout of either $18,000, $13,000, $8,000, $3,000, or $0 in cash proceeds based on the achievement of certain net revenue targets by Veritone One between January 1, 2025 and December 31, 2025 (as further described in the Purchase Agreement, the "Earnout"). Of the amounts placed in escrow, $1,500 was placed in an escrow account for potential purchase price adjustments and an aggregate of $5,150 was placed in escrow accounts for the potential satisfaction of post-closing indemnification claims (the “Indemnity Escrow”), in each case subject to the terms and limitations set forth in the Purchase Agreement. On May 15, 2025, the Company and the Purchaser determined that the closing purchase price exceeded the final purchase price, and jointly instructed the escrow agent to release from the purchase price adjustment escrow (i) $1,372 to the Purchaser and (ii) the remaining balance of $128 to the Company. As of June 30, 2025, the remaining $5,150 Indemnity Escrow was recorded in prepaid expenses and other current assets and other assets within the Company’s condensed consolidated balance sheet in the amounts of $3,650 and $1,500, respectively.

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

Veritone One’s results of operations for the three and six months ended June 30, 2024 are disclosed as discontinued operations and excluded from continuing operations within the Company’s condensed consolidated financial statements and notes thereto.

The operating results of the Company's discontinued operations for the three and six months ended June 30, 2024 were as follows (unaudited):

	Three Months Ended	Six Months Ended
	June 30, 2024	June 30, 2024
Revenue	$6,934	$14,417
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	238	337
Sales and marketing	1,443	3,275
General and administrative	2,527	5,472
Depreciation and amortization	82	159
Total operating expenses	4,290	9,243
Operating income	2,644	5,174
Interest expense, net	1,463	2,991
Income before income taxes	1,181	2,183
Income taxes	35	35
Net income	$1,146	$2,148

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

4. Debt

Senior Secured Term Loan

On December 13, 2023 (the “Term Loan Closing Date”), the Company and certain of its subsidiaries, as guarantors, entered into a Credit and Guaranty Agreement (as amended, the “Credit Agreement”) with certain funds managed by Highbridge Capital Management, LLC and with certain other lenders (collectively, the “Lenders”) and Wilmington Savings Fund Society, FSB, as administrative agent and collateral agent. The Credit Agreement provides for a $77,500 senior secured term loan (the “Term Loan”), which was fully drawn by the Company on the Term Loan Closing Date. On the Term Loan Closing Date, the Company used $37,500 of the Term Loan proceeds to repurchase $50,000 principal amount of its Convertible Notes (as defined below). As a result of the collective transactions at the Term Loan Closing Date, the Company recorded the Term Loan at fair value and recognized a one-time gain of $30,000 on the extinguishment of convertible debt. The initial discount on the Term Loan of $23,807 along with the capitalized issuance costs of $3,120 each will be amortized to interest expense over the term of the loan using the effective interest method. The amortization of initial discounts and issuance costs was $1,156 and $1,421 for the three months ended June 30, 2025 and 2024, respectively, and $2,215 and $2,753 for the six months ended June 30, 2025 and 2024, respectively.

In October 2024, the Company, as required by the terms of the Credit Agreement, used net proceeds from the Divestiture to pay down $30,512 in principal and $3,051 in prepayment premiums and $252 in accrued interest on the Term Loan. As of June 30, 2025, $37,301 aggregate principal amount remained outstanding under the Term Loan.

The Company is the borrower under the Credit Agreement and all indebtedness outstanding under the Credit Agreement is guaranteed by each of the Company’s direct and indirect material subsidiaries (the Company and the guarantors, collectively, the “Credit Parties”). Pursuant to a Pledge and Security Agreement, dated December 13, 2023 (the “Pledge and Security Agreement”), the Term Loan is secured by a first-priority security interest in and lien on substantially all tangible and intangible property of the Credit Parties and a pledge of equity interests held by the Credit Parties. The Credit Agreement has certain customary default provisions, representations and warranties and affirmative and negative covenants, and originally contained a minimum Consolidated Liquidity (as defined in the Credit Agreement) covenant to maintain unrestricted cash and cash equivalents of at least $15,000 at all times (which covenant was later amended by the First Amendment, the Second Amendment and the Third Amendment, as further described below). The Company was in compliance with the amended covenants under the Credit Agreement at June 30, 2025.

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

On April 24, 2025, the Company entered into a First Amendment to Credit and Guaranty Agreement (the “First Amendment”). The First Amendment provides that (a) the minimum Consolidated Liquidity (as defined in the Credit Agreement) covenant is reduced from $15,000 to $10,000 for the period of time beginning on April 24, 2025 and extending through June 16, 2025, and (b) the mandatory prepayment covenant under the Credit Agreement with respect to asset sales is amended to (i) require that 100% of the Net Asset Sale Proceeds (as defined in the Credit Agreement) be used to repay the obligations under the Credit Agreement (increased from 60% of the Net Asset Sale Proceeds prior to the First Amendment), and (ii) clarify the requirement that the Company use all future proceeds that it receives in connection with the previously closed sale of its formerly wholly-owned subsidiary, Veritone One, including any earn-out payments and releases of previously escrowed amounts, to repay obligations under the Credit Agreement. In connection with obtaining the requisite lenders’ consent to the First Amendment, the Company issued to the consenting lenders 228,311 shares of the Company’s common stock, representing a number of shares having an aggregate value equal to $500, based on a price per share of $2.19, which was the closing price per share of the Company’s common stock on The Nasdaq Global Market on April 23, 2025, the trading day immediately prior to the effective date of the First Amendment. For accounting purposes, pursuant to FASB ASC Topic 470, Debt (“ASC 470”), this transaction was accounted for as a modification of the Credit Agreement. The $500 of costs were recorded on the Company’s condensed consolidated balance sheet and are being amortized over the life of the Credit Agreement using the effective-interest method.

On June 13, 2025, the Company entered into a Second Amendment to Credit and Guaranty Agreement (the “Second Amendment”). The Second Amendment provides that the minimum Consolidated Liquidity (as defined in the Credit Agreement) covenant is (i) reduced to $5 million for the period of time beginning on June 13, 2025 and extending through June 30, 2025, (ii) increased to $10 million for the period of time beginning on July 1, 2025 and extending through August 31, 2025 and (iii) increased to $15 million beginning on September 1, 2025 and extending through maturity. In connection with obtaining the requisite lenders’ consent to the Second Amendment, the Company issued to the consenting lenders 253,744 shares of the Company’s common stock, representing a number of shares having an aggregate value equal to $373, based on a price per share of $1.47, which was the closing price per share of the Company’s common stock on The Nasdaq Global Market on June 12, 2025, the trading day immediately prior to the effective date of the Second Amendment. For accounting purposes, pursuant to ASC 470, this transaction was accounted for as a modification of the Credit Agreement. The $373 of costs were recorded on the Company’s condensed consolidated balance sheet and are being amortized over the life of the Credit Agreement using the effective-interest method.

On June 30, 2025, the Company entered into a Third Amendment to Credit and Guaranty Agreement (the “Third Amendment”). The Third Amendment provides that the minimum Consolidated Liquidity (as defined in the Credit Agreement) covenant (i) shall not be less than $5 million for the period of time beginning on June 13, 2025 and extending through August 31, 2025 and (ii) shall be increased to $15 million beginning on September 1, 2025 and extending through maturity. The Company did not pay a consent fee in connection with the Third Amendment. Except as set forth in the Limited Consent, the First Amendment, the Second Amendment, and the Third Amendment, the terms of the Credit Agreement remain unchanged.

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

The Credit Agreement, as amended, requires mandatory prepayments from the net cash proceeds received by the Credit Parties for among other things (i) certain asset sales as described above, and (ii) insurance recoveries on loss of property that are not otherwise reinvested in other assets of the Credit Parties at a 10% prepayment premium. The Credit Agreement also requires prepayment of the Term Loan in full if $30,000 or more of aggregate principal amount of the Convertible Notes are outstanding on August 14, 2026. The Company may elect to prepay the Term Loan, in whole or in part, in cash, subject to a make-whole premium during the first year of the Term Loan, a 14.0% prepayment premium during the second year of the Term Loan, and a 7.0% premium during the third year of the Term Loan.

For the three months ended June 30, 2025 and 2024, interest expense related to the Term Loan, including amortization of initial discounts and issuance costs, was $2,276 and $4,131, respectively. For the six months ended June 30, 2025 and 2024, interest expense related to the Term Loan, including amortization of initial discounts and issuance costs, was $4,751 and $8,188, respectively. The effective annual interest rate was approximately 35.3%.

Interest expense was allocated to discontinued operations using the proportion of the principal repayment required to be made as a result of the Divestiture over the total Term Loan principal outstanding at the Divestiture Closing Date. Interest on debt that is required to be repaid as a result of a disposal is allocated to discontinued operations, as is the case under the Credit Agreement. As a result, the Company allocated interest expense and amortization of discounts and issuance costs relating to repayment of the Term Loan, as required by the Divestiture, to discontinued operations. For the three and six months ended June 30, 2024, the Company allocated $1,648 and $3,234, respectively, of interest expense, including amortization of initial discounts and issuance costs, to discontinued operations as a result of the Divestiture.

On the Term Loan Closing Date, the Company issued warrants (the “Warrants”) to the Lenders (in such capacity, the “Warrant Holders”) to purchase up to 3,008,540 shares of the Company’s Common Stock at an exercise price of $2.576 per share with a termination date of December 12, 2028. At the date of issuance, the Company classified the Warrants as equity and recognized them in additional paid-in capital within its consolidated balance sheet. As of June 30, 2025, there were 2,508,683 Warrants that remained unexercised and outstanding.

As of June 30, 2025, the remaining annual scheduled principal payments of the Term Loan were as follows:

Amount
2025	$3,875
2026	7,750
2027	25,676
Total principal payments	$37,301

Convertible Senior Notes

In November 2021, the Company issued, at par value, $201,250 aggregate principal amount of 1.75% convertible senior notes due 2026 (the “Convertible Notes”). The issuance included the full exercise of an option granted by the Company to the initial purchasers of the Convertible Notes to purchase an additional $26,250 aggregate principal amount of Convertible Notes. The Convertible Notes were issued pursuant to and are subject to the terms and conditions of an indenture, which is referred to as the Indenture, between the Company and U.S. Bank National Association, as trustee. The Convertible Notes were offered and sold in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. In December 2022, the Company repurchased $60,000 aggregate principal amount of the Convertible Notes at approximately 65% of par (the “2022 Repurchase Transaction”). In December 2023, the Company repurchased $50,000 aggregate principal amount of the Convertible Notes at approximately 75% of par (the “2023 Repurchase Transaction”). As of June 30, 2025, the Company has $91,250 in aggregate principal amount of the Convertible Notes outstanding and unamortized debt issuance costs of $822.

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

Interest expense related to the Convertible Notes, including amortization of issuance costs, was $546 and $542 for the three months ended June 30, 2025 and 2024, respectively, and $1,091 and $1,084 for the six months ended June 30, 2025 and 2024, respectively. The effective interest rate for the three and six months ended June 30, 2025 and 2024 was approximately 2.42%. As of June 30, 2025, the if-converted value of the Convertible Notes did not exceed the outstanding principal amount. As of June 30, 2025, the total estimated fair value of the Convertible Notes was $37,790, which was determined based on a market approach using actual bids and offers of the Convertible Notes in an over-the-counter market during the period. The Company considers these assumptions to be Level 2 inputs in accordance with the fair value hierarchy described in Note 6.

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

5. Loss Per Share

In January 2025, the Company sold and issued the January 2025 Pre-Funded Warrants (see Note 10), and in June 2025, the Company sold and issued the June 2025 Pre-Funded Warrants (see Note 10). The shares of common stock into which both the January 2025 Pre-Funded Warrants and June 2025 Pre-Funded Warrants may be exercised are considered outstanding from the date of issuance of the January 2025 Pre-Funded Warrants and June 2025 Pre-Funded Warrants for the purposes of computing basic loss per share because the shares may be issued for little or no consideration and because the January 2025 Pre-Funded Warrants and June 2025 Pre-Funded Warrants were fully vested and immediately exercisable upon issuance.

The following participating securities have been excluded from the computation of diluted loss per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Stock options and restricted stock units issued and outstanding	10,175	10,712	10,107	10,781
Warrants to purchase common stock	2,655	2,669	2,655	2,904
Common stock issuable in connection with convertible senior notes	2,483	2,483	2,483	2,483
Total	15,313	15,864	15,245	16,168

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents are comprised primarily of domestic and foreign bank accounts and money market funds. These cash and cash equivalents are valued based on Level 1 inputs which consist of quoted prices in active markets. To reduce its credit risk, the Company monitors the credit standing of the financial institutions that hold the Company’s cash and cash equivalents. As of June 30, 2025 and December 31, 2024, the Company’s cash and cash equivalents approximated their estimated fair value. As such, there are no unrealized gains or losses related to the Company’s cash and cash equivalents.

Veritone One Earnout Receivable

The Company made an accounting policy election to record the earnout receivable related to the Veritone One divestiture at fair value at inception, and it is categorized as Level 3 within the fair value hierarchy. The earnout receivable is recorded within other assets in the Company’s consolidated balance sheets as of June 30, 2025 and December 31, 2024. The earnout receivable for the Veritone One divestiture has been recorded at its fair value using a Monte Carlo simulation pricing model due to the variability of estimating future revenues associated with the Company’s earnout. These models incorporate contractual terms and assumptions regarding financial forecasts for Veritone One, discount rates, and volatility of forecasted revenue. The value of the Veritone One earnout receivable would decrease if a lower discount rate was used and would increase if a higher discount rate was used. Similarly, a higher revenue volatility assumption would increase the value of the Veritone One earnout receivable, and a lower revenue volatility assumption would decrease the value of the Veritone One earnout receivable. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management with the assistance of a third-party valuation specialist.

The following table sets forth the significant assumptions utilized to determine the fair value of the earnout receivable related to the sale of Veritone One as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Internal rate of return	22.5%	23.0%
Risk-free rate	4.8%	4.9%
Revenue volatility	45.0%	10.0%

The following table presents a summary of the change in the fair value of the earnout receivable, which was primarily driven by a decrease in forecasted revenues and the passage of time and is included in Other assets within the Company's consolidated balance sheets as of June 30, 2025 and December 31, 2024:

Veritone One Earnout Receivable
Fair value as of December 31, 2024	$7,667
Change in fair value included in Other expense (income), net	784
Fair value as of June 30, 2025	$8,451

Investments

The Company holds a strategic investment in a technology company that was determined to not have a readily determinable fair value. This investment is carried at a cost of $2,750 on the Company’s condensed consolidated balance sheets within other assets as of June 30, 2025 and December 31, 2024 and is categorized as Level 3 within the fair value hierarchy.

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

Because these investments do not have readily determinable fair values, the Company has elected to measure these investments under ASC 321, Investments–Equity Securities, at cost minus impairments, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments. No impairment was recorded for the three and six months ended June 30, 2025 and 2024. The Company re-measures its investments if there is an observable transaction in a class of security similar to the Company’s investments and there were no such re-measurements for the three and six months ended June 30, 2025 and 2024.

7. Goodwill and Other Intangible Assets

Goodwill recorded in connection with the Company’s acquisitions is primarily attributable to the assembled workforce and anticipated operational synergies. Goodwill was $53,110 as of both June 30, 2025 and December 31, 2024, respectively. There were no additions to, or impairments of, goodwill during the three and six months ended June 30, 2025 and 2024.

The gross carrying amounts and accumulated amortization of the Company’s finite-lived intangible assets as of June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$44,100	$(37,974)	$6,126
Customer relationships	99,000	(58,011)	40,989
Trademarks and trade names	2,300	(1,683)	617
Total finite-lived intangible assets	$145,400	$(97,668)	$47,732

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	44,100	(33,561)	10,539
Customer relationships	99,000	(50,866)	48,134
Trademarks and trade names	2,300	(1,473)	827
Total finite-lived intangible assets	$145,400	$(85,900)	$59,500

Amortization expense related to developed technology, customer relationships, and trademarks and trade names is recorded in depreciation and amortization within the Company’s consolidated statements of operations. Amortization expense of finite-lived intangible assets was $5,879 and $5,989 for the three months ended June 30, 2025 and 2024, respectively, and $11,826 and $11,981 for the six months ended June 30, 2025 and 2024, respectively.

The following table presents future amortization of the Company’s finite-lived intangible assets as of June 30, 2025:

Amount
2025	$9,689
2026	16,569
2027	13,541
2028	7,870
2029	20
2030	20
Thereafter	23
Total	$47,732

On May 31, 2025, the Company performed its annual goodwill impairment assessment. The Company determined that an indicator of impairment was present driven by a sustained decrease in the Company's stock price, and as a result, the Company performed a quantitative goodwill impairment assessment as of May 31, 2025 using the enterprise approach, which estimates fair value based on the overall value of the business, including debt, and determined that goodwill was not impaired, as the estimated fair value of the Company’s single reporting unit exceeded its carrying value.

As of June 30, 2025 the Company performed an updated analysis using a market approach, which estimates fair value based on the Company’s market capitalization and an estimate of a reasonable range of values of a control premium. The Company determined that goodwill was not impaired, as the estimated fair value of the Company’s reporting unit exceeded its carrying value. Additionally, as of May 31, 2025 and June 30, 2025, the Company performed a quantitative analysis of the recoverability of each of the Company’s asset groups. The result of the analyses was that the assets were not impaired, as the expected cash flows exceeded the carrying value for each asset group.

8. Consolidated Financial Statement Details

Consolidated Balance Sheets Details

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	June 30, 2025	December 31, 2024
Prepaid expenses	$5,074	$5,234
Indemnification escrow holdback	3,650	3,650
Other receivables	3,226	854
Other current assets	563	760
Prepaid expenses and other current assets	$12,513	$10,498

Other Assets

Other assets consisted of the following:

	June 30, 2025	December 31, 2024
Fair value of earnout receivable	$8,451	$7,667
Investments	2,990	2,990
Deferred tax assets	1,102	1,773
Operating lease right-of-use assets	2,191	840
Other	2,326	2,315
Other assets	$17,060	$15,585

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2025	December 31, 2024
Accrued compensation	$3,724	$4,504
Taxes payable	5,983	5,645
Current portion of operating lease liabilities	800	698
Royalties payable	5,545	3,199
Accrued trade payables	12,394	14,882
Accrued expenses and other current liabilities	$28,446	$28,928

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

Deferred Revenue
Balance as of December 31, 2024	$12,056
Less: revenue recognized	(6,012)
Additions to deferred revenue	7,419
Balance as of March 31, 2025	13,463
Less: revenue recognized	(7,889)
Additions to deferred revenue	6,771
Balance as of June 30, 2025	$12,345

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

The table below illustrates the presentation of our revenues based on the above definitions:

	Three Months Ended
	June 30, 2025			June 30, 2024
	Commercial Enterprise	Public Sector	Total	Commercial Enterprise	Public Sector	Total
Software Products & Services	$15,334	$2,135	$17,469	$14,510	$1,122	$15,632

Managed Services:
Representation Services	1,529	—	1,529	3,541	—	3,541
Licensing	5,015	—	5,015	4,885	—	4,885
Total Managed Services	6,544	—	6,544	8,426	—	8,426

Total revenue	$21,878	$2,135	$24,013	$22,936	$1,122	$24,058

	Six Months Ended
	June 30, 2025			June 30, 2024
	Commercial Enterprise	Public Sector	Total	Commercial Enterprise	Public Sector	Total
Software Products & Services	$28,483	$3,469	$31,952	$28,212	$2,640	$30,852

Managed Services:
Representation Services	4,301	—	4,301	7,033	—	7,033
Licensing	10,223	—	10,223	10,326	—	10,326
Total Managed Services	14,524	—	14,524	17,359	—	17,359

Total revenue	$43,007	$3,469	$46,476	$45,571	$2,640	$48,211

Other Expense (Income), Net

The $3,162 of other expense, net for the three months ended June 30, 2025 primarily consisted of a $2,870 loss on revaluation of the Veritone One earnout receivable. The $115 of other expense, net for the three months ended June 30, 2024 consisted of a $172 loss on sale of GridBeyond, partially offset by a $58 foreign currency impact.

The $899 of other income, net for the six months ended June 30, 2025 primarily consisted of a $784 gain on revaluation of the Veritone One earnout receivable. The $528 of other expense, net for the six months ended June 30, 2024 consisted of a $172 loss on sale of GridBeyond and a $355 foreign currency impact.

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

The Company’s effective tax rate was an expense of 3.4% and a benefit of 0.3% for the three months ended June 30, 2025 and 2024, respectively, and an expense of 1.2% and a benefit of 2.2% for the six months ended June 30, 2025 and 2024, respectively. The difference between the effective tax rate and the U.S. federal statutory rate of 21% is primarily due to a valuation allowance established on the Company’s domestic federal and state net deferred tax assets, as well as the impact of foreign operations subject to tax in foreign jurisdictions. The change in the effective tax rates for the three and six months ended June 30, 2025 as compared to the comparable prior year period is primarily due to the impact of taxes on foreign operations and valuation allowances against domestic net deferred tax assets.

As of June 30, 2025 and December 31, 2024, the Company had deferred tax assets of $1,102 and $1,773, respectively, and deferred tax liabilities of $5,401 and $6,387, respectively, which are included in other assets and other non-current liabilities, respectively, within the Company’s condensed consolidated balance sheets. As of June 30, 2025, the Company continues to provide a valuation allowance against deferred tax assets that are not expected to be realizable. The Company continues to evaluate the realizability of deferred tax assets and the related valuation allowance. If the Company’s assessment of the deferred tax assets or the corresponding valuation allowance were to change, the Company would record the related adjustment to income during the period in which the determination is made.

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

On July 4, 2025, the U.S. enacted H.R. 1 “A bill to provide for reconciliation pursuant to Title II of H. Con. Res. 14”, commonly referred to as the One Big Beautiful Bill Act (OBBBA). Changes in tax laws may affect recorded deferred tax assets and deferred tax liabilities and the Company’s effective tax rate in the future and the Company continues to evaluate the impacts the new legislation will have on its condensed consolidated financial statements. As a result of the enactment of H.R. 1, the Company anticipates an impact to the deferred tax liability and the income tax payable related to the provisions for 100% bonus depreciation for assets placed in service after January 19, 2025 and full expensing of domestic research and experimental expenditures. The Company is in the process of assessing the impact.

9. Leases, Commitments, and Contingencies

Leases

In January 2025, the Company entered into a non-cancellable agreement to lease office space in London to replace its existing office space. The base rent is approximately $2,529, translated at the March 31, 2025 spot rate, in the aggregate over the original lease term of 71 months from the commencement date.

Deferred Purchase Consideration

In connection with its acquisition of an influencer-based management company in March 2022 (the “March 2022 Acquisition”), the Company committed to make deferred purchase consideration payments of $1,500 within ten days of the first anniversary of the closing date of the March 2022 Acquisition and an additional $1,500 within ten days of the second anniversary of the closing date of the March 2022 Acquisition. The first payment of $1,500 was made during the first quarter of 2023 and the second payment of $1,500 was made during the first quarter of 2024.

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

In December 2024, the Company received $2,500 in unclaimed funds associated with the PandoLogic acquisition from its escrow agent. Based on the jurisdiction of the potential future claims and underlying statute of limitations, the Company has recognized the unclaimed funds as part of other non-current liabilities within its consolidated balance sheets, which amounted to $2,481 and $2,500 as of June 30, 2025 and December 31, 2024, respectively, and will continue to evaluate the merit of such claims.

10. Stockholders’ Equity

January 2025 Registered Direct Offering

On January 2, 2025, the Company issued and sold an aggregate of 4,414,878 shares of common stock at a price of $2.53 per share and pre-funded warrants to purchase up to 3,608,838 shares of common stock at a price of $2.52 per pre-funded warrant (the “January 2025 Pre-Funded Warrants”), with an exercise price of $0.01, in a registered direct offering with Esousa Group Holdings, LLC. The aggregate gross proceeds were approximately $20,300, before deducting estimated offering expenses.

The January 2025 Pre-Funded Warrants generally cannot be exercised if the holder’s aggregate beneficial ownership would be more than 9.99% of the total issued and outstanding shares of the Company’s common stock following such exercise. The exercise price and number of shares of common stock issuable upon the exercise of the January 2025 Pre-Funded Warrants are subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the warrant agreement.

The January 2025 Pre-Funded Warrants were evaluated pursuant to ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging. The Company classified the January 2025 Pre-Funded Warrants as a component of stockholders’ equity within additional paid-in capital and recorded them at fair value on the issuance date, which approximated their sales price. The January 2025 Pre-Funded Warrants were equity classified because they were freestanding financial instruments that are legally detachable and separately exercisable, were immediately exercisable, did not embody an obligation for the Company to repurchase its common shares, permitted the holders to receive a fixed number of common shares upon exercise, were indexed to the Company’s common shares and met the equity classification criteria.

June 2025 Registered Direct Offering and Private Placement

On June 30, 2025, the Company agreed to issue and sell an aggregate of 6,452,293 shares of the Company’s common stock at a price of $1.09 per share and pre-funded warrants to purchase up to 1,804,587 shares of the Company’s common stock (the “June 2025 Pre-Funded Warrants”), priced at $1.08 per pre-funded warrant, with an exercise price of $0.01 per share, to certain institutional and accredited investors in a registered direct offering. The sale and issuance of shares and warrants were completed on July 1, 2025. The aggregate gross proceeds were approximately $8,982, before deducting estimated offering expenses.

The June 2025 Pre-Funded Warrants provide that the holder may not exercise any portion of the June 2025 Pre-Funded Warrants to the extent that immediately prior to or after giving effect to such exercise, the holder (together with its affiliates) would beneficially own more than 9.99% of the Company’s outstanding common stock (the “Maximum Percentage”) after such exercise. By written notice to the Company, the holder may from time to time increase or decrease the Maximum Percentage to any other percentage specified not in excess of 19.99% (the “Maximum Cap”). Subject to the Maximum Percentage or, as applicable, the Maximum Cap, the June 2025 Pre-Funded Warrants are immediately exercisable and may be exercised at any time until the June 2025 Pre-Funded Warrants are exercised in full. If, at the time of exercise, there is no effective registration statement registering, or the prospectus contained therein is not available for the issuance or resale of the shares of common stock issuable from time to time upon exercise of the June 2025 Pre-Funded Warrants, in lieu of making cash payment otherwise contemplated to be made to the Company upon exercise of a June 2025 Pre-Funded Warrant in payment of the aggregate exercise price, the holder may elect instead to receive upon such exercise (either in whole or in part) the net number of shares of common stock determined according to a formula set forth in the June 2025 Pre-Funded Warrants. The exercise price and number of shares of common stock issuable upon the exercise of the June 2025 Pre-Funded Warrants are subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the June 2025 Pre-Funded Warrants.

The June 2025 Pre-Funded Warrants were evaluated pursuant to ASC 480 and ASC 815. The Company classified the June 2025 Pre-Funded Warrants as a component of stockholders’ equity within additional paid-in capital and recorded them at fair value on the issuance date, which approximated their sales price. The June 2025 Pre-Funded Warrants were equity classified because they were freestanding financial instruments that are legally detachable and separately exercisable, were immediately exercisable, did not embody an obligation for the Company to repurchase its common shares, permitted the holders to receive a fixed number of common shares upon exercise, were indexed to the Company’s common shares and met the equity classification criteria.

Additionally, on June 30, 2025, pursuant to the terms of the RDO Purchase Agreement, the Company and Ryan Steelberg, the Company’s President, Chief Executive Officer and Chairman of its Board of Directors, as trustee of The RSS Living Trust dated April 6, 2012 (the “RSS Trust”) entered into a securities purchase agreement (the “Steelberg Purchase Agreement”), pursuant to which the RSS Trust agreed to purchase from the Company, and the Company agreed to issue and sell to the RSS Trust, up to 709,220 shares of the Company’s common stock for a gross aggregate offering price of $1.0 million, at a price per share equal to the greater of (i) $1.41 (representing the consolidated closing bid price of the Company’s common stock on June 27, 2025) and (ii) the consolidated closing bid price of the Company’s common stock on the date that is the second full trading day after the date on which the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 (“Q2 Form 10-Q”) is filed with the SEC (such transaction, the “Private Placement” and such shares, the “Private Placement Shares”).

The Private Placement is expected to close on the third full trading day after the filing of the Company’s Q2 Form 10-Q with the SEC, subject to satisfaction of certain closing conditions. The Private Placement Shares will not be registered under the Securities Act and are being offered pursuant to the exemption from registration provided in Section 4(a)(2) of the Securities Act and Rule 506(b) promulgated thereunder. The RSS Trust is an “accredited investor” as such term is defined in Rule 501(a) under the Securities Act.

The Private Placement Shares were classified as a liability within the Company’s condensed consolidated balance sheet pursuant to ASC 480. The Private Placement Shares were liability classified because the Company will deliver a variable number of shares based on the closing bid price of its common stock on the trading day preceding the closing date, while the monetary obligation was fixed at inception. The liability was recorded at its fair value of approximately $1.0 million, equal to the gross aggregate offering price of the Private Placement Shares.

At the Market Program

On November 19, 2024, the Company entered into a sales agreement (the "Sales Agreement") with Needham & Company, LLC and H.C. Wainwright & Co., LLC (the “Sales Agents”), to establish an “at-the-market” equity offering program (the "ATM Program"), allowing the Company to offer and sell shares of its common stock having an aggregate offering price of up to $35,000 from time to time through the Sales Agents. Sales, if any, under the Sales Agreement are conducted as “at-the-market” equity offerings as defined in Rule 415(a)(4) under the Securities Act, including sales made directly on The Nasdaq Global Market or other trading markets for our common stock. The issuance and sale of shares have been and may continue to be made pursuant to the Company’s registration statement on Form S-3 (File No. 333-280148), which became effective on June 21, 2024, and the related prospectus supplement filed with the SEC on November 19, 2024. From inception through June 30, 2025, the Company has received $7,846 in net proceeds from sales of 3,716,873 shares of its common stock pursuant to the ATM Program.

The Company recorded $29,449 of total proceeds from the issuance of stock and pre-funded warrants under registered direct offerings, Private Placement, and at-the-market offering, net of offering costs, within financing activities on its condensed consolidated statement of cash flows for the six months ended June 30, 2025, which excludes $2,828 of proceeds that were received subsequent to the quarter end and therefore reflected as an asset within the Company’s condensed consolidated balance sheet as of June 30, 2025.

11. Stock-Based Compensation

The Company has stock-based compensation plans, which are more fully described in Note 11, Stock Plans, to the Consolidated Financial Statements included in the 2024 10-K. During the six months ended June 30, 2025, the Company granted restricted stock units (“RSUs”) subject to service conditions, RSUs subject to service and performance conditions, and RSUs subject to service and market conditions.

Stock Options

The following table summarizes the activities for all stock options under the Company’s stock-based compensation plans for the six months ended June 30, 2025:

	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value(1)
	(in thousands)			(in thousands)
Outstanding as of December 31, 2024(2)	8,438	$12.93
Granted	—	$—
Exercised	(3)	$2.56
Forfeited or expired(3)	(295)	$11.43
Outstanding as of June 30, 2025(2)	8,140	$12.98	3.7 years	$—
Exercisable as of June 30, 2025(4)	8,055	$13.02	3.7 years	$—
Vested and expected to vest as of June 30, 2025(5)	8,140	$12.98	3.7 years	$—

(1)
The intrinsic value is the amount by which the current market value of the underlying stock exceeds the exercise price of the stock awards.
(2)
Includes 3,553 and 3,620 performance condition stock options as of June 30, 2025 and December 31, 2024, respectively.
(3)
Includes 67 performance condition stock options.
(4)
Includes 3,553 performance condition stock options.
(5)
Includes 3,553 performance condition stock options.

There were no stock options granted during the three and six months ended June 30, 2025 and 2024. The total intrinsic value of stock options exercised during the three and six months ended June 30, 2025 and 2024 was immaterial.

As of June 30, 2025, the total unrecognized compensation cost related to all nonvested stock options was $538 and the related weighted-average period over which it is expected to be recognized was approximately 1.2 years.

Restricted Stock Units

The following table summarizes the activities for all RSUs under the Company’s stock-based compensation plans for the six months ended June 30, 2025:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Outstanding and nonvested as of December 31, 2024(1)	1,902	$4.94
Granted(2)	1,035	$3.48
Vested	(495)	$5.38
Forfeited(3)	(517)	$5.18
Outstanding and nonvested as of June 30, 2025(1)	1,925	$3.98

(1)
Includes 323 and 248 performance condition RSUs as of June 30, 2025 and December 31, 2024, respectively.
(2)
Includes 323 performance condition RSUs.
(3)
Includes 248 performance condition RSUs.

The total vesting date fair value of RSUs which vested during the three months ended June 30, 2025 and 2024 was $392 and $1,033, respectively. The total vesting date fair value of RSUs which vested during the six months ended June 30, 2025 and 2024 was $1,120 and $1,461, respectively.

As of June 30, 2025, the total unrecognized compensation cost related to all nonvested RSUs was $5,501 and the related weighted-average period over which it is expected to be recognized was approximately 1.9 years.

Stock-Based Compensation Expense

The following table provides information about stock-based compensation expense by award type:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Stock options	$255	$461	$589	$1,033
Restricted stock units	1,061	1,396	2,087	2,203
Employee stock purchase plan	394	201	777	357
Total stock-based compensation expense	$1,710	$2,058	$3,453	$3,593

The following table provides information about stock-based compensation expense by financial statement line item:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Cost of revenue (exclusive of depreciation and amortization)	$—	$—	$—	$(1)
Sales and marketing	254	286	518	445
Research and development	276	96	594	628
General and administrative	1,180	1,676	2,341	2,521
Total stock-based compensation expense	$1,710	$2,058	$3,453	$3,593

Stock-based compensation expense capitalized as part of internal-use software was $53 and $94 for the three months ended June 30, 2025 and 2024, respectively, and $110 and $212 for the six months ended June 30, 2025 and 2024, respectively.

12. Related Party Transactions

Steel Holdings Consulting Agreement

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

The Company determined that all future payments under the Amended Consulting Agreement are probable and estimable, and that substantially all benefits earned under the agreement relate to past services rendered. As such, the Company recognized a resulting acceleration charge of $1,484 to general and administrative expenses within its condensed consolidated statement of operations during the first quarter of 2024 and has accrued a liability for all future cash payments under the agreement on its condensed consolidated balance sheet, which amounted to $346 and $586 as of June 30, 2025 and December 31, 2024, respectively.

Appointment of Ryan Steelberg

Ryan Steelberg, the Company’s Chief Executive Officer, was appointed Chairman of the Board effective January 22, 2024, replacing Chad Steelberg who resigned as Chairman of the Board effective the same date. Chad Steelberg continued to serve as a member of the Company’s Board until his resignation effective as of March 12, 2025.

RSS Trust Private Placement

On June 30, 2025, pursuant to the terms of the RDO Purchase Agreement, the Company and Ryan Steelberg, as trustee of the RSS Trust, entered into the Steelberg Purchase Agreement, pursuant to which the RSS Trust agreed to purchase from the Company, and the Company agreed to issue and sell to the RSS Trust, up to 709,220 shares of the Company’s common stock for a gross aggregate offering price of $1.0 million, at a price per share equal to the greater of (i) $1.41 (representing the consolidated closing bid price of the Company’s common stock on June 27, 2025) and (ii) the consolidated closing bid price of the Company’s common stock on the date that is the second full trading day after the date on which the Q2 Form 10-Q is filed with the SEC. Refer to Note 10, Stockholders’ Equity, for additional information.

There were no other material related party transactions during the six months ended June 30, 2025.

13. Subsequent Events

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted. OBBBA amends U.S. tax law including provisions related to bonus depreciation, research and development and foreign derived intangible income. The Company is currently evaluating the impact of the OBBBA on its condensed consolidated financial statements.

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

Overview

Veritone, Inc., collectively with our subsidiaries, referred to as “Veritone,” “Company,” “we,” “our,” and “us,” is a provider of Artificial Intelligence (“AI”) solutions, powered by our proprietary AI operating system, aiWARE™, to deliver differentiated products and solutions to our Commercial Enterprise and Public Sector customers. Our Software Products & Services consist of revenues generated from Commercial Enterprise and Public Sector customers using our aiWARE platform and Veritone Hire solutions, any related support and maintenance services, and any related professional services associated with the deployment and/or implementation of such solutions. Our Managed Services consist of revenues generated from Commercial Enterprise customers using our content licensing and representation services, including influencer management and related operations.

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

During the three and six months ended June 30, 2025, we generated revenue of $24.0 million and $46.5 million, respectively, as compared to $24.1 million and $48.2 million during the three and six months ended June 30, 2024, respectively. Software Products & Services revenue was $17.5 million and $32.0 million during the three and six months ended June 30, 2025, respectively, as compared to $15.6 million and $30.9 million during the three and six months ended June 30, 2024, respectively. Managed Services revenue was $6.5 million and $14.5 million during the three and six months ended June 30, 2025, respectively, as compared to $8.4 million and $17.4 million during the three and six months ended June 30, 2024, respectively. During the three and six months ended June 30, 2025 and 2024, no customer represented more than 10% of our consolidated revenue.

Recent Developments

Credit Agreement Amendments

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

In connection with obtaining the requisite lenders’ consent to the First Amendment, we issued to the consenting lenders 228,311 shares of our common stock, representing a number of shares having an aggregate value equal to $500,000, based on a price per share of $2.19, which was the closing price per share of our common stock on The Nasdaq Global Market on April 23, 2025, the trading day immediately prior to the effective date of the First Amendment.

On June 13, 2025, we entered into a Second Amendment to Credit and Guaranty Agreement (the “Second Amendment”). The Second Amendment provides that the minimum Consolidated Liquidity (as defined in the Credit Agreement) covenant is (i) reduced to $5 million for the period of time beginning on June 13, 2025 and extending through June 30, 2025, (ii) increased to $10 million for the period of time beginning on July 1, 2025 and extending through August 31, 2025 and (iii) increased to $15 million beginning on September 1, 2025 and extending through maturity.

In connection with obtaining the requisite lenders’ consent to the Second Amendment, we issued to the consenting lenders 253,744 shares of our common stock, representing a number of shares having an aggregate value equal to $373,005, based on a price per share of $1.47, which was the closing price per share of our common stock on The Nasdaq Global Market on June 12, 2025, the trading day immediately prior to the effective date of the Second Amendment.

On June 30, 2025, we entered into a Third Amendment to Credit and Guaranty Agreement (the “Third Amendment”). The Third Amendment provides that the minimum Consolidated Liquidity (as defined in the Credit Agreement) covenant (i) shall not be less than $5 million for the period of time beginning on June 13, 2025 and extending through August 31, 2025 and (ii) shall be increased to $15 million beginning on September 1, 2025 and extending through maturity.

We did not pay a consent fee in connection with the Third Amendment.

Except as set forth in the Limited Consent, the First Amendment, the Second Amendment, and the Third Amendment, the terms of the Credit Agreement remain unchanged.

January 2025 Registered Direct Offering

On January 2, 2025, we sold 4,414,878 shares of our common stock, priced at $2.53 per share, and pre-funded warrants to purchase up to 3,608,838 shares of our common stock (the “January 2025 Pre-Funded Warrants”), priced at $2.52 per pre-funded warrant, with an exercise price of $0.01 per share, to Esousa Group Holdings, LLC, a New York-based family office, in a registered direct offering (the “January 2025 Registered Direct Offering”). The gross proceeds from the offering were approximately $20.3 million, before deducting estimated offering expenses.

The January 2025 Pre-Funded Warrants were offered in lieu of shares of our common stock and provide that the holder may not exercise any portion of the January 2025 Pre-Funded Warrants to the extent that immediately prior to or after giving effect to such exercise the holder (together with its affiliates) would beneficially own more than 9.99% of our outstanding common stock (the “Maximum Percentage”) after such exercise. Subject to the Maximum Percentage, the January 2025 Pre-Funded Warrants are immediately exercisable and may be exercised at any time until the fifth anniversary of the original issue date of the January 2025 Pre-Funded Warrants. If, at the time of exercise, there is no effective registration statement registering, or the prospectus contained therein is not available for the issuance or resale of the Warrant Shares, in lieu of making cash payment otherwise contemplated to be made to us upon exercise of a January 2025 Pre-Funded Warrant in payment of the aggregate exercise price, the holder may elect instead to receive upon such exercise (either in whole or in part) the net number of shares of common stock determined according to a formula set forth in the January 2025 Pre-Funded Warrants.

June 2025 Registered Direct Offering and Private Placement

On June 30, 2025, we agreed to issue and sell an aggregate of 6,452,293 shares of our common stock at a price of $1.09 per share and pre-funded warrants to purchase up to 1,804,587 shares of our common stock (the “June 2025 Pre-Funded Warrants”), priced at $1.08 per pre-funded warrant, with an exercise price of $0.01 per share, to certain institutional and accredited investors in a registered direct offering (the “June 2025 Registered Direct Offering”). The sale and issuance of shares and warrants were completed on July 1, 2025. The aggregate gross proceeds from the offering were approximately $9.0 million, before deducting estimated offering expenses.

The June 2025 Pre-Funded Warrants provide that the holder may not exercise any portion of the June 2025 Pre-Funded Warrants to the extent that immediately prior to or after giving effect to such exercise the holder (together with its affiliates) would beneficially own more than the Maximum Percentage after such exercise. By written notice to us, the holder may from time to time increase or decrease the Maximum Percentage to any other percentage specified not in excess of 19.99% (the “Maximum Cap”). Subject to the Maximum Percentage or, as applicable, the Maximum Cap, the June 2025 Pre-Funded Warrants are immediately exercisable and may be exercised at any time until the June 2025 Pre-Funded Warrants are exercised in full. If, at the time of exercise, there is no effective registration statement registering, or the prospectus contained therein is not available for the issuance or resale of the shares of common stock issuable from time to time upon exercise of the June 2025 Pre-Funded Warrants, in lieu of making cash payment otherwise contemplated to be made to us upon exercise of a June 2025 Pre-Funded Warrant in payment of the aggregate exercise price, the holder may elect instead to receive upon such exercise (either in whole or in part) the net number of shares of common stock determined according to a formula set forth in the June 2025 Pre-Funded Warrants.

Additionally, on June 30, 2025, pursuant to the terms of the RDO Purchase Agreement, we and Ryan Steelberg, our President, Chief Executive Officer and Chairman of our Board of Directors, as trustee of The RSS Living Trust dated April 6, 2012 (the “RSS Trust”) entered into a securities purchase agreement (the “Steelberg Purchase Agreement”), pursuant to which the RSS Trust agreed to purchase from us, and we agreed to issue and sell to the RSS Trust, up to 709,220 shares of our common stock for a gross aggregate offering price of $1.0 million, at a price per share equal to the greater of (i) $1.41 (representing the consolidated closing bid price of our common stock on June 27, 2025) and (ii) the consolidated closing bid price of our common stock on the date that is the second full trading day after the date on which our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 (“Q2 Form 10-Q”) is filed with the SEC (such transaction, the “Private Placement” and such shares, the “Private Placement Shares”).

The Private Placement is expected to close on the third full trading day after the filing of our Q2 Form 10-Q with the SEC, subject to satisfaction of certain closing conditions. The Private Placement Shares will not be registered under the Securities Act and are being offered pursuant to the exemption from registration provided in Section 4(a)(2) of the Securities Act and Rule 506(b) promulgated thereunder. The RSS Trust is an “accredited investor” as such term is defined in Rule 501(a) under the Securities Act.

One Big Beautiful Bill Act (OBBBA)

H.R. 1., also known as the One Big Beautiful Bill Act (OBBBA), was enacted on July 4, 2025. The legislation includes several provisions that may impact the timing and magnitude of certain tax deductions. Key provisions include the permanent extension of several business tax benefits originally introduced under the 2017 Tax Cuts and Jobs Act. We are currently evaluating the provisions of the OBBBA to assess their potential impact on our financial position, results of operations and cash flows.

Opportunities, Challenges, and Risks

During the three and six months ended June 30, 2025 and 2024, we derived our revenue primarily through our Commercial Enterprise customers and secondarily through our Public Sector customers.

We are a leader in AI-based Software Products & Services. Our proprietary AI operating system, aiWARE, uses machine learning algorithms, or AI models, together with a suite of powerful applications, to reveal valuable insights from vast amounts of structured and unstructured data. Historically, we have derived a large portion of our Software Product & Services revenue from applications we internally developed from our aiWARE platform and actively sold across various customers. Beginning in mid-fiscal year 2022, economic conditions, including those resulting from the pullback in the macroeconomic environment caused by inflation, high interest rates, tariffs and trade tensions, as well as geopolitical factors such as the Russia-Ukraine war and the Israel-Hamas war, negatively impacted parts of our consumption-based operations and financial results. As a result, our Software Products & Services revenue decreased from $84.8 million during the year ended December 31, 2022 to $68.4 million during the year ended December 31, 2023, and decreased further to $61.1 million during the year ended December 31, 2024. While these economic and geopolitical factors have persisted throughout the first half of 2025, including recent instability caused by tariffs, our Software Products & Services revenue of $17.5 million and $32.0 million for the three and six months ended June 30, 2025, respectively, improved 11.8% and 3.6%, respectively, as compared to the corresponding prior-year periods.

To align our operating structure with the revenue declines experienced in 2024 and 2023, we enacted significant cost reductions during fiscal years 2023, 2024, and 2025. In January 2023, we announced our plans to reduce costs through the optimization of our operational structure. In February 2024, we announced additional cost reduction and restructuring initiatives, the result of which was a reduction in our global workforce of approximately 13% during fiscal 2024. From January 1, 2023 through December 31, 2024, our total reduction in workforce was 19%. In June 2025, we announced certain annual cost reduction initiatives of up to $10.0 million, of which actions had been enacted by June 30, 2025 that have result in approximately 80%, or $8.0 million, of 2025 cost reductions. As of June 30, 2025, we have achieved over $50.0 million of net annualized strategic cost reductions since January 1, 2023 as a result of our organizational restructuring and realignment efforts.

As of June 30, 2025, our total Software Products & Services customers declined to 3,067, which was a decrease of 10.8% as compared to June 30, 2024. This change was largely driven by fewer consumption-based customers across Veritone Hire and the continuing impact of sunsetting legacy Career Builder customers, offset by an increase in public safety customers. In addition, smaller hiring agency customers experienced a drop in hiring as a result of the challenging macroeconomic environment, which contributed to the decrease in Software Products & Services customers, but did not have a significant impact on our financial results for the three and six months ended June 30, 2025 or year ended December 31, 2024. To continue our effort to grow our customer base and overall revenue, we continue to invest aggressively in existing customers and acquiring new customers.

We believe our Software Products & Services will extend the capabilities of many third-party software platforms and products that are widely used today. For example, we believe that, when integrated with aiWARE, our Veritone Hire customers will have greater visibility and transparency in their hiring processes. With our recently announced Intelligent Digital Evidence Management System (“iDEMs”) and Veritone Data Refinery (“VDR”) product launches, we now offer a suite of aiWARE applications to address the growing problem of unstructured digital data management faced by commercial, public safety, and federal government sectors today. We expect that a substantial portion of our growth in 2025 will come from our iDEMS and VDR solutions. In June 2025, we announced a partnership with the US Air Force Office of Special Investigations (“OSI”), an investigative division within the US Department of Defense (“DOD”), and increased our VDR sales pipeline to more than $10.0 million from our March 2025 estimate of $5.0 million. The partnership with OSI is in the early stages of deploying our iDEMS solutions across the investigative divisions within the DOD. As a result, during the second quarter ended June 30, 2025, our Software Products Services revenue, excluding our Veritone Hire platform, grew over 40% when compared to the same period in 2024 led principally by our iDEMs and VDR initiatives. In addition, we recently announced that we achieved Amazon Web Services (“AWS”) Advanced Tier Services status, advancing the deployment of our AI solutions and capabilities across the AWS platform, and we have historically integrated aiWARE across many platforms, including Alteryx, Snowflake and the NVIDIA® CUDA® GPU-based platform, enabling dramatic increases in aiWARE’s processing speed and providing a wide range of new use cases for our technology. We are in the process of developing and marketing more specific use cases for these and future integrations, which we believe will open new markets for our products and accelerate our long-term revenue growth opportunities.

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

Prior to 2024, we pursued an opportunistic strategy of acquiring companies to help accelerate our organic growth. Our acquisition strategy was threefold: (i) to increase the scale of our business in markets we serve, (ii) to accelerate growth in new markets and product categories, including expanding our existing engineering and sales resources, and (iii) to accelerate the adoption of aiWARE as the universal AI operating system through venture or market-driven opportunities. While we believe there are strategic acquisition targets that can accelerate our entry into and expand our existing market share in key strategic markets, as well as our ability to grow our business, there is no certainty our historical or future acquisitions will achieve these objectives. Conversely, we have pursued and may continue to pursue opportunistic sales of certain business operations that are not strategic to us long-term, such as the divestitures of our Veritone energy solutions group in the second quarter of 2023 and Veritone One in October 2024.

In October 2024, we divested our wholly-owned subsidiary, Veritone One, for a total purchase price of up to $104.0 million. This strategic decision was made to enhance our focus on our core business and growth initiatives, particularly in Software Products & Services. By divesting non-core assets, we aim to streamline operations, reduce complexity, and allocate resources more effectively toward areas that align with our long-term strategic goals. The divestiture of Veritone One has allowed us to concentrate on organic growth, enabling greater innovation, operational efficiency, and the ability to respond more swiftly to market opportunities within our primary business segments. As a result of this transaction, we expect to see potential positive impacts, e.g., improved margins, increased operational efficiency, more effective allocation of capital and believe that this sharper focus will drive sustainable growth and value creation for our shareholders moving forward.

For the three and six months ended June 30, 2025, our total revenues were $24.0 million and $46.5 million, respectively, as compared to $24.1 million and $48.2 million for the three and six months ended June 30, 2024, respectively, a decrease of 0.2% and 3.6%, respectively, over the prior-year period, driven by a decrease in Managed Services revenue primarily due to lower revenue from representation services, partially offset by an increase in Software Products & Services revenue from iDEMs and VDR revenues, in each case, compared to the prior year period. Our gross profit for the three and six months ended June 30, 2025 was $15.3 million and $29.1 million, respectively, as compared to $16.4 million and $32.7 million for the three and six months ended June 30, 2024, respectively, a decrease of 6.5% and 11.3%, respectively, driven by a decrease in revenue and the increase in depreciation of internally developed software costs compared to the prior year period. For the three and six months ended June 30, 2025, our non-GAAP gross profit (calculated as described in “Non-GAAP Financial Measures” below) decreased to $16.5 million and $31.2 million, respectively, as compared to $17.7 million and $34.9 million for the three and six months ended June 30, 2024, respectively, driven by the decrease in revenue and higher cost of revenue compared to the prior year period. Gross profit and non-GAAP gross profit (calculated as described in “Non-GAAP Financial Measures” below) are dependent upon our ability to grow our revenue by expanding our customer base and increasing business with existing customers, and to manage our costs by negotiating favorable economic terms with cloud computing providers such as AWS and Microsoft Azure. While we are focused on continuing to improve our gross profit and non-GAAP gross profit, our ability to attract and retain customers to grow our revenue will be highly dependent on our ability to implement and continually improve upon our technology and services and improve our technology infrastructure and operations as we experience increased network capacity constraints due to our growth.

During the three and six months ended June 30, 2025, we reported a net loss of $26.8 million and $46.7 million, respectively, as compared to $22.2 million and $47.4 million during the three and six months ended June 30, 2024, respectively. During the three and six months ended June 30, 2025, we reported a non-GAAP net loss of $8.7 million and $19.8 million, respectively, as compared to $6.9 million and $14.5 million during the three and six months ended June 30, 2024, respectively. To continue to grow our revenue, we will continue to make targeted investments in people, namely software engineers and sales personnel. However, considering the current challenging macro-economic environment throughout 2024 and 2023, we have made and are continuing to make significant cost reductions to our operating structure to better streamline our business and prioritization around our growth and corresponding investments. These cost reduction initiatives began in the latter half of 2022 and will continue through the end of 2025, and include reductions in workforce and certain legacy operating costs, as well as the sale of our energy solutions group. As a result of these initiatives, we believe we will be able to accelerate our pathway toward long term profitability.

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

Due to the nature of our business, the effect of these macroeconomic conditions may not be fully reflected in our results of operations until future periods. We have assessed the potential credit deterioration of our customers due to changes in the macroeconomic environment and have determined that no additional allowance for credit losses was necessary due to credit deterioration as of June 30, 2025. The most significant risks to our business and results of operations are discussed in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Non-GAAP net income (loss) is calculated as our net income (loss) adjusted to exclude net income from discontinued operations, net of income taxes, interest expense, net, income taxes, depreciation and amortization, stock-based compensation, change in fair value of earnout receivable, contingent purchase compensation expense, foreign currency impact and other, acquisition and due diligence costs, (gain) loss on asset disposition, severance and executive transition costs, other non-recurring items, and non-GAAP net income from discontinued operations. Non-GAAP net income (loss) from continuing operations is calculated as our net loss from continuing operations adjusted to exclude net income from discontinued operations, net of income taxes, interest expense, net, income taxes, depreciation and amortization, stock-based compensation, change in fair value of earnout receivable, contingent purchase compensation expense, foreign currency impact and other, acquisition and due diligence costs, (gain) loss on asset disposition, severance and executive transition costs, and other non-recurring items. Non-GAAP net income (loss) from discontinued operations is calculated as our net income from discontinued operations adjusted to exclude interest expense, net, income taxes, depreciation and amortization, stock-based compensation, acquisition due diligence costs, and severance and executive transition costs.

Non-GAAP gross profit is calculated as gross profit with adjustments to add back depreciation and amortization related to cost of revenue. Non-GAAP gross margin is defined as non-GAAP gross profit divided by revenue.

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

The following table provides a reconciliation of net loss to non-GAAP net loss:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net loss	$(26,798)	$(22,231)	$(46,673)	$(47,429)
Net income from discontinued operations, net of income taxes	—	(1,146)	—	(2,148)
Interest expense, net	3,434	3,034	6,062	5,496
Income taxes	884	(78)	558	(1,123)
Depreciation and amortization	7,172	6,877	14,120	14,302
Stock-based compensation	1,710	2,059	3,453	3,593
Change in fair value of earnout receivable	2,870	—	(784)	—
Contingent purchase compensation expense	138	568	213	885
Foreign currency impact and other	254	(61)	(162)	355
Acquisition and due diligence costs	588	202	856	1,105
(Gain) Loss on asset disposition	—	170	—	170
Severance and executive transition costs	1,035	903	1,500	4,747
Other non-recurring items(1)	—	—	1,014	—
Non-GAAP net loss from continuing operations	(8,713)	(9,703)	(19,843)	(20,047)
Non-GAAP net income from discontinued operations(2)	—	2,853	—	5,578
Non-GAAP net loss	$(8,713)	$(6,850)	$(19,843)	$(14,469)

(1)
Other non-recurring items for the six months ended June 30, 2025 consists of fees paid to the lenders in connection with the Limited Consent to the Credit Agreement as described further in Note 4, Debt, included elsewhere in this Quarterly Report on Form 10-Q.
(2)
A reconciliation of non-GAAP net income from discontinued operations to GAAP net income from discontinued operations for the three and six months ended June 30, 2024 is set forth in the table below.

	Three Months Ended	Six Months Ended
	June 30, 2024	June 30, 2024
Net income from discontinued operations, net of income taxes	$1,146	$2,148
Interest expense, net	1,463	2,991
Income taxes	35	35
Depreciation and amortization	82	159
Stock-based compensation	80	154
Acquisition and due diligence costs	39	77
Severance and executive transition costs	8	14
Non-GAAP net income from discontinued operations	$2,853	$5,578

The following table provides a reconciliation of gross profit to Non-GAAP gross profit and gross margin to Non-GAAP gross margin:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Revenue	$24,013	$24,058	$46,476	$48,211
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	7,478	6,342	15,312	13,289
Depreciation and amortization related to cost of revenue	1,191	1,301	2,106	2,180
GAAP gross profit	15,344	16,415	29,058	32,742
Depreciation and amortization related to cost of revenue	1,191	1,301	2,106	2,180
Non-GAAP gross profit	$16,535	$17,716	$31,164	$34,922
GAAP gross margin	63.9%	68.2%	62.5%	67.9%
Non-GAAP gross margin	68.9%	73.6%	67.1%	72.4%

GAAP gross profit of $15.3 million and $29.1 million for the three and six months ended June 30, 2025, respectively, declined $1.1 million and $3.7 million, respectively, or 6.5% and 11.3%, respectively, as compared to the three and six months ended June 30, 2024 primarily due to a decline in revenue, coupled with higher cost of revenue. GAAP gross margin of 63.9% and 62.5% for the three and six months ended June 30, 2025, respectively, declined 430 basis points and 540 basis points, respectively, as compared to the three and six months ended June 30, 2024 as a result of year-over-year declines in higher gross margin revenue from consumption-based and one-time software revenue.

Non-GAAP gross profit of $16.5 million and $31.2 million for the three and six months ended June 30, 2025, respectively, declined $1.2 million and $3.8 million, respectively, or 6.7% and 10.8%, respectively, as compared to the three and six months ended June 30, 2024 primarily due to a decline in revenue, coupled with higher cost of revenue. Non-GAAP gross margin of 68.9% and 67.1% for the three and six months ended June 30, 2025, respectively, declined 470 basis points and 530 basis points, respectively, as compared to the three and six months ended June 30, 2024 as a result of year-over-year declines in higher gross margin revenue from consumption-based and one-time software revenue. Historically, our gross margin and non-GAAP gross margin have been impacted significantly by the mix of our Software Products & Services revenue and our Managed Services revenue in any given period because our Managed Services revenue typically has a lower overall non-GAAP gross margin than our Software Products & Services revenue.

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

Software Products & Services Supplemental Financial Information

The following table sets forth the results for each of our Software Products & Services supplemental financial information.

	Quarter Ended
	June 30, 2024	September 30, 2024	December 31, 2024	March 31, 2025	June 30, 2025
Total Software Products & Services Customers(1)	3,437	3,291	3,237	3,156	3,067
Annual Recurring Revenue (SaaS) (in 000's)(2)	$49,223	$48,269	$47,549	$47,494	$50,350
Annual Recurring Revenue (Consumption) (in 000's)(3)	$18,701	$15,011	$11,245	$11,223	$12,249
Total New Bookings (in 000's)(4)	$14,047	$16,471	$13,228	$15,835	$15,766
Gross Revenue Retention(5)	>90%	>90%	>90%	> 90%	> 90%

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

Results of Operations

The following tables set forth our results of operations for the three months ended June 30, 2025 and 2024, in dollars and as a percentage of our revenue for those periods. The period-to-period comparisons of our historical results are not necessarily indicative of the results that may be expected in the future.

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Revenue	$24,013	$24,058	$46,476	$48,211
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	7,478	6,342	15,312	13,289
Sales and marketing	11,096	11,208	21,201	21,156
Research and development	4,932	6,082	10,138	14,507
General and administrative	12,653	13,855	26,657	29,633
Depreciation and amortization	7,172	6,877	14,120	14,302
Total operating expenses	43,331	44,364	87,428	92,887
Operating loss	(19,318)	(20,306)	(40,952)	(44,676)
Interest expense, net	3,434	3,034	6,062	5,496
Other expense (income), net	3,162	115	(899)	528
Loss from continuing operations before income taxes	(25,914)	(23,455)	(46,115)	(50,700)
Income taxes	884	(78)	558	(1,123)
Net loss from continuing operations	(26,798)	(23,377)	(46,673)	(49,577)
Net income from discontinued operations, net of income taxes	—	1,146	—	2,148
Net loss	$(26,798)	$(22,231)	$(46,673)	$(47,429)

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	31.1%	26.4%	32.9%	27.6%
Sales and marketing	46.2%	46.6%	45.6%	43.9%
Research and development	20.5%	25.3%	21.8%	30.1%
General and administrative	52.7%	57.6%	57.4%	61.5%
Depreciation and amortization	29.9%	28.6%	30.4%	29.7%
Total operating expenses	180.4%	184.4%	188.1%	192.7%
Operating loss	(80.4)%	(84.4)%	(88.1)%	(92.7)%
Interest expense, net	14.3%	12.6%	13.0%	11.4%
Other expense (income), net	13.2%	0.5%	(1.9)%	1.1%
Loss from continuing operations before income taxes	(107.9)%	(97.5)%	(99.2)%	(105.2)%
Income taxes	3.7%	(0.3)%	1.2%	(2.3)%
Net loss from continuing operations	(111.6)%	(97.2)%	(100.4)%	(102.8)%
Net income from discontinued operations, net of income taxes	—%	4.8%	—%	4.5%
Net loss	(111.6)%	(92.4)%	(100.4)%	(98.4)%

Comparison of the Three and Six Months Ended June 30, 2025 and 2024

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

	Three Months Ended
	June 30, 2025			June 30, 2024
	Commercial Enterprise	Public Sector	Total	Commercial Enterprise	Public Sector	Total
Software Products & Services	$15,334	$2,135	$17,469	$14,510	$1,122	$15,632

Managed Services:
Representation Services	1,529	—	1,529	3,541	—	3,541
Licensing	5,015	—	5,015	4,885	—	4,885
Total Managed Services	6,544	—	6,544	8,426	—	8,426

Total revenue	$21,878	$2,135	$24,013	$22,936	$1,122	$24,058

	Six Months Ended
	June 30, 2025			June 30, 2024
	Commercial Enterprise	Public Sector	Total	Commercial Enterprise	Public Sector	Total
Software Products & Services	$28,483	$3,469	$31,952	$28,212	$2,640	$30,852

Managed Services:
Representation Services	4,301	—	4,301	7,033	—	7,033
Licensing	10,223	—	10,223	10,326	—	10,326
Total Managed Services	14,524	—	14,524	17,359	—	17,359

Total revenue	$43,007	$3,469	$46,476	$45,571	$2,640	$48,211

Commercial Enterprise

Commercial Enterprise Software Products & Services revenue increased $0.8 million, or 5.7%, in the three months ended June 30, 2025 compared to the corresponding prior-year period primarily due to an increase in VDR revenue. Commercial Enterprise Managed Services revenue decreased $1.9 million, or 22.3%, in the three months ended June 30, 2025 compared to the corresponding prior-year period driven by declines in live event services and VeriAds as a result of the more challenging macro environment.

Commercial Enterprise Software Products & Services revenue increased $0.3 million, or 1.0%, in the six months ended June 30, 2025 compared to the corresponding prior-year period primarily due to an increase in VDR revenue, offset by a decline in consumption based revenue across Veritone Hire. Commercial Enterprise Managed Services revenue decreased $2.8 million, or 16.3%, in the six months ended June 30, 2025 compared to the corresponding prior-year period driven by declines in live event services and VeriAds as a result of the more challenging macro environment.

Public Sector

Public Sector Software Products & Services revenue increased $1.0 million, or 90.3%, in the three months ended June 30, 2025 compared to the corresponding prior-year period primarily due to fluctuations in timing and magnitude of spend by public safety and federal customers. In some cases, Software Products & Services revenue from Public Sector customers in certain markets, particularly our government customers, can be project-based and impacted by the timing of such projects. As such, we expect that our revenue from these markets could fluctuate significantly from period to period.

Public Sector Software Products & Services revenue increased $0.8 million, or 31.4%, in the six months ended June 30, 2025 compared to the corresponding prior-year period primarily due to fluctuations in timing and magnitude of spend by public safety and federal customers. In some cases, Software Products & Services revenue from Public Sector customers in certain markets, particularly our government customers, can be project-based and impacted by the timing of such projects. As such, we expect that our revenue from these markets could fluctuate significantly from period to period.

Operating Expenses

Cost of Revenue (Exclusive of Depreciation and Amortization)

Cost of revenue increased $1.1 million in the three months ended June 30, 2025 compared to the corresponding prior-year period primarily due to a higher mix of lower margin revenue during the three months ended June 30, 2025, including VDR. During the three months ended June 30, 2025, Software Products & Services products accounted for 72.7% of revenues compared to 65.0% in the prior year period. Cost of revenue as a percentage of revenue increased to 31.1% from 26.4% during the three months ended June 30, 2025.

Cost of revenue increased $2.0 million in the six months ended June 30, 2025 compared to the corresponding prior-year period primarily due to a higher mix of lower margin revenue during the six months ended June 30, 2025, including VDR. During the six months ended June 30, 2025, Software Products & Services products accounted for 68.7% of revenues compared to 64.0% in the prior year period. Cost of revenue as a percentage of revenue increased to 32.9% from 27.6% during the six months ended June 30, 2025.

Sales and Marketing

Sales and marketing decreased $0.1 million in the three months ended June 30, 2025 compared to the corresponding prior-year period. Sales and marketing as a percentage of revenue increased to 46.2% from 46.6% during the three months ended June 30, 2025.

Sales and marketing remained flat in the six months ended June 30, 2025 compared to the corresponding prior-year period. Sales and marketing as a percentage of revenue increased to 45.6% from 43.9% during the six months ended June 30, 2025.

Research and Development

Research and development decreased $1.2 million, or 18.9%, in the three months ended June 30, 2025 compared to the corresponding prior-year period primarily due to decreases in personnel-related costs resulting from various cost reduction initiatives enacted throughout fiscal year 2024, capitalized internal-use software costs, and outside consulting services. Research and development as a percentage of revenue decreased to 20.5% from 25.3% during the three months ended June 30, 2025.

Research and development decreased $4.4 million, or 30.1%, in the six months ended June 30, 2025 compared to the corresponding prior-year period primarily due to decreases in personnel-related costs resulting from various cost reduction initiatives enacted throughout fiscal year 2024, capitalized internal-use software costs, and outside consulting services. Research and development as a percentage of revenue decreased to 21.8% from 30.1% during the six months ended June 30, 2025.

General and Administrative

General and administrative decreased $1.2 million, or 8.7%, in the three months ended June 30, 2025 compared to the corresponding prior-year period primarily due to decreases in personnel-related costs resulting from various cost reduction initiatives enacted throughout fiscal year 2024 and contingent purchase compensation expense.

General and administrative decreased $3.0 million, or 10.0%, in the six months ended June 30, 2025 compared to the corresponding prior-year period primarily due to decreases in personnel-related costs resulting from various cost reduction initiatives enacted throughout fiscal year 2024 and contingent purchase compensation expense.

Depreciation and Amortization

Depreciation and amortization expense increased $0.3 million, or 4.3%, in the three months ended June 30, 2025 compared to the corresponding prior-year period primarily due to ongoing depreciation of newly capitalized internal-use software.

Depreciation and amortization expense decreased $0.2 million, or 1.3%, in the six months ended June 30, 2025 compared to the corresponding prior-year period primarily due to certain long-lived assets being fully depreciated in the latter half of 2024, partially offset by ongoing depreciation of newly capitalized internal-use software.

Interest Expense, Net

Interest expense, net increased $0.4 million, or 13.2%, in the three months ended June 30, 2025 compared to the corresponding prior-year period primarily due to a decrease in interest income, partially offset by a decrease in interest expense as a result of a decrease in the outstanding principal amount under our senior secured term loan under the Credit Agreement (the “Term Loan”).

Interest expense, net increased $0.6 million, or 10.3%, in the six months ended June 30, 2025 compared to the corresponding prior-year period primarily due to a decrease in interest income, partially offset by a decrease in interest expense as a result of a decrease in the outstanding principal amount under the Term Loan.

Other Expense (Income), Net

The $3.2 million of other expense, net for the three months ended June 30, 2025 primarily consisted of a $2.9 million loss on revaluation of the Veritone One earnout receivable. The $0.1 million of other expense, net for the three months ended June 30, 2024 consisted of a $0.2 million loss on sale of GridBeyond, partially offset by a $0.1 foreign currency impact.

The $0.9 million of other income, net for the six months ended June 30, 2025 primarily consisted of a $0.8 million gain on revaluation of the Veritone One earnout receivable. The $0.5 million of other expense, net for the six months ended June 30, 2024 consisted of a $0.2 million loss on sale of GridBeyond and a $0.4 million foreign currency impact.

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

Net income from discontinued operations was $1.1 million and $2.1 million for the three and six months ended June 30, 2024, respectively, and primarily consisted of revenue of $6.9 million and $14.4 million, respectively, offset by cost of revenue of $0.2 million and $0.3 million, respectively, other operating expenses of $4.1 million and $8.9 million, respectively, and $1.5 million and $3.0 million, respectively, of net interest expense allocations primarily due to the repayment of our Term Loan as a result of the Divestiture.

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

On June 30, 2025, we agreed to issue and sell an aggregate of 6,452,293 shares of our common stock at a price of $1.09 per share and pre-funded warrants to purchase up to 1,804,587 shares of our common stock, priced at $1.08 per pre-funded warrant, with an exercise price of $0.01 per share, to certain institutional and accredited investors in a registered direct offering. The sale and issuance of shares and warrants were completed on July 1, 2025. Additionally, in a concurrent private placement transaction, we and Ryan Steelberg, our President, Chief Executive Officer and Chairman of our Board of Directors, as trustee of the RSS Trust, entered into the Steelberg Purchase Agreement, pursuant to which the RSS Trust agreed to purchase from us, and we agreed to issue and sell to the RSS Trust, up to 709,220 shares of common stock for a gross aggregate offering price of $1.0 million, at a price per share equal to the greater of (i) $1.41 (representing the consolidated closing bid price of our common stock on June 27, 2025), and (ii) the consolidated closing bid price of our common stock on the date that is the second full trading day after the date on which our Q2 Form 10-Q is filed. The aggregate gross proceeds were approximately $10.0 million, before deducting estimated offering expenses.

We also have the ability to offer and sell shares of our common stock having an aggregate offering price of up to $35.0 million from time to time pursuant to a sales agreement we entered into with Needham & Company, LLC and H.C. Wainwright & Co., LLC (the “Sales Agents”, and the program, the “ATM Program”). As of June 30, 2025, we have received $7.8 million in gross proceeds for sales of 3,716,873 shares of our common stock under the ATM Program. As of June 30, 2025, we had cash and cash equivalents of $13.6 million. We also may receive additional proceeds in connection with the Divestiture, including any earn-out payments and releases of previously escrowed amounts, all of which proceeds, if received, must be used to repay our Term Loan.

As of June 30, 2025, we had $37.3 million aggregate principal amount outstanding under our Term Loan and $91.3 million aggregate principal amount outstanding under our Convertible Notes (as defined in Note 4, Debt). The Term Loan matures on December 13, 2027 and requires prepayment in full if $30.0 million or more of aggregate principal amount of the Convertible Notes are outstanding on August 14, 2026. The Convertible Notes mature on November 15, 2026. See Note 4, Debt, included elsewhere in this Quarterly Report on Form 10-Q for more information regarding the Term Loan and the Convertible Notes

Based on our liquidity position as of June 30, 2025 and our current forecast of operating results and cash flows, absent any other action, management determined that there is substantial doubt about our ability to continue as a going concern over the twelve months following the filing of this Quarterly Report on Form 10-Q, principally driven by our current debt service obligations, historical negative cash flows and recurring losses. As a result, we will require additional liquidity to continue our operations over the next twelve months.

We are exploring potential financing structures, including discussions with our current debt holders, which we believe could improve our current liquidity position and balance sheet. There can be no assurance that any refinancing will be completed. We also continue to evaluate additional strategies to obtain funding for future operations, including, but not limited to, obtaining equity financing and/or further restructuring of operations to grow revenues and decrease operating expenses, which include capturing past cost reductions and potential future cost synergies from our past acquisitions.

The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business, including having sufficient liquidity in the future to meet, among other things, our covenants under the Credit Agreement (as defined in Note 4, Debt). We may not be able to access additional equity under acceptable terms, refinance our outstanding debt prior to its scheduled maturity, complete our operational restructurings with our expected cost savings, earn any deferred purchase consideration, meet the minimum liquidity threshold under our Credit Agreement or grow our revenue base. If some of these items do not occur, our ability to execute on our operating plans may be materially adversely impacted. If we become unable to continue as a going concern, we may have to dispose of other or additional assets and might realize significantly less value than the values at which they are carried on our condensed consolidated financial statements. These actions may cause our stockholders to lose all or part of their investment in our common stock. The condensed consolidated financial statements do not include any adjustments that might result from us being unable to continue as a going concern. If we cannot continue as a going concern, adjustments to the carrying values and classification of our assets and liabilities and the reported amounts of income and expenses could be required and could be material.

Cash Flows

A summary of cash flows from our operating, investing and financing activities is shown in the table below (in thousands):

	Six Months Ended
	June 30, 2025	June 30, 2024
Net cash used in operating activities – continuing operations	$(25,277)	$(31,338)
Net cash used in investing activities – continuing operations	(2,311)	(1,447)
Net cash provided by (used in) financing activities – continuing operations	25,259	(3,959)
Effect of exchange rates on cash, cash equivalents, and restricted cash	(1,133)	—
Net change in cash, cash equivalents, and restricted cash from continuing operations	$(3,462)	$(36,744)

Operating Activities

Net cash used in continuing operating activities was $25.3 million for the six months ended June 30, 2025, a decrease of $6.0 million from $31.3 million for the six months ended June 30, 2024. The decrease was primarily due to a $4.0 million decrease in net loss from continuing operations excluding non-cash and reconciling items disclosed within our condensed consolidated statement of cash flows and a $2.1 million favorable change in operating assets and liabilities. The $4.0 million decrease in net loss excluding non-cash and reconciling items was primarily driven by lower operating expenses and favorable changes in non-cash and reconciling items including deferred income taxes, partially offset by lower revenue and unfavorable changes in non-cash and reconciling items including change in fair value of earnout receivable, non-cash interest expense, stock-based compensation, and depreciation and amortization. The $2.1 million of favorable changes in operating assets and liabilities was primarily driven by favorable changes in accounts payable, partially offset by unfavorable changes in accounts receivable, accrued expenses and other current liabilities, and prepaid expenses and other current assets.

Investing Activities

Net cash used in continuing investing activities was $2.3 million for the six months ended June 30, 2025, an increase of $0.9 million from $1.4 million for the six months ended June 30, 2024. The increase was due to a $1.8 million unfavorable impact of the sale of GridBeyond in 2024, partially offset by a $0.9 million decrease in capital expenditures.

Financing Activities

Net cash provided by continuing financing activities was $25.3 million for the six months ended June 30, 2025, an increase of $29.2 million as compared to net cash used in continuing financing activities of $4.0 million for the six months ended June 30, 2024. The increase was primarily due to a $29.4 million increase in proceeds from issuance of common stock and pre-funded warrants under our registered direct offerings in January 2025 and June 2025 and our at-the-market offering, net of offering costs, and a $1.8 million favorable impact from the settlement of deferred consideration for acquisitions in 2024, partially offset by a $1.9 million increase in repayment of our senior secured term loan.

Contractual Obligations and Known Future Cash Requirements

As of June 30, 2025, our debt obligations are comprised of our Term Loan and our 1.75% convertible senior notes due in 2026 (the “Convertible Notes”). As of June 30, 2025, we have $37.3 million principal amount outstanding under our Term Loan that matures in December 2027 and $91.3 million aggregate principal amount outstanding of our Convertible Notes that mature in November 2026. If $30.0 million or more of aggregate principal amount of the Convertible Notes are outstanding on August 14, 2026, we must repay all of the outstanding Term Loans at such time.

As of June 30, 2025, we have no other present agreements or commitments with respect to any material acquisitions of businesses or technologies or any other material capital expenditures.

As of June 30, 2025, we have recorded $2.4 million of gross liability for uncertain tax positions, including interest and penalties. Based upon the information available and possible outcomes, we cannot reasonably estimate the amount and period in which the liability might be paid.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2025. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to enable timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms promulgated by the SEC. Our management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and there is no assurance that our disclosure controls and procedures will operate effectively under all circumstances. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2025, our disclosure controls and procedures were not effective at the reasonable assurance level due to the following material weaknesses in internal control over financial reporting.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

During the preparation of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, management identified a material weakness in internal control over financial reporting relating to a lack of an effective information and communication process that identified and assessed the source of and controls necessary to ensure the reliability of information used in financial reporting and for providing information required for effective activity level controls. This material weakness was not remediated as of June 30, 2025 and could have resulted in a material misstatement to our interim condensed consolidated financial statements that would not be prevented or detected on a timely basis.

During the preparation of our Annual Report on Form 10-K for the fiscal years ended December 31, 2023 and 2022, management identified the following material weaknesses in internal control over financial reporting, which still exist as of June 30, 2025:

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

Related to the findings above, management concluded that during the year ended December 31, 2023, we did not maintain appropriately designed entity-level controls impacting the control environment or monitoring controls to prevent or detect material misstatements to the consolidated financial statements. Specifically, these deficiencies were attributed to (i) a lack of a sufficient number of qualified resources to perform control activities and (ii) insufficient risk assessment and monitoring activities as a result of untimely or ineffective identification of internal control risks to properly design, test, implement and assess effective internal controls over financial reporting. This material weakness has not been remediated as of June 30, 2025.

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

We also expect to continue to review, optimize and enhance our financial reporting controls and procedures. While remediating actions have been implemented to mitigate the material weaknesses identified with regard to foreign transaction consolidation and ITGCs, these material weaknesses will not be considered remediated until the applicable remediated and enhanced control processes have operated for a sufficient period of time and management has concluded, through testing, that this enhanced control is operating effectively.

Changes in Internal Control over Financial Reporting

While management continues to make progress on its remediation efforts, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)
Exhibit Index:

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date
2.1†	Securities and Asset Purchase Agreement, dated as of May 27, 2023, by and among Veritone, Inc., Veritone UK Ltd., CareerBuilder, LLC, CareerBuilder International Holding B.V. and CareerBuilder France Holding, LLC	8-K	2.1	5/31/2023
2.2†^	Equity Purchase Agreement, dated as of October 17, 2024, by and among Veritone, Inc., Veritone One, LLC and Oxford Buyer, LLC	8-K	2.1	10/23/2024
3.1	Fourth Amended and Restated Certificate of Incorporation of the Registrant	8-K	3.1	6/16/2025
3.2	Amended and Restated Bylaws of the Registrant	8-K	3.2	5/23/2017
4.1	Form of Pre-Funded Warrant	8-K	4.1	6/30/2025
10.1†	Form of Securities Purchase Agreement, by and among Veritone, Inc. and the Purchasers, dated June 30, 2025	8-K	10.1	6/30/2025
10.2†	Form of Securities Purchase Agreement, by and between Veritone, Inc. and The RSS Living Trust dated April 6, 2012, dated June 30, 2025	8-K	10.3	6/30/2025
10.3†	First Amendment to Credit and Guaranty Agreement, dated April 24, 2025, by and among Veritone, Inc., certain of its direct and indirect subsidiaries and the other parties thereto	8-K	10.1	4/24/2025
10.4†	Second Amendment to Credit and Guaranty Agreement, dated June 13, 2025, by and among Veritone, Inc., certain of its direct and indirect subsidiaries and the other parties thereto	8-K	10.1	6/13/2025

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date
10.5	Third Amendment to Credit and Guaranty Agreement, dated June 30, 2025, by and among Veritone, Inc., certain of its direct and indirect subsidiaries and the other parties thereto	8-K	10.2	6/30/2025
10.6	Veritone, Inc. Amended and Restated 2023 Equity Incentive Plan	8-K	10.2	6/16/2025
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a–14(a) or 15d–14(a) of the Exchange Act
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a–14(a) or 15d–14(a) of the Exchange Act
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S. Section 1350
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Date: August 8, 2025