Form 10-Q
period 2025-09-30
Veritone, Inc.
filed 2025-11-07
CIK 1615165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________________ to ____________________
Commission File Number: 001-38093
Veritone, Inc.
(Exact name of registrant as specified in its charter)

Delaware	47-1161641
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5291 California Avenue, Suite 350 Irvine, California	92617
(Address of principal executive offices)	(Zip Code)
(888) 507-1737
(Registrant’s telephone number, including area code)
Not applicable
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	VERI	The Nasdaq Global Market
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
There were 91,806,023 shares of common stock outstanding as of October 31, 2025.

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
The forward-looking statements included herein represent our management’s current expectations and assumptions based on information available as of the date of this report. These statements involve numerous known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that may cause or contribute to such differences include, but are not limited to:
•our ability to continue as a going concern, including our ability to service our debt obligations as they come due over the next twelve months and our ability to repay or refinance our debt prior to its scheduled maturity;
•our ability to expand our aiWARE SaaS business;
•declines or limited growth in the market for AI-based software applications and concerns over the use of AI that may hinder the adoption of AI technologies;
•our requirements for additional capital and liquidity to support our operations, our business growth, service our debt obligations and refinance maturing debt obligations, and the availability of such capital on acceptable terms, if at all;
•our ability to manage, and obtain the benefits from, our cost reduction efforts;
•our reliance upon a limited number of key customers for a significant portion of our revenue, and the corresponding risk of declines in key customers’ usage of our products and other offerings;
•our ability to realize the intended benefits of our acquisitions, sales, divestitures and other existing or planned cost-saving measures, including the sale of our full-service advertising agency, Veritone One (as defined below) and our ability to successfully integrate our acquisition of Broadbean (as defined below);
•our identification of existing material weaknesses in our internal control over financial reporting and plans for remediation;
•fluctuations in our results over time;
•the impact of seasonality on our business;
•our ability to manage our growth, including through acquisitions and expansion into international markets;
•our ability to enhance our existing products and introduce new products that achieve market acceptance and keep pace with technological developments;
•our expectations with respect to the future performance of our products, such as iDEMS and VDR (each defined below), including as drivers of future growth;
•actions by our competitors, partners and others that may block us from using third party technologies in our aiWARE platform, offering it for free to the public or making it cost prohibitive to continue to incorporate such technologies into our platform;
•interruptions, performance problems or security issues with our technology and infrastructure, or that of third parties with whom we work;

•the impact of the continuing economic disruption caused by macroeconomic and geopolitical factors, including the Russia-Ukraine conflict, the Israel-Hamas war and conflict in the surrounding regions, financial instability, inflation and the responses by central banking authorities to control inflation, monetary supply shifts, high interest rates, the imposition of tariffs, trade tensions, and global trade disputes, and the threat of recession in the United States and around the world on our business and our existing and potential customers; and
•any additional factors discussed in more detail in Part I, Item 1, Business; Part I, Item 1A, Risk Factors; and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2024, and our other filings with the Securities and Exchange Commission (“SEC”), including this Quarterly Report on Form 10-Q and our future filings with the SEC.
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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements.
VERITONE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amounts)
(Unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$36,233	$16,911
Accounts receivable, net	35,165	31,997
Prepaid expenses and other current assets	13,311	10,498
Total current assets	84,709	59,406
Property, equipment, and improvements, net	9,949	10,052
Intangible assets, net	42,328	59,500
Goodwill	53,110	53,110
Restricted cash	289	407
Other assets	9,836	15,585
Total assets	$200,221	$198,060
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,462	$11,023
Deferred revenue	12,423	12,056
Term Loan, current portion	7,750	7,750
Accrued purchase compensation, current portion	1,350	1,200
Accrued expenses and other current liabilities	31,671	28,928
Total current liabilities	64,656	60,957
Convertible Notes	90,575	90,135
Term Loan, non-current portion	17,892	21,316
Accrued purchase compensation, non-current portion	—	900
Other non-current liabilities	11,080	11,300
Total liabilities	184,203	184,608
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.001 par value; 150,000 and 75,000 shares authorized as of September 30, 2025 and December 31, 2024, respectively; 70,948 and 40,218 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	72	41
Additional paid-in capital	557,401	480,477
Accumulated other comprehensive income (loss)	(622)	214
Accumulated deficit	(540,833)	(467,280)
Total stockholders’ equity	16,018	13,452
Total liabilities and stockholders’ equity	$200,221	$198,060
See the accompanying notes to unaudited condensed consolidated financial statements.

VERITONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Revenue	$29,118	$21,993	$75,594	$70,204
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	8,567	6,325	23,879	19,614
Sales and marketing	10,511	10,245	31,712	31,400
Research and development	5,494	6,762	15,632	21,269
General and administrative	12,978	14,001	39,635	43,634
Depreciation and amortization	7,370	7,152	21,490	21,454
Total operating expenses	44,920	44,485	132,348	137,371
Operating loss	(15,802)	(22,492)	(56,754)	(67,167)
Interest expense, net	2,908	2,987	8,970	8,485
Other expense (income), net	8,453	(393)	7,554	133
Loss from continuing operations before income taxes	(27,163)	(25,086)	(73,278)	(75,785)
Income taxes	(283)	(2,575)	275	(3,713)
Net loss from continuing operations	(26,880)	(22,511)	(73,553)	(72,072)
Net income from discontinued operations, net of income taxes	—	765	—	2,897
Net loss	$(26,880)	$(21,746)	$(73,553)	$(69,175)
Earnings (Loss) per share:
Loss per share from continuing operations, basic and diluted	$(0.41)	$(0.59)	$(1.35)	$(1.91)
Earnings per share from discontinued operations, basic and diluted	$—	$0.02	$—	$0.08
Loss per share, basic and diluted	$(0.41)	$(0.57)	$(1.35)	$(1.83)
Weighted-average common shares outstanding used in computing loss per share, basic and diluted	64,947	38,087	54,367	37,753
Comprehensive loss:
Net loss	$(26,880)	$(21,746)	$(73,553)	$(69,175)
Foreign currency translation adjustment, net of income taxes	244	11	(836)	10
Total comprehensive loss	$(26,636)	$(21,735)	$(74,389)	$(69,165)
See the accompanying notes to unaudited condensed consolidated financial statements.

VERITONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balance as of December 31, 2024	40,218	$41	$480,477	$214	$(467,280)	$13,452
Common stock issued under employee stock plans	322	—	140			140
Common stock withheld for employee taxes and other	(91)	—	(285)			(285)
Common stock and pre-funded warrants issued in connection with registered direct offering, net of offering costs	4,415	4	19,938			19,942
Stock-based compensation			1,800			1,800
Net loss					(19,875)	(19,875)
Foreign currency translation adjustment, net of income taxes				(420)		(420)
Balance as of March 31, 2025	44,864	45	502,070	(206)	(487,155)	14,754
Common stock issued under employee stock plans	263	—	—			—
Common stock withheld for employee taxes and other	(35)	—	(56)			(56)
Common stock issued in connection with term loan amendment	482	1	873			874
Common stock issued in connection with at-the-market offering, net of offering costs	2,009	2	3,178			3,180
Common stock and pre-funded warrants issued in connection with registered direct offering, net of offering costs	—	7	8,153			8,160
Stock-based compensation			1,764			1,764
Net loss					(26,798)	(26,798)
Foreign currency translation adjustment, net of income taxes				(660)		(660)
Balance as of June 30, 2025	47,583	55	515,982	(866)	(513,953)	1,218
Common stock issued under employee stock plans	177	—	193			193
Common stock withheld for employee taxes and other	(16)	—	(53)			(53)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Common stock issued in connection with at-the-market offering, net of offering costs	5,454	5	12,223			12,228
Common stock and pre-funded warrants issued in connection with registered direct offering and private placement, net of offering costs	17,750	12	27,372			27,384
Stock-based compensation			1,684			1,684
Net loss					(26,880)	(26,880)
Foreign currency translation adjustment, net of income taxes				244		244
Balance as of September 30, 2025	70,948	$72	$557,401	$(622)	$(540,833)	$16,018

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance as of December 31, 2023	37,186	$38	$468,015	$(10)	$(429,896)	$38,147
Common stock issued under employee stock plans	297	—	218			218
Common stock withheld for employee taxes and other	(61)	—	(247)			(247)
Common stock issued in connection with warrant exercises	207	—	—			—
Stock-based compensation			1,726			1,726
Net loss					(25,198)	(25,198)
Foreign currency translation adjustment, net of income taxes				219		219
Balance as of March 31, 2024	37,629	38	469,712	209	(455,094)	14,865
Common stock issued under employee stock plans	318	1	16			17
Common stock withheld for employee taxes and other	(74)	—	(358)			(358)
Common stock issued in connection with warrant exercises	91	—	—			—
Stock-based compensation			2,233			2,233
Net loss					(22,231)	(22,231)
Foreign currency translation adjustment, net of income taxes				(220)		(220)
Balance as of June 30, 2024	37,964	39	471,603	(11)	(477,325)	(5,694)
Common stock issued under employee stock plans	305	—	198			198
Common stock withheld for employee taxes and other	(60)	—	(198)			(198)
Stock-based compensation			2,268			2,268
Net loss					(21,746)	(21,746)
Foreign currency translation adjustment, net of income taxes				11		11
Balance as of September 30, 2024	38,209	$39	$473,871	$—	$(499,071)	$(25,161)
See the accompanying notes to unaudited condensed consolidated financial statements.

VERITONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30, 2025	September 30, 2024
Cash flows from operating activities:
Net loss	$(73,553)	$(69,175)
Less: net income from discontinued operations, net of income taxes	—	(2,897)
Net loss from continuing operations	(73,553)	(72,072)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities from continuing operations:
Depreciation and amortization	21,490	21,454
Stock-based compensation	5,096	5,691
Non-cash interest expense	3,811	4,373
Deferred income taxes	(581)	(4,968)
Provision for credit losses	1,325	673
Reduction in carrying amount of operating lease right-of-use assets	756	399
Change in fair value of earnout receivable	7,213	—
Changes in operating assets and liabilities:
Accounts receivable	(4,459)	(1,289)
Prepaid expenses and other current assets	(1,321)	1,965
Other assets	(1,288)	77
Accounts payable	(1,442)	(7,397)
Deferred revenue	367	23
Accrued expenses and other current liabilities	1,565	2,465
Other non-current liabilities	(142)	70
Net cash used in operating activities from continuing operations	(41,163)	(48,536)
Net cash provided by operating activities from discontinued operations	—	24,313
Net cash used in operating activities	(41,163)	(24,223)
Cash flows from investing activities:
Capital expenditures	(3,533)	(4,932)
Sale of non-marketable equity investment	—	1,800
Net cash used in investing activities from continuing operations	(3,533)	(3,132)
Net cash used in investing activities from discontinued operations	—	(202)
Net cash used in investing activities	(3,533)	(3,334)
Cash flows from financing activities:
Repayment of senior secured term loan	(5,813)	(3,875)
Proceeds from issuance of stock and pre-funded warrants under registered direct offerings and at-the-market offering, net of offering costs	70,896	—
Debt issuance costs	(114)	—
Proceeds from issuance of stock under employee stock plans, net	299	433
Taxes paid related to net share settlement of equity awards	(394)	(653)
Settlement of deferred consideration for acquisitions	—	(1,800)
Net cash provided by (used in) financing activities from continuing operations	64,874	(5,895)
Net cash provided by financing activities from discontinued operations	—	—
Net cash provided by (used in) financing activities	64,874	(5,895)
Effect of exchange rates on cash, cash equivalents, and restricted cash	(973)	—
Net change in cash, cash equivalents, and restricted cash	19,205	(33,452)
Cash, cash equivalents, and restricted cash, beginning of period	17,318	80,306
Cash, cash equivalents, and restricted cash, end of period	36,523	46,854
Less: cash, cash equivalents, and restricted cash included in discontinued operations	—	(34,496)
Cash, cash equivalents, and restricted cash included in continuing operations	$36,523	$12,358
Non-cash investing and financing activities:
Stock-based compensation capitalized as part of internal-use software	$152	$299
Lease liabilities arising from right-of-use assets	$1,840	$—
Shares issued for debt issuance costs	$873	$—
Capital expenditures included in accounts payable	$388	$—
See the accompanying notes to unaudited condensed consolidated financial statements.

VERITONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data and percentages)
(Unaudited)
1. Description of Business
Veritone, Inc., a Delaware corporation (“Veritone,” and together with its subsidiaries, collectively, the “Company”), is a provider of artificial intelligence (“AI”) computing solutions. The Company’s proprietary AI operating system, aiWARE™, uses machine learning algorithms, or AI models, together with a suite of powerful applications, to reveal valuable insights from vast amounts of structured and unstructured data. The aiWARE platform offers capabilities that mimic human cognitive functions such as perception, prediction and problem solving, enabling users to quickly, efficiently and cost effectively transform unstructured data into structured data, and analyze and optimize data to drive business processes and insights. aiWARE is based on an open architecture that enables new AI models, applications and workflows to be added quickly and efficiently, resulting in a scalable and evolving solution that can be leveraged by organizations across a broad range of business sectors, serving commercial enterprises as well as public sector industries.
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
Through October 17, 2024 (the “Divestiture Closing Date”), the Company operated a full-service advertising agency to provide differentiated Managed Services to its customers. On October 17, 2024, the Company entered into an Equity Purchase Agreement (the “Purchase Agreement”), by and among the Company, Veritone One, LLC, a wholly-owned subsidiary of the Company (“Veritone One”), and Oxford Buyer, LLC (“Purchaser”), an affiliate of Insignia Capital Group L.P., pursuant to which, among other things, Purchaser acquired from the Company all of the issued and outstanding equity of Veritone One (such transaction, the “Divestiture”). Veritone One’s services included media planning and strategy, advertisement buying and placement, campaign messaging, clearance verification and attribution, and custom analytics, specializing in host-endorsed and influencer advertising across primarily radio, podcasting, streaming audio, social media and other digital media channels. The Company determined that the Divestiture represents a strategic shift that will have a material effect on the Company’s operations and financial results. Therefore, the historical financial results of Veritone One are reflected in these condensed consolidated financial statements as discontinued operations and, as such, have been excluded from continuing operations for all periods presented on a retrospective basis, unless otherwise stated. Refer to Note 3, Discontinued Operations, Business Combinations, and Divestiture, for further details.
2. Significant Accounting Policies
Basis of Presentation
The unaudited condensed consolidated interim financial information of the Company has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s (“SEC”) Regulation S-X. Accordingly, as permitted by Article 10 of Regulation S-X, it does not include all of the information required by generally accepted accounting principles in the U.S. (“U.S. GAAP”) for complete financial statements. The condensed consolidated balance sheet as of December 31, 2024 was derived from the audited financial statements at that date and does not include all the disclosures required by U.S. GAAP, as permitted by Article 10 of Regulation S-X. The Company’s unaudited condensed consolidated financial statements as of September 30, 2025 and for the three and nine months ended September 30, 2025 and 2024 include Veritone, Inc. and all of its subsidiaries. In the opinion of management, the accompanying financial information contains all adjustments, consisting of normal recurring adjustments, necessary to state fairly the Company’s unaudited condensed consolidated financial statements as of September 30, 2025 and for the three and nine months ended September 30, 2025 and 2024. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 10-K”). Operating results for the three and nine months ended September 30, 2025 and 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

The Company determined that Veritone One met the criteria to be classified as discontinued operations. As a result, the historical financial results of Veritone One are reflected in these condensed consolidated financial statements as discontinued operations and, as such, have been excluded from continuing operations for all periods presented on a retrospective basis, unless otherwise stated. Refer to Note 3, Discontinued Operations, Business Combinations, and Divestiture, for further details.
Liquidity, Capital Resources, and Going Concern
These consolidated financial statements have been prepared in accordance with U.S. GAAP assuming the Company will continue as a going concern over the next twelve months from the issuance date of these condensed consolidated financial statements, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.
During 2025 and through the issuance date of these condensed consolidated financial statements, the Company raised aggregate net proceeds of approximately $154.9 million through the issuance and sale of its common stock and pre-funded warrants to purchase its common stock in multiple equity offerings. See Note 10, Stockholders’ Equity, and Note 13, Subsequent Events, for additional information.
On November 6, 2025, the Company provided notice under the Credit Agreement that it intends to repay in full all outstanding amounts under the Term Loan Facility on November 12, 2025 for an aggregate amount of $36.7 million in cash. The repayment amount reflects the outstanding principal amount of loans under the Term Loan Facility of $31.8 million, together with accrued and unpaid interest thereon of $0.5 million, and a prepayment premium equal to 14% of such principal amount. Following such repayment, the Company’s obligations under the Term Loan Facility will be terminated.
On November 6, 2025, the Company also entered into separate, privately negotiated transactions with certain holders of its Convertible Notes to repurchase (the “Repurchases”) approximately 50% of the outstanding Convertible Notes or approximately $45.7 million aggregate principal amount of the Convertibles Notes, comprising a combination of (i) approximately $39.0 million in cash and (ii) the issuance of 625,000 shares of the Company’s common stock, par value $0.001 per share. The Repurchases are expected to close on or about November 12, 2025, subject to certain closing conditions. Following the closing of the Repurchases, the Company intends to cancel the repurchased Convertible Notes and, after such cancellation of repurchased Convertible Notes, approximately $45.6 million aggregate principal amount of the Convertible Notes will remain outstanding.
Based on the Company’s liquidity position as of the issuance date of these condensed consolidated financial statements and the Company’s current forecast of operating results and cash flows, absent any other action, management determined that there is substantial doubt about the Company’s ability to continue as a going concern over the twelve months following the filing of this Quarterly Report on Form 10-Q, principally driven by the Company’s debt repayment obligations, historical negative cash flows and recurring losses. As a result, the Company will require additional liquidity to continue its operations over the next twelve months.
The Company will continue to explore potential financing structures, in addition to those we have already completed, which it believes could improve its current liquidity position and balance sheet. The Company also continues to evaluate additional strategies to obtain funding for future operations, including, but not limited to, obtaining equity financing and/or further restructuring of operations to grow revenues and decrease operating expenses, which include capturing past cost reductions and potential future cost synergies from its past acquisitions.
The Company may not be able to access additional equity under acceptable terms, and may not be successful in future financial and operational restructurings, earning any of its deferred purchase consideration, or growing its revenue base, and its ability to execute on its operating plans may be materially adversely impacted. If the Company becomes unable to continue as a going concern, it may have to dispose of other or additional assets and might realize significantly less value than the values at which they are carried on its condensed consolidated financial statements. These actions may cause the Company’s stockholders to lose all or part of their investment in the Company’s common stock. The condensed consolidated financial statements do not include any adjustments that might result from the Company being unable to continue as a going concern. If the Company cannot continue as a going concern, adjustments to the carrying values and classification of its assets and liabilities and the reported amounts of income and expenses could be required and could be material.

See Note 4, Debt, Note 10, Stockholders’ Equity, and Note 13, Subsequent Events, for more information regarding the Term Loan, Convertible Notes, equity offerings, the 2025 Term Loan Repayment, and the 2025 Repurchase Transaction.

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU improves financial reporting by requiring that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods that is generally not presented in the financial statements today. The amendments in this update are effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is evaluating the potential impact of this adoption on its condensed consolidated financial statements.
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU allows entities to elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset when developing reasonable and supportable forecasts as part of estimating expected credit losses. The amendments in this update are effective for fiscal years beginning after December 15, 2025 and interim periods within those fiscal years, with early adoption permitted. The Company is evaluating the potential impact of this adoption on its condensed consolidated financial statements.
In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This ASU modernizes the accounting for software costs that are accounted for under Subtopic 350-40 and improves the operability of the guidance by removing all references to software development project stages so that the guidance is neutral to different software development methods, including methods that entities may use to develop software in the future. The amendments in this update are effective for fiscal years beginning after December 15, 2027 and interim periods within those fiscal years, with early adoption permitted. The Company is evaluating the potential impact of this adoption on its condensed consolidated financial statements.
Significant Customers
During the three months ended September 30, 2025, two customers each accounted for 10% or more of the Company’s total consolidated revenue, and collectively accounted for 27% of the Company’s total consolidated revenue. During the three months ended September 30, 2024 and the nine months ended September 30, 2025 and 2024, no customer represented more than 10% of the Company’s total consolidated revenue.
Remaining Performance Obligations
As of September 30, 2025, the aggregate amount of the transaction prices under the Company’s contracts allocated to the Company’s remaining performance obligations was $28,009, approximately 58% of which the Company expects to recognize as revenue over the next twelve months, and the remainder thereafter to be recognized over the next five years. This aggregate amount excludes amounts allocated to remaining performance obligations under contracts that have an original duration of one year or less and variable consideration that is allocated to remaining performance obligations. Excluded based on this policy are balances related to Veritone Hire solutions representing gross purchase orders to be satisfied in less than one year. Revenues will be recognized net of costs to fulfill these orders.
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
Significant segment expenses, which represent the difference between revenue and loss from continuing operations before provision for income taxes, consist of the following:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Revenue	$29,118	$21,993	$75,594	$70,204
Less:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	8,567	6,325	23,879	19,614
Personnel costs	17,894	17,545	52,882	57,667
Consultants	823	991	2,629	3,982
Marketing	941	1,126	3,035	3,871
Accounting fees	1,571	1,157	4,276	3,238
Legal fees	254	705	1,203	1,878
Outside services	394	514	1,092	1,558
Software expenses	1,934	1,931	5,711	5,976
Stock-based compensation expense	1,643	2,100	5,096	5,693
Severance	158	805	1,142	2,709
Depreciation and amortization	7,370	7,152	21,490	21,454
Other segment items	3,371	4,134	9,913	9,731
Operating loss	(15,802)	(22,492)	(56,754)	(67,167)
Interest expense, net	2,908	2,987	8,970	8,485
Other expense (income), net	8,453	(393)	7,554	133
Income taxes	(283)	(2,575)	275	(3,713)
Net income from discontinued operations, net of income taxes	—	765	—	2,897
Net loss	$(26,880)	$(21,746)	$(73,553)	$(69,175)
Other segment items include occupancy, insurance, and other costs.
Seasonality
The Company experiences seasonal fluctuations in its revenue and operating performance as a result of the utilization of its platform and associated revenues from its Software Products & Services as a result of factors such as the timing of large projects, the length and complexity of sales cycles, trends impacting the Company’s target vertical markets and the Company’s revenue recognition policies and any changes to those policies. Within a given quarter, a higher proportion of the Company’s agreements are signed toward the end of such quarter. Although these seasonal factors are common in the technology industry, historical patterns should not be considered a reliable indicator of the Company’s future sales activity or performance in any period.
Discontinued Operations
During the third quarter of 2024, the Company determined that Veritone One met the criteria to be classified as held for sale and discontinued operations. As a result, the historical financial results of Veritone One are reflected in these condensed consolidated financial statements as discontinued operations and, as such, have been excluded from continuing operations for all periods presented on a retrospective basis, unless otherwise stated. Refer to Note 3, Discontinued Operations, Business Combinations, and Divestiture, for further details.
Significant Accounting Policies
There have been no material changes in the Company’s significant accounting policies from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2024.

3. Discontinued Operations, Business Combinations, and Divestiture
Discontinued Operations and Divestiture of Veritone One
On the Divestiture Closing Date, the Company completed the sale of its wholly-owned subsidiary, Veritone One, to the Purchaser pursuant to the Purchase Agreement. Veritone One operated the Company’s full-service advertising agency business and its disposal represented a strategic shift that had a major impact on the Company’s operations and financial results, as it enabled the Company to focus on its core software and applications and reduce its dependency on advertising-related services. As a result, Veritone One met both the held for sale and discontinued operations presentation criteria and comprised operations and cash flows that could be distinguished, operationally and for financial reporting purposes, from the rest of the Company. Since the Company operates as one reporting unit, the Company allocated goodwill to discontinued operations on a relative fair value basis in comparison to the value of the overall company.
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
The Divestiture was structured as a simultaneous “sign and close” transaction and closed on the Divestiture Closing Date. On the Divestiture Closing Date, the Company received cash proceeds of $59,053, which reflected the aggregate purchase price of $104,000 (the “Veritone One Sale Price”), less $18,000 subject to an earnout described below, $20,297 of purchase price adjustments, and $6,650 placed in escrow accounts described below. The Company may receive the earnout of either $18,000, $13,000, $8,000, $3,000, or $0 in cash proceeds based on the achievement of certain net revenue targets by Veritone One between January 1, 2025 and December 31, 2025 (as further described in the Purchase Agreement, the "Earnout"). Of the amounts placed in escrow, $1,500 was placed in an escrow account for potential purchase price adjustments and an aggregate of $5,150 was placed in escrow accounts for the potential satisfaction of post-closing indemnification claims (the “Indemnity Escrow”), in each case subject to the terms and limitations set forth in the Purchase Agreement. On May 15, 2025, the Company and the Purchaser determined that the closing purchase price exceeded the final purchase price, and jointly instructed the escrow agent to release from the purchase price adjustment escrow (i) $1,372 to the Purchaser and (ii) the remaining balance of $128 to the Company. As of September 30, 2025, the remaining $5,150 Indemnity Escrow was recorded in prepaid expenses and other current assets and other assets within the Company’s condensed consolidated balance sheet in the amounts of $3,650 and $1,500, respectively. On October 22, 2025, $3,650 was released from the Indemnity Escrow and returned to the Company in accordance with the terms of the Purchase Agreement.
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
Veritone One’s results of operations for the three and nine months ended September 30, 2024 are disclosed as discontinued operations and excluded from continuing operations within the Company’s condensed consolidated financial statements and notes thereto.

The operating results of the Company's discontinued operations for the three and nine months ended September 30, 2024 were as follows (unaudited):

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Revenue	$8,615	$23,032
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	342	679
Sales and marketing	1,657	4,933
Research and development	32	32
General and administrative	4,008	9,481
Depreciation and amortization	87	245
Total operating expenses	6,126	15,370
Operating income	2,489	7,662
Interest expense, net	1,698	4,689
Gain on sale	—	—
Income before income taxes	791	2,973
Income taxes	26	76
Net income	$765	$2,897
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
4. Debt
Senior Secured Term Loan
On December 13, 2023 (the “Term Loan Closing Date”), the Company and certain of its subsidiaries, as guarantors, entered into a Credit and Guaranty Agreement (as amended, the “Credit Agreement”) with certain funds managed by Highbridge Capital Management, LLC and with certain other lenders (collectively, the “Lenders”) and Wilmington Savings Fund Society, FSB, as administrative agent and collateral agent. The Credit Agreement provides for a $77,500 senior secured term loan (the “Term Loan”), which was fully drawn by the Company on the Term Loan Closing Date. On the Term Loan Closing Date, the Company used $37,500 of the Term Loan proceeds to repurchase $50,000 principal amount of its Convertible Notes (as defined below). As a result of the collective transactions at the Term Loan Closing Date, the Company recorded the Term Loan at fair value and recognized a one-time gain of $30,000 on the extinguishment of convertible debt. The initial discount on the Term Loan of $23,807 along with the capitalized issuance costs of $3,120 each will be amortized to interest expense over the term of the loan using the effective interest method. The amortization of initial discounts and issuance costs was $1,156 and $1,465 for the three months ended September 30, 2025 and 2024, respectively, and $3,371 and $4,218 for the nine months ended September 30, 2025 and 2024, respectively.
In October 2024, the Company, as required by the terms of the Credit Agreement, used net proceeds from the Divestiture to pay down $30,512 in principal and $3,051 in prepayment premiums and $252 in accrued interest on the Term Loan. As of September 30, 2025, $35,363 aggregate principal amount remained outstanding under the Term Loan. On October 23, 2025, the Company, as required by the terms of the Credit Agreement, used net proceeds from the partial release of the Indemnity Escrow to pay down $3,562 in principal, $356 in prepayment premiums, and $29 in accrued interest on the Term Loan.

The Company is the borrower under the Credit Agreement and all indebtedness outstanding under the Credit Agreement is guaranteed by each of the Company’s direct and indirect material subsidiaries (the Company and the guarantors, collectively, the “Credit Parties”). Pursuant to a Pledge and Security Agreement, dated December 13, 2023 (the “Pledge and Security Agreement”), the Term Loan is secured by a first-priority security interest in and lien on substantially all tangible and intangible property of the Credit Parties and a pledge of equity interests held by the Credit Parties. The Credit Agreement has certain customary default provisions, representations and warranties and affirmative and negative covenants, and originally contained a minimum Consolidated Liquidity (as defined in the Credit Agreement) covenant to maintain unrestricted cash and cash equivalents of at least $15,000 at all times (which covenant was later amended by the First Amendment, the Second Amendment and the Third Amendment, as further described below). The Company was in compliance with the amended covenants under the Credit Agreement at September 30, 2025.
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
On June 30, 2025, the Company entered into a Third Amendment to Credit and Guaranty Agreement (the “Third Amendment”). The Third Amendment provides that Consolidated Liquidity (as defined in the Credit Agreement) (i) shall not be less than $5 million for the period of time beginning on June 13, 2025 and extending through August 31, 2025 and (ii) shall be increased to $15 million beginning on September 1, 2025 and extending through maturity. The Company did not pay a consent fee in connection with the Third Amendment.

On August 29, 2025, the Company entered into a Fourth Amendment to Credit and Guaranty Agreement (the “Fourth Amendment”). The Fourth Amendment provides that Consolidated Liquidity (as defined in the Credit Agreement) (i) shall not be less than $5 million for the period of time beginning on June 13, 2025 and extending through September 12, 2025 and (ii) shall be increased to $15 million beginning on September 13, 2025 and extending through maturity. The Company did not pay a consent fee in connection with the Fourth Amendment. Except as set forth in the Limited Consent, the First Amendment, the Second Amendment, the Third Amendment, and the Fourth Amendment, the terms of the Credit Agreement remain unchanged.
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
For the three months ended September 30, 2025 and 2024, interest expense related to the Term Loan, including amortization of initial discounts and issuance costs, was $2,385 and $4,141, respectively. For the nine months ended September 30, 2025 and 2024, interest expense related to the Term Loan, including amortization of initial discounts and issuance costs, was $7,136 and $12,333, respectively. The effective annual interest rate was approximately 35.3%.
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
On the Term Loan Closing Date, the Company issued warrants (the “Warrants”) to the Lenders (in such capacity, the “Warrant Holders”) to purchase up to 3,008,540 shares of the Company’s common stock at an exercise price of $2.576 per share with a termination date of December 12, 2028. At the date of issuance, the Company classified the Warrants as equity and recognized them in additional paid-in capital within its consolidated balance sheet. As of September 30, 2025, there were 2,508,683 Warrants that remained unexercised and outstanding.
As of September 30, 2025, the remaining annual scheduled principal payments of the Term Loan were as follows (in thousands):

Amount
2025	$1,938
2026	7,750
2027	25,676
Total	$35,364

Convertible Senior Notes
In November 2021, the Company issued, at par value, $201,250 aggregate principal amount of 1.75% convertible senior notes due 2026 (the “Convertible Notes”). The issuance included the full exercise of an option granted by the Company to the initial purchasers of the Convertible Notes to purchase an additional $26,250 aggregate principal amount of Convertible Notes. The Convertible Notes were issued pursuant to and are subject to the terms and conditions of an indenture, which is referred to as the Indenture, between the Company and U.S. Bank National Association, as trustee. The Convertible Notes were offered and sold in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. In December 2022, the Company repurchased $60,000 aggregate principal amount of the Convertible Notes at approximately 65% of par (the “2022 Repurchase Transaction”). In December 2023, the Company repurchased $50,000 aggregate principal amount of the Convertible Notes at approximately 75% of par (the “2023 Repurchase Transaction”). As of September 30, 2025, the Company has $91,250 in aggregate principal amount of the Convertible Notes outstanding and unamortized debt issuance costs of $675.
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
Interest expense related to the Convertible Notes, including amortization of issuance costs, was $547 and $543 for the three months ended September 30, 2025 and 2024, respectively, and $1,638 and $1,627 for the nine months ended September 30, 2025 and 2024, respectively. The effective interest rate for the three and nine months ended September 30, 2025 and 2024 was approximately 2.42%. As of September 30, 2025, the if-converted value of the Convertible Notes did not exceed the outstanding principal amount. As of September 30, 2025, the total estimated fair value of the Convertible Notes was $68,406, which was determined based on a market approach using actual bids and offers of the Convertible Notes in an over-the-counter market during the period. The Company considers these assumptions to be Level 2 inputs in accordance with the fair value hierarchy described in Note 6, Fair Value Measurements.
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
5. Loss Per Share
The shares of common stock into which both the January 2025 Pre-Funded Warrants and June 2025 Pre-Funded Warrants (See Note 10, Stockholders’ Equity) may be exercised are considered outstanding from the date of issuance of the January 2025 Pre-Funded Warrants and June 2025 Pre-Funded Warrants for the purposes of computing basic loss per share because the shares may be issued for little or no consideration and because the January 2025 Pre-Funded Warrants and June 2025 Pre-Funded Warrants were fully vested and immediately exercisable upon issuance.

The following participating securities have been excluded from the computation of diluted loss per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Stock options and restricted stock units issued and outstanding	10,226	10,555	10,147	10,730
Warrants to purchase common stock	2,655	2,654	2,655	2,820
Common stock issuable in connection with convertible senior notes	2,483	2,483	2,483	2,483
Total	15,364	15,692	15,285	16,033
6. Fair Value Measurements
The Company applies the provisions of FASB ASC Topic 820, Fair Value Measurement (“ASC 820”), for its financial and non-financial assets and liabilities. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:
•Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity can access at the measurement date.
•Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means.
•Level 3 inputs are unobservable inputs for the asset or liability.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents are comprised primarily of domestic and foreign bank accounts and money market funds. These cash and cash equivalents are valued based on Level 1 inputs which consist of quoted prices in active markets. To reduce its credit risk, the Company monitors the credit standing of the financial institutions that hold the Company’s cash and cash equivalents. As of September 30, 2025 and December 31, 2024, the Company’s cash and cash equivalents approximated their estimated fair value. As such, there are no unrealized gains or losses related to the Company’s cash and cash equivalents.
Veritone One Earnout Receivable
The Company made an accounting policy election to record the earnout receivable related to the Veritone One divestiture at fair value at inception, and it is categorized as Level 3 within the fair value hierarchy. The earnout receivable is recorded within other assets in the Company’s consolidated balance sheets as of September 30, 2025 and December 31, 2024. The earnout receivable for the Veritone One divestiture has been recorded at its fair value using a Monte Carlo simulation pricing model due to the variability of estimating future revenues associated with the Company’s earnout. These models incorporate contractual terms and assumptions regarding financial forecasts for Veritone One, discount rates, and volatility of forecasted revenue. The value of the Veritone One earnout receivable would decrease if a lower discount rate was used and would increase if a higher discount rate was used. Similarly, a higher revenue volatility assumption would increase the value of the Veritone One earnout receivable, and a lower revenue volatility assumption would decrease the value of the Veritone One earnout receivable. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management with the assistance of a third-party valuation specialist.

The following table sets forth the significant assumptions utilized to determine the fair value of the earnout receivable related to the sale of Veritone One as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Internal rate of return	22%	23%
Risk-free rate	5%	5%
Revenue volatility	25%	10%
The following table presents a summary of the change in the fair value of the earnout receivable, which was primarily driven by a decrease in forecasted revenues and the passage of time and is included in Other assets within the Company's consolidated balance sheets as of September 30, 2025 and December 31, 2024:

Veritone One Earnout Receivable
Fair value as of December 31, 2024	$7,667
Change in fair value included in Other expense (income), net	(7,213)
Fair value as of September 30, 2025	$454
Investments
The Company holds a strategic investment in a technology company that was determined to not have a readily determinable fair value. This investment is carried at a cost of $2,750 on the Company’s condensed consolidated balance sheets within other assets as of September 30, 2025 and December 31, 2024 and is categorized as Level 3 within the fair value hierarchy.
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
Because these investments do not have readily determinable fair values, the Company has elected to measure these investments under ASC 321, Investments—Equity Securities, at cost minus impairments, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments. No impairment was recorded for the three and nine months ended September 30, 2025 and 2024. The Company re-measures its investments if there is an observable transaction in a class of security similar to the Company’s investments and there were no such re-measurements for the three and nine months ended September 30, 2025 and 2024.
7. Goodwill and Other Intangible Assets
Goodwill recorded in connection with the Company’s acquisitions is primarily attributable to the assembled workforce and anticipated operational synergies. Goodwill was $53,110 as of both September 30, 2025 and December 31, 2024, . There were no additions to, or impairments of, goodwill during the three and nine months ended September 30, 2025 and 2024.

The gross carrying amounts and accumulated amortization of the Company’s finite-lived intangible assets as of September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$44,100	$(39,701)	$4,399
Customer relationships	99,000	(61,583)	37,417
Trademarks and trade names	2,300	(1,788)	512
Total finite-lived intangible assets	$145,400	$(103,072)	$42,328

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$44,100	$(33,561)	$10,539
Customer relationships	99,000	(50,866)	48,134
Trademarks and trade names	2,300	(1,473)	827
Total finite-lived intangible assets	$145,400	$(85,900)	$59,500
Amortization expense related to developed technology, customer relationships, and trademarks and trade names is recorded in depreciation and amortization within the Company’s consolidated statements of operations. Amortization expense of finite-lived intangible assets was $5,488 and $6,025 for the three months ended September 30, 2025 and 2024, respectively, and $17,314 and $18,006 for the nine months ended September 30, 2025 and 2024, respectively.
The following table presents future amortization of the Company’s finite-lived intangible assets as of September 30, 2025:

Amount
2025	$4,285
2026	16,569
2027	13,541
2028	7,870
2029	20
2030	20
Thereafter	23
Total	$42,328
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

8. Consolidated Financial Statement Details
Consolidated Balance Sheets Details
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	September 30, 2025	December 31, 2024
Prepaid expenses	$7,176	$5,234
Indemnification escrow holdback	3,650	3,650
Other receivables	520	854
Other current assets	1,965	760
Prepaid expenses and other current assets	$13,311	$10,498
During the period ended September 30, 2025, the Company incurred approximately $1.5 million in costs related to debt refinancing that was recorded as a prepaid expense and included in other current assets as of September 30, 2025. As a result of the November 6, 2025 announcement to repurchase the Company’s senior secured debt and half of its convertible debt, these costs will be expensed during the quarter ended December 31, 2025.
In October 2025, the Company received the indemnification escrow holdback in full. Refer to Note 3, Discontinued Operations, Business Combinations, and Divestiture, for additional information.
Other Assets
Other assets consisted of the following:

	September 30, 2025	December 31, 2024
Fair value of earnout receivable	$454	$7,667
Investments	2,990	2,990
Deferred tax assets	865	1,773
Operating lease right-of-use assets	1,924	840
Other	3,603	2,315
Other assets	$9,836	$15,585
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	September 30, 2025	December 31, 2024
Accrued compensation	$4,213	$4,504
Taxes payable	5,025	5,645
Current portion of operating lease liabilities	697	698
Royalties payable	8,816	3,199
Accrued trade payables	12,920	14,882
Accrued expenses and other current liabilities	$31,671	$28,928

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

Deferred Revenue
Balance as of December 31, 2024	$12,056
Less: revenue recognized	(6,012)
Additions to deferred revenue	7,419
Balance as of March 31, 2025	13,463
Less: revenue recognized	(7,889)
Additions to deferred revenue	6,771
Balance as of June 30, 2025	12,345
Less: revenue recognized	(8,256)
Additions to deferred revenue	8,334
Balance as of September 30, 2025	$12,423
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
The table below illustrates the presentation of our revenues based on the above definitions:

	Three Months Ended
	September 30, 2025			September 30, 2024
	Commercial Enterprise	Public Sector	Total	Commercial Enterprise	Public Sector	Total
Software Products & Services	$20,865	$1,982	$22,847	$13,098	$1,596	$14,694

Managed Services:
Representation Services	1,484	—	1,484	2,730	—	2,730
Licensing	4,787	—	4,787	4,569	—	4,569
Total Managed Services	6,271	—	6,271	7,299	—	7,299

Total revenue	$27,136	$1,982	$29,118	$20,397	$1,596	$21,993

	Nine Months Ended
	September 30, 2025			September 30, 2024
	Commercial Enterprise	Public Sector	Total	Commercial Enterprise	Public Sector	Total
Software Products & Services	$49,348	$5,451	$54,799	$41,310	$4,236	$45,546

Managed Services:
Representation Services	5,785	—	5,785	9,763	—	9,763
Licensing	15,010	—	15,010	14,895	—	14,895
Total Managed Services	20,795	—	20,795	24,658	—	24,658

Total revenue	$70,143	$5,451	$75,594	$65,968	$4,236	$70,204
Other Expense (Income), Net
The $8,453 of other expense, net for the three months ended September 30, 2025 primarily consisted of a $7,997 loss on revaluation of the Veritone One earnout receivable and a $358 foreign currency and other impact. The $393 of other income, net for the three months ended September 30, 2024 consisted of a $393 foreign currency impact.
The $7,554 of other income, net for the nine months ended September 30, 2025 primarily consisted of a $7,213 loss on revaluation of the Veritone One earnout receivable. The $133 of other expense, net for the nine months ended September 30, 2024 consisted of a $172 loss on sale of GridBeyond, partially offset by a $37 foreign currency impact.
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
The Company’s effective tax rate was a benefit of 1.0% and 10.3% for the three months ended September 30, 2025 and 2024, respectively, and an expense of 0.4% and a benefit of 4.9% for the nine months ended September 30, 2025 and 2024, respectively. The difference between the effective tax rate and the U.S. federal statutory rate of 21% is primarily due to a valuation allowance established on the Company’s domestic federal and state net deferred tax assets, as well as the impact of foreign operations subject to tax in foreign jurisdictions. The change in the effective tax rates for the three and nine months ended September 30, 2025 as compared to the comparable prior year period is primarily due to the impact of taxes on foreign operations and valuation allowances against domestic net deferred tax assets.
As of September 30, 2025 and December 31, 2024, the Company had deferred tax assets of $865 and $1,773, respectively, and deferred tax liabilities of $4,897 and $6,387, respectively, which are included in other assets and other non-current liabilities, respectively, within the Company’s condensed consolidated balance sheets. As of September 30, 2025, the Company continues to provide a valuation allowance against deferred tax assets that are not expected to be realizable. The Company continues to evaluate the realizability of deferred tax assets and the related valuation allowance. If the Company’s assessment of the deferred tax assets or the corresponding valuation allowance were to change, the Company would record the related adjustment to income during the period in which the determination is made.

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
On July 4, 2025, the U.S. enacted H.R. 1 “A bill to provide for reconciliation pursuant to Title II of H. Con. Res. 14”, commonly referred to as the One Big Beautiful Bill Act (OBBBA). The OBBBA contains significant provisions, including the permanent extension or restoration of certain expiring corporate income tax provisions, originally introduced by the Tax Cuts and Jobs Act of 2017, and incremental modifications to the international framework. The legislation has multiple effective dates, with certain provisions effective for the tax year beginning after December 31, 2024, and others effective for tax years beginning after December 31, 2025. Veritone has evaluated the OBBBA provisions enacted during the quarter and has included the related impact in the provision for income taxes for the three months ended September 30, 2025, which was not material.
9. Leases, Commitments, and Contingencies
Leases
In January 2025, the Company entered into a non-cancellable agreement to lease office space in London to replace its existing office space. The base rent is approximately $2,622, translated at the September 30, 2025 spot rate, in the aggregate over the original lease term of 71 months from the commencement date.
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
In December 2024, the Company received $2,500 in unclaimed funds associated with the PandoLogic acquisition from its escrow agent. Based on the jurisdiction of the potential future claims and underlying statute of limitations, the Company has recognized the unclaimed funds as part of other non-current liabilities within its consolidated balance sheets, which amounted to $2,481 and $2,500 as of September 30, 2025 and December 31, 2024, respectively, and will continue to evaluate the merit of such claims.
10. Stockholders’ Equity
January 2025 Registered Direct Offering
On January 2, 2025, the Company issued and sold an aggregate of 4,414,878 shares of common stock at a price of $2.53 per share and pre-funded warrants to purchase up to 3,608,838 shares of common stock at a price of $2.52 per pre-funded warrant (the “January 2025 Pre-Funded Warrants”), with an exercise price of $0.01, in a registered direct offering with Esousa Group Holdings, LLC. The aggregate net proceeds were approximately $20,213, after deducting offering expenses.

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
June 2025 Registered Direct Offering and Private Placement
On June 30, 2025, the Company agreed to issue and sell an aggregate of 6,452,293 shares of the Company’s common stock at a price of $1.09 per share and pre-funded warrants to purchase up to 1,804,587 shares of the Company’s common stock (the “June 2025 Pre-Funded Warrants”), priced at $1.08 per pre-funded warrant, with an exercise price of $0.01 per share, to certain institutional and accredited investors in a registered direct offering. The sale and issuance of shares and warrants were completed on July 1, 2025. The aggregate net proceeds were approximately $8,010, after deducting placement agent fees and offering expenses.
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
Additionally, on June 30, 2025, pursuant to the terms of the RDO Purchase Agreement, the Company and Ryan Steelberg, the Company’s President, Chief Executive Officer and Chairman of its Board of Directors, as trustee of The RSS Living Trust dated April 6, 2012 (the “RSS Trust”) entered into a securities purchase agreement (the “Steelberg Purchase Agreement”), pursuant to which the RSS Trust agreed to purchase from the Company, and the Company agreed to issue and sell to the RSS Trust, up to 709,220 shares of the Company’s common stock for a gross aggregate offering price of $1,000, at a price per share equal to the greater of (i) $1.41 (representing the consolidated closing bid price of the Company’s common stock on June 27, 2025) and (ii) the consolidated closing bid price of the Company’s common stock on the date that is the second full trading day after the date on which the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 (“Q2 Form 10-Q”) is filed with the SEC (such transaction, the “Private Placement” and such shares, the “Private Placement Shares”).

The Private Placement Shares were initially classified as a liability within the Company’s condensed consolidated balance sheet pursuant to ASC 480. The Private Placement Shares were liability classified because the Company was obligated to deliver a variable number of shares based on the closing bid price of its common stock on the trading day preceding the closing date, while the monetary obligation was fixed at inception. The liability was recorded at its fair value of approximately $1,000, equal to the gross aggregate offering price of the Private Placement Shares.
The Private Placement closed on August 13, 2025, the third full trading day after the filing of the Company’s Q2 Form 10-Q with the SEC. In connection with the closing of the Private Placement, the Company issued 366,300 shares of its common stock at a price per share of $2.73, the consolidated closing bid price of the Company’s common stock on August 12, 2025, and simultaneously extinguished the liability related to the Private Placement Shares as described above. The Private Placement Shares were not registered under the Securities Act and were offered pursuant to the exemption from registration provided in Section 4(a)(2) of the Securities Act and Rule 506(b) promulgated thereunder. The RSS Trust is an “accredited investor” as such term is defined in Rule 501(a) under the Securities Act.
September 2025 Underwritten Public Offering
On September 12, 2025, the Company issued and sold an aggregate of 10,931,560 shares of common stock at a price of $2.63 per share in an underwritten public offering. The aggregate net proceeds were approximately $27,025, after deducting underwriting discounts and commissions and offering expenses.
At the Market Program
On November 19, 2024, the Company entered into a sales agreement (the "Sales Agreement") with Needham & Company, LLC and H.C. Wainwright & Co., LLC (the “Sales Agents”), to establish an “at-the-market” equity offering program (the "ATM Program"), pursuant to which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $35,000 from time to time through the Sales Agents. Sales under the Sales Agreement were conducted as “at-the-market” equity offerings as defined in Rule 415(a)(4) under the Securities Act, including sales made directly on The Nasdaq Global Market or other trading markets for the Company’s common stock. The issuance and sale of shares was made pursuant to the Company’s registration statement on Form S-3 (File No. 333-280148), which became effective on June 21, 2024, and the related prospectus supplement filed with the SEC on November 19, 2024. From inception through September 30, 2025, the Company received $20,256 in net proceeds from sales of 9,171,085 shares of its common stock pursuant to the ATM Program. Subsequent to September 30, 2025, the Company issued and sold the remaining available shares under its ATM Program and terminated the ATM Program.
11. Stock-Based Compensation
The Company has stock-based compensation plans, which are more fully described in Note 11, Stock Plans, to the Consolidated Financial Statements included in the 2024 10-K. During the nine months ended September 30, 2025, the Company granted restricted stock units (“RSUs”) subject to service conditions, RSUs subject to service and performance conditions, and RSUs subject to service and market conditions.

Stock Options
The following table summarizes the activities for all stock options under the Company’s stock-based compensation plans for the nine months ended September 30, 2025:

	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
Outstanding as of December 31, 2024(2)	8,438	$12.93	3.16 years	$152
Granted	—	$—
Exercised	(27)	$2.64
Forfeited or expired(3)	(363)	$11.41
Outstanding as of September 30, 2025(2)	8,048	$13.03	3.46 years	$516
Exercisable as of September 30, 2025(4)	7,989	$13.07	3.43 years	$497
Vested and expected to vest as of September 30, 2025(5)	8,048	$13.03	3.46 years	$516

(1)The intrinsic value is the amount by which the current market value of the underlying stock exceeds the exercise price of the stock awards.
(2)Includes 3,539 and 3,620 performance condition stock options as of September 30, 2025 and December 31, 2024, respectively.
(3)Includes 81 performance condition stock options.
(4)Includes 3,539 performance condition stock options.
(5)Includes 3,539 performance condition stock options.
There were no stock options granted during the three and nine months ended September 30, 2025 and 2024. The total intrinsic value of stock options exercised during the three months ended September 30, 2025 and 2024 was $55 and $43, respectively. The total intrinsic value of stock options exercised during the nine months ended September 30, 2025 and 2024 was $56 and $81, respectively.
As of September 30, 2025, the total unrecognized compensation cost related to all nonvested stock options was $320 and the related weighted-average period over which it is expected to be recognized was approximately 1.10 years.
Restricted Stock Units
The following table summarizes the activities for all RSUs under the Company’s stock-based compensation plans for the nine months ended September 30, 2025:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2024(1)	1,902	$4.94
Granted(2)	1,753	$3.25
Vested	(563)	$5.79
Forfeited(3)	(559)	$5.01
Outstanding as of September 30, 2025(1)	2,533	$3.57

(1)Includes 323 and 248 performance condition RSUs as of September 30, 2025 and December 31, 2024, respectively.
(2)Includes 323 performance condition RSUs.
(3)Includes 248 performance condition RSUs.
The total vesting date fair value of RSUs which vested during the three months ended September 30, 2025 and 2024 was $223 and $595, respectively. The total vesting date fair value of RSUs which vested during the nine months ended September 30, 2025 and 2024 was $1,343 and $2,056, respectively.

As of September 30, 2025, the total unrecognized compensation cost related to all nonvested RSUs was $6,388 and the related weighted-average period over which it is expected to be recognized was approximately 1.80 years.
Stock-Based Compensation Expense
The following table provides information about stock-based compensation expense by award type:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Stock options	$208	$422	$797	$1,455
Restricted stock units	1,046	1,405	3,133	3,608
Employee stock purchase plan	389	271	1,166	628
Total stock-based compensation expense	$1,643	$2,098	$5,096	$5,691
The following table provides information about stock-based compensation expense by financial statement line item:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Cost of revenue (exclusive of depreciation and amortization)	$—	$—	$—	$(1)
Sales and marketing	280	254	798	699
Research and development	311	438	905	1,066
General and administrative	1,052	1,406	3,393	3,927
Total stock-based compensation expense	$1,643	$2,098	$5,096	$5,691
Stock-based compensation expense capitalized as part of internal-use software was $42 and $87 for the three months ended September 30, 2025 and 2024, respectively, and $152 and $299 for the nine months ended September 30, 2025 and 2024, respectively.
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

The Company determined that all future payments under the Amended Consulting Agreement are probable and estimable, and that substantially all benefits earned under the agreement relate to past services rendered. As such, the Company recognized a resulting acceleration charge of $1,484 to general and administrative expenses within its condensed consolidated statement of operations during the first quarter of 2024 and has accrued a liability for all future cash payments under the agreement on its condensed consolidated balance sheet, which amounted to $249 and $586 as of September 30, 2025 and December 31, 2024, respectively.
Appointment of Ryan Steelberg
Ryan Steelberg, the Company’s Chief Executive Officer, was appointed Chairman of the Board effective January 22, 2024, replacing Chad Steelberg who resigned as Chairman of the Board effective the same date. Chad Steelberg continued to serve as a member of the Company’s Board until his resignation effective as of March 12, 2025.
RSS Trust Private Placement
On June 30, 2025, pursuant to the terms of the RDO Purchase Agreement, the Company and Ryan Steelberg, as trustee of the RSS Trust, entered into the Steelberg Purchase Agreement, pursuant to which the RSS Trust agreed to purchase from the Company, and the Company agreed to issue and sell to the RSS Trust, up to 709,220 shares of the Company’s common stock for a gross aggregate offering price of $1.0 million, at a price per share equal to the greater of (i) $1.41 (representing the consolidated closing bid price of the Company’s common stock on June 27, 2025) and (ii) the consolidated closing bid price of the Company’s common stock on the date that is the second full trading day after the date on which the Q2 Form 10-Q is filed with the SEC. The Private Placement closed on August 13, 2025, the third full trading day after the filing of the Company’s Q2 Form 10-Q with the SEC. In connection with the closing of the Private Placement, the Company issued 366,300 shares of its common stock at a price per share of $2.73, the consolidated closing bid price of the Company’s common stock on August 12, 2025. Refer to Note 10, Stockholders’ Equity, for additional information.
There were no other material related party transactions during the nine months ended September 30, 2025.
13. Subsequent Events
October 2025 Registered Direct Offering
On October 17, 2025, the Company issued and sold an aggregate of 12,864,494 shares of common stock at a price of $5.83 per share to certain institutional and accredited investors in a registered direct offering. The aggregate net proceeds were approximately $70,278, after deducting estimated offering expenses.
Completion of At the Market Program
Subsequent to September 30, 2025, the Company issued and sold the remaining available shares under its ATM Program and terminated the ATM Program.
November 2025 Term Loan Repayment
On November 6, 2025, the Company provided notice under the Credit Agreement that it intends to repay in full all outstanding amounts under the Term Loan Facility on November 12, 2025 for an aggregate amount of $36.7 million in cash. The repayment amount reflects the outstanding principal amount of loans under the Term Loan Facility of $31.8 million, together with accrued and unpaid interest thereon of $0.5 million, and a prepayment premium equal to 14% of such principal amount. Following such repayment, the Company’s obligations under the Term Loan Facility will be terminated.

November 2025 Convertible Note Repurchase
On November 6, 2025, the Company also entered into separate, privately negotiated transactions with certain holders of its Convertible Notes to repurchase approximately 50% of the outstanding Convertible Notes or approximately $45.7 million aggregate principal amount of the Convertibles Notes (the “2025 Repurchase Transaction” or the “Repurchases”), comprising a combination of (i) approximately $39.0 million in cash and (ii) the issuance of 625,000 shares of the Company’s common stock, par value $0.001 per share. The Repurchases are expected to close on or about November 12, 2025, subject to certain closing conditions. Following the closing of the Repurchases, the Company intends to cancel the repurchased Convertible Notes and, after such cancellation of repurchased Convertible Notes, approximately $45.6 million aggregate principal amount of the Convertible Notes will remain outstanding.
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
During the three and nine months ended September 30, 2025, we generated revenue of $29.1 million and $75.6 million, respectively, as compared to $22.0 million and $70.2 million during the three and nine months ended September 30, 2024, respectively. Software Products & Services revenue was $22.8 million and $54.8 million during the three and nine months ended September 30, 2025, respectively, as compared to $14.7 million and $45.5 million during the three and nine months ended September 30, 2024, respectively. Managed Services revenue was $6.3 million and $20.8 million during the three and nine months ended September 30, 2025, respectively, as compared to $7.3 million and $24.7 million during the three and nine months ended September 30, 2024, respectively. During the three months ended September 30, 2025, two customers each accounted for 10% or more of our consolidated revenue, and collectively accounted for 27% of our consolidated revenue. During the three months ended September 30, 2024 and the nine months ended September 30, 2025 and 2024, no customer represented more than 10% of our consolidated revenue.
Recent Developments
September 2025 Underwritten Public Offering
On September 12, 2025, we issued and sold an aggregate of 10,931,560 shares of common stock at a price of $2.63 per share in an underwritten public offering (the “September 2025 Underwritten Public Offering”). The aggregate net proceeds were approximately $27.0 million, after deducting underwriting discounts and commissions and offering expenses.

October 2025 Registered Direct Offering
On October 17, 2025, we issued and sold an aggregate of 12,864,494 shares of common stock at a price of $5.83 per share to certain institutional and accredited investors in a registered direct offering (the “October 2025 Registered Direct Offering”). The aggregate net proceeds were approximately $70.3 million, after deducting estimated offering expenses.
November 2025 Term Loan Repayment
On November 6, 2025, we provided notice under the Credit Agreement that we intend to repay in full all outstanding amounts under the Term Loan on November 12, 2025 for an aggregate amount of $36.7 million in cash. The repayment amount reflects the outstanding principal amount of loans under the Term Loan of $31.8 million, together with accrued and unpaid interest thereon of $0.5 million, and a prepayment premium equal to 14% of such principal amount. Following such repayment, our obligations under the Term Loan will be terminated.
November 2025 Convertible Note Repurchase
On November 6, 2025, we also entered into separate, privately negotiated transactions with certain holders of our Convertible Notes to repurchase (the “Repurchases”) approximately 50% of the outstanding Convertible Notes or approximately $45.7 million aggregate principal amount of the Convertibles Notes, comprising a combination of (i) approximately $39.0 million in cash and (ii) the issuance of 625,000 shares of our common stock, par value $0.001 per share. The Repurchases are expected to close on or about November 12, 2025, subject to certain closing conditions. Following the closing of the Repurchases, we intend to cancel the repurchased Convertible Notes and, after such cancellation of repurchased Convertible Notes, approximately $45.6 million aggregate principal amount of the Convertible Notes will remain outstanding
Opportunities, Challenges, and Risks
During the three and nine months ended September 30, 2025 and 2024, we derived our revenue primarily through our Commercial Enterprise customers and secondarily through our Public Sector customers. During the three months ended September 30, 2025, two customers each accounted for 10% or more of our total consolidated revenue, and collectively accounted for 27% of our total consolidated revenue. During the three months ended September 30, 2024 and the nine months ended September 30, 2025 and 2024, no customer represented more than 10% of our total consolidated revenue.
We are a leader in AI-based Software Products & Services. Our proprietary AI operating system, aiWARE, uses machine learning algorithms, or AI models, together with a suite of powerful applications, to reveal valuable insights from vast amounts of structured and unstructured data. Historically, we have derived a large portion of our Software Product & Services revenue from applications we internally developed from our aiWARE platform and actively sold across various customers. Beginning in mid-fiscal year 2022, economic conditions, including those resulting from the pullback in the macroeconomic environment caused by inflation, high interest rates, tariffs and trade tensions, as well as geopolitical factors such as the Russia-Ukraine war and the Israel-Hamas war, negatively impacted parts of our consumption-based operations and financial results. As a result, our Software Products & Services revenue decreased from $84.8 million during the year ended December 31, 2022 to $68.4 million during the year ended December 31, 2023, and decreased further to $61.1 million during the year ended December 31, 2024. While these economic and geopolitical factors have persisted throughout the first half of 2025, including instability caused by tariffs, our Software Products & Services revenue of $22.8 million and $54.8 million for the three and nine months ended September 30, 2025, respectively, improved 55.5% and 20.3%, respectively, as compared to the corresponding prior-year periods.
To align our operating structure with the revenue declines experienced in 2024 and 2023, we enacted significant cost reductions during fiscal years 2023, 2024, and 2025. In January 2023, we announced our plans to reduce costs through the optimization of our operational structure. In February 2024, we announced additional cost reduction and restructuring initiatives, the result of which was a reduction in our global workforce of approximately 13% during fiscal 2024. From January 1, 2023 through December 31, 2024, we reduced our global workforce by approximately 19%. In June 2025, we announced further cost reduction initiatives of up to $10.0 million, approximately 80%, or $8.0 million of which have been achieved as of September 30, 2025. As of September 30, 2025, we have achieved an aggregate of over $50.0 million of net annualized strategic cost reductions since January 1, 2023 as a result of our organizational restructuring and realignment efforts.

As of September 30, 2025, our total Software Products & Services customers declined to 3,021, which was a decrease of 8.2% as compared to September 30, 2024. This change was largely driven by fewer consumption-based customers across Veritone Hire and the continuing impact of sunsetting legacy Career Builder customers. In addition, smaller hiring agency customers experienced a drop in hiring as a result of the challenging macroeconomic environment, which contributed to the decrease in Software Products & Services customers, but did not have a significant impact on our financial results for the three and nine months ended September 30, 2025 or year ended December 31, 2024. To continue our effort to grow our customer base and overall revenue, we continue to invest aggressively in existing customers and acquiring new customers.
We believe our Software Products & Services will extend the capabilities of many third-party software platforms and products that are widely used today. For example, we believe that, when integrated with aiWARE, our Veritone Hire customers will have greater visibility and transparency in their hiring processes. We announced our Intelligent Digital Evidence Management System (“iDEMS”) and Veritone Data Refinery (“VDR”) product launches this year. As a result, we now offer a suite of aiWARE applications to address the growing problem of unstructured digital data management faced by commercial, public safety, and federal government sectors today. A substantial portion of our growth in 2025 to date has come from our iDEMS and VDR solutions. In June 2025, we announced a partnership with the US Air Force Office of Special Investigations (“OSI”), an investigative division within the US Department of Defense (“DOD”), and increased our VDR sales pipeline to more than $10.0 million from our March 2025 estimate of $5.0 million. The partnership with OSI is in the early stages of deploying our iDEMS solutions across the investigative divisions within the DOD. In August 2025, our VDR sales pipeline increased to approximately $20.0 million, and on October 14, 2025, we announced additional new contracts with leading hyperscalers for the deployment of our VDR solution, increasing our VDR bookings and sales pipeline to approximately $40.0 million. Our public sector pipeline has also increased to $218 million, which we believe reflects accelerating demand for our AI-driven solutions and our reputation as a trusted technology partner to government agencies. See “About Our Sales Pipelines” below for more information. As a result, during the third quarter ended September 30, 2025, our Software Products Services revenue, excluding our Veritone Hire platform, grew over 200% when compared to the same period in 2024 led principally by our iDEMS and VDR initiatives. In addition, we announced in the second quarter of 2024 that we achieved Amazon Web Services (“AWS”) Advanced Tier Services status, advancing the deployment of our AI solutions and capabilities across the AWS platform, and we have historically integrated aiWARE across many platforms, including Alteryx, Snowflake and the NVIDIA® CUDA® GPU-based platform, enabling dramatic increases in aiWARE’s processing speed and providing a wide range of new use cases for our technology. We are in the process of developing and marketing more specific use cases for these and future integrations, which we believe will open new markets for our products and accelerate our long-term revenue growth opportunities.
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

In the last few years, we have pursued and may continue to pursue opportunistic sales of certain business operations that are not part of our long-term strategy. For example, we divested our Veritone energy solutions group in the second quarter of 2023 and in October 2024, we divested our wholly-owned subsidiary, Veritone One, for a total purchase price of up to $104.0 million. The decision to divest Veritone One was made to enhance our focus on our core business and growth initiatives, particularly in Software Products & Services. By divesting non-core assets, we aim to streamline operations, reduce complexity, and allocate resources more effectively toward areas that align with our long-term strategic goals. The divestiture of Veritone One has allowed us to concentrate on organic growth, enabling greater innovation, operational efficiency, and the ability to respond more swiftly to market opportunities within our primary business segments. As a result of this transaction, we expect to recognize improved margins and more effective allocation of capital. We believe that a sharper focus on our core assets will drive sustainable growth and value creation for our shareholders moving forward.
For the three and nine months ended September 30, 2025, our total revenues were $29.1 million and $75.6 million, respectively, as compared to $22.0 million and $70.2 million for the three and nine months ended September 30, 2024, respectively, an increase of 32.4% and 7.7%, respectively, over the prior-year period, driven by an increase in Software Products & Services revenue from iDEMs and VDR revenues, partially offset by a decrease in Managed Services revenue primarily due to lower revenue from representation services, in each case, compared to the prior year period. Our gross profit for the three and nine months ended September 30, 2025 was $18.7 million and $47.8 million, respectively, as compared to $14.7 million and $47.4 million for the three and nine months ended September 30, 2024, respectively, an increase of 27.7% and 0.8%, respectively, driven by an increase in revenue compared to the prior year period. For the three and nine months ended September 30, 2025, our non-GAAP gross profit (calculated as described in “Non-GAAP Financial Measures” below) increased to $20.6 million and $51.7 million, respectively, as compared to $15.7 million and $50.6 million for the three and nine months ended September 30, 2024, respectively, driven by an increase in revenue compared to the prior year period. Gross profit and non-GAAP gross profit are dependent upon our ability to grow our revenue by expanding our customer base and increasing business with existing customers, and to manage our costs by negotiating favorable economic terms with cloud computing providers such as AWS and Microsoft Azure. While we are focused on continuing to improve our gross profit and non-GAAP gross profit, our ability to attract and retain customers to grow our revenue will be highly dependent on our ability to implement and continually improve upon our technology and services and improve our technology infrastructure and operations as we experience increased network capacity constraints due to our growth.
During the three and nine months ended September 30, 2025, we reported a net loss of $26.9 million and $73.6 million, respectively, as compared to $21.7 million and $69.2 million during the three and nine months ended September 30, 2024, respectively. During the three and nine months ended September 30, 2025, we reported a non-GAAP net loss (calculated as described in “Non-GAAP Financial Measures” below) of $5.8 million and $25.6 million, respectively, as compared to $7.1 million and $21.6 million during the three and nine months ended September 30, 2024, respectively. To continue to grow our revenue, we will continue to make targeted investments in people, namely software engineers and sales personnel. However, considering the challenging macro-economic environment since 2023, we have made significant cost reductions to our operating structure to better streamline our business and prioritize investments that drive our growth. These cost reduction initiatives began in the latter half of 2022 and will continue through the end of 2025, and have included reductions in workforce and certain legacy operating costs, as well as the sale of our energy solutions group. As a result of these initiatives, we believe we will be able to accelerate our pathway toward long term profitability.
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
Due to the nature of our business, the effect of these macroeconomic conditions may not be fully reflected in our results of operations until future periods. We have assessed the potential credit deterioration of our customers due to changes in the macroeconomic environment and have determined that no additional allowance for credit losses was necessary due to credit deterioration as of September 30, 2025. The most significant risks to our business and results of operations are discussed in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2024.
About Our Sales Pipelines
Our VDR and public sector sales pipelines represent revenue we expect to receive from contracts related to our VDR solutions and with our public sector customers, respectively, in each case, based on the total fees payable during the full contract term for contracts that we believe have a high probability of closing in the next three to twelve months. We include in our VDR and public sector sales pipelines fees payable during any cancellable portion and an estimate of license fees that may fluctuate over the term and we do not include any variable fees under the contract (e.g., fees for cognitive processing, storage, professional services and other variable services) and any fees payable after contract renewals or extensions that are at the discretion of our customer. Many of our contracts require us to provide services over more than one year and may include professional fees required to enable our technology in certain environments we do not host or have direct control over. In some cases, our customers may have the ability to terminate our agreements on short notice and our VDR and public sector sales pipelines do not consider the potential impact of any early termination. No assurance can be given that we will ultimately realize our full VDR and public sector sales pipelines.
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
Non-GAAP net income (loss) is calculated as our net income (loss) adjusted to exclude net income from discontinued operations, net of income taxes, interest expense, net, income taxes, depreciation and amortization, stock-based compensation, change in fair value of earnout receivable, contingent purchase compensation expense, foreign currency impact and other, acquisition and due diligence costs, (gain) loss on asset disposition, severance and executive transition costs, lender consent fees, and non-GAAP net income from discontinued operations. Non-GAAP net income (loss) from continuing operations is calculated as our net loss from continuing operations adjusted to exclude net income from discontinued operations, net of income taxes, interest expense, net, income taxes, depreciation and amortization, stock-based compensation, change in fair value of earnout receivable, contingent purchase compensation expense, foreign currency impact and other, acquisition and due diligence costs, (gain) loss on asset disposition, severance and executive transition costs, and lender consent fees. Non-GAAP net income (loss) from discontinued operations is calculated as our net income from discontinued operations adjusted to exclude interest expense, net, income taxes, depreciation and amortization, stock-based compensation, acquisition due diligence costs, and severance and executive transition costs.
Non-GAAP gross profit is calculated as gross profit with adjustments to add back depreciation and amortization related to cost of revenue and stock-based compensation expenses. Non-GAAP gross margin is defined as non-GAAP gross profit divided by revenue.

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
The following table provides a reconciliation of net loss to non-GAAP net loss:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net loss	$(26,880)	$(21,746)	$(73,553)	$(69,175)
Net income from discontinued operations, net of income taxes	—	(765)	—	(2,897)
Interest expense, net	2,908	2,987	8,970	8,485
Income taxes	(283)	(2,575)	275	(3,713)
Depreciation and amortization	7,370	7,152	21,490	21,454
Stock-based compensation	1,643	2,099	5,096	5,691
Change in fair value of earnout receivable	7,997	—	7,213	—
Contingent purchase compensation expense	137	367	350	1,252
Foreign currency impact and other	472	(393)	310	(37)
Acquisition and due diligence costs	664	368	1,520	3,257
(Gain) Loss on asset disposition	—	—	—	172
Severance and executive transition costs	176	1,409	1,676	4,372
Lender consent fees	—	—	1,014	—
Non-GAAP net loss from continuing operations	(5,796)	(11,097)	(25,639)	(31,139)
Non-GAAP net income from discontinued operations(1)	—	3,984	—	9,560
Non-GAAP net loss	$(5,796)	$(7,113)	$(25,639)	$(21,579)

(1)A reconciliation of non-GAAP net income from discontinued operations to GAAP net income from discontinued operations for the three and nine months ended September 30, 2024 is set forth in the table below.

	Three Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2024
Net income from discontinued operations, net of income taxes	$765	$2,897
Interest expense, net	1,699	4,689
Income taxes	26	76
Depreciation and amortization	87	245
Stock-based compensation	82	237
Acquisition and due diligence costs	1,292	1,369
Severance and executive transition costs	33	47
Non-GAAP net income from discontinued operations	$3,984	$9,560
The following table provides a reconciliation of gross profit to Non-GAAP gross profit and gross margin to Non-GAAP gross margin:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Revenue	$29,118	$21,993	$75,594	$70,204
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	8,567	6,325	23,879	19,614
Depreciation and amortization related to cost of revenue	1,842	1,013	3,948	3,193
GAAP gross profit	18,709	14,655	47,767	47,397
Depreciation and amortization related to cost of revenue	1,842	1,013	3,948	3,193
Stock-based compensation	—	—	—	(1)
Non-GAAP gross profit	$20,551	$15,668	$51,715	$50,589
GAAP gross margin	64.3%	66.6%	63.2%	67.5%
Non-GAAP gross margin	70.6%	71.2%	68.4%	72.1%
GAAP gross profit of $18.7 million and $47.8 million for the three and nine months ended September 30, 2025, respectively, increased $4.1 million and $0.4 million, respectively, or 27.7% and 0.8%, respectively, as compared to the three and nine months ended September 30, 2024 primarily due to an increase in revenue. GAAP gross margin of 64.3% and 63.2% for the three and nine months ended September 30, 2025, respectively, decreased 238 basis points and 432 basis points, respectively, as compared to the three and nine months ended September 30, 2024 as a result of year-over-year declines in higher gross margin revenue from consumption-based and one-time software revenue.
Non-GAAP gross profit of $20.6 million and $51.7 million for the three and nine months ended September 30, 2025, respectively, increased $4.9 million and $1.1 million, respectively, or 31.2% and 2.2%, respectively, as compared to the three and nine months ended September 30, 2024 primarily due to an increase in revenue. Non-GAAP gross margin of 70.6% and 68.4% for the three and nine months ended September 30, 2025, respectively, decreased 66 basis points and 365 basis points, respectively, as compared to the three and nine months ended September 30, 2024 as a result of year-over-year declines in higher gross margin revenue from consumption-based and one-time software revenue. Historically, our gross margin and non-GAAP gross margin have been impacted significantly by the mix of our Software Products & Services revenue and our Managed Services revenue in any given period because our Managed Services revenue typically has a lower overall non-GAAP gross margin than our Software Products & Services revenue.

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

	Quarter Ended
	September 30, 2024	December 31, 2024	March 31, 2025	June 30, 2025	September 30, 2025
Total Software Products & Services Customers(1)	3,291	3,237	3,156	3,067	3,021
Annual Recurring Revenue (SaaS) (in 000's)(2)	$48,269	$47,549	$47,494	$50,350	$50,010
Annual Recurring Revenue (Consumption) (in 000's)(3)	$15,011	$11,245	$11,223	$12,249	$18,822
Total New Bookings (in 000's)(4)	$16,471	$13,228	$15,835	$15,766	$21,470
Gross Revenue Retention(5)	> 90%	> 90%	> 90%	> 90%	> 90%

(1)“Total Software Products & Services Customers” includes Software Products & Services customers as of the end of each respective quarter set forth above with net revenues in excess of $10 during the last month of the quarter and also excludes any customers categorized by us as trial or pilot status. Management uses Total Software Products & Services Customers and we believe Total Software Products & Services Customers are useful to investors because it more accurately reflects our total customers for our Software Products & Services inclusive of Broadbean.
(2)“Annual Recurring Revenue (SaaS)” represents an annualized calculation of monthly recurring subscription-based SaaS revenue during the last month of the applicable quarter for all Total Software Products & Services customers. Management uses “Annual Recurring Revenue (SaaS)” and we believe Annual Recurring Revenue (SaaS) is useful to investors because Broadbean significantly increases our mix of subscription-based SaaS revenues as compared to consumption-based revenues and the split between the two allows us to delineate between predictable recurring SaaS revenues and more volatile consumption-based revenues, including VDR.
(3)“Annual Recurring Revenue (Consumption)” represents the trailing twelve months of all non-recurring and/or consumption-based revenue for all active Total Software Products & Services customers. Management uses “Annual Recurring Revenue (Consumption)” and we believe Annual Recurring Revenue (Consumption) is useful to investors because Broadbean significantly increases our mix of subscription-based SaaS revenues as compared to consumption-based revenues and the split between the two allows us to delineate between predictable recurring SaaS revenues and more volatile consumption-based revenues, including VDR.
(4)“Total New Bookings” represents the total fees payable during the full contract term for new contracts received in the quarter (including fees payable during any cancellable portion and an estimate of license fees that may fluctuate over the term), excluding any variable fees under the contract (e.g., fees for cognitive processing, storage, professional services and other variable services).
(5)“Gross Revenue Retention” represents a calculation of our dollar-based gross revenue retention rate as of the period end by starting with the revenue from Software Products & Services Customers as of the three months in the prior year quarter to such period, or Prior Year Quarter Revenue. We then deduct from the Prior Year Quarter Revenue any revenue from Software Products & Services Customers who are no longer customers as of the current period end, or Current Period Ending Software Customer Revenue. We then divide the total Current Period Ending Software Customer Revenue by the total Prior Year Quarter Revenue to arrive at our dollar-based gross retention rate, which is the percentage of revenue from all Software Products & Services Customers from our Software Products & Services as of the year prior that is not lost to customer churn.

Results of Operations
The following tables set forth our results of operations for the three and nine months ended September 30, 2025 and 2024, in dollars and as a percentage of our revenue for those periods. The period-to-period comparisons of our historical results are not necessarily indicative of the results that may be expected in the future.

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Revenue	$29,118	$21,993	$75,594	$70,204
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	8,567	6,325	23,879	19,614
Sales and marketing	10,511	10,245	31,712	31,400
Research and development	5,494	6,762	15,632	21,269
General and administrative	12,978	14,001	39,635	43,634
Depreciation and amortization	7,370	7,152	21,490	21,454
Total operating expenses	44,920	44,485	132,348	137,371
Operating loss	(15,802)	(22,492)	(56,754)	(67,167)
Interest expense, net	2,908	2,987	8,970	8,485
Other expense (income), net	8,453	(393)	7,554	133
Loss from continuing operations before income taxes	(27,163)	(25,086)	(73,278)	(75,785)
Income taxes	(283)	(2,575)	275	(3,713)
Net loss from continuing operations	(26,880)	(22,511)	(73,553)	(72,072)
Net income from discontinued operations, net of income taxes	—	765	—	2,897
Net loss	$(26,880)	$(21,746)	$(73,553)	$(69,175)

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	29.4%	28.8%	31.6%	27.9%
Sales and marketing	36.1%	46.6%	42.0%	44.7%
Research and development	18.9%	30.7%	20.7%	30.3%
General and administrative	44.6%	63.7%	52.4%	62.2%
Depreciation and amortization	25.3%	32.5%	28.4%	30.6%
Total operating expenses	154.3%	202.3%	175.1%	195.7%
Operating loss	(54.3)%	(102.3)%	(75.1)%	(95.7)%
Interest expense, net	10.0%	13.6%	11.9%	12.1%
Other expense (income), net	29.0%	(1.8)%	10.0%	0.2%
Loss from continuing operations before income taxes	(93.3)%	(114.1)%	(96.9)%	(107.9)%
Income taxes	(1.0)%	(11.7)%	0.4%	(5.3)%
Net loss from continuing operations	(92.3)%	(102.4)%	(97.3)%	(102.7)%
Net income from discontinued operations, net of income taxes	—%	3.5%	—%	4.1%
Net loss	(92.3)%	(98.9)%	(97.3)%	(98.5)%

Comparison of the Three and Nine Months Ended September 30, 2025 and 2024
Revenue
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

	Three Months Ended
	September 30, 2025			September 30, 2024
	Commercial Enterprise	Public Sector	Total	Commercial Enterprise	Public Sector	Total
Software Products & Services	$20,865	$1,982	$22,847	$13,098	$1,596	$14,694

Managed Services:
Representation Services	1,484	—	1,484	2,730	—	2,730
Licensing	4,787	—	4,787	4,569	—	4,569
Total Managed Services	6,271	—	6,271	7,299	—	7,299

Total revenue	$27,136	$1,982	$29,118	$20,397	$1,596	$21,993

	Nine Months Ended
	September 30, 2025			September 30, 2024
	Commercial Enterprise	Public Sector	Total	Commercial Enterprise	Public Sector	Total
Software Products & Services	$49,348	$5,451	$54,799	$41,310	$4,236	$45,546

Managed Services:
Representation Services	5,785	—	5,785	9,763	—	9,763
Licensing	15,010	—	15,010	14,895	—	14,895
Total Managed Services	20,795	—	20,795	24,658	—	24,658

Total revenue	$70,143	$5,451	$75,594	$65,968	$4,236	$70,204
Commercial Enterprise
Commercial Enterprise Software Products & Services revenue increased $7.8 million, or 59.3%, in the three months ended September 30, 2025 compared to the corresponding prior-year period primarily due to an increase in VDR revenue. Commercial Enterprise Managed Services revenue decreased $1.0 million, or 14.1%, in the three months ended September 30, 2025 compared to the corresponding prior-year period driven by declines in representation services led by VeriAds as a result of the more challenging macro environment, partially offset by a $0.2 million improvement in content licensing.

Commercial Enterprise Software Products & Services revenue increased $8.0 million, or 19.5%, in the nine months ended September 30, 2025 compared to the corresponding prior-year period primarily due to an increase in VDR revenue, partially offset by a decline in consumption based revenue across Veritone Hire. Commercial Enterprise Managed Services revenue decreased $3.9 million, or 15.7%, in the nine months ended September 30, 2025 compared to the corresponding prior-year period driven by a $4.0 million decrease in representation services including our VeriAds services and live event services as a result of the more challenging macro environment.
Public Sector
Public Sector Software Products & Services revenue increased $0.4 million, or 24.2%, in the three months ended September 30, 2025 compared to the corresponding prior-year period primarily due to fluctuations in timing and magnitude of spend by public safety and federal customers.
Public Sector Software Products & Services revenue increased $1.2 million, or 28.7%, in the nine months ended September 30, 2025 compared to the corresponding prior-year period primarily due to fluctuations in timing and magnitude of spend by public safety and federal customers.
Software Products & Services revenue from Public Sector customers in certain markets, particularly our government customers, can be project-based and impacted by the timing of such projects. As such, we expect that our revenue from these markets could fluctuate significantly from period to period.

Cost of Revenue (Exclusive of Depreciation and Amortization)
Cost of revenue, exclusive of depreciation and amortization, increased $2.2 million, or approximately 35.4%, from $6.3 million for the three months ended September 30, 2024 to $8.6 million for the three months ended September 30, 2025. Cost of revenue, exclusive of depreciation and amortization, as a percentage of revenue increased from 28.8% for the three months ended September 30, 2024 to 29.4% for the three months ended September 30, 2025.
The $2.2 million increase was primarily due to a higher mix of lower margin revenue, including VDR. During the three months ended September 30, 2025, Software Products & Services products accounted for 78.5% of revenues compared to 66.8% in the prior year period.
Cost of revenue, exclusive of depreciation and amortization, increased $4.3 million, or approximately 21.7%, from $19.6 million for the nine months ended September 30, 2024 to $23.9 million for the nine months ended September 30, 2025. Cost of revenue, exclusive of depreciation and amortization, as percentage of revenue increased from 27.9% for the nine months ended September 30, 2024 to 31.6% for the nine months ended September 30, 2025.
The $4.3 million increase was primarily due to a higher mix of lower margin revenue, including VDR. During the nine months ended September 30, 2025, Software Products & Services products accounted for 72.5% of revenues compared to 64.9% in the prior year period.
Sales and Marketing
Sales and marketing expenses increased $0.3 million, or approximately 2.6%, from $10.2 million for the three months ended September 30, 2024 to $10.5 million for the three months ended September 30, 2025. Sales and marketing expenses as a percentage of revenue decreased from 46.6% for the three months ended September 30, 2024 to 36.1% for the three months ended September 30, 2025.
The $0.3 million increase was primarily due to increases in personnel-related costs and outside services, partially offset by a decrease in advertising expense.
Sales and marketing expenses increased $0.3 million, or approximately 1.0%, from $31.4 million for the nine months ended September 30, 2024 to $31.7 million for the nine months ended September 30, 2025. Sales and marketing expenses as a percentage of revenue decreased from 44.7% for the nine months ended September 30, 2024 to 42.0% for the nine months ended September 30, 2025.
The $0.3 million increase was primarily due to increases in personnel-related costs and outside services, partially offset by a decrease in advertising expense

Research and Development
Research and development expenses decreased $1.3 million, or approximately 18.8%, from $6.8 million for the three months ended September 30, 2024 to $5.5 million for the three months ended September 30, 2025. Research and development expenses as a percentage of revenue decreased from 30.7% for the three months ended September 30, 2024 to 18.9% for the three months ended September 30, 2025.
The $1.3 million decrease was primarily due to decreases in personnel-related costs resulting from various cost reduction initiatives enacted throughout fiscal year 2024, capitalized internal-use software costs, and outside consulting services.
Research and development expenses decreased $5.6 million, or approximately 26.5%, from $21.3 million for the nine months ended September 30, 2024 to $15.6 million for the nine months ended September 30, 2025. Research and development expenses as a percentage of revenue decreased from 30.3% for the nine months ended September 30, 2024 to 20.7% for the nine months ended September 30, 2025.
The $5.6 million decrease was primarily due to decreases in personnel-related costs resulting from various cost reduction initiatives enacted throughout fiscal year 2024, capitalized internal-use software costs, and outside consulting services.
General and Administrative
General and administrative expenses decreased $1.0 million, or approximately 7.3%, from $14.0 million for the three months ended September 30, 2024 to $13.0 million for the three months ended September 30, 2025. General and administrative expenses as a percentage of revenue decreased from 63.7% for the three months ended September 30, 2024 to 44.6% for the three months ended September 30, 2025.
The $1.0 million decrease was primarily due to decreases in personnel-related costs resulting from various cost reduction initiatives enacted throughout fiscal year 2024 and contingent purchase compensation expense.
General and administrative expenses decreased $4.0 million, or approximately 9.2%, from $43.6 million for the nine months ended September 30, 2024 to $39.6 million for the nine months ended September 30, 2025. General and administrative expenses as a percentage of revenue decreased from 62.2% for the nine months ended September 30, 2024 to 52.4% for the nine months ended September 30, 2025.
The $4.0 million decrease was primarily due to decreases in personnel-related costs resulting from various cost reduction initiatives enacted throughout fiscal year 2024 and contingent purchase compensation expense.
Depreciation and Amortization
Depreciation and amortization expenses increased $0.2 million, or approximately 3.0%, from $7.2 million for the three months ended September 30, 2024 to $7.4 million for the three months ended September 30, 2025. Depreciation and amortization expenses as a percentage of revenue decreased from 32.5% for the three months ended September 30, 2024 to 25.3% for the three months ended September 30, 2025.
The $0.2 million increase was primarily due to ongoing depreciation of newly capitalized internal-use software.
Depreciation and amortization expenses was flat at $21.5 million for both the nine months ended September 30, 2025 and 2024. Depreciation and amortization expenses as a percentage of revenue decreased from 30.6% for the nine months ended September 30, 2024 to 28.4% for the nine months ended September 30, 2025.
Interest Expense, Net
Interest expense, net decreased $0.1 million, or approximately 2.6%, from $3.0 million for the three months ended September 30, 2024 to $2.9 million for the three months ended September 30, 2025.
The $0.1 million decrease was primarily due to a decrease in interest expense as a result of a decrease in the outstanding principal amount under our senior secured term loan under the Credit Agreement (the “Term Loan”) and an increase in interest income.
Interest expense, net increased $0.5 million, or approximately 5.7%, from $8.5 million for the nine months ended September 30, 2024 to $9.0 million for the nine months ended September 30, 2025.

The $0.5 million increase was primarily due to a decrease in interest income, partially offset by a decrease in interest expense as a result of a decrease in the outstanding principal amount under the Term Loan.
Other Expense (Income), Net
The $8.5 million of other expense, net for the three months ended September 30, 2025 primarily consisted of a $$8.0 million loss on revaluation of the Veritone One earnout receivable and a $0.4 million foreign currency impact. The $0.4 million of other income, net for the three months ended September 30, 2024 consisted of a $0.4 million foreign currency impact.
The $7.6 million of other expense, net for the nine months ended September 30, 2025 primarily consisted of a $7.2 million loss on revaluation of the Veritone One earnout receivable. The $0.1 million of other expense, net for the nine months ended September 30, 2024 consisted of a $0.2 million loss on sale of GridBeyond, partially offset by a $0.1 million foreign currency impact.
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
Net income from discontinued operations was $0.8 million and $2.9 million for the three and nine months ended September 30, 2024, respectively, and primarily consisted of revenue of $8.6 million and $23.0 million, respectively, offset by cost of revenue of $0.3 million and $0.7 million, respectively, other operating expenses of $5.8 million and $14.7 million, respectively, and $1.7 million and $4.7 million, respectively, of net interest expense allocations primarily due to the repayment of our Term Loan as a result of the Divestiture.
Liquidity and Capital Resources
We have historically generated negative cash flows from operations and have primarily financed our operations through the sale of equity securities and debt. As of September 30, 2025, we had cash and cash equivalents of $36.2 million.
During 2025 and through the issuance date of these condensed consolidated financial statements, we raised aggregate net proceeds of approximately $154.9 million through the issuance and sale of our common stock and pre-funded warrants to purchase our common stock in multiple equity offerings.
As of September 30, 2025, we had $35.4 million aggregate principal amount outstanding under our Term Loan. On November 6, 2025, we provided notice under the Credit Agreement that we intend to repay in full all outstanding amounts under the Term Loan (the “Term Loan Repayment”) on November 12, 2025 for an aggregate amount of $36.7 million in cash. The repayment amount reflects the outstanding principal amount of loans under the Term Loan of $31.8 million, together with accrued and unpaid interest thereon of $0.5 million, and a prepayment premium equal to 14% of such principal amount. Following such repayment, our obligations under the Term Loan will be terminated.
As of September 30, 2025, we had $91.3 million aggregate principal amount outstanding under our Convertible Notes. On November 6, 2025, we also entered into separate, privately negotiated transactions with certain holders of our outstanding Convertible Notes to repurchase (the “Repurchases”) approximately 50% of the outstanding Convertible Notes or approximately $45.7 million aggregate principal amount of the Convertibles Notes, comprising a combination of (i) approximately $39.0 million in cash and (ii) the issuance of 625,000 shares of our common stock. The Repurchases are expected to close on or about November 12, 2025, subject to certain closing conditions. Following the closing of the Repurchases, we intend to cancel the repurchased Convertible Notes and, after such cancellation of repurchased Convertible Notes, approximately $45.6 million aggregate principal amount of the Convertible Notes will remain outstanding. Our Convertible Notes mature on November 15, 2026.

Based on our liquidity position as of the issuance date of these condensed consolidated financial statements and our current forecast of operating results and cash flows, absent any other action, we determined that there is substantial doubt about our ability to continue as a going concern over the twelve months following the filing of this Quarterly Report on Form 10-Q, principally driven by our debt repayment obligations, historical negative cash flows and recurring losses. As a result, we will require additional liquidity to continue our operations over the next twelve months.
We will continue to explore potential financing structures, in addition those we have already completed, which we believe could improve our current liquidity position and balance sheet. We also continue to evaluate additional strategies to obtain funding for future operations, including, but not limited to, obtaining equity financing and/or further restructuring of operations to grow revenues and decrease operating expenses, which include capturing past cost reductions and potential future cost synergies from our past acquisitions.
We may not be able to access additional equity under acceptable terms, and may not be successful in future financial and operational restructurings, earning any of our deferred purchase consideration, or growing our revenue base, and our ability to execute on our operating plans may be materially adversely impacted. If we become unable to continue as a going concern, we may have to dispose of other or additional assets and might realize significantly less value than the values at which they are carried on our condensed consolidated financial statements. These actions may cause our stockholders to lose all or part of their investment in our common stock. The condensed consolidated financial statements do not include any adjustments that might result from us being unable to continue as a going concern. If we cannot continue as a going concern, adjustments to the carrying values and classification of our assets and liabilities and the reported amounts of income and expenses could be required and could be material.
See Note 4, Debt, Note 10, Stockholders’ Equity, and Note 13, Subsequent Events, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements of this Quarterly Report on Form 10-Q for more information regarding our Term Loan, Convertible Notes, equity offerings, the 2025 Term Loan Repayment, and the 2025 Repurchase Transaction.
Cash Flows
A summary of cash flows from our operating, investing, and financing activities from continuing operations is shown in the table below (in thousands):

	Nine Months Ended
	September 30, 2025	September 30, 2024
Net cash used in operating activities from continuing operations	$(41,163)	$(48,536)
Net cash used in investing activities from continuing operations	(3,533)	(3,132)
Net cash provided by (used in) financing activities from continuing operations	64,874	(5,895)
Effect of exchange rates on cash, cash equivalents, and restricted cash	(973)	—
Net change in cash, cash equivalents, and restricted cash from continuing operations	$19,205	$(57,563)

Operating Activities
Net cash used in operating activities from continuing operations was $41.2 million for the nine months ended September 30, 2025, a decrease of $7.4 million from $48.5 million for the nine months ended September 30, 2024. The decrease was primarily due to a $10.0 million decrease in net loss from continuing operations excluding non-cash and reconciling items disclosed within our condensed consolidated statement of cash flows and a $2.6 million favorable change in operating assets and liabilities. The $10.0 million decrease in net loss from continuing operations excluding non-cash and reconciling items was primarily driven by higher revenue and favorable changes in non-cash and reconciling items including change in fair value of earnout receivable, deferred income taxes, provision for credit losses, and reduction in carrying amount of operating lease right-of-use assets, partially offset by unfavorable changes in non-cash and reconciling items including stock-based compensation and non-cash interest expense. The $2.6 million of favorable changes in operating assets and liabilities was primarily driven by favorable changes in accounts payable and deferred revenue, partially offset by unfavorable changes in prepaid expenses and other current assets, accounts receivable, other assets, accrued expenses and other current liabilities, and other non-current liabilities.
Investing Activities
Net cash used in investing activities from continuing operations was $3.5 million for the nine months ended September 30, 2025, an increase of $0.4 million from $3.1 million for the nine months ended September 30, 2024. The increase was due to a $1.8 million unfavorable impact of the sale of GridBeyond in 2024, partially offset by a $1.4 million decrease in capital expenditures.
Financing Activities
Net cash provided by financing activities from continuing operations was $64.9 million for the nine months ended September 30, 2025, a favorable change of $70.8 million as compared to net cash used in continuing financing activities of $5.9 million for the nine months ended September 30, 2024. The increase was primarily due to a $70.9 million increase in proceeds from issuance of common stock and pre-funded warrants under our registered direct offerings in January 2025 and June 2025, our underwritten public offering in September 2025, and sales under our at-the-market offering, net of offering costs, and a $1.8 million favorable impact from the settlement of deferred consideration for acquisitions in 2024, partially offset by a $1.9 million increase in repayment of our senior secured term loan.
Contractual Obligations and Known Future Cash Requirements
As of September 30, 2025, our debt obligations are comprised of our Term Loan and our Convertible Notes. As of September 30, 2025, we have $35.4 million principal amount outstanding under our Term Loan that matures in December 2027 and $91.3 million aggregate principal amount outstanding of our Convertible Notes that mature in November 2026. If $30.0 million or more of aggregate principal amount of the Convertible Notes are outstanding on August 14, 2026, we must repay all of the outstanding Term Loans at such time.
As of September 30, 2025, we have no other present agreements or commitments with respect to any material acquisitions of businesses or technologies or any other material capital expenditures.
As of September 30, 2025, we have recorded $2.4 million of gross liability for uncertain tax positions, including interest and penalties. Based upon the information available and possible outcomes, we cannot reasonably estimate the amount and period in which the liability might be paid.
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
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2025. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to enable timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms promulgated by the SEC. Our management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and there is no assurance that our disclosure controls and procedures will operate effectively under all circumstances. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2025, our disclosure controls and procedures were not effective at the reasonable assurance level due to the following material weaknesses in internal control over financial reporting.
Material Weaknesses in Internal Control over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
During the preparation of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, management identified a material weakness in internal control over financial reporting relating to a lack of an effective information and communication process that identified and assessed the source of and controls necessary to ensure the reliability of information used in financial reporting and for providing information required for effective activity level controls. This material weakness was not remediated as of September 30, 2025 and could have resulted in a material misstatement to our interim condensed consolidated financial statements that would not be prevented or detected on a timely basis.
During the preparation of our Annual Report on Form 10-K for the fiscal years ended December 31, 2023 and 2022, management identified the following material weaknesses in internal control over financial reporting, which still exist as of September 30, 2025:
•Management identified a material weakness in internal control over financial reporting relating to the consolidation process and review of financial statements specifically pertaining to our design of controls to determine proper accounting for certain foreign exchange transactions and translation between Veritone, Inc. and certain foreign subsidiaries. This material weakness did not result in any identified material misstatements to the financial statements. However, this material weakness could have resulted in a material misstatement to our annual or interim condensed consolidated financial statements that would not be prevented or detected and corrected on a timely basis.
•Management identified a material weakness in internal control over financial reporting relating to information technology general controls (“ITGCs”) in the areas of user access and change-management over certain information technology (“IT”) systems that support our financial reporting processes. Our business process automated and manual controls that are dependent on the affected ITGCs were also deemed ineffective because they could have been adversely impacted. These control deficiencies were a result of user access and change management processes over certain IT systems.

Related to the findings above, management concluded that during the year ended December 31, 2023, we did not maintain appropriately designed entity-level controls impacting the control environment or monitoring controls to prevent or detect material misstatements to the consolidated financial statements. Specifically, these deficiencies were attributed to (i) a lack of a sufficient number of qualified resources to perform control activities and (ii) insufficient risk assessment and monitoring activities as a result of untimely or ineffective identification of internal control risks to properly design, test, implement and assess effective internal controls over financial reporting. This material weakness has not been remediated as of September 30, 2025.
Remediation of Material Weaknesses in Internal Control Over Financial Reporting
In order to remediate the material weaknesses, management is taking remediation actions including:
(i)continued engagement since March 2024 with an outside firm to assist us with our remediation actions;
(ii)development of a more robust plan and risk assessment process around the proper design, testing and assessment of internal controls over financial reporting which has been an ongoing process since April 2024;
(iii)developing a training program addressing ITGCs and policies, including educating control owners concerning the principles and requirements of each control, with a focus on those related to user access and change management over IT systems impacting financial reporting;
(iv)developing and maintaining documentation of underlying ITGCs to promote knowledge transfer upon personnel and function changes;
(v)implementing an IT management review and testing plan to monitor ITGCs with a specific focus on systems supporting our financial reporting processes; and
(vi)hiring and train staff on proper accounting for foreign exchange translation, transactions when consolidating foreign subsidiaries and the proper, accurate and timely evaluation of the realizability of long-lived assets, including goodwill and intangible assets. Management has also hired additional staff to oversee the implementation and testing of these remediation actions.
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
Changes in Internal Control over Financial Reporting
While management continues to make progress on its remediation efforts, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.    Legal Proceedings.
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
Item 1A.    Risk Factors.
Risks affecting our business are discussed in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 10-K”). There have been no material changes to our risk factors as previously disclosed in our 2024 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
None.

Item 6.    Exhibits.
(a)Exhibit Index:

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date
2.1†	Securities and Asset Purchase Agreement, dated as of May 27, 2023, by and among Veritone, Inc., Veritone UK Ltd., CareerBuilder, LLC, CareerBuilder International Holding B.V. and CareerBuilder France Holding, LLC	8-K	2.1	5/31/2023
2.2†^	Equity Purchase Agreement, dated as of October 17, 2024, by and among Veritone, Inc., Veritone One, LLC and Oxford Buyer, LLC	8-K	2.1	10/23/2024
3.1	Fourth Amended and Restated Certificate of Incorporation of the Registrant	8-K	3.1	6/16/2025
3.2	Amended and Restated Bylaws of the Registrant	8-K	3.2	5/23/2017
10.1†	Underwriting Agreement, dated September 10, 2025 by and between the Company and Needham & Company, LLC	8-K	1.1	9/12/2025
10.2†	Form of Securities Purchase Agreement, by and among Veritone, Inc. and the Purchasers, dated October 15, 2025	8-K	10.1	10/16/2025
10.3	Fourth Amendment to Credit and Guaranty Agreement, dated August 29, 2025, by and among Veritone, Inc., certain of its direct and indirect subsidiaries and the other parties thereto	8-K	10.1	9/3/2025
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a–14(a) or 15d–14(a) of the Exchange Act
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a–14(a) or 15d–14(a) of the Exchange Act
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S. Section 1350
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
Date: November 7, 2025