Form 10-Q/A
period 2025-09-30
Veritone, Inc.
filed 2026-04-15
CIK 1615165

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
EXPLANATORY NOTE

Veritone, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amended Report”) to restate the Company’s unaudited condensed consolidated financial statements for the period ended September 30, 2025 included in its Quarterly Report for the quarter ended September 30, 2025, that was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 7, 2025 (the “Original Report”) and to restate the Company’s unaudited condensed consolidated financial statements for the period ended June 30, 2025 included in its Quarterly Report for the quarter ended June 30, 2025, that was originally filed with the SEC on August 8, 2025 (the “Q2 2025 Form 10-Q”). Unless the context otherwise requires, references in this Amended Report to “the Company,” “Veritone,” “we,” “us” or “our” refer to Veritone, Inc. and its wholly owned subsidiaries.

Background

As disclosed in Item 4.02 of the Company’s Current Report on Form 8-K filed with the SEC on April 14, 2026, the Company is restating its previously issued unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2025. On April 8, 2026, management of the Company and the Audit Committee of the Company’s Board of Directors, after consideration of the relevant facts and circumstances, concluded that the Company’s unaudited condensed consolidated interim financial statements as of September 30, 2025 and for the quarterly period ended September 30, 2025 included in the Original Report should be restated, and that such financial statements previously filed with the SEC should no longer be relied upon due to the following errors. In aggregate, these errors constitute the “Q3 2025 restatement”:
•The Company identified an error in the valuation of consideration received associated with an on-premise software sold and delivered to a customer in the quarter ended September 30, 2025, in exchange for a non-monetary asset. The error resulted in an approximate $2.2 million overstatement of revenue or approximately 8% and 3% of revenue (as previously reported) during the three and nine months periods ended September 30, 2025, respectively, and a corresponding overstatement of prepaid expenses and other current assets and long-term other assets;
•The Company identified errors that resulted in an approximate $0.2 million and $0.9 million overstatement of revenue in the three and nine month period ended September 30, 2025 or approximately 1% of revenue (as previously reported) in each period, and a corresponding $0.1 million and $0.7 million approximate overstatement of royalties expense, or approximately 1% and 3% of cost of revenue (exclusive of depreciation and amortization) (as previously reported) for the three and nine month period ended September 30, 2025, respectively, related to recognizing revenue for a transaction prior to meeting step 1 under ASC 606, Revenue from Contracts with Customers and clerical billing errors. The foregoing errors also resulted in a $0.9 million corresponding overstatement of accounts receivable as of September 30, 2025 or approximately 3% of accounts receivable (as previously reported) and a $0.7 million overstatement of royalties payable which are classified within accrued expenses and other current liabilities, which represented 2% of accrued expenses and other current liabilities (as previously reported) as of September 30, 2025;
•The Company identified an error that resulted in an approximate $0.4 million overstatement of cost of revenue (exclusive of depreciation and amortization) in the nine months period ended September 30, 2025 and a corresponding overstatement of accrued expenses and other current liabilities, which represented 2% of cost of revenue (exclusive of depreciation and amortization) (as previously reported) and 1% of accrued expenses and other current liabilities (as previously reported);
•The Company identified an error that resulted in an equal overstatement of revenue and cost of revenue (exclusive of depreciation and amortization) in the amounts of approximately $0.1 million and approximately $0.2 million, or less than 1% of revenue and cost of revenue (exclusive of depreciation and amortization) (as previously reported) during the three and nine month periods ended September 30, 2025, respectively. The foregoing error was the result of a misclassification of revenue and costs in transactions in which the Company acted as an agent under ASC 606, Revenue from Contracts with Customers; and
•The Company identified an error that resulted in an understatement of $1.0 million or approximately 2% of goodwill (as previously reported), understatement of $0.5 million or 1% of intangible assets, net (as previously reported), and overstatement of $1.5 million or 246% of accumulated other comprehensive income (loss) (as previously reported) as of September 30, 2025. The foregoing error resulted in an overstatement of $0.4 million and an understatement of $1.5 million of foreign currency translation adjustment, net of income taxes in the three and nine month period ended September 30, 2025, respectively.
In addition, in connection with the preparation of the Company’s consolidated financial statements for the year ended December 31, 2025, the Company’s management identified immaterial errors within the Company’s unaudited condensed consolidated interim financial statements as of June 30, 2025 and for the quarterly period ended June 30, 2025 (“Q2 2025”). Financial information as of and for the three and six months ended June 30, 2025 has been revised in this report to correct the errors. Refer to Note 2, “Restatement and Revision of Previously Issued Condensed Consolidated Financial Statements,” of Notes to the Condensed Consolidated Financial Statements of this Amended Report for additional information and for the summary of the accounting impacts of these adjustments to the Company’s condensed consolidated financial statements.

The Company’s management had previously concluded and disclosed that the Company’s disclosure controls and procedures were not effective at December 31, 2024, March 31, 2025, June 30, 2025 and September 30, 2025 due to the existence of material weaknesses in internal control over financial reporting. In connection with the Q3 2025 restatement, the Company has also identified an additional material weakness in its internal control over financial reporting relating to revenue recognition, specifically as it relates to the determination of the appropriate accounting for non-routine revenue transactions. See additional discussion included in Part I, Item 4 and Part II, Item 1A of this Amended Report.

This Amended Report is presented as of the filing date of the Original Report and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the Q3 2025 restatement and the Q2 2025 revision. Accordingly, this Amended Report should be read in conjunction with the Company’s filings with the SEC subsequent to the date on which the Company filed the Original Report.

This Amended Report sets forth the Original Report in its entirety, as amended to reflect the Q3 2025 restatement and the Q2 2025 revision. Among other things, forward-looking statements made in the Original Report have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the Original Report, and such forward-looking statements should be read in their historical context

Items Amended in this Filing

This Amended Report amends and restates the following items included in the Original Report as appropriate to reflect the Restatement and revision of the relevant periods:

•Part I, Item 1—Financial Statements (Unaudited)
•Part I, Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations
•Part I, Item 4—Controls and Procedures
•Part II, Item 1A—Risk Factors
•Part II, Item 6—Exhibits and Signatures

In accordance with applicable SEC rules, the Company is including with this Amended Report and updated signature page and currently dated certifications of the Company’s Chief Executive Officer and Chief Financial Officer (Exhibits 31.1, 31.2, 32.1, and 32.2).

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q/A contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we intend that such forward-looking statements be subject to the safe harbors created thereby. All statements made in this Quarterly Report on Form 10-Q/A that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “continue,” “can,” “may,” “plans,” “potential,” “projects,” “seeks,” “should,” “will,” “would” or similar expressions and the negatives of those expressions may identify forward-looking statements, although not all forward-looking statements contain these identifying words. Such forward-looking statements include, but are not limited to, any statements that refer to projections of our future financial condition and results of operations, capital needs and financing plans, competitive position, industry environment, potential growth and market opportunities, sale, divestiture, or acquisition plans and strategies, compensation plans, governance structure and policies and/or the price of our common stock.
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

•the impact of the continuing economic disruption caused by macroeconomic and geopolitical factors, including the Russia-Ukraine conflict, the Israel-Hamas war and conflict in the surrounding regions, financial instability, inflation and the responses by central banking authorities to control inflation, monetary supply shifts, high interest rates, the imposition of tariffs, trade tensions, and global trade disputes, and the threat of recession in the United States and around the world on our business and our existing and potential customers; and
•any additional factors discussed in more detail in Part I, Item 1, Business; Part I, Item 1A, Risk Factors; and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2024, and our other filings with the SEC, including this Quarterly Report on Form 10-Q/A and our future filings with the SEC.
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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements.
VERITONE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amounts)
(Unaudited)

	September 30, 2025	December 31, 2024
	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$36,233	$16,911
Accounts receivable, net	34,256	31,997
Prepaid expenses and other current assets	13,171	10,498
Total current assets	83,660	59,406
Property, equipment, and improvements, net	9,949	10,052
Intangible assets, net	42,849	59,500
Goodwill	54,119	53,110
Restricted cash	289	407
Other assets	7,739	15,585
Total assets	$198,605	$198,060
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,462	$11,023
Deferred revenue	12,423	12,056
Term Loan, current portion	7,750	7,750
Accrued purchase compensation, current portion	1,350	1,200
Accrued expenses and other current liabilities	30,578	28,928
Total current liabilities	63,563	60,957
Convertible Notes	90,575	90,135
Term Loan, non-current portion	17,892	21,316
Accrued purchase compensation, non-current portion	—	900
Other non-current liabilities	11,080	11,300
Total liabilities	183,110	184,608
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.001 par value; 150,000 and 75,000 shares authorized as of September 30, 2025 and December 31, 2024, respectively; 70,948 and 40,218 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	72	41
Additional paid-in capital	557,401	480,477
Accumulated other comprehensive income	908	214
Accumulated deficit	(542,886)	(467,280)
Total stockholders’ equity	15,495	13,452
Total liabilities and stockholders’ equity	$198,605	$198,060
See the accompanying notes to unaudited condensed consolidated financial statements.

VERITONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(Restated)		(Restated)
Revenue	$26,632	$21,993	$72,288	$70,204
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	8,440	6,325	22,626	19,614
Sales and marketing	10,511	10,245	31,712	31,400
Research and development	5,494	6,762	15,632	21,269
General and administrative	12,978	14,001	39,635	43,634
Depreciation and amortization	7,370	7,152	21,490	21,454
Total operating expenses	44,793	44,485	131,095	137,371
Operating loss	(18,161)	(22,492)	(58,807)	(67,167)
Interest expense, net	2,908	2,987	8,970	8,485
Other expense (income), net	8,453	(393)	7,554	133
Loss from continuing operations before income taxes	(29,522)	(25,086)	(75,331)	(75,785)
Income taxes	(283)	(2,575)	275	(3,713)
Net loss from continuing operations	(29,239)	(22,511)	(75,606)	(72,072)
Net income from discontinued operations, net of income taxes	—	765	—	2,897
Net loss	$(29,239)	$(21,746)	$(75,606)	$(69,175)
Earnings (Loss) per share:
Loss per share from continuing operations, basic and diluted	$(0.45)	$(0.59)	$(1.39)	$(1.91)
Earnings per share from discontinued operations, basic and diluted	$—	$0.02	$—	$0.08
Loss per share, basic and diluted	$(0.45)	$(0.57)	$(1.39)	$(1.83)
Weighted-average common shares outstanding used in computing loss per share, basic and diluted	64,947	38,087	54,367	37,753
Comprehensive loss:
Net loss	$(29,239)	$(21,746)	$(75,606)	$(69,175)
Foreign currency translation adjustment, net of income taxes	(184)	11	694	10
Total comprehensive loss	$(29,423)	$(21,735)	$(74,912)	$(69,165)
See the accompanying notes to unaudited condensed consolidated financial statements.

VERITONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)
(Unaudited)

	Common Stock
	Shares		Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
					(Restated)	(Restated)	(Restated)
Balance as of December 31, 2024	40,218		$41	$480,477	$214	$(467,280)	$13,452
Common stock issued under employee stock plans	322		—	140	—	—	140
Common stock withheld for employee taxes and other	(91)		—	(285)	—	—	(285)
Common stock and pre-funded warrants issued in connection with registered direct offering, net of offering costs	4,415		4	19,938	—	—	19,942
Stock-based compensation	—		—	1,800	—	—	1,800
Net loss	—		—	—	—	(19,875)	(19,875)
Foreign currency translation adjustment, net of income taxes	—		—	—	(420)	—	(420)
Balance as of March 31, 2025	44,864		45	502,070	(206)	(487,155)	14,754
Common stock issued under employee stock plans	263		—	—	—	—	—
Common stock withheld for employee taxes and other	(35)		—	(56)	—	—	(56)
Common stock issued in connection with term loan amendment	482		1	873	—	—	874
Common stock issued in connection with at-the-market offering, net of offering costs	2,009		2	3,178	—	—	3,180
Common stock and pre-funded warrants issued in connection with registered direct offering, net of offering costs	—		7	8,153	—	—	8,160
Stock-based compensation	—	—	—	1,764	—	—	1,764
Net loss	—	—	—	—	—	(26,492)	(26,492)
Foreign currency translation adjustment, net of income taxes	—	—	—	—	1,298	—	1,298
Balance as of June 30, 2025	47,583		55	515,982	1,092	(513,647)	3,482
Common stock issued under employee stock plans	177		—	193	—	—	193
Common stock withheld for employee taxes and other	(16)		—	(53)	—	—	(53)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
				(Restated)	(Restated)	(Restated)
Common stock issued in connection with at-the-market offering, net of offering costs	5,454	5	12,223	—	—	12,228
Common stock and pre-funded warrants issued in connection with registered direct offering and private placement, net of offering costs	17,750	12	27,372	—	—	27,384
Stock-based compensation	—	—	1,684	—	—	1,684
Net loss	—	—	—	—	(29,239)	(29,239)
Foreign currency translation adjustment, net of income taxes	—	—	—	(184)	—	(184)
Balance as of September 30, 2025	70,948	72	557,401	908	(542,886)	15,495

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance as of December 31, 2023	37,186	$38	$468,015	$(10)	$(429,896)	$38,147
Common stock issued under employee stock plans	297	—	218	—	—	218
Common stock withheld for employee taxes and other	(61)	—	(247)	—	—	(247)
Common stock issued in connection with warrant exercises	207	—	—	—	—	—
Stock-based compensation	—	—	1,726	—	—	1,726
Net loss	—	—	—	—	(25,198)	(25,198)
Foreign currency translation adjustment, net of income taxes	—	—	—	219	—	219
Balance as of March 31, 2024	37,629	38	469,712	209	(455,094)	14,865
Common stock issued under employee stock plans	318	1	16	—	—	17
Common stock withheld for employee taxes and other	(74)	—	(358)	—	—	(358)
Common stock issued in connection with warrant exercises	91	—	—	—	—	—
Stock-based compensation	—	—	2,233	—	—	2,233
Net loss	—	—	—	—	(22,231)	(22,231)
Foreign currency translation adjustment, net of income taxes	—	—	—	(220)	—	(220)
Balance as of June 30, 2024	37,964	39	471,603	(11)	(477,325)	(5,694)
Common stock issued under employee stock plans	305	—	198	—	—	198
Common stock withheld for employee taxes and other	(60)	—	(198)	—	—	(198)
Stock-based compensation	—	—	2,268	—	—	2,268
Net loss	—	—	—	—	(21,746)	(21,746)
Foreign currency translation adjustment, net of income taxes	—	—	—	11	—	11
Balance as of September 30, 2024	38,209	$39	$473,871	$—	$(499,071)	$(25,161)
See the accompanying notes to unaudited condensed consolidated financial statements.

VERITONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30, 2025	September 30, 2024
	(Restated)
Cash flows from operating activities:
Net loss	$(75,606)	$(69,175)
Less: net income from discontinued operations, net of income taxes	—	(2,897)
Net loss from continuing operations	(75,606)	(72,072)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities from continuing operations:
Depreciation and amortization	21,490	21,454
Stock-based compensation	5,096	5,691
Non-cash interest expense	3,811	4,373
Deferred income taxes	(581)	(4,968)
Provision for credit losses	1,325	673
Reduction in carrying amount of operating lease right-of-use assets	756	399
Non-cash barter revenue	(1,054)	—
Change in fair value of earnout receivable	7,213	—
Changes in operating assets and liabilities:
Accounts receivable	(3,550)	(1,289)
Prepaid expenses and other current assets	(92)	1,965
Other assets	809	77
Accounts payable	(1,442)	(7,397)
Deferred revenue	367	23
Accrued expenses and other current liabilities	437	2,465
Other non-current liabilities	(142)	70
Net cash used in operating activities from continuing operations	(41,163)	(48,536)
Net cash provided by operating activities from discontinued operations	—	24,313
Net cash used in operating activities	(41,163)	(24,223)
Cash flows from investing activities:
Capital expenditures	(3,533)	(4,932)
Sale of non-marketable equity investment	—	1,800
Net cash used in investing activities from continuing operations	(3,533)	(3,132)
Net cash used in investing activities from discontinued operations	—	(202)
Net cash used in investing activities	(3,533)	(3,334)
Cash flows from financing activities:
Repayment of senior secured term loan	(5,813)	(3,875)
Proceeds from issuance of stock and pre-funded warrants under registered direct offerings and at-the-market offering, net of offering costs	70,896	—
Debt issuance costs	(114)	—
Proceeds from issuance of stock under employee stock plans, net	299	433
Taxes paid related to net share settlement of equity awards	(394)	(653)
Settlement of deferred consideration for acquisitions	—	(1,800)
Net cash provided by (used in) financing activities from continuing operations	64,874	(5,895)
Net cash provided by financing activities from discontinued operations	—	—
Net cash provided by (used in) financing activities	64,874	(5,895)
Effect of exchange rates on cash, cash equivalents, and restricted cash	(974)	—
Net change in cash, cash equivalents, and restricted cash	19,204	(33,452)
Cash, cash equivalents, and restricted cash, beginning of period	17,318	80,306
Cash, cash equivalents, and restricted cash, end of period	36,522	46,854
Less: cash, cash equivalents, and restricted cash included in discontinued operations	—	(34,496)
Cash, cash equivalents, and restricted cash included in continuing operations	$36,522	$12,358
Non-cash investing and financing activities:
Stock-based compensation capitalized as part of internal-use software	$152	$299
Lease liabilities arising from right-of-use assets	$1,840	$—
Shares issued for debt issuance costs	$873	$—
Capital expenditures included in accounts payable	$388	$—
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
Through October 17, 2024 (the “Divestiture Closing Date”), the Company operated a full-service advertising agency to provide differentiated Managed Services to its customers. On October 17, 2024, the Company entered into an Equity Purchase Agreement (the “Purchase Agreement”), by and among the Company, Veritone One, LLC, a wholly-owned subsidiary of the Company (“Veritone One”), and Oxford Buyer, LLC (“Purchaser”), an affiliate of Insignia Capital Group L.P., pursuant to which, among other things, Purchaser acquired from the Company all of the issued and outstanding equity of Veritone One (such transaction, the “Divestiture”). Veritone One’s services included media planning and strategy, advertisement buying and placement, campaign messaging, clearance verification and attribution, and custom analytics, specializing in host-endorsed and influencer advertising across primarily radio, podcasting, streaming audio, social media and other digital media channels. The Company determined that the Divestiture represents a strategic shift that will have a material effect on the Company’s operations and financial results. Therefore, the historical financial results of Veritone One are reflected in these condensed consolidated financial statements as discontinued operations and, as such, have been excluded from continuing operations for all periods presented on a retrospective basis, unless otherwise stated. Refer to Note 4, Discontinued Operations, Business Combinations, and Divestiture, for further details.
2. Restatement and Revision of Previously Issued Condensed Consolidated Financial Statements
Restatement of Previously Issued Financial Statements
In connection with the preparation of annual financial statements for the year ended December 31, 2025 the Company identified certain errors in the previously issued unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2025, included in the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 7, 2025 as noted below.
•The Company identified an error in the valuation of consideration received associated with an on-premise software sold and delivered to a customer in the quarter ended September 30, 2025, in exchange for a non-monetary asset. The error resulted in an approximate $2.2 million overstatement of revenue or approximately 8% and 3% of revenue (as previously reported) during the three and nine months periods ended September 30, 2025, respectively, and a corresponding overstatement of prepaid expenses and other current assets and long-term other assets;

•The Company identified errors that resulted in an approximate $0.2 million and $0.9 million overstatement of revenue in the three and nine month period ended September 30, 2025 or approximately 1% of revenue (as previously reported) in each period, and a corresponding $0.1 million and $0.7 million approximate overstatement of royalties expense, or approximately 1% and 3% of cost of revenue (exclusive of depreciation and amortization) (as previously reported) for the three and nine month period ended September 30, 2025, respectively, related to recognizing revenue for a transaction prior to meeting step 1 under ASC 606, Revenue from Contracts with Customers and clerical billing errors. The foregoing errors also resulted in a $0.9 million corresponding overstatement of accounts receivable as of September 30, 2025 or approximately 3% of accounts receivable (as previously reported) and a $0.7 million overstatement of royalties payable which are classified within accrued expenses and other current liabilities, which represented 2% of accrued expenses and other current liabilities (as previously reported) as of September 30, 2025;
•The Company identified an error that resulted in an approximate $0.4 million overstatement of cost of revenue (exclusive of depreciation and amortization) in the nine months period ended September 30, 2025 and a corresponding overstatement of accrued expenses and other current liabilities, which represented 2% of cost of revenue (exclusive of depreciation and amortization) (as previously reported) and 1% of accrued expenses and other current liabilities (as previously reported);
•The Company identified an error that resulted in an equal overstatement of revenue and cost of revenue (exclusive of depreciation and amortization) in the amounts of approximately $0.1 million and approximately $0.2 million, or less than 1% of revenue and cost of revenue (exclusive of depreciation and amortization) (as previously reported) during the three and nine month periods ended September 30, 2025, respectively. The foregoing error was the result of a misclassification of revenue and costs in transactions in which the Company acted as an agent under ASC 606, Revenue from Contracts with Customers; and
•The Company identified an error that resulted in an understatement of $1.0 million or approximately 2% of goodwill (as previously reported), understatement of $0.5 million or 1% of intangible assets, net (as previously reported), and overstatement of $1.5 million or 246% of accumulated other comprehensive income (loss) (as previously reported) as of September 30, 2025. The foregoing error resulted in an overstatement of $0.4 million and an understatement of $1.5 million of foreign currency translation adjustment, net of income taxes in the three and nine month period ended September 30, 2025, respectively.
The impact of the errors described above on the unaudited condensed consolidated balance sheet as of September 30, 2025, is as follows:

	As of September 30, 2025
(in thousands)	As Previously Reported	Adjustment	As Restated
Accounts receivable, net	$35,165	$(909)	$34,256
Prepaid expenses and other current assets	13,311	(140)	13,171
Total current assets	84,709	(1,049)	83,660
Intangible assets, net	42,328	521	42,849
Goodwill	53,110	1,009	54,119
Other assets	9,836	(2,097)	7,739
Total assets	200,221	(1,616)	198,605
Accrued expenses and other current liabilities	31,671	(1,093)	30,578
Total current liabilities	64,656	(1,093)	63,563
Total liabilities	184,203	(1,093)	183,110
Accumulated other comprehensive income (loss)	(622)	1,530	908
Accumulated deficit	(540,833)	(2,053)	(542,886)
Total stockholders' equity	16,018	(523)	15,495
Total liabilities and stockholders' equity	200,221	(1,616)	198,605

The impact of the errors described above on the unaudited condensed consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2025, is as follows:

	For the Three Months Ended September 30, 2025
(in thousands, except for per share amounts)	As Previously Reported	Adjustment	As Restated
Revenue	$29,118	$(2,486)	$26,632
Cost of revenue (exclusive of depreciation and amortization)	8,567	(127)	8,440
Operating loss	(15,802)	(2,359)	(18,161)
Net loss	(26,880)	(2,359)	(29,239)
Loss per share, basic and diluted	$(0.41)	$(0.04)	$(0.45)
Foreign currency translation adjustment, net of income taxes	244	(428)	(184)
Comprehensive loss	(26,636)	(2,787)	(29,423)

	For the Nine Months Ended September 30, 2025
(in thousands, except for per share amounts)	As Previously Reported	Adjustment	As Restated
Revenue	$75,594	$(3,306)	$72,288
Cost of revenue (exclusive of depreciation and amortization)	23,879	(1,253)	22,626
Operating loss	(56,754)	(2,053)	(58,807)
Net loss	(73,553)	(2,053)	(75,606)
Loss per share, basic and diluted	$(1.35)	$(0.04)	$(1.39)
Foreign currency translation adjustment, net of income taxes	(836)	1,530	694
Total comprehensive loss	(74,389)	(523)	(74,912)

The impact of the errors described above on the unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2025, is as follows:

	For the Nine Months Ended September 30, 2025
(in thousands)	As Previously Reported	Adjustment	As Restated
Cash flows from operating activities:
Net loss	$(73,553)	$(2,053)	$(75,606)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities from continuing operations:
Non-cash barter revenue	—	(1,054)	(1,054)
Changes in operating assets and liabilities:
Accounts receivable	(4,459)	909	(3,550)
Prepaid expenses and other current assets	(1,321)	1,229	(92)
Other assets	(1,288)	2,097	809
Accrued expenses and other current liabilities	1,565	(1,128)	437
Net cash used in operating activities	(41,163)	—	(41,163)
Effects of exchange rates on cash, cash equivalents, and restricted cash	(973)	(1)	(974)
Revision of Previously Issued Financial Statements

In connection with the preparation of our consolidated financial statements for the year ended December 31, 2025, the Company’s management identified immaterial errors within our previously issued unaudited condensed consolidated financial statements as of and for the quarterly period ended June 30, 2025 as included in our previously filed Q2 2025 Form 10-Q. The immaterial errors resulted in: (i) an $0.8 million overstatement of revenue, a $0.7 million overstatement of accounts receivable and corresponding $0.7 million overstatement of cost of revenue (exclusive of depreciation and amortization) and accrued expenses and other current liabilities, (ii) $0.4 million overstatement of cost of revenue (exclusive of depreciation and amortization) and accrued expenses and other current liabilities, and (iii) a $1.3 million understatement of goodwill, a $0.7 million understatement in intangible assets, net and a corresponding $2.0 million overstatement of accumulated other comprehensive income (loss) as of June 30, 2025.

The Company evaluated the materiality of the errors and concluded the errors were not material to Q2 2025. Financial information as of and for the three and six months ended June 30, 2025 has been revised in this report to correct the errors. The following table presents a reconciliation of our unaudited condensed consolidated financial information as originally reported to the revised amounts as of and for three and six months ended June 30, 2025:

Condensed Consolidated Balance Sheet

	As of June 30, 2025
(in thousands, except for per share amounts)	As Previously Reported	Adjustment	As Revised
Accounts receivable, net	$31,859	$(694)	$31,165
Total current assets	57,940	(694)	57,246
Intangible assets, net	47,732	698	48,430
Goodwill	53,110	1,260	54,370
Total assets	186,806	1,264	188,070
Accrued expenses and other current liabilities	28,446	(1,000)	27,446
Total current liabilities	64,842	(1,000)	63,842
Total liabilities	185,588	(1,000)	184,588
Accumulated other comprehensive income (loss)	(866)	1,958	1,092
Accumulated deficit	(513,953)	306	(513,647)
Total stockholders' equity	1,218	2,264	3,482
Total liabilities and stockholders' equity	186,806	1,264	188,070

Condensed Consolidated Statement of Operations and Comprehensive Loss

	For the Three Months Ended June 30, 2025
(in thousands, except for per share amounts)	As Previously Reported	Adjustment	As Revised
Revenue	$24,013	$(820)	$23,193
Cost of revenue (exclusive of depreciation and amortization)	7,478	(1,126)	6,352
Operating loss	(19,318)	306	(19,012)
Net loss	(26,798)	306	(26,492)
Loss per share, basic and diluted	$(0.54)	$0.01	$(0.53)
Foreign currency translation loss (gain), net of income taxes	(660)	1,958	1,298
Total comprehensive loss	(27,458)	2,264	(25,194)

	For the Six Months Ended June 30, 2025
(in thousands, except for per share amounts)	As Previously Reported	Adjustment	As Revised
Revenue	$46,476	$(820)	$45,656
Cost of revenue (exclusive of depreciation and amortization)	15,312	(1,126)	14,186
Operating loss	(40,952)	306	(40,646)
Net loss	(46,673)	306	(46,367)
Loss per share, basic and diluted	$(0.95)	$0.01	$(0.94)
Foreign currency translation loss (gain), net of income taxes	(1,080)	1,958	878
Total comprehensive loss	(47,753)	2,264	(45,489)

Condensed Consolidated Statement of Cash Flows

	For the Six Months Ended June 30, 2025
(in thousands)	As Previously Reported	Adjustment	As Revised
Cash flows from operating activities:
Net loss	$(46,673)	$306	$(46,367)
Accounts receivable	(530)	694	164
Accrued expenses and other current liabilities	(2,797)	(1,000)	(3,797)
Net cash used in operating activities	(25,277)	—	(25,277)

3. Significant Accounting Policies
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
The Company determined that Veritone One met the criteria to be classified as discontinued operations. As a result, the historical financial results of Veritone One are reflected in these condensed consolidated financial statements as discontinued operations and, as such, have been excluded from continuing operations for all periods presented on a retrospective basis, unless otherwise stated. Refer to Note 4, Discontinued Operations, Business Combinations, and Divestiture, for further details.
Revenue recognition for on-premise software
The Company enters into software license agreements with customers that provide for the on-premises deployment of its aiWARE platform or components thereof. These software licenses grant customers a right to use the software as it exists at the point in time the license is granted. The software has significant standalone functionality and does not require ongoing updates or support from the Company to remain functional. Accordingly, the Company recognizes revenue for these distinct software licenses at a point in time, which occurs when the software is made available for download and the customer obtains control.
In certain transactions that included on-premises licenses, the Company also provides post-contract customer support (“PCS”), professional services, and other support services in conjunction with the software license. These additional services represent distinct performance obligations and are recognized as control transfers to the customer. The Company allocates the transaction price to each performance obligation based on their relative standalone selling prices.

In certain instances, the Company sells on-premises software licenses in barter transactions where the Company receives consideration in the form of trade credits (non-cash consideration) that may be used in exchange for services or other assets used in the ordinary course of business. The transaction price for these contracts is measured at the estimated fair value of the non-cash consideration received unless this is not reasonably estimable, in which case the consideration is measured based on the standalone selling price of the software promised to the customer. Barter revenues are included on the Company’s consolidated statements of operations and comprehensive loss within Revenue.

Trade Credits
The Company provides software licenses as barter transactions in exchange for other assets, such as trade credits, in the ordinary course of business. Trade credits may be redeemed for advertising media, VDR revenue share or other goods and services made available by certain partners and are recorded at the estimated fair value of the non-cash consideration received unless this is not reasonably estimable, in which case the consideration is measured based on the standalone selling price of the software promised to the customer. Management monitors trade credit usage and evaluates the need for potential write-downs for estimated trade credits that are expected to remain unused prior to their expiration based on forecasted usage.

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
During 2025 and through the issuance date of these condensed consolidated financial statements, the Company raised aggregate net proceeds of approximately $154.9 million through the issuance and sale of its common stock and pre-funded warrants to purchase its common stock in multiple equity offerings. See Note 11, Stockholders’ Equity, and Note 14, Subsequent Events, for additional information.
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
Based on the Company’s liquidity position as of the issuance date of these condensed consolidated financial statements and the Company’s current forecast of operating results and cash flows, absent any other action, management determined that there is substantial doubt about the Company’s ability to continue as a going concern over the twelve months following the filing of this Quarterly Report on Form 10-Q/A, principally driven by the Company’s debt repayment obligations, historical negative cash flows and recurring losses. As a result, the Company will require additional liquidity to continue its operations over the next twelve months.
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
See Note 5, Debt, Note 11, Stockholders’ Equity, and Note 14, Subsequent Events, for more information regarding the Term Loan, Convertible Notes, equity offerings, the 2025 Term Loan Repayment, and the 2025 Repurchase Transaction.
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
Recently Adopted Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU improves reportable segment disclosures, primarily through enhanced disclosures about significant segment expenses. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The adoption of this guidance during the fourth quarter of 2024 did not have a material financial impact on the Company’s consolidated financial statements and the Company has added increased disclosures within the Segment Reporting section of Note 3, Significant Accounting Policies, to its condensed consolidated financial statements.
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

Significant Customers

During the three months ended September 30, 2025, one customer accounted for 10% or more of the Company’s total consolidated revenue. During the three months ended September 30, 2024 and the nine months ended September 30, 2025 and 2024, no customer represented more than 10% of the Company’s total consolidated revenue.
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
Significant segment expenses, which represent the difference between revenue and loss from continuing operations before provision for income taxes, consist of the following:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(Restated)		(Restated)
Revenue	$26,632	$21,993	$72,288	$70,204
Less:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	8,440	6,325	22,626	19,614
Personnel costs	17,894	17,545	52,882	57,667
Consultants	823	991	2,629	3,982
Marketing	941	1,126	3,035	3,871
Accounting fees	1,571	1,157	4,276	3,238
Legal fees	254	705	1,203	1,878
Outside services	394	514	1,092	1,558
Software expenses	1,934	1,931	5,711	5,976
Stock-based compensation expense	1,643	2,100	5,096	5,693
Severance	158	805	1,142	2,709
Depreciation and amortization	7,370	7,152	21,490	21,454
Other segment items	3,371	4,134	9,913	9,731
Operating loss	(18,161)	(22,492)	(58,807)	(67,167)
Interest expense, net	2,908	2,987	8,970	8,485
Other expense (income), net	8,453	(393)	7,554	133
Income taxes	(283)	(2,575)	275	(3,713)
Net income from discontinued operations, net of income taxes	—	765	—	2,897
Net loss	$(29,239)	$(21,746)	$(75,606)	$(69,175)
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
Discontinued Operations
During the third quarter of 2024, the Company determined that Veritone One met the criteria to be classified as held for sale and discontinued operations. As a result, the historical financial results of Veritone One are reflected in these condensed consolidated financial statements as discontinued operations and, as such, have been excluded from continuing operations for all periods presented on a retrospective basis, unless otherwise stated. Refer to Note 4, Discontinued Operations, Business Combinations, and Divestiture, for further details.
Significant Accounting Policies
There have been no material changes in the Company’s significant accounting policies from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2024.

4. Discontinued Operations, Business Combinations, and Divestiture
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
5. Debt
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
Interest expense related to the Convertible Notes, including amortization of issuance costs, was $547 and $543 for the three months ended September 30, 2025 and 2024, respectively, and $1,638 and $1,627 for the nine months ended September 30, 2025 and 2024, respectively. The effective interest rate for the three and nine months ended September 30, 2025 and 2024 was approximately 2.42%. As of September 30, 2025, the if-converted value of the Convertible Notes did not exceed the outstanding principal amount. As of September 30, 2025, the total estimated fair value of the Convertible Notes was $68,406, which was determined based on a market approach using actual bids and offers of the Convertible Notes in an over-the-counter market during the period. The Company considers these assumptions to be Level 2 inputs in accordance with the fair value hierarchy described in Note 7, Fair Value Measurements.
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
6. Loss Per Share
The shares of common stock into which both the January 2025 Pre-Funded Warrants and June 2025 Pre-Funded Warrants (See Note 11, Stockholders’ Equity) may be exercised are considered outstanding from the date of issuance of the January 2025 Pre-Funded Warrants and June 2025 Pre-Funded Warrants for the purposes of computing basic loss per share because the shares may be issued for little or no consideration and because the January 2025 Pre-Funded Warrants and June 2025 Pre-Funded Warrants were fully vested and immediately exercisable upon issuance.

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
7. Fair Value Measurements
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
8. Goodwill and Other Intangible Assets
Goodwill recorded in connection with the Company’s acquisitions is primarily attributable to the assembled workforce and anticipated operational synergies. Goodwill was $54,119 and $53,110 as of September 30, 2025 and December 31, 2024, respectively. There were no additions to, or impairments of, goodwill during the three and nine months ended September 30, 2025 and 2024.

The following table displays the changes in the carrying amount of goodwill:

(As Restated)
Balance at December 31, 2024	$53,110
Foreign currency translation	1,009
Balance at September 30, 2025	$54,119

The gross carrying amounts and accumulated amortization of the Company’s finite-lived intangible assets as of September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025
	(As Restated)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$44,425	$(39,701)	$4,724
Customer relationships	99,196	(61,583)	37,613
Trademarks and trade names	2,300	(1,788)	512
Total finite-lived intangible assets	$145,921	$(103,072)	$42,849

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$44,100	$(33,561)	$10,539
Customer relationships	99,000	(50,866)	48,134
Trademarks and trade names	2,300	(1,473)	827
Total finite-lived intangible assets	$145,400	$(85,900)	$59,500
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
The following table presents future amortization of the Company’s finite-lived intangible assets as of September 30, 2025:

Amount (As Restated)
2025	$4,806
2026	16,569
2027	13,541
2028	7,870
2029	20
2030	20
Thereafter	23
Total	$42,849
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

9. Consolidated Financial Statement Details
Consolidated Balance Sheets Details
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	September 30, 2025	December 31, 2024
	(As Restated)
Prepaid expenses	$7,176	$5,234
Indemnification escrow holdback	3,650	3,650
Other receivables	520	854
Other current assets	1,825	760
Prepaid expenses and other current assets	$13,171	$10,498
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
In October 2025, the Company received the indemnification escrow holdback in full. Refer to Note 4, Discontinued Operations, Business Combinations, and Divestiture, for additional information.
Other Assets
Other assets consisted of the following:

	September 30, 2025	December 31, 2024
	(As Restated)
Fair value of earnout receivable	$454	$7,667
Investments	2,990	2,990
Deferred tax assets	865	1,773
Operating lease right-of-use assets	1,924	840
Other	1,506	2,315
Other assets	$7,739	$15,585
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	September 30, 2025	December 31, 2024
	(As Restated)
Accrued compensation	$4,213	$4,504
Taxes payable	5,001	5,645
Current portion of operating lease liabilities	697	698
Royalties payable	7,747	3,199
Accrued trade payables	12,920	14,882
Accrued expenses and other current liabilities	$30,578	$28,928

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
The table below illustrates the presentation of our revenues based on the above definitions:

	Three Months Ended
	September 30, 2025			September 30, 2024
	Commercial Enterprise	Public Sector	Total	Commercial Enterprise	Public Sector	Total
	(As Restated)	(As Restated)	(As Restated)
Software Products & Services	$18,437	$1,982	$20,419	$13,098	$1,596	$14,694

Managed Services:
Representation Services	1,426	—	1,426	2,730	—	2,730
Licensing	4,787	—	4,787	4,569	—	4,569
Total Managed Services	6,213	—	6,213	7,299	—	7,299

Total revenue	$24,650	$1,982	$26,632	$20,397	$1,596	$21,993

	Nine Months Ended
	September 30, 2025			September 30, 2024
	Commercial Enterprise	Public Sector	Total	Commercial Enterprise	Public Sector	Total
	(As Restated)	(As Restated)	(As Restated)
Software Products & Services	$46,226	$5,451	$51,677	$41,310	$4,236	$45,546

Managed Services:
Representation Services	5,601	—	5,601	9,763	—	9,763
Licensing	15,010	—	15,010	14,895	—	14,895
Total Managed Services	20,611	—	20,611	24,658	—	24,658

Total revenue	$66,837	$5,451	$72,288	$65,968	$4,236	$70,204
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
The Company’s effective tax rate was a benefit of 1.1% and 10.3% for the three months ended September 30, 2025 and 2024, respectively, and an expense of 0.4% and a benefit of 4.9% for the nine months ended September 30, 2025 and 2024, respectively. The difference between the effective tax rate and the U.S. federal statutory rate of 21% is primarily due to a valuation allowance established on the Company’s domestic federal and state net deferred tax assets, as well as the impact of foreign operations subject to tax in foreign jurisdictions. The change in the effective tax rates for the three and nine months ended September 30, 2025 as compared to the comparable prior year period is primarily due to the impact of taxes on foreign operations and valuation allowances against domestic net deferred tax assets.
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
10. Leases, Commitments, and Contingencies
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
11. Stockholders’ Equity
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
Additionally, on June 30, 2025, pursuant to the terms of the RDO Purchase Agreement, the Company and Ryan Steelberg, the Company’s President, Chief Executive Officer and Chairman of its Board of Directors, as trustee of The RSS Living Trust dated April 6, 2012 (the “RSS Trust”) entered into a securities purchase agreement (the “Steelberg Purchase Agreement”), pursuant to which the RSS Trust agreed to purchase from the Company, and the Company agreed to issue and sell to the RSS Trust, up to 709,220 shares of the Company’s common stock for a gross aggregate offering price of $1,000, at a price per share equal to the greater of (i) $1.41 (representing the consolidated closing bid price of the Company’s common stock on June 27, 2025) and (ii) the consolidated closing bid price of the Company’s common stock on the date that is the second full trading day after the date on which the Q2 2025 Form 10-Q is filed with the SEC (such transaction, the “Private Placement” and such shares, the “Private Placement Shares”).

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
The Private Placement closed on August 13, 2025, the third full trading day after the filing of the Company’s Q2 2025 Form 10-Q with the SEC. In connection with the closing of the Private Placement, the Company issued 366,300 shares of its common stock at a price per share of $2.73, the consolidated closing bid price of the Company’s common stock on August 12, 2025, and simultaneously extinguished the liability related to the Private Placement Shares as described above. The Private Placement Shares were not registered under the Securities Act and were offered pursuant to the exemption from registration provided in Section 4(a)(2) of the Securities Act and Rule 506(b) promulgated thereunder. The RSS Trust is an “accredited investor” as such term is defined in Rule 501(a) under the Securities Act.
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
12. Stock-Based Compensation
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
13. Related Party Transactions
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
RSS Trust Private Placement
On June 30, 2025, pursuant to the terms of the RDO Purchase Agreement, the Company and Ryan Steelberg, as trustee of the RSS Trust, entered into the Steelberg Purchase Agreement, pursuant to which the RSS Trust agreed to purchase from the Company, and the Company agreed to issue and sell to the RSS Trust, up to 709,220 shares of the Company’s common stock for a gross aggregate offering price of $1.0 million, at a price per share equal to the greater of (i) $1.41 (representing the consolidated closing bid price of the Company’s common stock on June 27, 2025) and (ii) the consolidated closing bid price of the Company’s common stock on the date that is the second full trading day after the date on which the Q2 2025 Form 10-Q is filed with the SEC. The Private Placement closed on August 13, 2025, the third full trading day after the filing of the Company’s Q2 Form 10-Q with the SEC. In connection with the closing of the Private Placement, the Company issued 366,300 shares of its common stock at a price per share of $2.73, the consolidated closing bid price of the Company’s common stock on August 12, 2025. Refer to Note 11, Stockholders’ Equity, for additional information.
There were no other material related party transactions during the nine months ended September 30, 2025.
14. Subsequent Events
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
Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with and is qualified in its entirety by reference to the condensed consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q/A. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed under “Risk Factors,” set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, and any updates thereto set forth in this Quarterly Report on Form 10-Q/A and our other filings with the Securities and Exchange Commission (“SEC”), including future SEC filings. See “Cautionary Note Regarding Forward-Looking Statements.”
The following information has been adjusted to reflect the Q3 2025 restatement and Q2 2025 revision of our condensed consolidated financial statements as described in the “Explanatory Note” at the beginning of this Amended Report and in Note 2, “Restatement and Revision of Previously Issued Condensed Consolidated Financial Statements,” in the Notes to the Condensed Consolidated Financial Statements of this Amended Report.
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
During the three and nine months ended September 30, 2025, we generated revenue of $26.6 million and $72.3 million, respectively, as compared to $22.0 million and $70.2 million during the three and nine months ended September 30, 2024, respectively. Software Products & Services revenue was $20.4 million and $51.7 million during the three and nine months ended September 30, 2025, respectively, as compared to $14.7 million and $45.5 million during the three and nine months ended September 30, 2024, respectively. Managed Services revenue was $6.2 million and $20.6 million during the three and nine months ended September 30, 2025, respectively, as compared to $7.3 million and $24.7 million during the three and nine months ended September 30, 2024, respectively. During the three months ended September 30, 2025, one customer accounted for 10% or more of our total consolidated revenue. During the three months ended September 30, 2024 and the nine months ended September 30, 2025 and 2024, no customer represented more than 10% of our total consolidated revenue.

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
During the three and nine months ended September 30, 2025 and 2024, we derived our revenue primarily through our Commercial Enterprise customers and secondarily through our Public Sector customers. During the three months ended September 30, 2025, one customer accounted for 10% or more of our total consolidated revenue. During the three months ended September 30, 2024 and the nine months ended September 30, 2025 and 2024, no customer represented more than 10% of our total consolidated revenue.
We are a leader in AI-based Software Products & Services. Our proprietary AI operating system, aiWARE, uses machine learning algorithms, or AI models, together with a suite of powerful applications, to reveal valuable insights from vast amounts of structured and unstructured data. Historically, we have derived a large portion of our Software Product & Services revenue from applications we internally developed from our aiWARE platform and actively sold across various customers. Beginning in mid-fiscal year 2022, economic conditions, including those resulting from the pullback in the macroeconomic environment caused by inflation, high interest rates, tariffs and trade tensions, as well as geopolitical factors such as the Russia-Ukraine war and the Israel-Hamas war, negatively impacted parts of our consumption-based operations and financial results. As a result, our Software Products & Services revenue decreased from $84.8 million during the year ended December 31, 2022 to $68.4 million during the year ended December 31, 2023, and decreased further to $61.1 million during the year ended December 31, 2024. While these economic and geopolitical factors have persisted throughout the first half of 2025, including instability caused by tariffs, our Software Products & Services revenue of $20.4 million and $51.7 million for the three and nine months ended September 30, 2025, respectively, improved 39.0% and 13.5%, respectively, as compared to the corresponding prior-year periods.

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
We believe our Software Products & Services will extend the capabilities of many third-party software platforms and products that are widely used today. For example, we believe that, when integrated with aiWARE, our Veritone Hire customers will have greater visibility and transparency in their hiring processes. We announced our Intelligent Digital Evidence Management System (“iDEMS”) and Veritone Data Refinery (“VDR”) product launches this year. As a result, we now offer a suite of aiWARE applications to address the growing problem of unstructured digital data management faced by commercial, public safety, and federal government sectors today. A substantial portion of our growth in 2025 to date has come from our iDEMS and VDR solutions. In June 2025, we announced a partnership with the US Air Force Office of Special Investigations (“OSI”), an investigative division within the US Department of Defense (“DOD”), and increased our VDR sales pipeline to more than $10.0 million from our March 2025 estimate of $5.0 million. The partnership with OSI is in the early stages of deploying our iDEMS solutions across the investigative divisions within the DOD. In August 2025, our VDR sales pipeline increased to approximately $20.0 million, and on October 14, 2025, we announced additional new contracts with leading hyperscalers for the deployment of our VDR solution, increasing our VDR bookings and sales pipeline to approximately $40.0 million. Our public sector pipeline has also increased to $218 million, which we believe reflects accelerating demand for our AI-driven solutions and our reputation as a trusted technology partner to government agencies. See “About Our Sales Pipelines” below for more information. As a result, during the third quarter ended September 30, 2025, our Software Products Services revenue, excluding our Veritone Hire platform, grew over 150% when compared to the same period in 2024 led principally by our iDEMS and VDR initiatives. In addition, we announced in the second quarter of 2024 that we achieved Amazon Web Services (“AWS”) Advanced Tier Services status, advancing the deployment of our AI solutions and capabilities across the AWS platform, and we have historically integrated aiWARE across many platforms, including Alteryx, Snowflake and the NVIDIA® CUDA® GPU-based platform, enabling dramatic increases in aiWARE’s processing speed and providing a wide range of new use cases for our technology. We are in the process of developing and marketing more specific use cases for these and future integrations, which we believe will open new markets for our products and accelerate our long-term revenue growth opportunities.
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
For the three and nine months ended September 30, 2025, our total revenues were $26.6 million and $72.3 million, respectively, as compared to $22.0 million and $70.2 million for the three and nine months ended September 30, 2024, respectively, an increase of 21.1% and 3.0%, respectively, over the prior-year period, driven by an increase in Software Products & Services revenue from iDEMs and VDR revenues, partially offset by a decrease in Managed Services revenue primarily due to lower revenue from representation services, in each case, compared to the prior year period. Our gross profit for the three and nine months ended September 30, 2025 was $16.4 million and $45.7 million, respectively, as compared to $14.7 million and $47.4 million for the three and nine months ended September 30, 2024, respectively, an increase of 11.6% and a decrease of (3.6)%, respectively, driven by an increase in revenue compared to the prior year period, however an increase in lower gross margin revenue for the nine months ended September 30, 2025 compared to the prior period led to a decrease in gross profit. For the three and nine months ended September 30, 2025, our non-GAAP gross profit (calculated as described in “Non-GAAP Financial Measures” below) increased to $18.2 million and decreased to $49.7 million, respectively, as compared to $15.7 million and $50.6 million for the three and nine months ended September 30, 2024, respectively, driven by an increase in revenue compared to the prior year period, however an increase in lower gross margin revenue for the nine months ended September 30, 2025 compared to the prior period led to a decrease in non-GAAP gross profit. Gross profit and non-GAAP gross profit are dependent upon our ability to grow our revenue by expanding our customer base and increasing business with existing customers, and to manage our costs by negotiating favorable economic terms with cloud computing providers such as AWS and Microsoft Azure. While we are focused on continuing to improve our gross profit and non-GAAP gross profit, our ability to attract and retain customers to grow our revenue will be highly dependent on our ability to implement and continually improve upon our technology and services and improve our technology infrastructure and operations as we experience increased network capacity constraints due to our growth.
During the three and nine months ended September 30, 2025, we reported a net loss of $29.2 million and $75.6 million, respectively, as compared to $21.7 million and $69.2 million during the three and nine months ended September 30, 2024, respectively. During the three and nine months ended September 30, 2025, we reported a non-GAAP net loss (calculated as described in “Non-GAAP Financial Measures” below) of $8.2 million and $27.7 million, respectively, as compared to $7.1 million and $21.6 million during the three and nine months ended September 30, 2024, respectively. To continue to grow our revenue, we will continue to make targeted investments in people, namely software engineers and sales personnel. However, considering the challenging macro-economic environment since 2023, we have made significant cost reductions to our operating structure to better streamline our business and prioritize investments that drive our growth. These cost reduction initiatives began in the latter half of 2022 and will continue through the end of 2025, and have included reductions in workforce and certain legacy operating costs, as well as the sale of our energy solutions group. As a result of these initiatives, we believe we will be able to accelerate our pathway toward long term profitability.

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

The following table provides a reconciliation of net loss to non-GAAP net loss:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(Restated)		(Restated)
Net loss	$(29,239)	$(21,746)	$(75,606)	$(69,175)
Net income from discontinued operations, net of income taxes	—	(765)	—	(2,897)
Interest expense, net	2,908	2,987	8,970	8,485
Income taxes	(283)	(2,575)	275	(3,713)
Depreciation and amortization	7,370	7,152	21,490	21,454
Stock-based compensation	1,643	2,099	5,096	5,691
Change in fair value of earnout receivable	7,997	—	7,213	—
Contingent purchase compensation expense	137	367	350	1,252
Foreign currency impact and other	472	(393)	310	(37)
Acquisition and due diligence costs	664	368	1,520	3,257
(Gain) Loss on asset disposition	—	—	—	172
Severance and executive transition costs	176	1,409	1,676	4,372
Lender consent fees	—	—	1,014	—
Non-GAAP net loss from continuing operations	(8,155)	(11,097)	(27,692)	(31,139)
Non-GAAP net income from discontinued operations(1)	—	3,984	—	9,560
Non-GAAP net loss	$(8,155)	$(7,113)	$(27,692)	$(21,579)

(1)A reconciliation of non-GAAP net income from discontinued operations to GAAP net income from discontinued operations for the three and nine months ended September 30, 2024 is set forth in the table below.

	Three Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2024
Net income from discontinued operations, net of income taxes	$765	$2,897
Interest expense, net	1,699	4,689
Income taxes	26	76
Depreciation and amortization	87	245
Stock-based compensation	82	237
Acquisition and due diligence costs	1,292	1,369
Severance and executive transition costs	33	47
Non-GAAP net income from discontinued operations	$3,984	$9,560

The following table provides a reconciliation of gross profit to Non-GAAP gross profit and gross margin to Non-GAAP gross margin:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(Restated)		(Restated)
Revenue	$26,632	$21,993	$72,288	$70,204
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	8,440	6,325	22,626	19,614
Depreciation and amortization related to cost of revenue	1,842	1,013	3,948	3,193
GAAP gross profit	16,350	14,655	45,714	47,397
Depreciation and amortization related to cost of revenue	1,842	1,013	3,948	3,193
Stock-based compensation	—	—	—	(1)
Non-GAAP gross profit	$18,192	$15,668	$49,662	$50,589
GAAP gross margin	61.4%	66.6%	63.2%	67.5%
Non-GAAP gross margin	68.3%	71.2%	68.7%	72.1%
GAAP gross profit of $16.4 million and $45.7 million for the three and nine months ended September 30, 2025, respectively, increased $1.7 million and decreased $1.7 million, respectively, or 11.6% and (3.6)%, respectively, as compared to the three and nine months ended September 30, 2024 primarily due to an increase in revenue for the three months ended September 30, 2025 and an increase lower gross margin revenue for the nine months ended September 30, 2025 compared to the prior year period. GAAP gross margin of 61.4% and 63.2% for the three and nine months ended September 30, 2025, respectively, decreased 524 basis points and 427 basis points, respectively, as compared to the three and nine months ended September 30, 2024 as a result of year-over-year declines in higher gross margin revenue from consumption-based and one-time software revenue.
Non-GAAP gross profit of $18.2 million and $49.7 million for the three and nine months ended September 30, 2025, respectively, increased $2.5 million and decreased $0.9 million, respectively, or 16.1% and (1.8)%, respectively, as compared to the three and nine months ended September 30, 2024 primarily due to an increase in revenue for the three months ended September 30, 2025 and an increase in lower gross margin revenues for the nine months ended September 30, 2025 compared to the prior year period. Non-GAAP gross margin of 68.3% and 68.7% for the three and nine months ended September 30, 2025, respectively, decreased 293 basis points and 336 basis points, respectively, as compared to the three and nine months ended September 30, 2024 as a result of year-over-year declines in higher gross margin revenue from consumption-based and one-time software revenue. Historically, our gross margin and non-GAAP gross margin have been impacted significantly by the mix of our Software Products & Services revenue and our Managed Services revenue in any given period because our Managed Services revenue typically has a lower overall non-GAAP gross margin than our Software Products & Services revenue.
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

	Quarter Ended
	September 30, 2024	December 31, 2024	March 31, 2025	June 30, 2025	September 30, 2025
				(Revised)	(Restated)
Total Software Products & Services Customers(1)	3,291	3,237	3,156	3,066	3,021
Annual Recurring Revenue (SaaS) (in 000's)(2)	$48,269	$47,549	$47,494	$50,910	$50,010
Annual Recurring Revenue (Consumption) (in 000's)(3)	$15,011	$11,245	$11,223	$10,957	$13,930
Total New Bookings (in 000's)(4)	$16,471	$13,228	$15,835	$14,965	$19,042
Gross Revenue Retention(5)	> 90%	> 90%	> 90%	> 90%	> 90%

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

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(Restated)		(Restated)
Revenue	$26,632	$21,993	$72,288	$70,204
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	8,440	6,325	22,626	19,614
Sales and marketing	10,511	10,245	31,712	31,400
Research and development	5,494	6,762	15,632	21,269
General and administrative	12,978	14,001	39,635	43,634
Depreciation and amortization	7,370	7,152	21,490	21,454
Total operating expenses	44,793	44,485	131,095	137,371
Operating loss	(18,161)	(22,492)	(58,807)	(67,167)
Interest expense, net	2,908	2,987	8,970	8,485
Other expense (income), net	8,453	(393)	7,554	133
Loss from continuing operations before income taxes	(29,522)	(25,086)	(75,331)	(75,785)
Income taxes	(283)	(2,575)	275	(3,713)
Net loss from continuing operations	(29,239)	(22,511)	(75,606)	(72,072)
Net income from discontinued operations, net of income taxes	—	765	—	2,897
Net loss	$(29,239)	$(21,746)	$(75,606)	$(69,175)

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(Restated)		(Restated)
Revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	31.7%	28.8%	31.3%	27.9%
Sales and marketing	39.5%	46.6%	43.9%	44.7%
Research and development	20.6%	30.7%	21.6%	30.3%
General and administrative	48.7%	63.7%	54.8%	62.2%
Depreciation and amortization	27.7%	32.5%	29.7%	30.6%
Total operating expenses	168.2%	202.3%	181.4%	195.7%
Operating loss	(68.2)%	(102.3)%	(81.4)%	(95.7)%
Interest expense, net	10.9%	13.6%	12.4%	12.1%
Other expense (income), net	31.7%	(1.8)%	10.4%	0.2%
Loss from continuing operations before income taxes	(110.9)%	(114.1)%	(104.2)%	(107.9)%
Income taxes	(1.1)%	(11.7)%	0.4%	(5.3)%
Net loss from continuing operations	(109.8)%	(102.4)%	(104.6)%	(102.7)%
Net income from discontinued operations, net of income taxes	—%	3.5%	—%	4.1%
Net loss	(109.8)%	(98.9)%	(104.6)%	(98.5)%
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

	Three Months Ended
	September 30, 2025			September 30, 2024
	Commercial Enterprise	Public Sector	Total	Commercial Enterprise	Public Sector	Total
	(Restated)	(Restated)	(Restated)
Software Products & Services	$18,437	$1,982	$20,419	$13,098	$1,596	$14,694

Managed Services:
Representation Services	1,426	—	1,426	$2,730	—	2,730
Licensing	4,787	—	4,787	4,569	—	4,569
Total Managed Services	6,213	—	6,213	7,299	—	7,299

Total revenue	$24,650	$1,982	$26,632	$20,397	$1,596	$21,993

	Nine Months Ended
	September 30, 2025			September 30, 2024
	Commercial Enterprise	Public Sector	Total	Commercial Enterprise	Public Sector	Total
	(Restated)	(Restated)	(Restated)
Software Products & Services	$46,226	$5,451	$51,677	$41,310	$4,236	$45,546

Managed Services:
Representation Services	5,601	—	5,601	9,763	—	9,763
Licensing	15,010	—	15,010	14,895	—	14,895
Total Managed Services	20,611	—	20,611	24,658	—	24,658

Total revenue	$66,837	$5,451	$72,288	$65,968	$4,236	$70,204
Commercial Enterprise
Commercial Enterprise Software Products & Services revenue increased $5.3 million, or 40.8%, in the three months ended September 30, 2025 compared to the corresponding prior-year period primarily due to an increase in VDR revenue. Commercial Enterprise Managed Services revenue decreased $1.1 million, or 14.9%, in the three months ended September 30, 2025 compared to the corresponding prior-year period driven by declines in representation services led by VeriAds as a result of the more challenging macro environment, partially offset by a $0.2 million improvement in content licensing.
Commercial Enterprise Software Products & Services revenue increased $4.9 million, or 11.9%, in the nine months ended September 30, 2025 compared to the corresponding prior-year period primarily due to an increase in VDR revenue, partially offset by a decline in consumption based revenue across Veritone Hire. Commercial Enterprise Managed Services revenue decreased $4.0 million, or 16.4%, in the nine months ended September 30, 2025 compared to the corresponding prior-year period driven by a $4.2 million decrease in representation services including our VeriAds services and live event services as a result of the more challenging macro environment.
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

Cost of Revenue (Exclusive of Depreciation and Amortization)
Cost of revenue, exclusive of depreciation and amortization, increased $2.1 million, or approximately 33.4%, from $6.3 million for the three months ended September 30, 2024 to $8.4 million for the three months ended September 30, 2025. Cost of revenue, exclusive of depreciation and amortization, as a percentage of revenue increased from 28.8% for the three months ended September 30, 2024 to 31.7% for the three months ended September 30, 2025.
The $2.1 million increase was primarily due to a higher mix of lower margin revenue, including VDR. During the three months ended September 30, 2025, Software Products & Services products accounted for 76.7% of revenues compared to 66.8% in the prior year period.
Cost of revenue, exclusive of depreciation and amortization, increased $3.0 million, or approximately 15.4%, from $19.6 million for the nine months ended September 30, 2024 to $22.6 million for the nine months ended September 30, 2025. Cost of revenue, exclusive of depreciation and amortization, as percentage of revenue increased from 27.9% for the nine months ended September 30, 2024 to 31.3% for the nine months ended September 30, 2025.
The $3.0 million increase was primarily due to a higher mix of lower margin revenue, including VDR. During the nine months ended September 30, 2025, Software Products & Services products accounted for 71.5% of revenues compared to 64.9% in the prior year period.
Sales and Marketing
Sales and marketing expenses increased $0.3 million, or approximately 2.6%, from $10.2 million for the three months ended September 30, 2024 to $10.5 million for the three months ended September 30, 2025. Sales and marketing expenses as a percentage of revenue decreased from 46.6% for the three months ended September 30, 2024 to 39.5% for the three months ended September 30, 2025.
The $0.3 million increase was primarily due to increases in personnel-related costs and outside services, partially offset by a decrease in advertising expense.
Sales and marketing expenses increased $0.3 million, or approximately 1.0%, from $31.4 million for the nine months ended September 30, 2024 to $31.7 million for the nine months ended September 30, 2025. Sales and marketing expenses as a percentage of revenue decreased from 44.7% for the nine months ended September 30, 2024 to 43.9% for the nine months ended September 30, 2025.
The $0.3 million increase was primarily due to increases in personnel-related costs and outside services, partially offset by a decrease in advertising expense
Research and Development
Research and development expenses decreased $1.3 million, or approximately 18.8%, from $6.8 million for the three months ended September 30, 2024 to $5.5 million for the three months ended September 30, 2025. Research and development expenses as a percentage of revenue decreased from 30.7% for the three months ended September 30, 2024 to 20.6% for the three months ended September 30, 2025.
The $1.3 million decrease was primarily due to decreases in personnel-related costs resulting from various cost reduction initiatives enacted throughout fiscal year 2024, capitalized internal-use software costs, and outside consulting services.

Research and development expenses decreased $5.6 million, or approximately 26.5%, from $21.3 million for the nine months ended September 30, 2024 to $15.6 million for the nine months ended September 30, 2025. Research and development expenses as a percentage of revenue decreased from 30.3% for the nine months ended September 30, 2024 to 21.6% for the nine months ended September 30, 2025.
The $5.6 million decrease was primarily due to decreases in personnel-related costs resulting from various cost reduction initiatives enacted throughout fiscal year 2024, capitalized internal-use software costs, and outside consulting services.
General and Administrative
General and administrative expenses decreased $1.0 million, or approximately 7.3%, from $14.0 million for the three months ended September 30, 2024 to $13.0 million for the three months ended September 30, 2025. General and administrative expenses as a percentage of revenue decreased from 63.7% for the three months ended September 30, 2024 to 48.7% for the three months ended September 30, 2025.
The $1.0 million decrease was primarily due to decreases in personnel-related costs resulting from various cost reduction initiatives enacted throughout fiscal year 2024 and contingent purchase compensation expense.
General and administrative expenses decreased $4.0 million, or approximately 9.2%, from $43.6 million for the nine months ended September 30, 2024 to $39.6 million for the nine months ended September 30, 2025. General and administrative expenses as a percentage of revenue decreased from 62.2% for the nine months ended September 30, 2024 to 54.8% for the nine months ended September 30, 2025.
The $4.0 million decrease was primarily due to decreases in personnel-related costs resulting from various cost reduction initiatives enacted throughout fiscal year 2024 and contingent purchase compensation expense.
Depreciation and Amortization
Depreciation and amortization expenses increased $0.2 million, or approximately 3.0%, from $7.2 million for the three months ended September 30, 2024 to $7.4 million for the three months ended September 30, 2025. Depreciation and amortization expenses as a percentage of revenue decreased from 32.5% for the three months ended September 30, 2024 to 27.7% for the three months ended September 30, 2025.
The $0.2 million increase was primarily due to ongoing depreciation of newly capitalized internal-use software.
Depreciation and amortization expenses was flat at $21.5 million for both the nine months ended September 30, 2025 and 2024. Depreciation and amortization expenses as a percentage of revenue decreased from 30.6% for the nine months ended September 30, 2024 to 29.7% for the nine months ended September 30, 2025.
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
Net Income From Discontinued Operations
On October 17, 2024, we completed the Divestiture. The Divestiture was strategic, primarily allowing us to focus on our AI solutions, and secondarily improving our financial liquidity with the net proceeds from the Divestiture. During the third quarter of 2024, we determined that Veritone One met the criteria to be classified as discontinued operations. As a result, the historical financial results of Veritone One are reflected in our condensed consolidated financial statements herein as discontinued operations and, as such, have been excluded from continuing operations for all periods presented on a retrospective basis, unless otherwise stated. See Note 4 on Discontinued Operations included elsewhere in this Quarterly Report on Form 10-Q/A for more information.
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
Based on our liquidity position as of the issuance date of these condensed consolidated financial statements and our current forecast of operating results and cash flows, absent any other action, we determined that there is substantial doubt about our ability to continue as a going concern over the twelve months following the filing of this Quarterly Report on Form 10-Q/A, principally driven by our debt repayment obligations, historical negative cash flows and recurring losses. As a result, we will require additional liquidity to continue our operations over the next twelve months.
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
See Note 5, Debt, Note 11, Stockholders’ Equity, and Note 14, Subsequent Events, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements of this Quarterly Report on Form 10-Q/A for more information regarding our Term Loan, Convertible Notes, equity offerings, the 2025 Term Loan Repayment, and the 2025 Repurchase Transaction.
Cash Flows
A summary of cash flows from our operating, investing, and financing activities from continuing operations is shown in the table below (in thousands):

	Nine Months Ended
	September 30, 2025	September 30, 2024
	(Restated)
Net cash used in operating activities from continuing operations	$(41,163)	$(48,536)
Net cash used in investing activities from continuing operations	(3,533)	(3,132)
Net cash provided by (used in) financing activities from continuing operations	64,874	(5,895)
Effect of exchange rates on cash, cash equivalents, and restricted cash	(974)	—
Net change in cash, cash equivalents, and restricted cash from continuing operations	$19,204	$(57,563)
Operating Activities
Net cash used in operating activities from continuing operations was $41.2 million for the nine months ended September 30, 2025, a decrease of $7.4 million from $48.5 million for the nine months ended September 30, 2024. The decrease was primarily due to a $6.9 million decrease in net loss from continuing operations including non-cash and reconciling items disclosed within our condensed consolidated statement of cash flows and a $0.5 million favorable change in operating assets and liabilities. The $6.9 million decrease in net loss from continuing operations including non-cash and reconciling items was primarily driven by higher revenue and favorable changes in non-cash and reconciling items including change in fair value of earnout receivable, deferred income taxes, provision for credit losses, and reduction in carrying amount of operating lease right-of-use assets, partially offset by unfavorable changes in non-cash and reconciling items including stock-based compensation, barter income and non-cash interest expense. The $0.5 million of favorable changes in operating assets and liabilities was primarily driven by favorable changes in accounts payable, other assets and deferred revenue, partially offset by unfavorable changes in prepaid expenses and other current assets, accounts receivable, accrued expenses and other current liabilities, and other non-current liabilities.
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

During the preparation of our Form 10-K for the year ended December 31, 2025, which occurred subsequent to the filing of our Form 10-Q for the quarter ended September 30, 2025, management identified a material weakness in internal control over financial reporting relating to revenue recognition, specifically as it relates to the determination of the appropriate accounting for non-routine revenue transactions. This material weakness resulted in a material misstatement to our consolidated financial statements for the quarter ended September 30, 2025 as disclosed in Note 2, Restatement and Revisions of Previously Issued Financial Statements.
During the preparation of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, management identified a material weakness in internal control over financial reporting relating to a lack of an effective information and communication process that identified and assessed the source of and controls necessary to ensure the reliability of information used in financial reporting and for providing information required for effective activity level controls. This material weakness was not remediated as of September 30, 2025 and could have resulted in a material misstatement to our interim condensed consolidated financial statements that would not be prevented or detected on a timely basis. This material weakness has not been remediated as of September 30, 2025.
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
(vi)hiring and train staff on proper accounting for foreign exchange translation, transactions when consolidating foreign subsidiaries and the proper, accurate and timely evaluation of the realizability of long-lived assets, including goodwill and intangible assets. Management has also hired additional staff to oversee the implementation and testing of these remediation actions; and
(vii)implementation of enhanced procedures for the evaluation and review of non-routine revenue transactions. including review of the estimated fair value of noncash consideration, or assessment of standalone selling price of the services promised to the customer, as applicable.
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
Changes in Internal Control over Financial Reporting
While management continues to make progress on its remediation efforts, there were no changes, other than remediation efforts described above, in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.    Risk Factors.
Risks affecting our business are discussed in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 10-K”). There have been no material changes to our risk factors as previously disclosed in our 2024 10-K, except as follows:
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
As a public company, we are required to include in this report an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
During the preparation of our Form 10-K for the year ended December 31, 2025, which occurred subsequent to the filing of our Form 10-Q for the quarter ended September 30, 2025, management identified a material weakness in internal control over financial reporting relating to revenue recognition, specifically as it relates to the determination of the appropriate accounting for non-routine revenue transactions. This material weakness resulted in a material misstatement to our consolidated financial statements for the quarter ended September 30, 2025 as disclosed in Note 2, Restatement and Revisions of Previously Issued Financial Statements.

During the preparation of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, management identified a material weakness in internal control over financial reporting relating to a lack of an effective information and communication process that identified and assessed the source of and controls necessary to ensure the reliability of information used in financial reporting and for providing information required for effective activity level controls. This material weakness was not remediated as of September 30, 2025 and could have resulted in a material misstatement to our unaudited condensed consolidated financial statements that would not be prevented or detected on a timely basis.
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
Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Ineffective internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information and our stock price may decline as a result. We could also lose access to sources of capital or liquidity. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on NASDAQ. Though we are taking steps to remediate the existing material weaknesses, we cannot be assured that the measures we have taken to date, or any measures we may take in the future, will be sufficient to remediate the material weakness or avoid potential future material weaknesses.
As a result of the material weaknesses described above and other related matters raised or that may in the future be identified, we also face potential for adverse regulatory consequences, including investigations, penalties or suspensions by the SEC or NASDAQ, litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weakness in our internal control over financial reporting and the preparation of our consolidated financial statements. As of the date of this filing, we have no knowledge of any such regulatory consequences, litigation, claim or dispute. However, we can provide no assurance that such regulatory consequences, litigation, claim or dispute will not arise in the future. Any such regulatory consequences, litigation, claim or dispute, whether successful or not, could subject us to additional costs, divert the attention of our management, or impair our reputation. Each of these consequences could have a material adverse effect on our business, results of operations and financial condition.
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

*    Filed herewith.
**    The certifications furnished as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q/A pursuant to 18 U.S.C. Subsection 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Exchange Act and are not to be incorporated by reference into any of the Registrant’s filings under the Securities Act, irrespective of any general incorporation language contained in any such filing.
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
Date: April 15, 2026