Form 10-K
period 2025-12-31
Veritone, Inc.
filed 2026-04-15
CIK 1615165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.    ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b).    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was $55.1 million based upon the last reported sales price for such date on the Nasdaq Global Market.
There were 92,946,130  shares of common stock outstanding as of April 10, 2026.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the registrant’s 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2025.

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
The forward-looking statements included herein represent our management’s current expectations and assumptions based on information available as of the date of this report. These statements involve numerous known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that may cause or contribute to such differences include, but are not limited to:
•our ability to continue as a going concern, including our ability to repay our 1.75% convertible senior notes due in November 2026 (the “Convertible Notes”) prior to their scheduled maturity;
•our ability to expand our aiWARE SaaS business;
•declines or limited growth in the market for AI-based software applications and concerns over the use of AI that may hinder the adoption of AI technologies;
•our requirements for additional capital and liquidity to support our operations, our business growth, and repay or refinance our Convertible Notes prior to their scheduled maturity and the availability of such capital on acceptable terms, if at all;
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
•interruptions or performance problems with our technology and infrastructure, or that of third parties with whom we work;
•the impact of the continuing economic disruption caused by macroeconomic and geopolitical factors, including lingering economic disruption caused by international conflicts, financial instability, inflation and the responses by central banking authorities to control inflation, monetary supply shifts, high interest rates, the imposition of tariffs, trade tensions, and global trade disputes, and the threat of recession in the United States and around the world on our business and our existing and potential customers; and
•any additional factors discussed in more detail in Part I, Item 1, Business, Part I, Item 1A, Risk Factors, and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K.

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

SUMMARY OF RISK FACTORS
Our business is subject to numerous risks and uncertainties, including those highlighted in the section titled “Risk Factors” and summarized below. We have various categories of risks, including risks related to our business and our financial condition, risks related to the development and operations of our aiWARE platform and other products, risks related to our indebtedness and liquidity, risks relating to target markets, competition, and customers, risks related to intellectual property, risks related to regulatory compliance, and risks related to the ownership of our securities and our public company operations, which are discussed more fully below. This risk factor summary does not contain all of the information that may be important to you, and you should read this risk factor summary together with the more detailed discussion of risks and uncertainties set forth following this section under the heading “Risk Factors,” as well as elsewhere in this Annual Report on Form 10-K. Additional risks, beyond those summarized below or discussed elsewhere in this Annual Report on Form 10-K, may apply to our business, activities or operations as currently conducted or as we may conduct them in the future or in the markets in which we operate or may in the future operate. These risks include, but are not limited to, the following:
Risks Related to Our Business and Our Financial Condition
•Our ability to continue as a going concern depends on, among other factors, our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and certain financial, business and other factors beyond our control.
•The market for AI-based software applications is relatively new and unproven and may decline or experience limited growth. Concerns over the use of AI, including from regulators, the public and our customers, may hinder the adoption of AI technologies, which would adversely affect our ability to fully realize the potential of our Software Products & Services.
•Our business has been and may continue to be negatively affected by macroeconomic and geopolitical factors, including lingering economic disruption caused by international conflicts , inflation and the responses by central banking authorities to control inflation, monetary supply shifts, the imposition of tariffs and other global trade disputes, and the threat of recession in the United States and around the world.
Risks Related to the Development and Operation of Our aiWARE Platform and Other Products
•If we are not able to enhance our existing products or introduce new products that achieve market acceptance and keep pace with technological developments, our business, results of operations and financial condition could be harmed.

•The security or operation of our platform, networks, computer systems or data, or those of third parties with whom we work, have in the past, and may in the future, be breached or otherwise compromised, and any such breach or other compromise could have a material adverse effect on our business and reputation.
Risks Related to our Indebtedness and Liquidity
•We have $45.6 million principal amount of Convertible Notes outstanding with a scheduled maturity date of November 15, 2026. If we decide not to refinance the Convertible Notes prior to their maturity date or are unable to do so, repurchasing or repaying the Convertible Notes prior to or at maturity may require a significant amount of cash in 2026, and we may not have sufficient cash flow from our operations to pay our debt obligations.
•We may require additional capital to grow our business or repay or refinance our Convertible Notes maturing in November 2026, and this capital might not be available to us on acceptable terms, if at all.
Risks Related to Target Markets, Competition, and Customers
•The success of our business depends on our ability to expand into new vertical markets and attract new customers in a cost-effective manner.
•We generate significant revenue from a limited number of key customers which may cause our revenues for future periods to be less predictable.

Risks Related to Intellectual Property
•We face risks arising from our digital content and data licensing services, including potential liability resulting from claims by third parties for infringement or violation of copyrights, publicity or other rights, as well as indemnification claims by rights holders and customers.
Risks Related to Regulatory Compliance

•Recent and proposed regulation of AI technologies, including facial recognition technology, the processing of biometric data, and automated decision-making and machine learning technologies, increase our compliance costs and otherwise make it harder for us to conduct our business, require us to change our business practices and may lead to regulatory investigations or actions, litigation, reputational harm or otherwise have a material adverse effect on our business.
Risks Related to Our Internal use of Artificial Intelligence Technologies
•We use AI, including generative AI, and machine learning technologies, including third-party generative AI technologies, to support various internal business functions such as software development, content creation, customer support, sales and marketing and operational decision-making. While these AI technologies may enhance the productivity and efficiency of our employees, such productivity gains are not guaranteed, and their use may present risks that could adversely affect our business, financial condition, and results of operations.
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
Our proprietary AI operating system, aiWARE™, uses machine learning algorithms, or AI models, together with a suite of powerful applications, to reveal valuable insights from vast amounts of structured and unstructured data. aiWARE serves as the foundation for our AI solutions and bespoke applications and offers access to hundreds of cognitive categories through one common software infrastructure. Highly modular and customizable, aiWARE enables expansive scale with the flexibility to deploy in the cloud, at the edge or in hybrid environments. Our aiWARE platform offers capabilities that are designed to mimic human cognitive functions such as perception, prediction and problem solving, enabling users to quickly, efficiently and cost effectively transform unstructured data into structured data, and analyze and optimize data to drive business processes and insights. aiWARE is based on an open architecture that enables new AI models, applications and workflows to be added quickly and efficiently, resulting in a scalable and evolving solution that can be leveraged by organizations across a range of industries.
We also offer cloud-native digital content management solutions and content licensing and representation services. These offerings leverage our aiWARE technologies, providing customers with unique capabilities to enrich and drive expanded revenue opportunities from their content.
We generate revenue primarily through the delivery of our Software Products & Services (as defined below) across our Commercial Enterprise (“Commercial Enterprise”) and Public Sector (“Public Sector”) divisions, and secondarily from Managed Services (as defined below) that today include the delivery of content licensing, influencer management and related services within Commercial Enterprise.
•“Software Products & Services” consists of revenues generated from Commercial Enterprise and Public Sector customers using our aiWARE platform and hiring solutions, any related support and maintenance services, and any related professional services associated with the deployment and/or implementation of such solutions.
•“Managed Services” consists of revenues generated from Commercial Enterprise customers using our content licensing services, representation and related services.

Through October 17, 2024, we operated a full-service advertising agency through a wholly-owned subsidiary, Veritone One (as defined below), that leveraged aiWARE to provide differentiated Managed Services to our customers. On October 17, 2024, we entered into an Equity Purchase Agreement (the “Purchase Agreement”) with Veritone One, LLC, our wholly-owned subsidiary (“Veritone One”), and Oxford Buyer, LLC (“Purchaser”), an affiliate of Insignia Capital Group L.P., pursuant to which, among other things, Purchaser acquired from us all of the issued and outstanding equity of Veritone One (such transaction, the “Divestiture”). Veritone One’s services included media planning and strategy, advertisement buying and placement, campaign messaging, clearance verification and attribution, and custom analytics, specializing in host-endorsed and influencer advertising across primarily radio, podcasting, streaming audio, social media and other digital media channels. We determined that the Divestiture represented a strategic shift that would have a material effect on our operations and financial results. Therefore, the historical financial results of Veritone One are reflected in our consolidated financial statements as discontinued operations and, as such, have been excluded from continuing operations for all periods presented on a retrospective basis, unless otherwise stated. Refer to Note 4, Discontinued Operations, Business Combinations, and Divestiture, included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for more information.
Our presence is primarily in the United States, the United Kingdom, France, Australia, Israel and India.

The Market Opportunity
Today, the existence of unstructured data is growing rapidly, creating significant challenges for companies and governments across the globe, including how to create systematic solutions to address the ever-increasing volume of unstructured data. Whether it is a hyperscaler training its large language models on thousands of hours of unstructured video content, government or state and local law enforcement agencies trying to solve crimes through the analysis of unstructured video evidence, a media company searching years of television archives for specific images and video content, or global employers trying to operationalize high volumes of hiring data, we believe AI is the only efficient solution to these complex data challenges.
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

Our aiWARE platform encompasses the following:
•Industry Applications. We provide numerous AI-powered applications that span local and federal government, legal and compliance, and commercial verticals. These applications search and rapidly extract actionable insight from evidence, quickly locate case-critical evidence and compliance risks, and analyze, manage, and monetize assets.
•Automate Studio and Developer APIs. Our aiWARE platform allows enterprise AI Leaders responsible for IT, MLOps, ModelOps, ML, data science, or digital transformation to quickly and easily create aiWARE-based AI workflows with a low-code designer and utilize aiWARE APIs directly to add content intelligence to existing legacy applications or build cloud-native or IoT apps.
•Intelligent Data Lake. Our customers can save, index and search data insights across cognitive categories with aiWARE’s intelligent data lake, which provides time-correlated cognitive metadata indexing and enables multivariate, time-based search in applications. Developers can use this time-correlated data to trigger workflows when certain events occur.
•Applications and Cognitive Analytics. We have developed a suite of core applications and several industry targeted applications, which are discussed in more detail below, to facilitate the use of our platform and enable users to unlock actionable insights from their diverse datasets. The modular structure of aiWARE enables rapid development and deployment of applications, including leading large language models ("LLMs") like ChatGPT, that are relevant to the specific needs of different markets. This allows us and third parties to build and deploy new applications on top of our aiWARE architecture or integrate existing applications with aiWARE quickly and easily.

•Generative AI. Generative AI enables the creation of novel content from data inputs, rather than simply analyzing or acting on existing input data. Generative AI technology is currently being used across numerous industries for a variety of purposes such as simulating human conversation, producing multilingual content and ad promos and summarizing and making recommendations based on large volumes of data. With the increasing prominence of LLMs, such as Claude 4.6, Amazon Web Services (“AWS”) Bedrock and ChatGPT, we introduced generative AI capabilities to aiWARE in 2024. Veritone Generative AI allows organizations to leverage and create domain-specific large language models and knowledge graphs based on the data they store in aiWARE. These capabilities are available in aiWARE natively, via API, and through Automate Studio, and we plan to integrate them with our industry-specific applications in the future.
aiWARE can be configured to meet each customer’s specific deployment requirements. These deployment models include fully cloud-based options hosted by us today in AWS and Microsoft Azure (“Azure”) commercial and secure government cloud environments; on-premises options, which allow users to utilize aiWARE’s cognitive processing and certain other capabilities in their controlled environment; and hybrid cloud/on-premises options, which give users of our on-premises capabilities the option to also connect to our services in the cloud, either to provision additional services to run within their controlled environment, or to use our additional cloud-based services to process data, search and analyze the results. We currently hold an Authorization to Operate (“ATO”) under the Federal Risk and Authorization Management Program (“FedRAMP”) for our AWS secure government cloud platform to support government customers.
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
Commercial Enterprise
Commercial Enterprise today consists of customers in the commercial sector across media, entertainment, sports and advertising, content licensing and Talent Acquisition solutions customers. To date, the majority of our Software Products & Services and Managed Services revenue is generated from our Commercial Enterprise customers.
Software Products & Services
Software Products & Services used by our Commercial Enterprise customers include:
•aiWARE. Bundled offering of our core applications which enables media broadcasters to ingest their live and archived media into aiWARE and run an array of AI models on the media to identify keywords, faces, logos and objects, enriching the content with additional metadata to allow it to be quickly and easily searched, analyzed, curated and shared in near real-time. aiWARE also includes advanced analytics features that allow users to customize their analytics dashboards and reports and generate live interactive charts with robust filtering capabilities and transforms the way these media broadcasters conduct their business by implementing AI-powered applications in their ad tracking and verification workflows, enabling them to provide advertisers with near real-time ad verification and integrated audience analytics.
•Veritone Data Refinery (“VDR”). Comprehensive and secure software solution that empowers hyperscalers and other enterprises to integrate, analyze and understand their data for actionable intelligence. VDR enables content management, the training of internal AI models, access to data for knowledge graph applications, and the licensing of data to AI model developers and hyperscalers. To date, we have several leading hyperscalers under contract for VDR.
•Digital Media Hub. Cloud-native, AI-enabled media management solution through which rights holders can ingest, manage and organize their content and offer global access to their content to key stakeholders, including news media and corporate partners, in a secure, permission-based cloud environment. Digital Media Hub offers intelligent search and discovery capabilities and robust reporting tools, which allow users to access content quickly, and allow rights holders to track downloads and understand what content is most important to users.

•Talent Acquisition Solutions. Cloud-native software portal and applications enabling employers to attract candidates and operate programmatic advertising software to optimize the efficiency of their hiring processes. Our Talent Acquisition software platform is integrated into over 120 unique applicant tracking systems and enables customers to access over 2,500 international job boards to streamline hiring efforts through job distribution, OFCCP compliance posting, candidate management, candidate search and automated posting and campaign management. Our programmatic campaigns solution, Talent Acquisition Programmatic, leverages predictive AI algorithms and machine-learning to help employers save money on their job advertising and source talent faster by predicting job advertising performance and automating the execution, tracking and optimization of job advertising campaigns. In addition, Talent Acquisition Solutions uses its integrations with applicant tracking systems and recruiter user data to track hiring outcomes for clients while providing them with analytics to optimize their job listing budgets.
•Artificial Intelligence Solutions Group ("AISG"). Professional services to help our customers address complex challenges and gain a competitive advantage by using AI-powered solutions. These services include (i) data readiness assessment and AI strategy formulation to identify opportunities for utilizing AI to streamline workflows and other business processes, (ii) data modernization services to assist customers in transitioning from legacy systems to cloud-based architectures, (iii) AI solutions development and (iv) educational bootcamps, workshops and information to help customers formulate their AI strategies and quickly scale AI from ideation to production.
Managed Services
Managed Services used by our Commercial Enterprise customers include:
•Content Licensing. Digital content licensing services, through which we manage and license content on behalf of leading rights holders to end users in the film, television, sports, and advertising industries. Content is licensed either through our own internally developed web portal, customer-branded web portals or other licensing arrangements. We utilize aiWARE’s cognitive capabilities to enable richer and more efficient searching of content, allowing users to quickly find and acquire content for their projects.
•Live Event Services. Support of onsite production teams, particularly at the largest golf and tennis tournaments in the world, by ingesting live content, applying cognition and metadata and making content immediately accessible for highlights, publication, advertisements, and additional programming.
•Representation Services. Offering of management, representation and related services to a select group of social media influencers to create content and custom marketing campaigns for brand partners and agencies.
•VeriAds Network. Comprised of two programs that enable radio and television broadcasters, podcasters and social media influencers to generate incremental advertising revenue from premium advertisers, and enable these advertisers to expand their audience reach through unique ad units and new influencer avenues:
◦Spot Network. Provides access to run-of-schedule and dayparted ad units for radio and television advertisements from broadcaster participants.
◦MicroMentions™. On-demand live read ad unit solution that gives broadcasters the opportunity to execute 10, 15 or 30 second ads outside of their scheduled ad inventory on a guaranteed CPT (cost per thousand) basis. MicroMentions leverages aiWARE to programmatically manage clearance and verification of, and provide near real-time analytics for, these live reads.
Public Sector
Public Sector consists of customers in government and regulated industries, including domestic and international state, local, and federal government, legal and compliance customers. To date, Public Sector represents a smaller portion of our consolidated revenue as compared to Commercial Enterprise. However, we believe that there are near- and long-term opportunities in Public Sector to further grow our business in fiscal 2026 and beyond.

Public Sector markets include state and local government, legal and compliance markets, including law enforcement, legal and judicial professionals, and companies and regulatory bodies in highly regulated industries. These agencies regularly accumulate large amounts of unstructured audio and video data, including from police body cameras, satellite, drone footage, police car recorders, interview room cameras, 911 audio tapes and surveillance cameras. Historically, in most cases, investigators have had to review audio and video data manually, a task that consumes huge amounts of time and delays investigations. In addition, public agencies are required to provide certain information, which may include audio and video files, in response to requests from the public. Reviewing video footage to identify and authenticate the appropriate footage to be disclosed, and redacting facial images and other sensitive information prior to disclosure, have historically been time-consuming and largely manual processes. Today, law enforcement and other government agencies can leverage our aiWARE platform and applications to organize, review, analyze and gain insight from their various data sources to enhance their investigative workflows and to support their public disclosure requirements.
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
Software Products & Services used by our Public Sector customers include:
•aiWARE Anywhere. Provides deployment options for our aiWARE platform that lets customers harness the power of AI anywhere, any time. It provides a common software infrastructure that lets customers use end-to-end, AI-powered solutions — from data ingestion to intelligent data analysis — in either general or industry-specific applications. aiWARE Anywhere deployment options include on-premises, in the Veritone cloud, or in a private cloud, depending on our customers’ needs.
•Intelligent Digital Evidence Management System (“iDEMS”). Built on the aiWARE™ platform, iDEMS is a cloud-based product suite comprised of Veritone’s Public Sector solutions – Investigate, Redact, Illuminate, Track and IDentify. iDEMS has seamless downstream workflows to centralize digital evidence, streamline redaction, improve analysis and evidence discovery, track persons of interest across all containerized content files and identify persons of interest from an existing records database. The solution also provides technical workflow integrations with many of the industry’s leading software platforms and tools.
•Investigate. Provides a central evidence hub powered by AI that accelerates investigations and increases case clearance rates. Our Investigate solution is specifically targeted to service the needs of governmental entities focused on law enforcement investigations as well as Freedom of Information Act workflows. Investigate is optimized for the specific functions carried out by law enforcement investigative agencies to help conduct criminal investigations, ensure physical security, and detect fraud. Customers using Investigate can consolidate digital evidence into one secure and compliant cloud environment, quickly identify the most relevant information for a case at scale with greater insights, streamline redaction, improve analysis and evidence discovery, and track persons of interest across files.
•IDentify. Enables law enforcement and judicial agencies to increase the speed and efficiency of investigative workflows. IDentify allows users to upload and maintain booking and known offender databases in aiWARE and use facial recognition technology to automatically compare these databases with video and photographic evidence, such as footage from body cameras, dash cameras and CCTV surveillance cameras, to identify potential suspects for further investigation. IDentify gives agencies a powerful tool to augment their investigative workflows, saving valuable time and resources and helping them investigate cases faster.
•Illuminate. Provides users with an effective means of searching voluminous sets of media and electronic documents to support eDiscovery efforts, and particularly their early case assessment efforts. This application allows users to rapidly ingest, process and search large volumes of audio, video, image and text-based documents, to identify and segregate relevant evidence for further review and analysis. Illuminate’s text analytics capabilities allow users to visually explore entities, such as the persons, organizations and locations identified in the data. Once processed and reviewed through the application, users can transfer a relevant subset of media and documents to our Redact application if redaction is necessary or export it for transfer to their eDiscovery or case management platform for further processing and workflows.

•Redact. Enables law enforcement and judicial agencies to leverage AI to automate the redaction of faces and other sensitive information within audio, video and image-based evidence, streamlining their redaction workflows. Redact employs AI technology to automatically detect when persons appear in evidence for review and selection. Users can also define other sensitive items appearing in video evidence and choose to automatically track the defined items for redaction throughout the video or at a single time stamp. The application then systematically obscures selected portions of the data in the evidence. With Redact, agencies may expedite their review and redaction of evidence in a fraction of the amount of time spent on manual processes, freeing up valuable resources while supporting compliance efforts with respect to stringent disclosure requirements.
•Contact. Designed to reduce the time needed to comply with racial and identity profiling stop data collection requirements in certain U.S. states, including California, and offers ways to gather additional insight for agency needs. Developed in close collaboration with the California State Department of Justice as well as key city law enforcement agencies, this intelligent stop data collection application may reduce officer data collection time, minimize review effort, and provide command staff faster insight for training and other constituent transparency initiatives.
•Track. Monitors people in video, providing insights to help assess the visual description of a person of interest in a scene, what they are doing, and who they are with. Track enables our customers to monitor multiple video recordings and feeds when dealing with occlusion within crowded areas and impacts from lighting and distance. Track tracks the human body and head, whether or not the head is turned or at an unidentifiable angle and can also track clothing or anything identifiable across multiple videos and feeds. Government, law enforcement, and justice organizations have used Track to find persons of interest from disparate video files and build an understanding of their activities and associations. This type of “digital forensics” can help investigators create a narrative around an event or an individual contained in a video capturing a crime or an object of interest to track.
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
Managed Services
We market and sell our content licensing Managed Services to customers such as major sports networks and film production companies that require high value content for their broadcasts and projects. During 2025 and 2024, two customers accounted for 23% of revenues and one customer accounted for 20% of revenues, respectively, of our total Managed Services revenues.
Competition
Software Products & Services
The market for AI-enabled solutions is rapidly evolving and highly competitive, and we face competition from various sources, including large, well-capitalized technology companies such as Google, Microsoft, Amazon, Axon and Palantir, and in some cases smaller companies specializing in the management of content and digital data. In the case of our Talent Acquisition solutions, the market for talent acquisition software and services is highly competitive, rapidly evolving and fragmented, and we face competition from programmatic job advertising software companies, traditional human capital management companies, companies primarily focused on offering applicant tracking systems, and providers of point solutions for specific use cases such as for recruitment marketing, and these companies include, without limitation, Oracle and SAP.
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
We believe the following competitive attributes are necessary for us to compete successfully in the AI industry for Commercial Enterprise and Public Sector customers for our Software Products & Services:
•Applications to enable our platform to be effectively leveraged for a wide variety of use cases;
•Breadth, depth and performance of cognitive processing and other AI capabilities, particularly accuracy and speed;
•Availability of cloud-based and on-premises deployment models and functionality;
•Ease of deployment and integration;
•Platform scalability, reliability and security; and
•Cost of deploying and using our products.
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
Competitors for our Software Products & Services fall into the following primary categories:
•Infrastructure-based cloud computing vendors offering cognitive processing services via APIs, such as IBM Watson via IBM Cloud, Microsoft Cognitive Services via Azure and Amazon Machine Learning via AWS;

•Smaller AI-focused vendors offering solutions within a single cognitive category such as facial recognition, object recognition, natural language processing, digital content management or generative AI;
•Enterprise services and solutions providers that combine their services with technology developed in-house to address specific challenges for organizations, such as Palantir and C3.ai;
•System integrators that aggregate and integrate solutions from multiple underlying providers of cognitive services for clients, such as Accenture and Deloitte Consulting; and
•Providers of hardware and/or software solutions serving a particular market, which are incorporating into their solutions automated processing, search and/or data analytics capabilities that provide functionality similar to our industry targeted applications, including the following:
◦In the media and entertainment market, providers of digital content management systems and integrated systems and processes competing with our VDR product and solutions;
◦In the public safety market, providers of investigative solutions, including police body cameras and car recorders and associated content storage and management systems; and
◦In the legal market, providers of eDiscovery solutions and/or associated hosting and managed services.
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
Research and Development
Our research and development organization is comprised of employees who are responsible for the design, development and testing of our AI and software solutions, including software engineers, quality engineers, data scientists, data engineers, product managers and user experience designers. Our research and development organization is generally organized in teams, with teams focused on our core aiWARE architecture and capabilities and other teams focused on solutions and applications that address specific use cases in our key markets. We focus our efforts on developing new features, maintaining our AI technologies and expanding the core technologies that further enhance the usability, functionality, reliability, performance and flexibility of aiWARE, as well as allow us to operate in new vertical markets. In addition, we contract with select third-party engineering services to support development and quality assurance testing. We plan to continue to make significant investments in developing our AI technologies, expanding the functionality and capabilities of aiWARE and related solutions, and building new software capabilities.
Intellectual Property
We rely on a combination of patent, copyright, trademark and trade secret laws in the United States and other jurisdictions, as well as license agreements and other contractual protections, to protect our proprietary technology. We also rely on a number of registered and unregistered trademarks to protect our brand.
As of December 31, 2025, in the United States, we have 39 issued patents, which expire between 2029 and 2042, and have 10 patent applications pending for examination. As of such date, we also had 12 issued patents and 4 patent applications pending for examination in foreign jurisdictions (including international PCT applications), all of which are based on counterpart U.S. patent applications pursued by us. In addition, we have registered, or have applied for registration of, numerous trademarks, including Veritone and aiWARE, in the United States and in several foreign jurisdictions. We seek to protect our intellectual property rights by implementing a policy that requires our employees and independent contractors involved in development of intellectual property on our behalf to enter into agreements acknowledging that all works or other intellectual property generated or conceived by them on our behalf are our property, and assigning to us any rights, including intellectual property rights, that they may claim or otherwise have in those works or property, to the extent allowable under applicable law.

Seasonality
Prior to fiscal year 2024, we experienced seasonal fluctuations in our revenue and operating performance as a result of the utilization of our platform and associated revenues from our Software Products & Services. In particular, our Talent Acquisition revenues have historically been higher in the second half of each fiscal year, consistent with the hiring cycles of our larger customers. In fiscal 2024, our revenue and operating performance were less impacted by seasonal fluctuations primarily driven by a year over year decline in consumption-based revenue from a single customer across Talent Acquisition. Although we have observed decreased seasonality in recent years, we continue to experience quarterly fluctuations as a result of factors such as the timing of large projects, the length and complexity of our sales cycles, trends impacting our target vertical markets and our revenue recognition policies and any changes we make to those policies. Within a given quarter, a higher proportion of our agreements are signed toward the end of such quarter. Although these seasonal factors are common in the technology industry, historical patterns should not be considered a reliable indicator of our future sales activity or performance.
Regulatory Environment
We are subject to a number of U.S. federal, state, local and foreign laws and regulations, including within the United Kingdom, Australia, India, Israel and parts of Europe, that involve matters central to our business. These laws and regulations govern privacy, data protection, intellectual property, competition, consumer protection and other subjects.

We carry out certain processing of personal data that is subject to data protection and privacy laws in various jurisdictions including the European Union’s General Data Protection Regulation (“EU GDPR”) and the United Kingdom’s GDPR (“UK GDPR”) (collectively, “GDPR”); the California Consumer Privacy Act, as amended (“CCPA”); laws regulating the use of AI, automated decision making, machine learning, and biometric technologies (including facial recognition); and similar laws and regulations in other jurisdictions, including states and localities within the United States. Under these data protection and privacy laws, we are required to maintain certain technical and organizational measures designed to ensure the security and protection of personal data and information, and we are required to comply (either directly or indirectly pursuant to requirements of our contracts with customers) with a number of requirements with respect to individuals whose personal data or information we collect and process, including, among others, notification requirements and requirements to comply with requests from individuals to (i) opt out of collection, processing and/or sale of their data or information, (ii) delete their data or information, and (iii) receive copies of and other information regarding our collection and processing of their data or information. Additionally, certain jurisdictions have implemented restrictions on data transfers, including across national borders or between certain entities, such as the Department of Justice’s rule entitled the Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons.
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
Moreover, governments, regulators and individuals are increasingly scrutinizing the use of AI and machine learning technologies (including the associated processing of personal data), automated decision making (including in an employment and/or recruitment context), and the processing of biometric data (including through facial recognition technologies). In addition, numerous laws and regulations around the world, including the Colorado AI Act, various laws in California, and the EU AI Act, among others, have been enacted or proposed to regulate these areas, and several lawsuits have been filed, particularly in the United States, challenging the processing of biometric data which may reduce our customers’ demand for our products. In addition, the misuse of AI technologies by personnel or failures in our controls, policies or vendor management could result in legal claims, regulatory investigations or enforcement actions, contractual liability, and harm to our business, results of operations and reputation.
Human Capital Resources
As of December 31, 2025, we had a total of 446 employees, 437 of whom were full-time employees. 102 of our U.S-based employees are located in California, with another 170 employees located in 35 other states. We also have 31 employees located in Israel and 143 employees located in other countries including the United Kingdom, France, Australia and India.

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
Company Information
We were incorporated as a Delaware corporation on June 13, 2014. Our corporate headquarters are located at 5291 California Avenue, Suite 350, Irvine, California 92617. Our telephone number is (888) 507-1737. Our principal website address is www.veritone.com. The information provided on, or accessible through, our website is not a part of this Annual Report on Form 10-K, nor is such information incorporated by reference herein, and such information should not be relied upon in determining whether to make an investment in our common stock.
Available Information
This Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act, are available free of charge on the investor relations section of our website at investors.veritone.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We will also provide electronic or paper copies of such reports free of charge, upon request made to our Corporate Secretary at 5291 California Avenue, Suite 350, Irvine, California 92617. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.
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
Item 1A.    Risk Factors.
Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, before deciding to invest in our common stock. Our business, results of operations, financial condition, and prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe to be material. If any of the risks actually occur, our business, results of operations, financial condition and prospects could be harmed. In that event, the market price of our common stock could decline, and you could lose part or all of your investment.

Risks Related to Our Business and Our Financial Condition
Our ability to continue as a going concern depends on, among other factors, our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and certain financial, business and other factors beyond our control.
Based on our liquidity position at December 31, 2025 and our current forecast of operating results and cash flows, absent any other action, management determined that there is substantial doubt about our ability to continue as a going concern over the twelve months following the filing of this Annual Report on Form 10-K, principally driven by the maturity of our Convertible Notes, along with historical negative cash flows and recurring losses. In past fiscal quarters, based on our liquidity position at the end of such fiscal quarter and our then-current forecast of operating results and cash flows, management has determined that there has been a substantial doubt about our ability to continue as a going concern over the twelve months following such determination. Our ability to continue as a going concern is dependent on our ability to generate significant cash flows, obtain sufficient proceeds from any future offerings of securities, and/or obtain alternative financing prior to the maturity of the Convertible Notes. Any future determination that we may be unable to continue as a going concern may materially harm our business and reputation and may make it more difficult for us to obtain financing for the continuation of our operations, including through equity financings, incurring additional debt or otherwise, which in turn, may adversely impact our financial condition, results of operations and cash flows.
In the near term, to ensure we continue to meet our cash obligations as they come due, we continue to evaluate strategies to obtain funding for future operations. These strategies may include, but are not limited to, obtaining debt and equity financing, and repurchasing or repaying our Convertible Notes prior to their maturity in November 2026. In addition, we plan to further restructure our operations to grow revenues and decrease operating expenses, which include capturing past cost reduction and potential future cost synergies from our past acquisitions.
For example, in the fiscal years ended December 31, 2024 and December 31, 2025, we entered into a series of transactions to reduce our debt obligations, including equity financings, asset sales, the repayment of our senior secured term loan (the “Term Loan”) and the repurchase of certain of our Convertible Notes. As of December 31, 2025, approximately $45.6 million aggregate principal amount of the Convertible Notes remain outstanding, which will come due in November 2026.
The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We may not be able to access additional equity under acceptable terms, and may not be successful in future operational restructurings, earning any of our deferred purchase consideration, or at growing our revenue base, and our ability to execute on our operating plans may be materially adversely impacted. If we are unable to capture past cost reduction and potential future cost synergies from our past acquisitions, we would likely not have sufficient cash on hand or available liquidity to repay our Convertible Notes upon their maturity in November 2026, and our ability to execute on our operating plans may be materially adversely impacted. If we become unable to continue as a going concern, we may have to dispose of other or additional assets and might realize significantly less value than the values at which they are carried on our consolidated financial statements. These actions may cause stockholders to be further diluted or to lose all or part of their investment in our common stock. In addition, if we dispose of certain of our assets in order to generate additional liquidity, our revenue may be reduced and our business may become less diversified. If we cannot continue as a going concern, adjustments to the carrying values and classification of our assets and liabilities and the reported amounts of income and expenses could be required and could be material.
Our efforts to expand our aiWARE SaaS business may not be successful.
In order for us to grow our aiWARE SaaS business and achieve profitability, we must expand our revenue base by expanding our customer base and increasing our business with existing customers. We may not be able to succeed with respect to these efforts. Many factors may adversely affect our ability to grow the business for our aiWARE platform, including but not limited to:
•Failure to add market-specific applications to our aiWARE platform with sufficient levels of capability to provide compelling benefits to users in our target vertical markets;
•Failure to add AI models with sufficient levels of capability or trainability into our platform, difficulties integrating AI models and loss of access to, or increases in the cost of, AI models;
•Inability to expand the number of AI models in different classes that can operate in a network-isolated manner, which would limit the capabilities of aiWARE available in our FedRAMP environment or under private cloud, on-premises and hybrid deployment models;

•Difficulties in adding technical capabilities to our platform and ensuring future compatibility of additional third party providers;
•Failure to articulate the perceived benefits of our solutions, or to generate broad customer acceptance of or interest in our solutions;
•Failure to source the amount of or types of content in the timeframe required to fulfill VDR customer demand; for example, we have in the past been unable to source the volume or specific type of content or data in the timeframes our VDR customers required;
•Introduction of competitive offerings by larger, better financed and more well-known companies;
•Introduction of new products or technologies that have performance and/or cost advantages over our aiWARE platform;
•Inability to integrate our solutions with products of other companies to pursue particular vertical markets, or the failure of such relationships to achieve their anticipated benefits;
•Long and complex sales cycles, particularly for customers in the Public Sector markets; and
•Challenges in operating our platform on secure government cloud platforms and complying with government security requirements.
If we fail to grow the business for our aiWARE platform, including our VDR product, our business, results of operations and financial condition will suffer.
The market for AI-based software applications is relatively new and unproven and may decline or experience limited growth. Concerns over the use of AI, including from regulators, the public and our customers, may hinder the adoption of AI technologies, which would adversely affect our ability to fully realize the potential of our Software Products & Services.
We use machine learning and AI, including generative AI and automated decision-making technologies, in our products and services. The market for AI-based software applications is still relatively new and evaluating the size and scope of the market is subject to a number of risks and uncertainties. We believe that our future success will depend in large part on the growth of this market. The utilization of our platform and solutions by customers is also still relatively new, and customers may not recognize the need for, or benefits of, our platform and solutions, which may prompt them to cease use of our platform and solutions or decide to adopt alternative products and services to satisfy their cognitive computing, search and analytics requirements. Our ability to access and extend our position in the markets that our platform and solutions are designed to address depends upon a number of factors, including the cost, performance and perceived value of our platform and solutions, as well as regulatory scrutiny over our products and technologies. As AI technologies become increasingly incorporated into various mainstream products and offerings and these technologies advance and develop legal and regulatory scrutiny of AI technologies, potentially including our products, has and will likely continue to increase. For additional information about the legal and regulatory risks related to our use of AI technologies in our Software Products & Services, see the below Risk Factor titled “Recent and proposed regulation of AI technologies, including facial recognition technology, the processing of biometric data, and automated decision-making and machine learning technologies, increase our compliance costs and otherwise make it harder for us to conduct our business, require us to change our business practices, and may lead to regulatory investigations or actions, litigation, reputational harm, and otherwise have a material adverse effect on our business.”
In addition, the development and use of AI technologies presents risks and challenges that could hinder its further development, adoption and use in the markets that we serve. For example, due to potential inaccuracies or flaws in the inputs, outputs or logic of AI technologies, the model could result in decisions that bias certain individuals (or classes of individuals) and adversely impact their rights, employment and ability to obtain certain pricing, products, services or benefits. If we enable or offer AI solutions that produce biased or inaccurate outputs and analyses, or that are perceived as controversial due to human rights, privacy or other social issues, we may experience lower-than-expected demand for our products and services, or competitive, brand or reputational harm. Multiple states in the United States, as well as the European Union and other jurisdictions, have enacted or proposed legislation regulating the use of AI. These regulations include requirements for increased transparency, mandatory disclosures and the implementation of mitigating measures to address potential risks associated with AI technologies. Compliance with these laws may impose additional costs, operational adjustments, or restrictions on our use of AI, and noncompliance could result in regulatory penalties, reputational harm, or other adverse impacts. As this regulatory landscape continues to develop, new or more stringent requirements could emerge, further affecting our business operations and ability to leverage AI technologies effectively.

Market opportunity estimates are subject to significant uncertainty and are based on assumptions and estimates, including our internal analysis and industry experience. Assessing the market for our solutions is particularly difficult for several reasons, including limited available information and rapid evolution of the market. If the market for AI-based software applications does not experience significant growth, or if demand for our platform or solutions does not increase in line with our projections, then our business, results of operations and financial condition will be adversely affected.
Certain of our operating results and financial metrics are difficult to predict and subject to volatility, including as a result of seasonality.
We experience quarterly variations in the timing of revenues from our Software Products & Services as a result of numerous factors, such as the timing of large projects, the length and complexity of our sales cycles and trends impacting our target vertical markets. In particular, our Talent Acquisition solutions have historically experienced seasonality in terms of when we enter into customer agreements for our products and services. Consistent with the hiring patterns of many of our customers, a higher percentage of related revenue is earned in the second half of each year. Within a given quarter, a significant portion of our agreements are often signed toward the end of the quarter. This seasonality is reflected to a lesser extent in our revenue due to the fact that we generally recognize subscription revenue over the term of the customer agreement. We expect this seasonality to continue, which may cause fluctuations in certain of our operating results and financial metrics, and thus, difficulties in predictability of our operating results.
We have had a history of losses and we may be unable to achieve or sustain profitability.
We experienced net losses of $111.7 million and $37.4 million in fiscal years 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $579.0 million. We expect to continue to expend substantial financial and other resources on, among other things:
•investments to expand and enhance our platform and technology infrastructure, make improvements to the scalability, availability and security of our aiWARE platform, and develop new products;
•sales and marketing, including expanding our direct sales organization and marketing programs, and expanding our programs directed at increasing our brand awareness among current and new customers;
•hiring additional employees;
•investment in our operations and infrastructure, both domestically and internationally; and
•general administrative expenses, including legal, accounting and other expenses.
These expenditures may not result in increased revenue or growth of our business. We may not be able to generate additional revenues sufficient to offset our expected cost increases and planned investments in our business and platform. As a result, we may incur significant losses for the foreseeable future, and may not be able to achieve and sustain profitability. If we fail to achieve and sustain profitability, then we may not be able to achieve our business plan, fund our business or continue as a going concern.
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
As part of our growth strategy, we have acquired, and we may continue to acquire, businesses, services, technologies or intellectual property rights that we believe could complement, expand or enhance the features and functionality of our aiWARE platform and our technical capabilities, broaden our product and service offerings or offer growth opportunities for our business. This acquisition strategy may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not such acquisitions are consummated. Acquisitions could also result in dilutive issuances of equity securities, the incurrence of debt, contingent liabilities, amortization expenses, impairment of goodwill and/or purchased long-lived assets, and restructuring charges, any of which could adversely affect our operating results and financial condition. In addition, we may face risks or experience difficulties successfully integrating acquired businesses, such as Broadbean, with our operations. These risks include:
•effectively managing the combined business following the acquisition, including any international operations of the acquired business and integrating the acquired company’s accounting, human resources and other administrative systems, and coordination of product, engineering and sales and marketing functions;
•the potential loss of key employees and customers as a result of competing in the markets in which the acquired company operates;

•cultural challenges associated with integrating employees from the acquired company into our organization, and retention of employees from the businesses we acquire; and
•achieving anticipated cross-selling opportunities and eliminating any redundant operations with respect to the acquired business.
We also may not achieve the anticipated benefits from the acquired business and may incur unanticipated costs and liabilities in connection with any such acquisitions. Additionally, if we are unable to complete an acquisition, we could lose market share to competitors who are able to make such an acquisition. Once an acquisition is closed, we may discover hidden costs, resource demands and potential liabilities that were not evident during the due diligence process, particularly when such process is undertaken on an accelerated timeline. Although we often utilize representation and warranty insurance and standard indemnity provisions in these acquisition transactions, if we are unable to successfully assert a claim, if a claim is not covered by insurance or if these hidden costs prove greater than expected, our operations as a whole may be adversely affected. In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. If any of these results occurs, our business and financial results could be adversely affected.
Our international operations expose us to significant risks, and we intend to continue expanding international operations going forward.
As part of our growth strategy, we may expand our operations further internationally. As of December 31, 2025, we had operations in the United Kingdom, other parts of Europe, Israel, Australia and India, and we may, in the future, open offices and hire employees in additional locations outside of the United States to service existing global customers, reach new customers and gain access to additional technical talent. Operating in and expanding to new international markets requires significant resources and management attention and will subject us to uncertain regulatory, tax, economic and geopolitical risks. Because of our limited historical experience with expanded international operations, as well as developing and managing sales in international markets, our international expansion efforts may not be successful. In addition, we will face risks of doing business internationally that could adversely affect our business, including, but not limited to:
•managing and staffing international operations and the increased operating, travel, infrastructure and legal compliance costs associated with numerous international locations;
•establishing and managing additional instances of our aiWARE platform in other countries;
•adapting, localizing and pricing our products and services for specific countries and offering customer support in various languages;
•additional foreign tax requirements and obligations, and adverse tax consequences and tax rulings;
•economic conditions, international conflicts and political instability in some countries;
•compliance with local laws, regulations and customs in foreign jurisdictions, particularly in the areas of data privacy and personal privacy, employment and tax and export controls, economic sanctions and anti-corruption laws; and
•limited protection for intellectual property rights in some countries.
Our failure to manage any of these risks successfully could harm our existing international operations, interrupt our expansion plans and adversely affect our business, results of operations and financial condition.
Our business has been and may continue to be negatively affected by macroeconomic and geopolitical factors, including lingering economic disruption caused by international conflicts, financial instability, inflation and the responses by central banking authorities to control inflation, monetary supply shifts, the imposition of tariffs and other global trade disputes, and the threat of recession in the United States and around the world.

Global economic and business activities continue to face widespread macroeconomic and geopolitical uncertainties, including lingering economic disruption caused by international conflicts, financial instability, inflation and the responses by central banking authorities to control inflation, monetary supply shifts, the imposition of tariffs and other global trade disputes, and the threat of recession in the United States and around the world. We continue to actively monitor the impact of these macroeconomic factors on our financial condition, liquidity, operations, suppliers, industry and workforce, and instituted certain cost saving measures during 2023 through 2025 as a result of these factors. The extent of the impact of these factors on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, and the impact on our customers, partners and employees, all of which are uncertain and cannot be predicted. These and other global economic conditions, including any new disruptions, have in the past and may in the future again negatively impact our business. For example, business operations at our Herzliya, Israel office location where we perform development work on our Talent Acquisition solutions, have been, and may continue to be, impacted by the Israel-Hamas and Iran conflicts. In addition, a small portion of our Israel-based employees, and a number of their family members, have been conscripted into military service. In addition, our Talent Acquisition solutions are sold to businesses that experience performance fluctuations based on factors including the demand for labor and the economic health of current and prospective employers. To the extent that economic uncertainty or attenuated economic conditions cause our current and potential customers to freeze or reduce their headcount, demand for our products and services has been, and may continue to be negatively affected. Adverse economic conditions have also caused and could continue to result in reductions in sales of our applications, longer sales cycles, reductions in contract duration and value, slower adoption of new technologies and increased price competition. In addition, economic recessions have historically resulted in overall reductions in spending on software and technology solutions as well as pressure from customers and potential customers for extended billing terms. If economic, political, or market conditions deteriorate, or if there is uncertainty around these conditions, our current and potential customers may elect to decrease their software and technology solutions budgets by deferring or reconsidering product purchases, which could limit our ability to grow our business and negatively affect our operating results. Any of these events would likely have an adverse effect on our business, operating results and financial position.
We depend on our executive officers and other key employees, and the loss of one or more of these executive officers or key employees or an inability to attract and retain highly skilled employees could adversely affect our business.
Our success depends largely upon the continued services of our President, Chief Executive Officer and Chairman of our Board, Ryan Steelberg, and our other executive officers and senior management. We rely on our leadership team in the areas of strategy and implementation, research and development, operations, security, marketing, sales, support and general and administrative functions. We do not currently have any employment agreements with our executive officers or senior management team that require them to continue to work for us for any specified period, and, therefore, they could terminate their employment with us at any time. The loss of Ryan Steelberg, or one or more of our executive officers or members of our management team, could adversely impact our business and operations and disrupt our relationships with our key customers.
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
As of December 31, 2025, we had U.S. federal, state and foreign loss carryforwards (“NOLs”) totaling approximately $195.1 million, $173.3 million and $40.0 million, respectively. The U.S. federal and state NOLs are projected to expire beginning in 2037 and 2030, respectively, unless previously utilized. The U.S. federal NOLs generated in tax years beginning on or after January 1, 2018 may be carried forward indefinitely, subject to an 80% taxable income limitation on the utilization of the NOLs. The foreign NOLs can be carried forward indefinitely. In addition, our U.S. federal NOLs may be subject to limitations under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), if we have undergone or undergo an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in our equity ownership by certain stockholders over a rolling three-year period. We may have experienced such ownership changes in the past and may experience ownership changes in the future as a result of shifts in our stock ownership, some of which are outside our control. Our NOLs may also be impaired or restricted under state law. For example, California enacted legislation that, with certain exceptions, suspends the ability to use California NOLs to offset California income and limits the ability to use California business tax credits to offset California taxes, for taxable years beginning on or after January 1, 2024, and before January 1, 2027. Such state tax law provisions could accelerate or permanently increase state taxes owed. There is also a risk that due to other future regulatory changes, such as suspensions on the use of NOLs in other jurisdictions, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. If we earn taxable income, such limitations could result in increased future income tax liability and our future cash flows or results of operations could be adversely affected.

If we do not comply with transfer pricing, income tax, customs duties, VAT, and similar regulations, we may be subject to additional taxes, customs duties, interest, and penalties in material amounts, which could materially harm our financial condition and operating results.
As a multinational corporation operating in many countries, we are subject to transfer pricing, income tax, and other tax regulations designed to ensure that our intercompany transactions are consummated at prices that have not been manipulated to produce a desired tax result, that appropriate levels of income are reported as earned by our United States and local entities, and that we are taxed appropriately on such transactions. In addition, our operations are subject to regulations designed to ensure that appropriate levels of customs duties are assessed on the importation of our products.

If the United States Internal Revenue Service (the “IRS”) or the taxing authorities of any other jurisdiction were to successfully challenge our transfer pricing practices or our positions regarding the payment of income taxes, customs duties, value added taxes, withholding taxes, and sales and use and other taxes, we could become subject to higher taxes and may increase product prices in certain jurisdictions accordingly. The imposition of new taxes, even pass-through taxes such as VAT could result in increased product prices in certain jurisdictions. Any increases in prices could adversely affect product demand and therefore could have a negative impact on our business, financial condition, and operating results. From time to time, we are a party to various regulatory proceedings related to compliance with applicable tax regulations, including audits, examinations, and investigations.

In addition, any change in applicable tax laws, rules, treaties, or regulations, or their interpretation, could result in a higher effective tax rate on our worldwide earnings. For example, the Organization for Economic Co-operation and Development (“OECD”) has led in the development of the Two-Pillar framework, which involves the reallocation of taxing rights in respect of certain multinational enterprises above a fixed profit margin to the jurisdictions in which they carry on business (referred to as Pillar One), and imposes a minimum effective corporate tax rate (referred to as Pillar Two). A number of countries in which we conduct business have enacted, or are in the process of enacting, elements of the Pillar Two rules (with further provisions expected to be enacted in the future). The OECD has issued (and is expected to continue to issue further) administrative guidance providing transition and safe harbor rules in relation to the implementation of the Pillar Two proposal. For example, on January 5, 2026, the OECD published details of a proposed “side-by-side” arrangement providing for, among other things, additional safe harbors for multinational groups headquartered in certain qualifying jurisdictions. We continue to evaluate and assess the potential impact of the OECD framework on the Company. No assurances can be given that future legislative, regulatory, or judicial developments will not result in an increase in the amount of taxes payable by us. If any such developments occur, our business, financial condition, and operating results could be materially and adversely affected.

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
Our competitors, partners or others may acquire third party technologies, including AI models, used in our aiWARE platform, which could result in them blocking us from using the technology in our aiWARE platform, offering it for free to the public or making it cost prohibitive for us to continue to incorporate their technologies in our aiWARE platform, or these third party technology providers may otherwise terminate their relationships with us, which could adversely affect the functionality of our aiWARE platform.
Our success depends in part on our ability to attract, incorporate and maintain high performing AI models on our aiWARE platform. If any third party acquires an AI model that is on our platform, they may preclude us from using it as a component of our platform or make it more expensive for us to utilize. In addition, a third-party AI model provider may terminate its relationship with us or may otherwise cease to make its AI models available to us. In either case, if that AI model has unique capabilities or a significant performance advantage over other models and we are unable to identify a suitable replacement model, the interruption could cause us to lose customers. It is also possible that a third-party acquirer of such technology could offer the AI models and technologies to the public as a free add-on capability, in which case certain of our customers would have less incentive to pay us for the use of our platform. If a key third party technology becomes unavailable to us or is impractical for us to continue to use, the functionality of our platform could be interrupted, and our expenses could increase as we search for an alternative technology. As a result, our business, results of operations and financial condition could be adversely affected through the loss of customers and/or from increased operating costs.
We rely on third parties to develop AI models for our platform and in some cases to integrate them with our platform.
A key element of our aiWARE platform is the ability to incorporate and integrate AI models developed by multiple third-party vendors, and we plan to continue to increase the number of third-party AI models incorporated into our aiWARE platform to enhance the performance and power of our platform. As we work to add new AI models to our platform, we may encounter difficulties in identifying additional high-quality AI models (particularly high performing, specialized models), entering into agreements for their inclusion in our ecosystem on acceptable terms or at all and/or in coordinating and integrating their technologies into our system. We may incur additional costs to modify and adjust existing functionalities of our platform to accommodate multiple classes of AI models, without the assurance that such costs can be recouped by the additional revenues generated by the new capabilities. As aiWARE becomes more complex and as we release enhancements to our platform that require changes to AI models, we may not be able to integrate third-party AI models in a seamless or timely manner due to a number of factors, including incompatible software, lack of cooperation from developers, insufficient internal technical resources, platform security constraints, and the inability to secure the necessary licenses or legal authorizations required. In addition, we have established a self-service development environment in which such third-party developers integrate their AI models onto our platform, and we will be dependent in part upon their ability to do so effectively and quickly. We may not have full control over the quality and performance of third-party providers, and therefore, any unexpected deficiencies or problems arising from these third-party providers may cause significant interruptions in the operation of our platform. The failure of third party developers to integrate their AI models seamlessly into our platform and/or provide reliable, scalable services may impact the reliability of our platform and harm our reputation and business, results of operations and financial condition.

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
The security or operation of our platform, networks, computer systems or data, or those of third parties with whom we work, have in the past, and may in the future, be breached or otherwise compromised, and any such breach or other compromise could have a material adverse effect on our business and reputation.
In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclosure, make accessible, protect, secure, dispose of, transmit, and share (collectively, “process”) personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, sensitive third-party data, business plans, transactions, financial information, customer data and biometric data (collectively, sensitive data). Certain data privacy and security obligations require us to implement and maintain specific security measures or industry-standard or reasonable security measures designed to protect our information technology systems and sensitive data. In particular, some of the data processed and stored in our platform, networks, and computer systems by government customers contain highly sensitive data protected under government regulations, and we are obligated to comply with stringent requirements related to the security of such data, such as the FedRAMP and Criminal Justice Information Services (“CJIS”) security requirements.
Individuals or entities have in the past and may in the future attempt to penetrate our network, computer system or platform security, or that of our third-party hosting and storage providers and other third parties with whom we work, and could gain access to our sensitive data, including customer data. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation, nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, the third parties with whom we work, and our customers may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our services. For example, we have operations and third parties with whom we work to support our business located in unstable regions and regions experiencing (or expected to experience) geopolitical or other conflicts, including in the Middle East, where businesses have experienced an increase in cyberattacks in relation to the Israel-Hamas and Iran conflicts.

In addition, we and the third parties with whom we work are subject to a variety of evolving threats, including but not limited to, computer malware (including as a result of advanced persistent threat intrusions), malicious code (such as viruses and worms), computer hacking, fraudulent use attempts, phishing and other social engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake), denial-of-service attacks, credential stuffing attacks, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks and disruptions, adware, attacks enhanced or facilitated by AI, and other similar threats, all of which have become more prevalent in our industry. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. It may be difficult and/or costly to detect, investigate, mitigate, contain, and remediate a security incident. Our efforts to do so may not be successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems. For example, threat actors may use an initial compromise of one part of our environment to gain access to other parts of our environment, or leverage a compromise of our networks or systems to gain access to the networks or systems of third parties with whom we work, such as through phishing or supply chain attacks. Our data and information systems or those of third parties with whom we work have in the past, and may in the future, also fail for reasons other than malicious activity, including but not limited to, software bugs, configuration errors, server malfunctions, software or hardware failures, service outages, loss of data or other information technology assets, telecommunications failures, earthquakes, fires, and floods.
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
These and other threats, attacks, disruptions, outages, or accidents involving us or the third parties with whom we work have in the past, and may in the future, result in the unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure, access, unavailability or misappropriation of our sensitive data, including of our customers and their employees or third parties, and/or damage to our or the third parties with whom we work’s platform, network, or computer systems. For instance, in the second quarter of 2024, we were made aware of an article posted by a security researcher which identified a temporary vulnerability with respect to two Azure environments related to a limited number of government customers. The vulnerability was remediated as of June 30, 2024, and we notified our potentially affected customers. Our investigation into and response to the matter and this issue has concluded and has not resulted in the loss of any of our customers.
While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps designed to detect, mitigate and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties with whom we work). However, we have not in the past been, and may not in the future be, able to detect and remediate all vulnerabilities including on a timely basis. As a result, such vulnerabilities have in the past and could in the future be exploited but may not be detected until after a security incident has occurred. Further, we have in the past experienced (and may in the future experience) delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Even if we have issued or otherwise made patches or information for vulnerabilities in our software applications, products or services, our customers may be unwilling or unable to deploy such patches and use such information effectively and in a timely manner. These vulnerabilities could be exploited and result in a security incident.

We may expend significant resources or modify our business activities to try to protect against security incidents. Applicable data privacy and security obligations require us, or we may voluntarily choose, to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents or vulnerabilities, or to take other actions, such as providing credit monitoring and identity theft protection services. Such disclosures and related actions are costly, and the disclosure or the failure to comply with such applicable requirements could lead to adverse consequences. An actual or perceived security breach of our platform, network or computer systems, or those of our technology service providers or third party vendors, could result in material adverse consequences such as the loss of business, financial losses, reputational damage, negative publicity, government enforcement actions (for example, regulatory investigations, orders, fines, penalties, audits, and inspections), additional reporting requirements and/or oversight, litigation (including class claims), indemnity obligations, damages for contract breach, civil and criminal penalties (including for violation of applicable laws, regulations or contractual obligations), restrictions on processing sensitive data (including personal data), diversion of management attention, interruptions in our operations (including availability of data), significant costs, fees and other monetary payments for remediation, and other harms.
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
If we (or a third party with whom we work) fail or are perceived to have failed to maintain the reliability, security and availability of our platform, network, or computer systems, or if customers believe that our platform does not provide adequate security for the storage of sensitive data or its transmission over the Internet, we may lose existing customers and we may not be able to attract new customers, negatively impacting our ability to grow and operate our business. If we (or a third party with whom we work) experience security breaches or cyber-attacks or fail to comply with security requirements related to our secure government cloud environment, we may lose our ability to obtain or maintain a FedRAMP certification, which could result in the loss of business from customers in the government market. Any of the foregoing could have a material adverse effect on our business, results of operations and financial position and negatively impact our ability to grow and operate our business.
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
In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive data about us from public sources, data brokers, or other means that reveal competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Additionally, our sensitive data or sensitive information of our customers could be leaked, disclosed, or revealed as a result of or in connection with our employees’, personnel’s, or vendors’ use of generative AI technologies.

Interruptions or performance problems associated with our technology and infrastructure, or that of the third parties with whom we work, including AWS and Azure, may adversely affect our business and operating results.
Our business success depends in part on the ability of customers to access our Software Products & Services and Managed Services at any time and within an acceptable amount of time. We have experienced, and may in the future experience, disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, introductions of new applications and functionality, software errors and defects, capacity constraints due to an increasing number of users accessing our platform or initiating large volumes of processing simultaneously, or security related incidents. In addition, we rely on third parties, including AWS and Azure, to operate critical business systems and process sensitive data in a variety of contexts, including for hosting, storage and other critical services, required to operate our Software Products & Services and Managed Services. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. As such, we are vulnerable to service interruptions, delays and outages experienced or caused by these third parties, and we have experienced (and may in the future experience) adverse consequences when certain third parties with whom we work have experienced a security incident or other service interruption, delay or outage. While we believe we are entitled to damages if certain of the third parties with whom we work fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. Because we also incorporate diverse software and hosted services from many third parties with whom we work, we may encounter difficulties and delays in integrating and synthesizing these applications and programs, which may cause downtimes or other performance problems. It may become increasingly difficult to maintain and improve the performance of our platform, especially during peak usage times and as our platform becomes more complex or usage increases. Additionally, our reliance on third parties could introduce new cybersecurity risks and vulnerabilities, including supply-chain attacks. Such supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or supply chains of the third parties with whom we work have not been compromised.
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

Risks Related to our Indebtedness and Liquidity
We have $45.6 million principal amount of Convertible Notes outstanding with a scheduled maturity date of November 15, 2026. If we decide not to refinance the Convertible Notes prior to their maturity date or are unable to do so, repurchasing or repaying the Convertible Notes prior to or at maturity may require a significant amount of cash in 2026, and we may not have sufficient cash flow from our operations to pay our debt obligations.
As of December 31, 2025, we had $45.6 million aggregate principal amount of Convertible Notes outstanding with a scheduled maturity date of November 15, 2026. If we are unable to refinance the Convertible Notes or elect to repurchase or repay them prior to or at maturity, we will need a significant amount of cash in 2026. In addition, our ability to make scheduled payments of the remaining principal amount of our Convertible Notes at maturity, or to repurchase and/or refinance the Convertible Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations sufficient to repay or refinance our debt and also make necessary capital expenditures. If we are unable to generate such cash flow, we have in the past been, and may again in the future be, required to adopt one or more alternatives, such as selling assets, restructuring our debt or obtaining additional equity capital which may be on terms that are onerous or highly dilutive to our stockholders. Our ability to engage in corporate transactions, raise additional capital or refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities at all or on desirable terms, which could result in a default on our debt obligations.
We may require additional capital to grow our business or repay or refinance our Convertible Notes maturing in November 2026, and this capital might not be available to us on acceptable terms, if at all.
If we are not able to achieve cost savings from our planned cost reduction measures, we will need additional liquidity to continue our operations for the foreseeable future, including over the next twelve months. We may also require additional capital to repay or refinance our Convertible Notes as they come due.
We have in the past and may again in the future engage in equity and/or debt financings to secure any needed additional funds. For example, during the fiscal year ended December 31, 2025, we raised aggregate net proceeds of approximately $154.7 million through the issuance and sale of our common stock and pre-funded warrants, which proceeds we used to repurchase outstanding debt. We established a $35.0 million “at-the-market” equity offering program in November 2024, which we utilized to offer and sell shares of our common stock from time to time for an aggregate of $35.0 million in gross proceeds. We fully utilized and terminated the ATM program in 2025.
Further, if we decide to enter into any new debt arrangements to refinance our Convertible Notes or otherwise, any borrowings could make us more vulnerable to a downturn in our operating results, a downturn in economic conditions, or increases in interest rates on borrowings that are subject to interest rate fluctuations.
Our ability to raise additional capital depends on a variety of factors, including our financial condition, market conditions, and investor demand, and any future capital-raising efforts may involve significant risks. If we raise additional funds through future issuances of equity or convertible debt securities, our stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. If we do so, existing stockholders will experience dilution in the voting power of their common stock and earnings per share could be negatively impacted. The extent to which we will be able and willing to use issuances of equity or convertible debt securities for acquisitions and other strategic initiatives will depend on the market value of our common stock and the willingness of potential third parties to accept any such securities as full or partial consideration. Any future debt or equity financing activities could also result in higher costs of capital with elevated or increased interest rates and could include restrictive covenants on our operations, including covenants restricting our ability to incur debt, pay distributions or repurchase our equity, sell assets, and acquire businesses, among other restrictions.
Failure to secure sufficient capital when needed could have a material adverse effect on our business, financial condition and results of operations, including materially limiting our ability to grow.

Risks Related to Target Markets, Competition, and Customers
The success of our business depends on our ability to expand into new vertical markets and attract new customers in a cost-effective manner.
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
We generate significant revenue from a limited number of key customers which may cause our revenues for future periods to be less predictable.

We generate a significant portion of our revenue from a limited number of key customers. For Managed Services, our two largest customers, Westwood One, Inc. and iHeart Media and Entertainment, Inc., accounted for approximately 12% and 11%, respectively, of our total Managed Services revenues in fiscal year 2025. Some of these customers do not have long-term contracts with us. In the event that these customers decide to terminate their contracts with us, reduce their budget for our services, or develop a competing solution, and we are unable to obtain additional customers or increase our revenue from existing customers to offset the reduction of these revenues, we could experience a material adverse effect on our business, financial condition and reported revenue and results of operation.

We have previously experienced declines in our net revenues due to the loss of key customers. For example, Amazon, historically our largest customer, reduced its hiring consumption starting in the third and fourth quarters of fiscal year 2022. Amazon has decreased from generating 25% of net revenues in fiscal year 2022 to less than 1% and 4% of our net revenues in fiscal years 2024 and 2025, respectively.
Because of the concentrated nature of our customer base, any delay, reduction, cancellation or discontinuation of services by our larger customers has materially affected and may in the future materially affect our revenue and results of operations. In addition, the recent declines in revenue from one of these customers across our lines of business may cause us to face more volatility in our revenue in future periods and more difficulty in predicting our revenue for future periods. We may be unable to grow revenues with new or remaining customers or offset the discontinuation of purchases by customers we have experienced declines in revenue with purchases by new or existing customers. Furthermore, if we are unable to replace lost revenue from key customers, we may continue to experience decreased sales, which could have a material adverse impact on our results of operations and financial condition. If any of our remaining key customers decide to terminate or decline to renew their contracts with us, or renew on less favorable terms, and if we are unable to gain additional customers or increase our revenue from other existing customers to offset the reduction of revenues, our business, results of operations and financial condition will be harmed.

Technological advances may significantly disrupt the labor market and weaken demand for human capital at a rapid rate.
The success of our Talent Acquisition solutions is dependent on our customers’ demands for talent. As technology continues to evolve, more tasks currently performed by people may be replaced by automation, robotics, machine learning, artificial intelligence and other technological advances outside of our control. This trend poses a risk to the talent acquisition industry as a whole, particularly in lower-skill job categories that may be more susceptible to such replacement.
Significant segments of the market for talent acquisition software and services may have hiring needs and service preferences that are subject to greater volatility than the overall economy.
The target customer segment for our Talent Acquisition solutions spans a wide range of company characteristics, including company size, geography, and industry, among other factors. Hiring activity may vary significantly among businesses with different characteristics and we have historically experienced volatility in our financial results related to our Talent Acquisition solutions. Smaller businesses, for example, typically have less persistent hiring needs and may experience greater volatility in their need for talent acquisition software and services and preferences among providers of such services. Along with a relatively short sales cycle, smaller businesses may be more likely to change platforms based on short-term differences in perceived price, value, service level, or other factors. Difficulty in acquiring and/or retaining these businesses as customers may adversely affect our operating results.
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
Risks Related to Intellectual Property
We face risks arising from our digital content and data licensing services, including potential liability resulting from claims by third parties for infringement or violation of copyrights, publicity or other rights, as well as indemnification claims by rights holders and customers.
We manage and license digital content on behalf of leading rights holders in the film, television, sports and advertising industries. We enter into agreements with rights holders under which they grant us the right to distribute and license their content to third parties, including to LLM developers for the purpose of development, training, operation, and use of machine learning and artificial intelligence activities and technologies, including, building, training, testing, and tuning models, subject to certain restrictions and requirements, such as limitations on the type and/or duration of use and requirements to obtain clearances and consents from third parties related to the content. Under these agreements, the rights holders generally represent and warrant that they have the right to license the content to us and that the authorized use of the content will not infringe any third-party copyrights and agree to indemnify us for claims arising from breach of such representations and warranties. However, we, and/or our customers to which we sublicense the content, are generally responsible for obtaining all required clearances, permissions and consents with respect to any specific person, place, property or subject matter depicted in the content, each of which may be subject to trademarks, rights of publicity, property rights or other rights belonging to third parties, and we generally agree to indemnify the right holders with respect to claims arising from any failure to do so. In many cases, our agreements with rights holders also require that we include specific terms, conditions, covenants and obligations in our agreements with our customers.

In our license agreements with customers, we represent and warrant that we have the right to sublicense the content to them and that their authorized use of the content will not infringe any third-party copyrights, and we agree to indemnify our customers for claims arising from breach of such representations and warranties. However, our customers are generally responsible for obtaining all necessary clearances, permissions and consents from third parties, unless we have expressly agreed to provide clearance services with respect to the content, and our customers generally agree to indemnify us for claims arising from their failure to do so. If we or our customers fail to obtain all clearances, permissions and consents from third parties required for the customers’ use of licensed content, or if our customers otherwise use content in a manner not authorized by the terms of our agreements with the rights holders, then third parties may bring claims against us and the rights holders, and the rights holders may seek indemnification from us related to such claims. In some cases, we may not be entitled to a supporting indemnification by our customers, or we may not be successful in enforcing our rights to indemnification by our customers. In addition, third parties may bring claims against us and our customers for copyright infringement, and we may be required to indemnify our customers for such claims. Similarly, we may not be entitled to indemnification by the rights holders, or we may not be able to enforce our rights to indemnification by the rights holders.
We may incur significant liabilities and costs in the event of claims for infringement or violation of copyrights, publicity or other rights, and/or indemnification claims by third-party rights holders and customers. Regardless of their merit and outcome, intellectual property and indemnification claims are time consuming, expensive to litigate or settle and cause significant diversion of management attention and could severely harm our financial condition and reputation and adversely affect our business.
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
There has been considerable patent and other intellectual property development activity in the AI industry, which has resulted in litigation based on allegations of infringement or other violations of intellectual property rights. Our future success depends, in part, on not infringing the intellectual property rights of others. In the future, we may receive claims from third parties, including our competitors, alleging that our platform and underlying technology infringe or violate such third party’s intellectual property rights, and we may be found to be infringing upon such rights. We may be unaware of the intellectual property rights of others that may cover some or all of our technology. In addition, in operating our platform, we rely significantly on software provided by third parties, including without limitation, generative AI models and applications, and we may become subject to similar infringement claims related to such third-party software. We may not have adequate indemnities from, or we may not be successful in enforcing our rights to indemnification by, such third party software providers.
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
Our success depends, in part, on our ability to protect our brand and the proprietary methods and technologies that we develop under patent and other intellectual property laws of the United States and foreign jurisdictions so that we can prevent others from using our inventions and proprietary information. As of December 31, 2025, in the United States, we have 39 issued patents, which expire between 2029 and 2042, and have 10 patent applications pending for examination. As of such date, we also had 12 issued patents and 4 patent applications pending for examination in foreign jurisdictions (including international PCT applications), all of which are based on counterpart U.S. patent applications pursued by us. We may not be issued any additional patents and any patents that have been issued or that may be issued in the future may not provide significant protection for our intellectual property. In addition, we have registered, or have applied for registration of, numerous trademarks, including Veritone and aiWARE, in the United States and in several foreign jurisdictions. If we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology and our business, results of operations and financial condition may be adversely affected.
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
Risks Related to Regulatory Compliance
Recent and proposed regulation of AI technologies, including facial recognition technology, the processing of biometric data, and automated decision-making and machine learning technologies, increase our compliance costs and otherwise make it harder for us to conduct our business, require us to change our business practices and may lead to regulatory investigations or actions, litigation, reputational harm or otherwise have a material adverse effect on our business.
Certain of our Software Products & Services, particularly our IDEMs suite of product solutions for law enforcement agencies, utilize facial recognition technology. Facial recognition technology has been the subject of increasing concern and criticism, including over the potential for the technology to misidentify individuals as criminal suspects, and to be used in ways that infringe on individual rights. Numerous legislative proposals have been introduced to ban or restrict the use of the technology by certain governmental agencies, and several U.S. cities, including San Francisco, California, Oakland, California and Somerville, Massachusetts, have enacted such bans. Although some jurisdictions are re-evaluating the breadth of such bans, where any ban or restriction on the use of facial recognition technologies by governmental agencies have been or may be enacted, potential government customers for our IDEMs solution may be prohibited from or restricted in using the technology. If such bans or restrictions are enacted in a significant number of jurisdictions, it would have a material adverse effect on the market for software solutions that utilize facial recognition technology, including our IDEMs solution.

Certain of our products may support facial recognition functionality. Laws have been enacted or introduced in a number of jurisdictions that regulate the processing of biometric data, including facial templates and images in facial recognition systems, by non-governmental actors. For example, the Illinois Biometric Information Privacy Act (“BIPA”) regulates the collection, use, safeguarding, and storage of biometric information. BIPA contains a private right of action that provides for substantial penalties and statutory damages and have generated significant class action activity; the cost of litigating and settling any claims that we have violated the BIPA or similar laws could be significant. As another example, certain comprehensive U.S. state consumer privacy laws require covered businesses to obtain affirmative consumer consent before processing biometric data and other sensitive data and impose additional compliance obligations on the processing of such data. Additionally, under the GDPR, use of biometric data for the purpose of uniquely identifying a natural person constitutes the processing of a special category of personal data, to which heightened standards, requirements and regulatory and individual scrutiny apply. Under the GDPR, the processing of biometric data for such purposes is prohibited unless one of a very limited and specific set of conditions is satisfied (such as explicit consent of the data subject). Effective compliance in this area (including using certain of our products) can be highly challenging, and we are reliant on our customers to ensure that applicable obligations are satisfied when they use our products to identify someone. We may be unable to provide certain of our products in certain jurisdictions, in particular in Europe, where provision of such technologies in compliance with the GDPR is highly challenging. Such laws may limit the demand for our aiWARE platform for non-governmental use cases that utilize facial recognition technology, which could adversely impact our ability to grow our business in those areas.
In addition, we use machine learning and AI, including generative AI and automated decision making technologies, in certain of our products and services. The development and use of AI technologies present various privacy and security risks that may impact our business. AI technologies are subject to privacy and data security laws, as well as increasing regulation, scrutiny and oversight. Further, countries and states are applying their data and consumer protection laws to AI technologies, and particularly generative AI and interactive chatbots. For example, under the comprehensive legal framework governing the use of artificial intelligence in the European Union (the “EU AI Act”). The EU AI Act imposes onerous obligations related to the development, deployment and use of AI technology-related systems. In particular, the EU AI Act designates certain AI technologies, including AI systems used in an employment-related context (such as in relation to recruitment, placement of targeted job advertisements, and decision-making concerning promotion, termination and task allocation), as ‘high risk’ and subject to numerous onerous compliance obligations, including various transparency, conformity and risk assessment, monitoring and human oversight requirements; the EU AI Act also imposes a prohibition on the use of ‘real-time’ biometric identification systems in publicly accessible spaces by law enforcement authorities or on their behalf unless very limited exceptions apply. Certain of our products and services may fall within one or more of these categories. Under the EU AI Act, non-compliant companies may be subject to administrative fines of up to 35 million Euros or 7% of a company’s total worldwide annual turnover for the preceding financial year, whichever is the higher. The EU AI Act has a phased implementation process. As such, obligations for prohibited AI systems became enforceable in February 2025, while the regulatory framework for high-risk AI systems is scheduled to take effect in August 2026. Moreover, in the United Kingdom, the government has confirmed its position that existing regulators are to implement certain specific principles (safety, security and robustness; transparency and explainability; fairness; accountability and governance; contestability and redress), within those regulators’ existing remits, to guide and inform the responsible development and use of AI technologies within their relevant sectors / competencies. Additionally, several U.S. jurisdictions have enacted measures related to the use of AI in products and services for their potentially discriminatory effects. For example, Colorado passed its comprehensive AI Act, and New York City passed a law to regulate the use of automated employment decision tools by employers and employment agencies. Certain of these laws may be materially unfavorable to our interests and/or inconsistent with our existing operations, policies, practices or plans (or may be interpreted as such). We expect other jurisdictions will adopt similar laws. Furthermore, the U.S. federal government has signaled an intent to develop a unified AI regulatory framework that would preempt U.S. state AI laws and regulations. Attempts by the U.S. federal government to preempt state AI regulation may be subject to constitutional challenges, and uncertainty regarding AI regulatory authority could further complicate our compliance efforts and increase related costs.
Additionally, certain privacy laws extend rights to consumers (such as the right to delete certain personal data) and regulate automated decision making, which may be incompatible with our use of AI technologies. These obligations may make it harder for us to conduct our business using AI technologies, lead to regulatory fines or penalties, require us to change our business practices, retrain our AI technologies, or prevent or limit our use of AI technologies. For example, the FTC has required other companies to turn over (or disgorge) valuable insights or trainings generated through the use of AI technologies where they allege the company has violated privacy and consumer protection laws. If we cannot use AI technologies or that use is restricted, our business may be less efficient, or we may be at a competitive disadvantage.

Moreover, AI technologies may create flawed, incomplete, or inaccurate outputs, some of which may appear correct. This may happen if the inputs that the model relied on were inaccurate, incomplete or flawed (including if a bad actor “poisons” the AI technology with bad inputs or logic), or if the logic of the AI technology is flawed (a so-called “hallucination”). We may use AI technologies’ outputs to make certain decisions. Due to these potential inaccuracies or flaws, the model could be biased and could lead us to make decisions that could bias certain individuals (or classes of individuals), and adversely impact their rights, employment, and ability to obtain certain pricing, products, services, or benefits. For example, our platform uses (and allows our customers to use) AI technologies for recruitment, screening, and other employment-related tasks, and if such AI-based outputs or decisions are deemed to be biased, we could face adverse consequences, including exposure to reputational and competitive harm, customer loss, and legal liability, including under consumer protection statutes.

Furthermore, any sensitive data (including confidential, competitive, proprietary, or personal data) that we input into a third-party generative AI technology could be leaked or disclosed to others, including if sensitive data is used to train the third party’s AI technologies. Additionally, where an AI technology ingests personal data and makes connections using such data, those technologies may reveal other personal or sensitive data generated by the model.

Given that AI, automated decision making and machine learning technologies are core to our business, any increased regulation over these technologies, including the EU AI Act, could make it harder for us to conduct our business, significantly complicate our compliance efforts, increase legal risk and compliance costs for us, the third parties with whom we work, and our customers, increase our cost of doing business, impede or prevent our growth plans (including into Europe), require us to change our business operations at significant cost (such as retaining or rebuilding our AI models), and reduce demand for our products.

We and the third parties with whom we work are subject to stringent and evolving U.S. and foreign laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. These legal and other obligations have in the past, and could in the future, require us to make changes to our business, impose additional costs on us and reduce the demand for our software products and solutions. Our (or the third parties with whom we work) actual or perceived failure to comply with such obligations could also lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse business consequences.
In the ordinary course of business, we process sensitive data. Our customers also utilize our Software Products & Services and Managed Services to process sensitive data, which may contain personal data that is subject to data protection and privacy laws in various jurisdictions.
Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements and other obligations relating to data privacy and security.
In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). Numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive data, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018 (“CCPA”) applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines and allows private litigants affected by certain data breaches to recover significant statutory damages. These developments may further complicate compliance efforts, and increase legal risk and compliance costs for us, the third parties with whom we work, and our customers. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future.

As we expand into new jurisdictions or markets outside the United States, we may become subject to an increasing number of laws, regulations, and industry standards governing data privacy and security. For example, we have entered into agreements and are actively pursuing opportunities to provide our Software Products & Services and Managed Services to customers in Europe, which involve processing of personal data, and the GDPR impose strict requirements for processing personal data. Under the GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros under the EU GDPR, 17.5 million pounds sterling under the UK GDPR, or, in each case, 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

In the ordinary course of business, we transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws limiting the transfer of personal data to other countries or requiring data to be localized. In particular, the European Economic Area (“EEA”) and the United Kingdom (“UK”) have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws they generally believe are inadequate. Other jurisdictions may adopt or have already adopted similarly stringent data localization and cross-border data transfer laws. Certain jurisdictions, including the EEA and the UK, have adopted adequacy decisions or similar frameworks in respect of specific countries or transfer regimes, which permit cross-border transfers of personal data without the need for additional transfer safeguards where applicable. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA and the UK or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Furthermore, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal data out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations. Additionally, the U.S. Department of Justice issued a rule entitled the Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, which places additional restriction on certain data transactions involving countries of concern (e.g., China, Russia, Iran) and covered persons (i.e., individuals and entities who are designated as such by the U.S. Attorney General or considered “foreign persons” and are majority owned by, organized under the laws of, a primary resident in, or a contractor of, a covered person or country of concern, as applicable) that may impact certain business activities such as vendor engagements, sale or sharing of data, employment of certain individuals, and investor agreements. Violations of the rule could lead to significant civil and criminal fines and penalties. The rule applies regardless of whether data is anonymized, key-coded, pseudonymized, de-identified or encrypted, and may impact our ability to engage in certain transactions or agreements.
Additionally, under various privacy laws and other obligations, we may be required to obtain certain consents to process personal data. For example, some of our data processing practices have been and may in the future be subject to challenges or lawsuits under data privacy and communications laws, including for example wiretapping laws, if we share consumer information with third parties through various methods, including chatbot and session replay providers, cookies, or via third-party marketing pixels, as has occurred. These practices may be subject to increased challenges by class action plaintiffs. Our inability or failure to obtain consent for these practices could result in adverse consequences, including class action litigation and mass arbitration demands.

In addition to data privacy and security laws, we are also subject to contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, certain privacy laws, such as the GDPR and the CCPA, require our customers to impose specific contractual restrictions on their service providers. Additionally, some of our customer contracts require us to host personal data locally. We also publish privacy policies, marketing materials, whitepapers and other statements, such as statements related to compliance with certain certifications or self-regulatory principles, regarding data privacy, security and artificial intelligence. Regulators in the United States are increasingly scrutinizing these statements, and if these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, misleading or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.
The regulatory framework relating to data privacy and security (and consumers’ data privacy expectations) is quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions, or which may be interpreted and applied in a manner inconsistent with our existing privacy and data management practices. Preparing for and complying with these obligations requires us to devote significant resources, which may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties with whom we work. In addition, these obligations may require us to change our business model. Our business model materially depends on our ability to process personal data on behalf of our customers, including sensitive and highly regulated types of data such as biometric information, so we are particularly exposed to the risks associated with the rapidly changing legal landscape. For example, we may be at heightened risk of regulatory scrutiny, and any changes in the regulatory framework could require us to fundamentally change our business model.
We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties with whom we work may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties with whom we work fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits and/or inspections); litigation (including class action claims) and mass arbitration demands; contractual liability; additional reporting requirements and/or oversight and demands that we modify or cease existing business practices (including bans on processing personal data or orders to destroy or not use personal data). In addition, the costs of compliance with, and other burdens imposed by, such laws, regulations and industry standards may adversely affect our customers’ ability or desire to collect, use, process and store personal data using our software solutions, which could reduce overall demand for them. Even the perception of privacy and data security concerns, whether or not valid, may inhibit market acceptance of our software solutions in certain markets. Furthermore, privacy and data security concerns may cause our customers’ customers, vendors, employees and other industry participants to resist providing the personal data necessary to allow our customers to use our products and services effectively. Additionally, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business and operating results or financial condition, including but not limited to: loss of customers; interruptions or stoppages of data collection needed to train our algorithms; inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity or substantial changes to our business model or operations.
Our employees and personnel use generative AI and/or automated decision-making technologies to perform their work, and the disclosure and use of personal data in AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws and regulations regulating AI and/or automated decision-making technologies. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use AI and/or automated decision-making technologies, it could make our business less efficient and result in competitive disadvantages. For additional information about the risks related to our use of AI technologies, including those that involve processing biometric data, see the Risk Factor titled “Recent and proposed regulation of AI technologies, including facial recognition technology, the processing of biometric data, and automated decision-making and machine learning technologies, increase our compliance costs and otherwise make it harder for us to conduct our business, require us to change our business practices, and may lead to regulatory investigations or actions, litigation, reputational harm, and otherwise have a material adverse effect on our business.”

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
Risk Related to Our Internal Use of Artificial Intelligence Technologies
We use AI, including generative AI, and machine learning technologies, including third-party generative AI technologies, to support various internal business functions such as software development, content creation, customer support, sales and marketing and operational decision-making. While these AI technologies may enhance the productivity and efficiency of our employees, such productivity gains are not guaranteed, and their use may present risks that could adversely affect our business, financial condition, and results of operations.

Data Security, Privacy and Confidentiality. The use of AI technologies by our employees, contractors, and vendors creates the risk that regulated or sensitive information, such as proprietary information, confidential business data, customer information, personal information or trade secrets may be inadvertently disclosed to third-party providers of AI technologies, which may “train” on that data. AI technologies may “train” on, or retain and learn from, inputs in ways that are not fully transparent, potentially compromising our intellectual property protections or comprising the unauthorized disclosure of sensitive information. Such events could expose us to adverse consequences, including regulatory scrutiny, contractual liability, competitive harm, or reputational damage.

Accuracy and Reliability. AI technologies may produce outputs that are inaccurate, incomplete, biased, or otherwise unreliable, and which may appear correct. If our personnel rely on AI-generated content or analysis without adequate verification, this could result in errors in our decision-making, including making decisions that could bias certain individuals (or classes of individuals) and adversely impact their rights, employment, and ability to obtain certain pricing, products, services, or benefits, as well as errors in our product development, customer communications, or regulatory filings, which could harm our business operations, customer relationships, reputation or expose us to legal liability.

Governance and Compliance. We have established certain policies and guidelines related to the permissible use of AI technologies within our organization. However, we cannot guarantee that all personnel will comply with these policies and guidelines, and any failure to do so could result in violations of applicable laws, contractual obligations, or our own standards for responsible AI use. The regulatory environment for AI is evolving rapidly across multiple jurisdictions, including the European Union's AI Act and various U.S. state laws, and we expect other jurisdictions will adopt similar laws. Furthermore, AI technologies are subject to existing regulatory regimes, such as privacy, data security, and consumer protection laws, including those related to automated decision making. These obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Compliance with these requirements may impose additional costs, legal risks, or operational constraints on us, and our efforts to comply may not be successful.

Cybersecurity. AI technologies may introduce new cybersecurity vulnerabilities into our products or our IT systems, or may be used by threat actors to enable attacks, such as by developing more sophisticated tradecraft. The integration of AI technologies into our operations may increase our vulnerability to cyber-related attacks or the complexity of maintaining adequate security controls.

Reputational Risk. As a company that develops and sells AI solutions, our internal use of AI technologies may be subject to heightened scrutiny. Any perceived misuse, failures, or incidents related to our internal AI practices could disproportionately harm our reputation, erode customer trust, and negatively impact demand for our products and services.

We cannot predict all of the risks associated with our use of AI technologies, and the failure to foresee or effectively manage these risks could have a material adverse effect on our business, results of operations, and financial condition. For information about the legal and regulatory risks related to our use of AI technologies in our Software Products & Services, see the Risk Factor titled “Recent and proposed regulation of AI technologies, including facial recognition technology, the processing of biometric data, and automated decision-making and machine learning technologies, increase our compliance costs and otherwise make it harder for us to conduct our business, require us to change our business practices, and may lead to regulatory investigations or actions, litigation, reputational harm, and otherwise have a material adverse effect on our business.”
Risks Related to the Ownership of Our Securities and Our Public Company Operations
Our common stock price has been extremely volatile and could continue to fluctuate widely in price, which could result in substantial losses for investors.
The market price of our common stock has been, and we expect will continue to be, subject to extreme fluctuations over short periods of time. For example, the closing price of our common stock has ranged from a low of $1.22 to a high of $8.39 during the 12-month period ended April 10, 2026. Prior to that, from the completion of our initial public offering (“IPO”) on May 12, 2017 through April 10, 2025, the closing price of our common stock has ranged from a low of $1.49 to a high of $65.91.
These fluctuations may be due to various factors, many of which are beyond our control, including:
•the volume and timing of our revenues and quarterly variations in our results of operations or those of others in our industry;
•announcement of new contracts with customers or termination of contracts with customers;
•announcement of acquisitions of other companies or businesses, or other significant strategic transactions;
•announcement of equity or debt financing transactions;
•the introduction of new services, content or features by us or others in our industry;
••media exposure of our products or of those of others in our industry;
•sales of our common stock;
•speculative trading practices of certain market participants;
•changes in earnings estimates or recommendations by securities analysts; and
•general economic and market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

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
During the preparation of our Form 10-K for the year ended December 31, 2025, management identified a material weakness in internal control over financial reporting relating to revenue recognition, specifically as it relates to the determination of the appropriate accounting for non-routine revenue transactions. This material weakness was not remediated as of December 31, 2025.
During the preparation of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, management identified a material weakness in internal control over financial reporting relating to a lack of an effective information and communication process that identified and assessed the source of and controls necessary to ensure the reliability of information used in financial reporting and for providing information required for effective activity level controls. This material weakness could have resulted in a material misstatement to our consolidated financial statements that would not be prevented or detected on a timely basis. This material weakness was not remediated as of December 31, 2025
During the preparation of our Annual Report on Form 10-K for the fiscal years ended December 31, 2023 and 2022, management identified the following material weaknesses in internal control over financial reporting, which have not been remediated as of December 31, 2025:
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
We are a “smaller reporting company” and “non-accelerated filer” under the U.S. federal securities laws, and the reduced reporting requirements applicable to smaller reporting companies and non-accelerated filers could make our common stock less attractive to investors.
We are a “smaller reporting company.” For as long as we continue to be a smaller reporting company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not smaller reporting companies, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. Investors may not find our common stock attractive because we rely on these reduced disclosure requirements. In addition, we qualify as a non-accelerated filer. For as long as we continue to be a non-accelerated filer, we will not be required to have our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
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
Provisions of our amended and restated certificate of incorporation and amended and restated bylaws as well as provisions of Delaware law could discourage, delay or prevent a merger, acquisition or other change in control of our company, even if such change in control would be beneficial to our stockholders. These include:
•authorizing the issuance of “blank check” preferred stock that could be issued by our Board to increase the number of outstanding shares and thwart a takeover attempt;
•a provision for a classified board of directors so that not all members of our Board are elected at one time;
•the removal of directors only for cause;
•no provision for the use of cumulative voting for the election of directors;
•limiting the ability of stockholders to call special meetings;
•requiring all stockholder actions to be taken at a meeting of our stockholders (i.e., no provision for stockholder action by written consent); and
•establishing advance notice requirements for nominations for election to the Board or for proposing matters that can be acted upon by stockholders at stockholder meetings.
In addition, the Delaware General Corporation Law prohibits us, except under specified circumstances, from engaging in any mergers, significant sales of stock or assets or business combinations with any stockholder or group of stockholders who owns at least 15% of our common stock.

Additionally, certain provisions in the indenture governing our Convertible Notes may make it more difficult or expensive for a third party to acquire us. For example, the indenture will generally require us to repurchase the Convertible Notes for cash upon the occurrence of a fundamental change of us and, in certain circumstances, to increase the conversion rate for a holder that converts its Convertible Notes in connection with a make-whole fundamental change. A takeover of us may trigger the requirement that we repurchase the Convertible Notes and/or increase the conversion rate, which could make it more costly for a potential acquiror to engage in such takeover. Such additional costs may have the effect of delaying or preventing a takeover of us that would otherwise be beneficial to stockholders.
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
Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for:
•any derivative action or proceeding brought on our behalf;
•any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or to our stockholders;
•any action asserting a claim against us arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws; or
•any action asserting a claim against us governed by the internal affairs doctrine.
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
We have a substantial number of shares of our common stock reserved for issuance upon the exercise of stock options, settlement of restricted stock units, exercise of warrants, including pre-funded warrants, and upon conversion of our Convertible Notes. The exercise or conversion of some or all of these securities may dilute the ownership interests of our stockholders. Upon conversion of our Convertible Notes, we have the option to pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock. If we elect to settle our conversion obligation in shares of our common stock or a combination of cash and shares of our common stock, any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Convertible Notes may encourage short selling by market participants because the conversion of the Convertible Notes could be used to satisfy short positions, or anticipated conversion of the Convertible Notes into shares of our common stock could depress the price of our common stock.
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
Our Senior Vice President of Global Technology Services (who serves as our Chief Information Officer (“CIO”)), our Vice President of Information Security (who serves as our Chief Information Security Officer (“CISO”)), and the Company’s information security function help identify, assess and manage the Company’s cybersecurity threats and risks. This team identifies and assesses risks from cybersecurity by monitoring and evaluating our threat landscape and the Company's risk profile using various methods, including, for example, manual and automated tools in certain environments and systems, subscribing to threat intelligence reports and services, scanning our environment for certain threats, evaluating our risk exposure, evaluating and analyzing certain reported threats, collaborating with law enforcement on certain threat intelligence, conducting internal and external cybersecurity audits, performing threat assessments in certain environments and systems, conducting vulnerability assessments in certain environments and systems, and engaging third-party experts for red/blue team testing and tabletop incident response exercises.
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
For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part 1, Item 1A, Risk Factors, of this Annual Report on Form 10-K, including the risk factors captioned “Risk Factors—Risks Related to the Development and Operation of Our aiWARE Platform and Other Products—The security or operation of our platform, networks, computer systems or data, or those of third parties with whom we work, have in the past, and may in the future, be breached or otherwise compromised, and any such breach or other compromise could have a material adverse effect on our business and reputation.” and “Risk Factors—Risks Related to the Development and Operation of Our aiWARE Platform and Other Products—Interruptions or performance problems associated with our technology and infrastructure, or that of the third parties with whom we work, including AWS and Azure, may adversely affect our business and operating results.”

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
Item 2.    Properties.
Our principal executive offices are located at 5291 California Avenue, Suite 350, Irvine, California 92617.
In addition to our principal executive offices, we lease office space in London, England; Sydney, Australia; and Herzliya, Israel. We also maintain shared office spaces in Paris, France and Noida, India. We lease all of our facilities and do not own any real property. We believe our facilities are adequate and suitable for our current needs and that, should it be needed, suitable additional or alternative space will be available to accommodate our operations.
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

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information and Holders
Our common stock is listed on the NASDAQ under the ticker symbol “VERI.” As of April 10, 2026, we had 42 holders of record of our common stock based upon the records of our transfer agent, which do not include beneficial owners of common stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.
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
Performance Graph
As a smaller reporting company, we are not required to provide the information required by Item 201 (e) of Regulation S-K.
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Item 6.    [Reserved]
Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. You should review the section titled “Cautionary Note Regarding Forward-Looking Statements” for a discussion of forward-looking statements and the section titled “Risk Factors” for a discussion of factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Our historical results are not necessarily indicative of the results that may be expected for any period in the future, and our interim results are not necessarily indicative of the results we expect for the full calendar year or any other period.
Overview
Veritone, Inc., collectively with our subsidiaries, referred to as “Veritone,” “Company,” “we,” “our,” and “us,” is a provider of Artificial Intelligence (“AI”) solutions, powered by our proprietary AI operating system, aiWARE™, to deliver differentiated products and solutions to our Commercial Enterprise and Public Sector customers. Our Software Products & Services consist of revenues generated from Commercial Enterprise and Public Sector customers using our aiWARE platform and Talent Acquisition solutions, any related support and maintenance services, and any related professional services associated with the deployment and/or implementation of our AI solutions. Our Managed Services consist of revenues generated from Commercial Enterprise customers using our content licensing and representation services, including influencer management and related operations.

The historical financial results of our former wholly-owned subsidiary Veritone One are reflected in our consolidated financial statements herein as discontinued operations and, as such, have been excluded from continuing operations for all periods presented on a retrospective basis, unless otherwise stated. Refer to Note 4, Discontinued Operations, Business Combinations, and Divestiture, to the Consolidated Financial Statements included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for additional information.
During the year ended December 31, 2025, we generated revenue of $92.2 million as compared to $92.6 million during the year ended December 31, 2024. Our Software Products & Services revenue was $65.8 million and $61.1 million during the years ended December 31, 2025 and 2024, respectively, and represented 71.4% and 65.9% of our consolidated revenue during the years ended December 31, 2025 and 2024, respectively. Our Managed Services revenue was $26.4 million and $31.6 million during the years ended December 31, 2025 and 2024, respectively, and represented 28.6% and 34.1% of our consolidated revenue in the years ended December 31, 2025 and 2024, respectively. No customers accounted for 10% or more of the Company’s revenue for the years ended December 31, 2025 and 2024, respectively.
Recent Developments
October 2025 Registered Direct Offering
On October 17, 2025, we issued and sold an aggregate of 12,864,494 shares of common stock at a price of $5.83 per share to certain institutional and accredited investors in a registered direct offering. The aggregate net proceeds were approximately $70.2 million, after deducting estimated offering expenses.
November 2025 Convertible Note Repurchase
On November 6, 2025, we entered into separate, privately negotiated transactions with certain holders of our Convertible Notes to repurchase (the “Repurchases”) approximately 50% of the outstanding Convertible Notes or approximately $45.7 million aggregate principal amount of the Convertibles Notes, comprising a combination of (i) approximately $39.0 million in cash and (ii) the issuance of 625,000 shares of our common stock, par value $0.001 per share. The Repurchases closed on November 12, 2025. Following the closing of the Repurchases, we cancelled the repurchased Convertible Notes and, after such cancellation of repurchased Convertible Notes, approximately $45.6 million aggregate principal amount of the Convertible Notes remained outstanding.
November 2025 Term Loan Repayment
On November 12, 2025, we repaid in full all outstanding amounts under the Term Loan for an aggregate amount of $36.7 million in cash. The repayment amount reflects the outstanding principal amount of loans under the Term Loan of $31.8 million, together with accrued and unpaid interest thereon of $0.5 million, and a prepayment premium equal to 14% of such principal amount. Following such repayment, our obligations under the Term Loan have been terminated.

Opportunities, Challenges and Risks
We are a leader in AI-based Software Products & Services. Our proprietary AI operating system, aiWARE, uses machine learning algorithms, or AI models, together with a suite of powerful applications, to reveal valuable insights from vast amounts of structured and unstructured data. Historically, we have derived a large portion of our Software Product & Services revenue from applications we internally developed from our aiWARE platform and actively sold across various customers. Beginning in mid-fiscal year 2022, macroeconomic and geopolitical factors, including lingering economic disruption caused by international conflicts, financial instability, inflation and the responses by central banking authorities to control inflation, monetary supply shifts, high interest rates, the imposition of tariffs, trade tensions, and global trade disputes, and the threat of recession in the United States and around the world on our business and our existing and potential customers, negatively impacted parts of our consumption-based operations and financial results. For example, business operations at our Herzliya, Israel office location where we perform development work on our Talent Acquisition solutions, have been, and may continue to be, impacted by the Israel-Hamas and Iran conflicts. In addition, our Talent Acquisition solutions are sold to businesses whose financial conditions fluctuate based on general economic and business conditions, particularly the overall demand for labor and the economic health of current and prospective employers. As a result, our Software Products & Services revenue decreased from $84.8 million during the year ended December 31, 2022 to $68.4 million during the year ended December 31, 2023, and decreased further to $61.1 million during the year ended December 31, 2024. While these economic and geopolitical factors have persisted throughout 2025, including instability caused by tariffs, our Software Products & Services revenue of $65.8 million for the year ended December 31, 2025 increased 7.8% as compared to the corresponding prior-year period.

Beginning in 2023, we enacted significant cost reductions during fiscal years 2023, 2024, and 2025. In January 2023, we announced our plans to reduce costs through the optimization of our operational structure. In February 2024, we announced additional cost reduction and restructuring initiatives, the result of which was a reduction in our global workforce of approximately 13% during fiscal 2024. From January 1, 2023 through December 31, 2024, we reduced our global workforce by approximately 19%. In June 2025, we announced further cost reduction initiatives of up to $10.0 million, approximately 80%, or $8.0 million of which have been achieved as of December 31, 2025. As of December 31, 2025, we have achieved an aggregate of over $50.0 million of net annualized strategic cost reductions since January 1, 2023 as a result of our organizational restructuring and realignment efforts. In fiscal year 2026, we plan to keep our operating expenses relatively flat as compared to fiscal year 2025, which will be driven in part by planned cost reductions across our operating structure, offset by planned increases in our research and development operating expenses, largely to support efforts around near-and long-term revenue growth in VDR and the Public Sector.
As of December 31, 2025, our total Software Products & Services customers declined to 2,978, which was a decrease of 8.0% as compared to December 31, 2024. This change was largely driven by fewer consumption-based customers across Talent Acquisition and the continuing impact of sunsetting legacy Career Builder customers from our June 2023 acquisition of Broadbean. In addition, smaller hiring agency customers experienced a drop in hiring as a result of the challenging macroeconomic environment, which contributed to the decrease in Software Products & Services customers, but did not have a significant impact on our financial results for the year ended December 31, 2025 and 2024, respectively. In the first half of 2026 and until we see an improved macroeconomic environment, we expect to experience a similar decline in smaller hiring agency customers across Talent Acquisition. To continue our effort to grow our customer base and overall revenue, we continue to invest aggressively in existing customers and acquiring new customers.
We believe our Software Products & Services will extend the capabilities of many third-party software platforms and products that are widely used today. For example, we believe that, when integrated with aiWARE, our Talent Acquisition customers will have greater visibility and transparency in their hiring processes. Further, with iDEMS and VDR products, we now offer a suite of aiWARE applications to address the growing problem of unstructured digital data management faced by commercial, public safety, and federal government sectors today. A substantial portion of our growth in 2025 has come from our iDEMS and VDR solutions. In June 2025, we announced a partnership with the US Air Force Office of Special Investigations (“OSI”), an investigative division within the US Department of Defense (“DOD”). The partnership with OSI is in the early stages of deploying our iDEMS solutions across the investigative divisions within the DOD. Through February 2026, our VDR sales pipeline increased to over $50.0 million, as compared to approximately $20.0 million in August 2025 and $40.0 million in October 2025. As of the first quarter of 2026, we are now under contract with several leading hyperscalers for the deployment of our VDR solution. Our Public Sector pipeline has also increased to $220 million as of December 31, 2025, which we believe reflects accelerating demand for our AI-driven solutions and our reputation as a trusted technology partner to government agencies. See “About Our Sales Pipelines” below for more information. As a result, during the year ended December 31, 2025, our Software Products Services revenue, excluding our Talent Acquisition platform, grew over 45% when compared to the same period in 2024 led principally by our iDEMS and VDR initiatives. In addition, we announced in the second quarter of 2024 that we achieved Amazon Web Services (“AWS”) Advanced Tier Services status, advancing the deployment of our AI solutions and capabilities across the AWS platform, and we have historically integrated aiWARE across many platforms, including Alteryx, Snowflake and the NVIDIA® CUDA® GPU-based platform, enabling dramatic increases in aiWARE’s processing speed and providing a wide range of new use cases for our technology. We are in the process of developing and marketing more specific use cases for these and future integrations, which we believe will open new markets for our products and accelerate our long-term revenue growth opportunities.
We believe our operating results and performance are, and will continue to be, driven by various factors that affect our industry. Our ability to attract, grow and retain customers for our aiWARE platform is highly sensitive to rapidly changing technology and is dependent on our ability to maintain the attractiveness of our platform, content and services to our customers. Our near-term growth opportunities across our Software Products & Services include VDR and the expansion of our iDEMS platform across our Public Sector. Our future revenue and operating growth will rely heavily on our ability to grow and retain our Software Products & Services customer base, continue to develop and deploy quality and innovative AI-driven applications and enterprise-level offerings, provide unique and attractive content and related services to our customers, continue to grow in newer markets such as Public Sector and our VDR opportunity, expand aiWARE into larger and more expansive enterprise engagements and manage our corporate overhead costs. While we believe we will be successful in these endeavors, we cannot guarantee that we will succeed in generating substantial long term operating growth and profitability.

Prior to 2024, we pursued an opportunistic strategy of acquiring companies to help accelerate our organic growth. Our acquisition strategy was threefold: (i) to increase the scale of our business in markets we serve, (ii) to accelerate growth in new markets and product categories, including expanding our existing engineering and sales resources, and (iii) to accelerate the adoption of aiWARE as the universal AI operating system through venture or market-driven opportunities. To accelerate and expand our growth opportunities in VDR and the Public Sector, we may pursue this strategy of acquiring companies in fiscal 2026 and beyond. While we believe there are strategic acquisition targets that can accelerate our entry into and expand our existing market share in key strategic markets, as well as our ability to grow our business, there is no certainty our historical or future acquisitions will achieve these objectives.
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
For the year ended December 31, 2025, our total revenues were $92.2 million, as compared to $92.6 million for the year ended December 31, 2024, a decrease of 0.5% over the prior-year period, driven by an increase in Software Products & Services revenue from iDEMs and VDR revenues, offset by a decrease in Managed Services revenue primarily due to lower revenue from representation services, in each case, compared to the prior year period. Our gross profit for the year ended December 31, 2025 was $57.5 million, as compared to $61.7 million for the year ended December 31, 2024, a decrease of 6.8%, driven by an increase in lower gross margin revenue, including VDR revenue compared to the prior year period. For the year ended December 31, 2025, our non-GAAP gross profit (calculated as described in “Non-GAAP Financial Measures” below) decreased to $62.6 million, as compared to $65.4 million for the year ended December 31, 2024, driven by an increase in lower gross margin revenue, including VDR revenue compared to the prior year period. Gross profit and non-GAAP gross profit are dependent upon our ability to grow our revenue by expanding our customer base and increasing business with existing customers, and to manage our costs by negotiating favorable economic terms with cloud computing providers such as AWS and Microsoft Azure. While we are focused on continuing to improve our gross profit and non-GAAP gross profit, our ability to attract and retain customers to grow our revenue will be highly dependent on our ability to implement and continually improve upon our technology and services and improve our technology infrastructure and operations as we experience increased network capacity constraints due to our growth.
During the year ended December 31, 2025, we reported a net loss of $111.7 million, as compared to $37.4 million during the year ended December 31, 2024. During the year ended December 31, 2025, we reported a non-GAAP net loss (calculated as described in “Non-GAAP Financial Measures” below) of $40.7 million, as compared to $30.7 million during the year ended December 31, 2024. To continue to grow our revenue, we will continue to make targeted investments in people, namely software engineers and sales personnel. However, considering the challenging macro-economic environment since 2022, we have made significant cost reductions to our operating structure to better streamline our business and prioritize investments that drive our growth. These cost reduction initiatives began in the latter half of 2022 and will continue into 2026, and included reductions in workforce and certain legacy operating costs, as well as the sale of our energy solutions group. As a result of these initiatives, we believe we will be able to accelerate our pathway toward long term profitability.

About Our Sales Pipelines
Our VDR and Public Sector sales pipelines represent revenue we expect to receive from contracts related to our VDR solutions and with our Public Sector customers, respectively, in each case based on the total fees payable during the full contract term for contracts that we believe have a high probability of closing in the next three to twelve months. We include in our VDR and Public Sector sales pipelines fees payable during any cancellable portion and an estimate of license fees that may fluctuate over the term and we do not include any variable fees under the contract (e.g., fees for cognitive processing, storage, professional services and other variable services) and any fees payable after contract renewals or extensions that are at the discretion of our customer. Many of our contracts require us to provide services over more than one year and may include professional fees required to enable our technology in certain environments we do not host or have direct control over. In some cases, our customers may have the ability to terminate our agreements on short notice and our VDR and Public Sector sales pipelines do not consider the potential impact of any early termination. No assurance can be given that we will ultimately realize our full VDR and Public Sector sales pipelines.
Non-GAAP Financial Measures and Key Performance Indicators
In evaluating our cash flows and financial performance, we use certain non-GAAP financial measures, including non-GAAP net income (loss), non-GAAP net income (loss) from continuing operations, non-GAAP net income (loss) from discontinued operations, non-GAAP gross profit, and non-GAAP gross margin. We also provide certain key performance indicators (“KPIs”), including Total Software Products & Services Customers, Annual Recurring Revenue (SaaS), Annual Recurring Revenue (Consumption), Annual Recurring Revenue (Total)Total New Bookings and Gross Revenue Retention.
Non-GAAP net income (loss) is calculated as our net income (loss) adjusted to exclude net income from discontinued operations, net of income taxes, interest expense, net, income taxes, depreciation and amortization, stock-based compensation, change in fair value of earnout receivable, contingent purchase compensation expense, foreign currency impact and other, acquisition and due diligence costs, (gain) loss on asset disposition, variable consultant performance bonus expense, severance and executive transition costs, loss on debt extinguishment, lender consent fees, and non-GAAP net income from discontinued operations. Non-GAAP net income (loss) from continuing operations is calculated as our net loss from continuing operations adjusted to exclude net income from discontinued operations, net of income taxes, interest expense, net, income taxes, depreciation and amortization, stock-based compensation, change in fair value of earnout receivable, contingent purchase compensation expense, foreign currency impact and other, acquisition and due diligence costs, (gain) loss on asset disposition, variable consultant performance bonus expense, severance and executive transition costs, loss on debt extinguishment and lender consent fees. Non-GAAP net income (loss) from discontinued operations is calculated as our net income from discontinued operations adjusted to exclude interest expense, net, income taxes, depreciation and amortization, stock-based compensation, gain on sale, and severance and executive transition costs.
Non-GAAP gross profit is calculated as gross profit with adjustments to add back depreciation and amortization related to cost of revenue. Non-GAAP gross margin is defined as non-GAAP gross profit divided by revenue.
We present non-GAAP net income (loss), non-GAAP net income (loss) from continuing operations, non-GAAP net income (loss) from discontinued operations, non-GAAP gross profit, and non-GAAP gross margin because management believes such information to be important supplemental measures of performance that are commonly used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. Management also uses this information internally for forecasting, budgeting and measuring annual bonus compensation targets for our executive personnel, including our named executive officers. Our non-GAAP net income (loss) provides our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations, as it eliminates the effect of items that are often unrelated to overall operating performance. Our non-GAAP gross profit and non-GAAP gross margin allow investors and our management team to analyze our operating performance by excluding expenses that are not directly related to the cost of providing goods and services.
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

The following table provides a reconciliation of net loss to non-GAAP net loss:

	Year Ended
	December 31, 2025	December 31, 2024
Net income (loss)	$(111,732)	$(37,384)
Net income (loss) from discontinued operations, net of income taxes	—	(58,948)
Interest expense, net	10,224	12,071
Income taxes	(228)	(3,861)
Depreciation and amortization	27,174	28,510
Stock-based compensation expense	6,686	7,705
Change in fair value of earnout receivable	7,667	(1,357)
Contingent purchase compensation expense	500	1,619
Foreign currency impact and other	(126)	1,103
Acquisition and due diligence costs	3,086	4,090
(Gain) Loss on asset disposition	—	170
Variable consultant performance bonus expense (1)	—	64
Severance and executive transition costs	2,028	5,374
Gain on troubled debt restructuring	(1,448)	—
Loss on debt extinguishment	14,443	—
Lender consent fees	1,039	—
Non-GAAP net loss from continuing operations	(40,687)	(40,844)
Non-GAAP net income from discontinued operations(2)	—	10,170
Non-GAAP net loss	$(40,687)	$(30,674)

(1)Variable consultant performance bonus expense represents the bonus payments paid to Mr. Chad Steelberg as a result of his achievement of the performance goals pursuant to his consulting agreement with us.
(2)A reconciliation of non-GAAP net income from discontinued operations to GAAP net income from discontinued operations for the year ended December 31, 2024 is set forth in the table below.

Year Ended
December 31, 2024
Net income (loss) from discontinued operations, net of income taxes	$58,948
Interest expense, net	16,941
Income taxes	76
Depreciation and amortization	260
Stock-based compensation expense	422
Gain on sale	(66,533)
Severance and executive transition costs	56
Non-GAAP net income (loss) from discontinued operations	$10,170

The following table provides a reconciliation of GAAP gross profit to Non-GAAP gross profit and GAAP gross margin to Non-GAAP gross margin:

	Year Ended
	December 31, 2025	December 31, 2024
Revenue	$92,192	$92,637
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	29,608	27,254
Depreciation and amortization related to cost of revenue	5,085	3,669
GAAP gross profit	57,499	61,714
Depreciation and amortization related to cost of revenue	5,085	3,669
Non-GAAP gross profit	$62,584	$65,383
GAAP gross margin	62.4%	66.6%
Non-GAAP gross margin	67.9%	70.6%
GAAP gross profit of $57.5 million for the year ended December 31, 2025 decreased $4.2 million, or 6.8%, as compared to the same period in 2024 largely due to an increase in lower gross margin revenue, including VDR revenue. GAAP gross margin of 62.4% for the year ended December 31, 2025 decreased 425 basis points as compared to the same period in 2024 as a result of year-over-year increases in lower gross margin revenue from consumption-based revenue including VDR revenue.
Non-GAAP gross profit of $62.6 million for the year ended December 31, 2025 decreased $2.8 million, or 4.3%, as compared to the same period in 2024 due to the increase in lower gross margin revenue, including VDR revenue. Non-GAAP gross margin of 67.9% for the year ended December 31, 2025 decreased 270 basis points as compared to the same period in 2024 as year over year increases in lower gross margin revenue from consumption-based revenue, including VDR revenue.
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

	Quarter Ended
	December 31, 2024	March 31, 2025	June 30, 2025	September 30, 2025	December 31, 2025
Total Software Products & Services Customers(1)	3,237	3,156	3,066	3,021	2,978
Annual Recurring Revenue (SaaS) (in 000's)(2)	$47,549	$47,494	$50,910	$50,010	$46,499
Annual Recurring Revenue (Consumption) (in 000's)(3)	$11,245	$11,223	$10,957	$13,930	$16,207
Annual Recurring Revenue (in 000's)(4)	$58,794	$58,717	$61,867	$63,940	$62,706
Total New Bookings (in 000's)(5)	$13,228	$15,835	$14,965	$19,042	$16,654
Gross Revenue Retention(6)	> 90%	> 90%	> 90%	> 90%	> 90%

(1)“Total Software Products & Services Customers” includes Software Products & Services customers as of the end of each respective quarter set forth above with net revenues in excess of $10 during the last month of the quarter and also excludes any customers categorized by us as trial or pilot status. Management uses Total Software Products & Services Customers and we believe Total Software Products & Services Customers is useful to investors because it more accurately reflects our total customers for our Software Products & Services.
(2)“Annual Recurring Revenue (SaaS)” represents an annualized calculation of monthly recurring subscription-based SaaS revenue during the last month of the applicable quarter for all Total Software Products & Services customers. Management uses “Annual Recurring Revenue (SaaS)” and we believe Annual Recurring Revenue (SaaS) is useful to investors because it provides annualized recurring subscription-based SaaS revenue based on the last month of the applicable quarter, which provides revenue based on subscriptions in the most recent month of the applicable period, from Total Software Products & Services Customers, which as noted above, excludes customers with insignificant revenue and customers on trial or pilot status. We also believe the split between subscription-based SaaS revenue and consumption-based revenue allows us to delineate between predictable recurring SaaS revenues and more volatile consumption-based revenues, including VDR.
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
(4)“Annual Recurring Revenue” represents the sum of “Annual Recurring Revenue (SaaS)” and “Annual Recurring Revenue (Consumption).” Management uses “Annual Recurring Revenue” and we believe Annual Recurring Revenue is useful to investors because Broadbean significantly increases our mix of subscription-based SaaS revenues as compared to consumption-based revenues and the split between the two allows us to delineate between predictable recurring SaaS revenues and more volatile consumption-based revenues, including VDR.
(5)“Total New Bookings” represents the total fees payable during the full contract term for new contracts received in the quarter (including fees payable during any cancellable portion and an estimate of license fees that may fluctuate over the term), excluding any variable fees under the contract (e.g., fees for cognitive processing, storage, professional services and other variable services).
(6)“Gross Revenue Retention” represents a calculation of our dollar-based gross revenue retention rate as of the period end by starting with the revenue from Software Products & Services Customers as of the three months in the prior year quarter to such period, or Prior Year Quarter Revenue. We then deduct from the Prior Year Quarter Revenue any revenue from Software Products & Services Customers who are no longer customers as of the current period end, or Current Period Ending Software Customer Revenue. We then divide the total Current Period Ending Software Customer Revenue by the total Prior Year Quarter Revenue to arrive at our dollar-based gross retention rate, which is the percentage of revenue from all Software Products & Services Customers from our Software Products & Services as of the year prior that is not lost to customer churn.
Net Loss Carryforwards

As of December 31, 2025, we had U.S. federal, state and foreign NOLs totaling approximately $195.1 million, $173.3 million and $40.0 million, respectively. The U.S. federal and state NOLs are projected to expire beginning in 2037 and 2030, respectively, unless previously utilized. The U.S. federal NOLs generated in tax years beginning on or after January 1, 2018 may be carried forward indefinitely, subject to an 80% taxable income limitation on the utilization of the NOLs. The foreign NOLs can be carried forward indefinitely.

In addition, our U.S. federal NOLs may be subject to limitations under Section 382 of the Code, if we have undergone or undergo an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in our equity ownership by certain stockholders over a rolling three-year period. Our existing NOLs may be subject to limitations arising from previous ownership changes, and our ability to utilize NOLs could be further limited by Section 382 of the Code. In addition, future changes in our stock ownership, some of which may be outside of our control, could result in an ownership change under Section 382 of the Code. The amount of such limitations, if any, has not been determined. Our NOLs may also be impaired or restricted under state law. For example, California enacted legislation that, with certain exceptions, suspends the ability to use California NOLs to offset California income and limits the ability to use California business tax credits to offset California taxes, for taxable years beginning on or after January 1, 2024, and before January 1, 2027. Such state tax law provisions could accelerate or permanently increase state taxes owed.
There is also a risk that due to other future regulatory changes, such as suspensions on the use of NOLs in other jurisdictions, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs, even if we attain profitability.
Results of Operations
The following tables set forth our results of operations for the year ended December 31, 2025 and 2024, in dollars and as a percentage of our revenue for those periods. The period-to-period comparisons of our historical results are not necessarily indicative of the results that may be expected in the future.

	Year Ended
	December 31, 2025	December 31, 2024
Revenue	$92,192	$92,637
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	29,608	27,254
Sales and marketing	42,689	39,837
Research and development	20,711	26,817
General and administrative	53,264	58,425
Depreciation and amortization	27,174	28,510
Total operating expenses	173,446	180,843
Operating loss	(81,254)	(88,206)
Interest expense, net	10,224	12,071
Gain on troubled debt restructuring	(1,448)	—
Loss on debt extinguishment	14,443	—
Other expense (income), net	7,487	(84)
Loss from continuing operations before income taxes	(111,960)	(100,193)
Benefit from income taxes	(228)	(3,861)
Net loss from continuing operations	(111,732)	(96,332)
Net income from discontinued operations, net of income taxes (inclusive of gain on sale of $66,553 for the year ended December 31, 2024)	—	58,948
Net loss	$(111,732)	$(37,384)

	Year Ended
	December 31, 2025	December 31, 2024
Revenue	100.0%	100.0%
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	32.1%	29.4%
Sales and marketing	46.3%	43.0%
Research and development	22.5%	28.9%
General and administrative	57.8%	63.1%
Depreciation and amortization	29.5%	30.8%
Total operating expenses	188.1%	195.2%
Operating loss	(88.1)%	(95.2)%
Interest expense, net	11.1%	13.0%
Gain on troubled debt restructuring	(1.6)%	—%
Loss on debt extinguishment	15.7%	—%
Other expense (income), net	8.1%	(0.1)%
Loss from continuing operations before income taxes	(121.4)%	(108.2)%
Benefit from income taxes	(0.2)%	(4.2)%
Net loss from continuing operations	(121.2)%	(104.0)%
Net income from discontinued operations, net of income taxes (inclusive of gain on sale of $66,553 for the year ended December 31, 2024)	—%	63.6%
Net loss	(121.2)%	(40.4)%
Comparison of the Year Ended December 31, 2025 and 2024
Revenue
Software Products & Services consists of revenues generated from our aiWARE platform, including our VDR product, and Talent Acquisition solutions, any related support and maintenance services, and any related professional services associated with the deployment and/or implementation of such solutions.
Managed Services consists of revenues generated from content licensing customers, representation services, and, to a lesser extent, from advertising customers and related services.

	Year Ended
	December 31, 2025	December 31, 2024
Software Products & Services	$65,819	$61,068

Managed Services:
Representation Services	6,800	12,550
Licensing	19,573	19,019
Total Managed Services	26,373	31,569

Total revenue	$92,192	$92,637

Software Products & Services revenue increased $4.8 million, or 7.8%, from $61.1 million for the year ended December 31, 2024 to $65.8 million for the year ended December 31, 2025. The $4.8 million increase was primarily due to an increase in VDR revenue, partially offset by a decline in consumption-based revenue across Talent Acquisition.

Managed Services revenue decreased $5.2 million, or 16.5%, from $31.6 million for the year ended December 31, 2024 to $26.4 million for the year ended December 31, 2025. The $5.2 million decrease was driven by a $5.8 million decrease in representation services including our VeriAds services and live event services as a result of the more challenging macro environment offset by growth of $0.6 million from our licensing revenue customers.
Cost of Revenue (Exclusive of Depreciation and Amortization)
Cost of revenue, exclusive of depreciation and amortization, increased $2.4 million, or approximately 8.6%, from $27.3 million for the year ended December 31, 2024 to $29.6 million for the year ended December 31, 2025. Cost of revenue, exclusive of depreciation and amortization, as a percentage of revenue increased from 29.4% for the year ended December 31, 2024 to 32.1% for the year ended December 31, 2025.
The $2.4 million increase was primarily due to an increase in lower margin revenue, including VDR revenue. Software Products & Services products accounted for 71.4% of revenues for the year ended December 31, 2025 as compared to 65.9% for the same period in 2024.
Sales and Marketing
Sales and marketing expenses increased $2.9 million, or approximately 7.2%, from $39.8 million for the year ended December 31, 2024 to $42.7 million for the year ended December 31, 2025. Sales and marketing expenses as a percentage of revenue increased from 43.0% for the year ended December 31, 2024 to 46.3% for the year ended December 31, 2025.
The $2.9 million increase was primarily due to increases in personnel-related costs and outside services.
Research and Development
Research and development expenses decreased $6.1 million, or approximately 22.8%, from $26.8 million for the year ended December 31, 2024 to $20.7 million for the year ended December 31, 2025. Research and development expenses as a percentage of revenue decreased from 28.9% for the year ended December 31, 2024 to 22.5% for the year ended December 31, 2025.
The $6.1 million decrease was primarily due to decreases in personnel-related costs resulting from various cost reduction initiatives enacted throughout fiscal year 2024 and 2025, capitalized internal-use software costs, and outside consulting services.
General and Administrative
General and administrative expenses decreased $5.2 million, or approximately 8.8%, from $58.4 million for the year ended December 31, 2024 to $53.3 million for the year ended December 31, 2025. General and administrative expenses as a percentage of revenue decreased from 63.1% for the year ended December 31, 2024 to 57.8% for the year ended December 31, 2025.
The $5.2 million decrease was primarily due to decreases in personnel-related costs resulting from various cost reduction initiatives enacted throughout fiscal year 2024 and 2025 and contingent purchase compensation expense.
Depreciation and Amortization
Depreciation and amortization expenses decreased $1.3 million, or approximately 4.7%, from $28.5 million for the year ended December 31, 2024 to $27.2 million for the year ended December 31, 2025. Depreciation and amortization expenses as a percentage of revenue decreased from 30.8% for the year ended December 31, 2024 to 29.5% for the year ended December 31, 2025.
The $1.3 million decrease was primarily due to an increase in fully depreciated assets.

Interest Expense, Net

Interest expense, net decreased $1.8 million, or approximately 15.3%, from $12.1 million for the year ended December 31, 2024 to $10.2 million for the year ended December 31, 2025. Interest expense, net as a percentage of revenue decreased from 13.0% for the year ended December 31, 2024 to 11.1% for the year ended December 31, 2025.
The $1.8 million decrease was primarily due to a decrease in interest expense as a result of the repayment of the Term Loan along with the partial repurchase of our Convertible Notes and an increase in interest income.
Gain on Troubled Debt Restructuring
The gain on troubled debt restructuring of $1.4 million for the year ended December 31, 2025 represented a gain attributed to the pay down of our convertible debt due November 2026. There was no gain on troubled debt restructuring for the year ended December 31, 2024.
Loss on Extinguishment of Debt
The loss on extinguishment of debt of $14.4 million for the year ended December 31, 2025 represented a loss of $14.4 million as a result of the pay off of our Term Loan. There was no loss on extinguishment of debt for the year ended December 31, 2024.
Other Expense (Income), Net
Other expense (income), net changed $7.6 million, from $(0.1) million of other income for the year ended December 31, 2024 to $7.5 million of other expense, net for the year ended December 31, 2025, primarily driven by a $7.7 million loss on revaluation of earnout attributed to the Veritone One sale offset by $0.2 million of foreign currency impact. The $(0.1) million of other (income), net for the year ended December 31, 2024 primarily consisted of foreign currency impact.

Benefit From Income Taxes
Benefit from income taxes of $(0.2) million for the year ended December 31, 2025 represented a change of $3.7 million compared to a benefit from income taxes of $(3.9) million for the year ended December 31, 2024. The change was largely driven by credits earned on foreign taxes and tax credits achieved during the year ended December 31, 2025.
Net Income From Discontinued Operations
On October 17, 2024, we completed the Divestiture. The Divestiture was strategic, primarily allowing us to focus on our AI solutions, and secondarily improving our financial liquidity with the net proceeds from the Divestiture. During the third quarter of 2024, we determined that Veritone One met the criteria to be classified as discontinued operations. As a result, the historical financial results of Veritone One are reflected in our consolidated financial statements herein as discontinued operations and, as such, have been excluded from continuing operations for all periods presented on a retrospective basis, unless otherwise stated. See Note 4, Discontinued Operations, Business Combinations, and Divestiture, included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
Net income from discontinued operations for the year ended December 31, 2024 primarily consisted of revenue of $24.4 million, offset by cost of revenue of $0.7 million, other operating expenses of $14.2 million, net of interest expense primarily due to the repayment of our Term Loan as a result of the Divestiture of $16.9 million, and a gain on sale of $66.5 million.
Liquidity, Capital Resources and Going Concern
We have historically generated negative cash flows from operations and have primarily financed our operations through the sale of equity securities and debt.

Pursuant to the requirements of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements—Going Concern, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern for one year from the date these financial statements are issued. This evaluation does not take into consideration the potential mitigating effect of management's plans that have not been fully implemented or are not within our control as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about our ability to continue as a going concern. The mitigating effect of management's plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued.
As of December 31, 2025, we had cash and cash equivalents of approximately $27.4 million, working capital deficit of $29.9 million and accounts receivable, net of $36.8 million, and the amount outstanding under our debt obligations was $45.3 million, net of unamortized discount cost, all of which related to the Convertible Notes. Additionally, for the year ended December 31, 2025, net loss was $111.7 million and net cash used in operating activities was $53.2 million. Our ability to continue as a going concern is dependent on our ability to generate significant cash flows, obtain sufficient proceeds from any future offerings of securities, and/or obtain alternative financing prior to the maturity of the Convertible Notes in November 2026. We expect operating losses to continue in the foreseeable future as we continue to invest in growing our business. To alleviate these conditions, management is actively engaged in discussions to obtain alternative financing prior to the maturity of the Convertible Notes in November 2026. However, there can be no assurance that we will be able to obtain alternative financing as it is ultimately outside of our control.
Due to our projected cash needs (which includes amounts that will become due under the Convertible Notes upon their maturity in November 2026) combined with our current liquidity level and history of net losses and cash used to fund operating activities, there is substantial doubt regarding our ability to continue as a going concern for a period of at least one year from the date of issuance of these consolidated financial statements.
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

See Note 5, Debt, and Note 11, Stockholders Equity, to the Consolidated Financial Statements included in Part I, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for more information regarding our Convertible Notes, equity offerings, the repayment of our Term Loan and the repurchase of our Convertible Notes.

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Year Ended
	December 31, 2025	December 31, 2024
Net cash used in operating activities from continuing operations	$(53,205)	$(59,307)
Net cash used in investing activities from continuing operations	(4,978)	(1,448)
Net cash provided by (used in) financing activities from continuing operations	69,424	(34,011)
Effect of exchange rates on cash, cash equivalents, and restricted cash	(844)	405
Net change in cash, cash equivalents, and restricted cash from continuing operations	$10,397	$(94,361)
Changes in Cash Flows from Continuing Operating Activities
Net cash used in continuing operating activities was $53.2 million for the year ended December 31, 2025, a decrease of $6.1 million from $59.3 million for the year ended December 31, 2024. The decrease was primarily due to a $19.7 million favorable change in non-cash items, a $1.8 million favorable change in operating assets and liabilities, partially offset by a $74.3 million increase in net loss from continued operations disclosed within our consolidated statement of cash flows offset by a decrease in net loss from discontinued operations of $58.9 million. Changes in non-cash and reconciling items increased $19.7 million, primarily driven by an increase of $14.4 million attributed to our loss on debt extinguishment, offset by a gain of $3.5 million on troubled debt restructuring and an increase of $9.0 million in our change in fair value of earnout receivable. The remaining change of $1.3 million can be attributed to increases attributed to deferred income taxes, non-cash interest and carrying amount of our leases offset by changes in depreciation and amortization, stock-based compensation and provision for credit losses. The $1.8 million of unfavorable changes in operating assets and liabilities was primarily driven by unfavorable changes in accounts receivable, accrued expenses and other current and non-current liabilities, partially offset by favorable changes in prepaids and other assets, other assets, accounts payable and deferred revenue.
Changes in Cash Flows from Continuing Investing Activities
Net cash used in continuing investing activities was $5.0 million for the year ended December 31, 2025, an increase of $3.6 million from $1.4 million for the year ended December 31, 2024. The increase was primarily due to a $4.7 million decrease in proceeds from the sale of investments of $1.8 million and $2.9 million, net of cash divested attributed to the sale of Veritone One in the prior year offset by a decrease of $1.1 million in the purchase of fixed assets.
Changes in Cash Flows from Continuing Financing Activities
Net cash provided by continuing financing activities was $69.4 million for the year ended December 31, 2025, a decrease of $103.4 million as compared to net cash used in continuing financing activities of $34.0 million for the year ended December 31, 2024. The increase was primarily due to a $150.2 million increase in proceeds from issuance of common stock and an increase of $1.8 million of deferred consideration payments that were made in the prior year, offset by an increase of $43.5 million due to the repayment of our Term Loan and repurchase of our Convertible Notes and an increase of $5.4 million for debt issuance cost and prepayment penalties made on our Term Loan and convertible Notes during the year ended December 31, 2025.
Contractual Obligations and Known Future Cash Requirements
For a further discussion on our long-term debt and operating lease commitments as of December 31, 2025, see the sections above as well as Note 5, Debt, and Note 10, Leases, Commitments, and Contingencies, to the consolidated financial statements included in Part I, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
As of December 31, 2025, we have no other present agreements or commitments with respect to any material acquisitions of businesses or technologies or any other material capital expenditures.

As of December 31, 2025, we have recorded $2.5 million of gross liability for uncertain tax positions, including interest and penalties. Based upon the information available and possible outcomes, we cannot reasonably estimate the amount and period in which the liability might be paid.
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
Management evaluated the development and selection of its critical accounting policies and estimates and believes that the following involve a higher degree of judgment or complexity and are most significant to reporting our results of operations and financial position and are therefore discussed as critical. The following critical accounting policies reflect the significant estimates and judgments used in the preparation of our consolidated financial statements. With respect to critical accounting policies, even a relatively minor variance between expected and actual experience can potentially have a materially favorable or unfavorable impact on subsequent results of operations. More information on these critical accounting policies and our significant accounting policies can be found in Note 3, Significant Accounting Policies, to the Consolidated Financial Statements included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
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
On May 31, 2025, we performed our annual goodwill impairment assessment. We determined that an indicator of impairment was present driven by a sustained decrease in our stock price, and as a result, we performed a quantitative goodwill impairment assessment as of May 31, 2025 using the enterprise approach, which estimates fair value based on the overall value of the business, including debt, and determined that goodwill was not impaired, as the estimated fair value of our single reporting unit exceeded its carrying value.
As of June 30, 2025, we performed an updated analysis using a market approach, which estimates fair value based on our market capitalization and an estimate of a reasonable range of values of a control premium. We determined that goodwill was not impaired, as the estimated fair value of our reporting unit exceeded its carrying value. Additionally, as of May 31, 2025 and June 30, 2025, we performed a quantitative analysis of the recoverability of each of our asset groups. The result of the analyses was that the assets were not impaired, as the expected undiscounted cash flows exceeded the carrying value for each asset group.
No impairment of goodwill or long-lived assets was recorded for the years ended December 31, 2025 and 2024.
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
We assess the likelihood that the deferred tax assets will be recovered from future taxable income and, if recovery is not more likely than not, we establish a valuation allowance to reduce the deferred tax assets to the amounts that are more-likely-than-not to be realized. Realization of the deferred tax assets is dependent on various factors such as our ability to generate sufficient taxable income in future years. Based on management’s assessment, we have recorded a valuation allowance in the amount of $117.7 million as of December 31, 2025.

On September 14, 2021, we acquired 100% of PandoLogic, Ltd. (“PandoLogic”), a company incorporated under the laws of the state of Israel. In connection with the acquisition of PandoLogic, a deferred tax liability was established for the future consequences attributable to differences between the financial statement carrying amounts of the acquired non-goodwill intangible assets and their respective tax basis. Of the goodwill recorded on the acquisition date, $1.9 is deductible for tax purposes.

On June 13, 2023, we acquired Broadbean (as defined below), a global leader of talent acquisition software-as-a-service technology, pursuant to a securities and asset purchase agreement whereby we acquired (i) 100% of the issued and outstanding share capital of (a) Broadbean Technology Pty Ltd I, (b) Broadbean Technology Limited, (c) Broadbean, Inc., and (d) CareerBuilder France S.A.R.L., and (ii) certain assets and liabilities related thereto (the foregoing clauses (i) and (ii) together, “Broadbean”). In connection with the acquisition of Broadbean, a deferred tax liability is established for the future consequences attributable to differences between the financial statement carrying amounts of the acquired non-goodwill intangible assets and their respective tax basis. Of the goodwill recorded on the acquisition date, $3.7 is deductible for tax purposes.
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
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.
As a smaller reporting company, we are not required to provide the information required by this Item.

Item 8.    Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Veritone, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Veritone, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Going concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has debt service obligations, negative working capital and has incurred historical negative cash flows and recurring losses. These conditions, along with other matters as set forth in Note 3, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical audit matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Consolidated financial statements - impact of internal control over financial reporting

As described in management’s annual report on internal control over financial reporting included at Item 9A. of Form 10-K for the year ended December 31, 2025, the Company reported material weaknesses related to the control environment, risk assessment, information and communication, and control activities related to information technology general controls (“ITGC”) and determining the appropriate accounting for non-routine revenue transactions (collectively “material weaknesses"). The prevention, detection, and correction of material misstatements of the consolidated financial statements, is dependent, in part, on management (i) designing and maintaining an effective control environment, including maintaining sufficient resources within the accounting and financial reporting department to review complex financial reporting transactions; and updating and distributing accounting policies and procedures across the organization (ii) designing and implementing effective information and communication process to identify and assess the source of and controls necessary to ensure the reliability of information used in financial reporting and that communicates relevant information about roles and responsibilities for internal control over financial reporting and (iii) designing and implementing effective process-level control activities and information technology general controls related to financial reporting processes. We identified the impact on our audit of the material weaknesses as a critical audit matter.

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

•We determined the nature and extent of audit procedures that are responsive to the identified material weaknesses and evaluated the evidence obtained from the procedures performed.
•We lowered the threshold used for investigating differences noted for recorded amounts.
•We selected larger sample sizes for tests of details.
•We substantively tested the accuracy and completeness of system-generated reports used in the audit and more extensively tested these reports.
•We increased the extent of supervision over the execution of audit procedures.

Revenue from contracts with customers involving non-cash consideration

As described in Note 3 to the financial statements, during the year ended December 31, 2025, the Company entered into revenue contracts in which software licenses were exchanged for non-cash consideration. The transaction price in these arrangements is determined based on the estimated fair value of non-cash consideration at contract inception, if readily determinable, or the stand-alone selling price of the software if the fair value of the non-cash consideration is not readily determinable. Determining the transaction price in these arrangements involves significant management judgment and estimation, particularly in the absence of readily observable market prices for the goods exchanged. We identified the transaction price of contracts with customers involving non-cash consideration as a critical audit matter.

The principal considerations for our determination that the transaction price of contracts with customers involving non-cash consideration is a critical audit matter included the following. Management’s determination of the transaction price using estimates of fair value or stand-alone selling price involved significant measurement uncertainty due to limited observable inputs for the assets and licenses exchanged. In addition, during the performance of our audit procedures, we identified certain misstatements in the transaction price initially determined by the Company and recognized as revenue. Although such misstatements were corrected by the Company and reflected in these consolidated financial statements, the identification of misstatements along with the other factors described contributed to our assessment of a significant risk of material misstatement associated with revenue transactions involving non-cash consideration and necessitated an increased extent of audit effort, including auditor subjectivity and judgement in applying audit procedures and evaluating the Company’s accounting for these transactions.

Our audit procedures related to the transaction price of revenue contracts with customers involving non-cash consideration included the following, among others.

•We evaluated the reasonableness of the methodology applied by the Company to determine the fair value or stand-alone selling price, including evaluating whether observable inputs were utilized in accordance with accounting principles generally accepted in the United States.
•We consulted with our national office regarding the accounting for the revenue transactions involving non-cash consideration
•We developed an independent expectation of the stand-alone selling price for selected transactions considering evidence of observable inputs and compared our expectation to the Company’s estimate.

•We evaluated the reasonableness of prospective financial information used in the fair value measurement of the transaction price by comparing forecasts to historical results and considering the impact of internal and external economic factors, as well as evaluating management’s intent and ability to carry out courses of action underpinning the prospective financial information.
•We conducted sensitivity analyses on key assumptions to assess the impact of estimation uncertainty associated with certain assumptions.
•We evaluated the consistency of the assumptions used in the measurement of the transaction price with evidence obtained in other areas of the audit.
•We evaluated the appropriateness of the Company’s adjustments that were recorded to correct the misstatements that were identified as a result of our audit procedures.
/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2018.
Phoenix, Arizona
April 15, 2026

VERITONE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amounts)

	December 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$27,426	$16,911
Accounts receivable, net	36,768	31,997
Prepaid expenses and other current assets	9,720	10,498
Total current assets	73,914	59,406
Property, equipment, and improvements, net	9,582	10,052
Intangible assets, net	38,639	59,500
Goodwill	54,256	53,110
Restricted cash	289	407
Other assets	5,600	15,585
Total assets	$182,280	$198,060
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,487	$11,023
Deferred revenue	12,290	12,056
Term Loan, current portion (Note 5)	—	7,750
Convertible notes, current portion (Note 5)	45,317	—
Accrued purchase compensation, current portion	1,500	1,200
Accrued expenses and other current liabilities	28,186	28,928
Total current liabilities	103,780	60,957
Convertible Notes (Note 5)	—	90,135
Term Loan, non-current portion (Note 5)	—	21,316
Accrued purchase compensation, non-current portion	—	900
Other non-current liabilities	10,376	11,300
Total liabilities	114,156	184,608
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.001 par value; 150,000 and 75,000 shares authorized as of December 31, 2025 and December 31, 2024, respectively; 92,627 and 40,218 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	93	41
Additional paid-in capital	645,962	480,477
Accumulated other comprehensive income	1,081	214
Accumulated deficit	(579,012)	(467,280)
Total stockholders’ equity	68,124	13,452
Total liabilities and stockholders’ equity	$182,280	$198,060
See the accompanying notes to consolidated financial statements.

VERITONE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share amounts)

	Year Ended
	December 31, 2025	December 31, 2024
Revenue	$92,192	$92,637
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	29,608	27,254
Sales and marketing	42,689	39,837
Research and development	20,711	26,817
General and administrative	53,264	58,425
Depreciation and amortization	27,174	28,510
Total operating expenses	173,446	180,843
Operating loss	(81,254)	(88,206)
Interest expense, net	10,224	12,071
Gain on troubled debt restructuring	(1,448)	—
Loss on debt extinguishment	14,443	—
Other expense (income), net	7,487	(84)
Loss from continuing operations before income taxes	(111,960)	(100,193)
Benefit from income taxes	(228)	(3,861)
Net loss from continuing operations	(111,732)	(96,332)
Net income from discontinued operations, net of income taxes (inclusive of gain on sale of $66,553 for the year ended December 31, 2024)	—	58,948
Net loss	$(111,732)	$(37,384)
Loss per share:
Loss per share from continuing operations, basic and diluted	$(1.76)	$(2.53)
Earnings per share from discontinued operations, basic and diluted	$—	$1.55
Loss per share, basic and diluted	$(1.76)	$(0.98)
Weighted-average common shares outstanding used in computing loss per share, basic and diluted	63,316	38,035
Comprehensive loss:
Net loss	$(111,732)	$(37,384)
Foreign currency translation gain, net of income taxes	867	224
Total comprehensive loss	$(110,865)	$(37,160)
See the accompanying notes to consolidated financial statements.

VERITONE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balance as of December 31, 2023	37,186	$38	$468,015	$(10)	$(429,896)	$38,147
Common stock issued under employee stock plans	1,318	1	554	—	—	555
Common stock withheld for employee taxes and other	(292)	—	(1,093)	—	—	(1,093)
Common stock issued in connection with warrant exercises	298	—	—	—	—	—
Common stock issued in connection with at-the-market offering, net of offering costs	1,708	2	4,499	—	—	4,501
Stock-based compensation	—	—	8,502	—	—	8,502
Net loss	—	—	—	—	(37,384)	(37,384)
Foreign currency translation adjustment, net of income taxes	—	—	—	224	—	224
Balance as of December 31, 2024	40,218	$41	$480,477	$214	$(467,280)	$13,452
Common stock issued under employee stock plans	1,024	1	545	—	—	546
Common stock withheld for employee taxes and other	(198)	—	(622)	—	—	(622)
Common stock and pre-funded warrants issued in connection with registered direct offering and private placement, net of offering costs	35,030	35	125,605	—	—	125,640
Common stock issued in connection with term loan amendments	482	—	873	—	—	873
Common stock issued in connection with at-the-market offering, net of offering costs	10,033	10	28,996	—	—	29,006
Common stock issued in connection with exercises of pre-funded warrants	5,413	5	49	—	—	54
Common stock issued in connection with repurchase of convertible senior notes	625	1	3,161	—	—	3,162
Stock-based compensation	—	—	6,878	—	—	6,878
Net loss	—	—	—	—	(111,732)	(111,732)
Foreign currency translation adjustment, net of income taxes	—	—	—	867	—	867
Balance as of December 31, 2025	92,627	$93	$645,962	$1,081	$(579,012)	$68,124
See the accompanying notes to consolidated financial statements.

VERITONE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended
	December 31, 2025	December 31, 2024
Cash flows from operating activities:
Net loss	$(111,732)	$(37,384)
Less: net income from discontinued operations, net of income taxes	—	(58,948)
Net loss from continuing operations	(111,732)	(96,332)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities from continuing operations:
Depreciation and amortization	27,174	28,510
Stock-based compensation	6,686	7,705
Non-cash interest expense	4,456	4,206
Deferred income taxes	(1,338)	(4,892)
Provision for credit losses	915	1,144
Reduction in carrying amount of operating lease right-of-use assets	886	829
Gain on troubled debt restructuring	(3,548)	—
Loss on debt extinguishment	14,443	—
Non-cash barter revenue	(1,511)	—
Change in fair value of earnout receivable	7,667	(1,357)
Changes in operating assets and liabilities:
Accounts receivable	(5,686)	948
Prepaid expenses and other current assets	2,323	1,332
Other assets	2,334	180
Accounts payable	5,356	(5,461)
Deferred revenue	234	(757)
Accrued expenses and other current liabilities	(1,804)	2,134
Other non-current liabilities	(60)	2,504
Net cash used in operating activities from continuing operations	(53,205)	(59,307)
Net cash provided by operating activities from discontinued operations	—	34,584
Net cash used in operating activities	(53,205)	(24,723)
Cash flows from investing activities:
Capital expenditures	(4,978)	(6,098)
Proceeds from sale of Veritone One, net of cash divested	—	2,850
Sale of non-marketable equity investment	—	1,800
Net cash used in investing activities from continuing operations	(4,978)	(1,448)
Net cash used in investing activities from discontinued operations	—	(160)
Net cash used in investing activities	(4,978)	(1,608)
Cash flows from financing activities:
Repayment of principal on senior secured term loan	(41,176)	(36,324)
Repayment of principal on convertible debt	(38,656)	—
Proceeds from issuance of stock and pre-funded warrants under registered direct offerings and at-the-market offering, net of offering costs	154,700	4,501
Debt issuance and extinguishment costs	(5,367)	—
Proceeds from issuance of stock under employee stock plans, net	545	555
Taxes paid related to net share settlement of equity awards	(622)	(943)
Settlement of deferred consideration for acquisitions	—	(1,800)
Net cash provided by (used in) financing activities from continuing operations	69,424	(34,011)
Net cash used in financing activities from discontinued operations	—	(3,051)
Net cash provided by (used in) financing activities	69,424	(37,062)
Effect of exchange rates on cash, cash equivalents, and restricted cash	(844)	405
Net change in cash, cash equivalents, and restricted cash	10,397	(62,988)
Cash, cash equivalents, and restricted cash, beginning of period	17,318	80,306
Cash, cash equivalents, and restricted cash, end of period	27,715	17,318
Cash, cash equivalents, and restricted cash included in continuing operations	$27,715	$17,318

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes paid	$2,008	$563
Interest paid	$6,299	$11,366
Non-cash investing and financing activities:
Stock-based compensation capitalized as part of internal-use software	$192	$375
Lease liabilities arising from right-of-use assets	$1,840	$—
Shares issued for debt issuance costs	$873	$—
Common stock issued in connection with repurchase of convertible senior notes	$3,162	$—
Fair value of earnout receivable - sale of Veritone One	$—	$6,310
Fair value of indemnification receivable - sale of Veritone One	$—	$5,150
Capital expenditures included in accounts payable	$108	$—
See the accompanying notes to consolidated financial statements.

VERITONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Description of Business

Veritone, Inc., a Delaware corporation (“Veritone,” and together with its subsidiaries, collectively, the “Company”), is a provider of artificial intelligence (“AI”) computing solutions. The Company’s proprietary AI operating system, aiWARE™, uses machine learning algorithms, or AI models, together with a suite of powerful applications, to reveal valuable insights from vast amounts of structured and unstructured data. aiWARE serves as the foundation for the Company’s AI solutions and bespoke applications and offers access to hundreds of cognitive categories through one common software infrastructure. Highly modular and customizable, aiWARE enables expansive scale with the flexibility to deploy in the cloud, at the edge or in hybrid environments. The Company’s aiWARE platform offers capabilities that are designed to mimic human cognitive functions such as perception, prediction and problem solving, enabling users to quickly, efficiently and cost effectively transform unstructured data into structured data, and analyze and optimize data to drive business processes and insights. aiWARE is based on an open architecture that enables new AI models, applications and workflows to be added quickly and efficiently, resulting in a scalable and evolving solution that can be leveraged by organizations across a range of industries.

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

Through October 17, 2024 (the “Divestiture Closing Date”), the Company operated a full-service advertising agency through a wholly-owned subsidiary, Veritone One (as defined below), that leveraged aiWARE to provide differentiated Managed Services to its customers. On October 17, 2024, the Company entered into an Equity Purchase Agreement (the “Purchase Agreement”), by and among the Company, Veritone One, LLC, a wholly-owned subsidiary of the Company (“Veritone One”), and Oxford Buyer, LLC (“Purchaser”), an affiliate of Insignia Capital Group L.P., pursuant to which, among other things, Purchaser acquired from the Company all of the issued and outstanding equity of Veritone One (such transaction, the “Divestiture”). Veritone One’s services included media planning and strategy, advertisement buying and placement, campaign messaging, clearance verification and attribution, and custom analytics, specializing in host-endorsed and influencer advertising across primarily radio, podcasting, streaming audio, social media and other digital media channels. The Company determined that the Divestiture represents a strategic shift that will have a material effect on the Company’s operations and financial results. Therefore, the historical financial results of Veritone One are reflected in these consolidated financial statements as discontinued operations and, as such, have been excluded from continuing operations for all periods presented on a retrospective basis, unless otherwise stated. Refer to Note 4, Discontinued Operations, Business Combinations, and Divestiture, for further details.

2. Revision of Previously Issued Financial Statements

During the preparation of the Company’s consolidated financial statements for the year ended December 31, 2025 the Company’s management identified immaterial errors within the Company’s previously issued unaudited condensed consolidated financial statements as of and for the quarterly period ended June 30, 2025 as included in the Company’s previously filed Q2 2025 Form 10-Q. The immaterial errors resulted in: (i) an $0.8 million overstatement of revenue, a $0.7 million overstatement of accounts receivable and corresponding $0.7 million overstatement of cost of revenue (exclusive of depreciation and amortization) and accrued expenses and other current liabilities, ii) $0.4 million overstatement of cost of revenue (exclusive of depreciation and amortization) and accrued expenses and other current liabilities and iii) a $1.3 million understatement of goodwill, a $0.7 million understatement in intangible assets, net and a corresponding $2.0 million overstatement of accumulated other comprehensive income (loss). The foregoing was corrected through out of period corrections in the quarter ended September 30, 2025
The Company evaluated the materiality of the errors and concluded the errors were not material to Q2 2025. The financial statements for the quarterly period ended June 30, 2025 have been revised in this Annual Report to correct the errors.
The following table presents a reconciliation of our unaudited condensed consolidated financial information as originally reported to the revised amounts as of and for three and six months ended June 30, 2025:

Condensed Consolidated Balance Sheet

	As of June 30, 2025
(in thousands, except for per share amounts)	As Previously Reported	Adjustment	As Revised
Accounts receivable, net	31,859	(694)	31,165
Total current assets	57,940	(694)	57,246
Intangible assets, net	47,732	698	48,430
Goodwill	53,110	1,260	54,370
Total assets	186,806	1,264	188,070
Accrued expenses and other current liabilities	28,446	(1,000)	27,446
Total current liabilities	64,842	(1,000)	63,842
Total liabilities	185,588	(1,000)	184,588
Accumulated other comprehensive income (loss)	(866)	1,958	1,092
Accumulated deficit	(513,953)	306	(513,647)
Total stockholders' equity	1,218	2,264	3,482
Total liabilities and stockholders' equity	186,806	1,264	188,070

Condensed Consolidated Statement of Operations and Comprehensive Loss

	For the Three Months Ended June 30, 2025
(in thousands, except for per share amounts)	As Previously Reported	Adjustment	As Revised
Revenue	24,013	(820)	23,193
Cost of revenue (exclusive of depreciation and amortization)	7,478	(1,126)	6,352
Operating loss	(19,318)	306	(19,012)
Net loss	(26,798)	306	(26,492)
Loss per share, basic and diluted	$(0.54)	$0.01	$(0.53)
Foreign currency translation loss (gain), net of income taxes	(660)	1,958	1,298
Total comprehensive loss	(27,458)	2,264	(25,194)

	For the Six Months Ended June 30, 2025
(in thousands, except for per share amounts)	As Previously Reported	Adjustment	As Revised
Revenue	46,476	(820)	45,656
Cost of revenue (exclusive of depreciation and amortization)	15,312	(1,126)	14,186
Operating loss	(40,952)	306	(40,646)
Net loss	(46,673)	306	(46,367)
Loss per share, basic and diluted	$(0.95)	$0.01	$(0.94)
Foreign currency translation loss (gain), net of income taxes	(1,080)	1,958	878
Total comprehensive loss	(47,753)	2,264	(45,489)

Condensed Consolidated Statement of Cash Flows

	For the Six Months Ended June 30, 2025
(in thousands)	As Previously Reported	Adjustment	As Revised
Cash flows from operating activities:
Net loss	$(46,673)	$306	$(46,367)
Accounts receivable	(530)	694	164
Accrued expenses and other current liabilities	(2,797)	(1,000)	(3,797)
Net cash used in operating activities	(25,277)	$—	(25,277)
3. Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.
Liquidity, Capital Resources, and Going Concern
Pursuant to the requirements of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements—Going Concern, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company's ability to continue as a going concern for one year from the date these financial statements are issued. This evaluation does not take into consideration the potential mitigating effect of management's plans that have not been fully implemented or are not within control of the Company as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company's ability to continue as a going concern. The mitigating effect of management's plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued.

As of December 31, 2025, the Company had cash and cash equivalents of approximately $27,426, a working capital deficit of $29,866 and accounts receivable, net of $36,768, and the amount outstanding under its debt obligations was $45,317, net of unamortized discounts, all of which related to the Convertible Notes. Additionally, for the year ended December 31, 2025, net loss was $111,732 and net cash used in operating activities was $53,205. The Company’s ability to continue as a going concern is dependent on its ability to generate significant cash flows, obtain sufficient proceeds from any future offerings of securities, and/or obtain alternative financing prior to the maturity of the Convertible Notes in November 2026. The Company expects operating losses to continue in the foreseeable future as it continues to invest in growing its business. To alleviate these conditions, management is actively engaged in discussions to obtain alternative financing prior to the maturity of the Convertible Notes in November 2026. However, there can be no assurance that the Company will be able to obtain alternative financing as it is ultimately outside of the control of the Company.
Due to the Company’s projected cash needs (which includes amounts that will become due under the Convertible Notes upon their maturity in November 2026) combined with its current liquidity level and history of net losses and cash used to fund operating activities, there is substantial doubt regarding the Company’s ability to continue as a going concern for a period of at least one year from the date of issuance of these consolidated financial statements.
The accompanying consolidated financial statements of the Company have been prepared assuming the Company will continue as a going concern. The going concern basis of presentation assumes that the Company will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. This also means that the accompanying consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainties described above, which could be material.
Reclassifications
Certain reclassifications were made to the prior period consolidated statement of operations and consolidated statement of cash flows to conform to the current period presentation.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenues and expenses.
Significant items subject to estimates and assumptions include, but are not limited to, allowance for credit losses, purchase accounting, impairment of long-lived assets, the valuation of contingent consideration, including future escrow and earnout consideration on the divestiture of Veritone One, the valuation of senior secured debt, the valuation of non-cash consideration received in barter transactions, the valuation of stock awards and stock warrants, and income taxes, where applicable.
There has been uncertainty and disruption in the global economy and financial markets due to a number of factors, including lingering economic disruption caused by international conflicts, financial instability, the global inflationary environment and elevated interest rates and the imposition of tariffs, trade tensions, and global trade disputes. The Israel-Hamas and Iran conflicts have also adversely impacted the Company’s business operations because the Company has an office and personnel based in Herzliya, Israel. The Company is not aware of any specific event or circumstance that would require an update to its estimates or assumptions or a revision of the carrying value of its assets or liabilities as of the date of filing of this Annual Report on Form 10-K.
These estimates and assumptions may change as new events occur and additional information is obtained. As a result, actual results could differ materially from these estimates and assumptions.

Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU improves reportable segment disclosures, primarily through enhanced disclosures about significant segment expenses. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The adoption of this guidance during the fourth quarter of 2024 did not have a material financial impact on the Company’s consolidated financial statements and the Company has added increased disclosures within the Segment Information section of Note 3, Significant Accounting Policies, to its consolidated financial statements.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU improves the transparency of income tax disclosures by requiring: (1) consistent categories and greater disaggregation of information in the rate reconciliation, and (2) income taxes paid disaggregated by jurisdiction. Additionally, the amendments in this ASU improve the effectiveness and comparability of disclosures by: (1) adding disclosures of pretax income (or loss) and income tax expense (or benefit) to be consistent with Regulation S-X, and (2) removing disclosures that no longer are considered cost beneficial or relevant. The amendments in this update are effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted this guidance prospectively during the fourth quarter of 2025 and determined it did not have a material financial impact on the Company’s consolidated financial statements and the Company has added increased disclosures within the income taxes disclosures within Note 13, Income Taxes, to its consolidated financial statements.
New Accounting Pronouncements
In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU improves financial reporting by requiring that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods that is generally not presented in the financial statements today. The amendments in this update are effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is evaluating the potential impact of this adoption on its consolidated financial statements.
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU allows entities to elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset when developing reasonable and supportable forecasts as part of estimating expected credit losses. The amendments in this update are effective for fiscal years beginning after December 15, 2025 and interim periods within those fiscal years, with early adoption permitted. The Company is evaluating the potential impact of this adoption on its consolidated financial statements.
In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This ASU modernizes the accounting for software costs that are accounted for under Subtopic 350-40 and improves the operability of the guidance by removing all references to software development project stages so that the guidance is neutral to different software development methods, including methods that entities may use to develop software in the future. The amendments in this update are effective for fiscal years beginning after December 15, 2027 and interim periods within those fiscal years, with early adoption permitted. The Company is evaluating the potential impact of this adoption on its consolidated financial statements.
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
The useful lives of property, equipment and improvements are as follows:
•Property and equipment (includes capitalized internal use software development costs) — 3 years
•Leasehold improvements — 5 years or the remaining lease term, whichever is shorter
The Company assesses the recoverability of property, equipment and improvements whenever events or changes in circumstances indicate that their carrying value may not be recoverable. No property, equipment and improvements were impaired in the periods presented.
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
The amortization periods for intangible assets are as follows:
•Developed technology — 3 to 5 years
•Customer relationships — 5 to 7 years

•Noncompete agreements — 3 to 4 years
•Trademarks and trade names — 2 to 10 years
•Licensed technology — shorter of the term of the agreement, or the estimated useful life — 3 to 5 years
Intangible asset amortization expense is recorded in depreciation and amortization on the consolidated statements of operations and comprehensive loss.
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
No impairment of goodwill or long-lived assets was recorded for the years ended December 31, 2025 and 2024.
Fair Value of Financial Instruments
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy, which is based on three levels of inputs, the first two of which are considered observable and the last unobservable, that may be used to measure fair value, is as follows:
•Level 1 — quoted prices (unadjusted) in active markets for identical assets or liabilities;

•Level 2 — inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; or
•Level 3 — unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The Company classifies its cash equivalents within Level 1 of the fair value hierarchy on the basis of valuations based on quoted prices for the specific securities in an active market.
The Company’s stock warrants are categorized as Level 3 within the fair value hierarchy. Stock warrants are recorded within equity in the Company’s consolidated balance sheets as of December 31, 2025 and 2024. The Term Loan Warrants (as defined below) have been recorded at their fair values using a probability weighted expected return model or Black-Scholes-Merton option pricing model. These models incorporate contractual terms and assumptions regarding expected term, risk-free rates and volatility. The value of the Company’s stock warrants would increase if a higher risk-free interest rate was used and would decrease if a lower risk-free interest rate was used. Similarly, a higher volatility assumption would increase the value of the stock warrants, and a lower volatility assumption would decrease the value of the stock warrants. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management with the assistance of a third-party valuation specialist.
The Company’s contingent compensation is categorized as Level 1 within the fair value hierarchy. Contingent compensation is recorded within accrued purchased compensation, current portion and accrued purchase compensation, non-current in the Company’s consolidated balance sheets as of December 31, 2025 and 2024.
The Company’s strategic minority investments are categorized as Level 3 within the fair value hierarchy. These investments are recorded at cost within other assets in the Company’s consolidated balance sheets as of December 31, 2025 and 2024. The Company will monitor these investments to determine whether an other-than-temporary decline in value indicates that impairment charges may be required. The Company will also re-measure its investments if there is an observable transaction in a similar class of security to our investments.
The Company made an accounting policy election to record the earnout receivable related to the Veritone One divestiture at fair value at inception, and it is categorized as Level 3 within the fair value hierarchy. The earnout receivable of $0 and $7,667 is recorded within other assets in the Company’s consolidated balance sheets as of December 31, 2025 and 2024, respectively. The earnout receivable for the Veritone One divestiture has been recorded at its fair value using a Monte Carlo simulation pricing model due to the variability of estimating future revenues associated with the Company’s earnout. These models incorporate contractual terms and assumptions regarding financial forecasts for Veritone One, discount rates, and volatility of forecasted revenue. The value of the Veritone One earnout receivable would decrease if a lower discount rate was used and would increase if a higher discount rate was used. Similarly, a higher revenue volatility assumption would increase the value of the Veritone One earnout receivable, and a lower revenue volatility assumption would decrease the value of the Veritone One earnout receivable. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management with the assistance of a third-party valuation specialist.
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

Leases
Under ASC 842, the Company determines if an arrangement is or contains a lease at inception by assessing whether the arrangement contains an identified asset and whether it has the right to control the identified asset. Lessees are required to classify leases as either finance or operating leases and to record a right-of-use (“ROU”) asset and a lease liability for all leases with a term greater than 12 months regardless of the lease classification. The lease classification will determine whether the lease expense is recognized based on an effective interest rate method or on a straight-line basis over the term of the lease. The Company determines the initial classification and measurement of its ROU assets and lease liabilities at the lease commencement date and thereafter if modified. ROU assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Lease liabilities are recognized at the lease commencement date based on the present value of future lease payments over the lease term. ROU assets are based on the measurement of the lease liability and also include any lease payments made prior to or on lease commencement and exclude lease incentives and initial direct costs incurred, as applicable.
As the implicit rate in the Company's leases is generally unknown, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future lease payments. The Company gives consideration to its existing credit arrangements, term of the lease, total lease payments and adjusts for the impacts of collateral, as necessary, when calculating its incremental borrowing rates. The lease terms may include options to extend or terminate the lease when it is reasonably certain the Company will exercise any such options. Lease costs for the Company's operating leases are recognized on a straight-line basis within operating expenses over the lease term.
The Company has elected to not separate lease and non-lease components for real estate leases and, as a result, accounts for lease and non-lease components as one component. The Company has also elected to not apply the recognition requirement to any leases within its existing classes of assets with a term of 12 months or less. For these leases, lease payments are recognized on a straight-line basis over the lease term and variable payments in the period in which the obligation is incurred.
Revenue Recognition
The Company recognizes revenue under its contracts with customers in accordance with FASB ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). The Company derives its revenues primarily from two sources: (1) Software Products & Services consists of revenues generated from Commercial Enterprise and Public Sector customers using the Company’s aiWARE platform and hiring solutions, any related support and maintenance services, and any related professional services associated with the deployment and/or implementation of such solutions, and (2) Managed Services, which are principally composed of content licensing revenues made up primarily of fees from customers for licenses to third-party content owners’ digital content, representation fees and to a lesser extent, advertising revenues. The Company disaggregates revenue between Software Products & Services and Managed Services based on the types of services, sales channel and customers. Software Products and Services includes both Commercial Enterprise and Public Sector customers as the economic factors including types of services, sales channels and timing of cash flows are not materially different.
The Company recognizes revenue to depict the transfer of control of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The Company follows a five-step process to determine revenue recognition, as follows:
•Identifies the contract(s) with a customer;
•Identifies the performance obligations in the contract;
•Determines the transaction price;
•Allocates the transaction price to the performance obligations in the contract; and
•Recognizes revenue when (or as) performance obligations are satisfied.

The Company enters into contracts with customers that may include promises to transfer multiple services. The Company evaluates these services to determine whether they represent distinct, separately identifiable performance obligations that should be accounted for separately or as a single performance obligation. For contracts containing multiple performance obligations, to meet the allocation objective of ASC 606, the Company allocates the transaction price to each performance obligation on a relative standalone selling price (“SSP”) basis. The SSP is the price at which the Company would sell a promised service separately to a customer. For certain arrangements, the determinations regarding whether a contract contains multiple performance obligations and, if so, the SSP of each performance obligation, may require estimation by management if the SSP is not directly observable.
Software Products & Services Revenues

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

The Company also makes data processing, storage and transfer services available to customers through its aiWARE and digital content management platforms under usage-based arrangements with no minimum fees, either separately or in addition to subscription services as described above. Fees are charged for actual usage of such services at the rates specified in the contract for each particular service. Each of these distinct services represents an individual performance obligation. When sold in connection with subscription services, the Company considers the allocation guidance of ASC 606.
Variable consideration for usage-based data processing, storage and transfer related services is recognized in the month in which it is earned, as the payment terms relate to a specific outcome (amount of data or content processed, stored or transferred) of delivering the distinct time or content increment (the month) of services, and represents the fees to which the Company expects to be entitled for providing the services, and allocating the variable fees in this way is consistent with the allocation objective of ASC 606.
Under Veritone Data Refinery ("VDR") agreements, the Company has a single performance obligation, which is to deliver training data content to the customer. The Company recognizes VDR revenue when the content is delivered to the customer. The Company is considered the principal under VDR agreements due to obtaining control prior to transfer of the assets, and the Company records the revenue from the customer gross of royalties due to the content owner. The Company typically invoices VDR customers at the time the content is delivered.
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
The transaction price for these contracts is measured at the estimated fair value of the non-cash consideration received unless this is not reasonably estimable, in which case the consideration is measured based on the standalone selling price of the software delivered to the customer. Revenue is recognized on barter transactions when the software is made available by the Company for download by the customer. Barter revenues are included in the Company’s consolidated statements of operations and comprehensive loss within Revenue.
The Company typically invoices its aiWARE SaaS customers for subscription services monthly, for on-premises software at the time the software is made available for download by the customer and for professional services either monthly or in accordance with an agreed upon invoicing schedule. Invoices are typically due and payable within 30 days following the date of invoice. Amounts that have been invoiced are recorded in revenue or in deferred revenue, depending on whether transfer of control to customers of the promised services has occurred.
Talent Acquisition Solutions Revenues
Revenue is generated through various types of talent acquisition software solutions that principally consist of subscription-based talent acquisition products, subscription revenue for recruitment software-as-a-service (“SaaS”) solutions and access to the Company’s online talent networks, programmatic talent acquisition products, and other recruitment services. The Company previously referred to these solutions as “hiring solutions” and now refer to these solutions and services as “Talent Acquisition.” Subscription contracts do not provide customers with the right to take possession of the software supporting the applications and, as a result, are accounted for as service contracts.
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
Media Revenue
Media buy is a service offered by Broadbean to purchase media for job postings, job advertising space, etc. from various third-party jobsites (e.g., LinkedIn) on behalf of customers. Broadbean then uses the media that has been purchased for the customer’s job listings and advertisements. Broadbean does not typically control the media prior to its transfer to the customer and as a result records revenue on a net basis as the Company is acting as an agent in the transaction.
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
The criteria for implementation and customization revenue to be considered as separate performance obligations requires them to be distinct in the context of the contract and not integral to the customer receiving value from the product (ASC 606-10-25-19). The determination was made that since a customer can use the product without additional integration or personalized setup services, and the product and the integration are not highly interrelated or interdependent and the Company is not providing a significant integration service in the contract to produce a combined output, the implementation and customization performance obligations are distinct. Performance obligations are typically fulfilled within one month of signing, and the Company recognizes these revenues at the point in time the performance obligation is satisfied.
Contracts With Multiple Performance Obligations
For contracts with customers that contain multiple performance obligations, the individual performance obligations are accounted for separately when they are both capable of being distinct, whereby the customer can benefit from the service either on its own or together with other resources that are readily available from third parties or from the Company, and are distinct in the context of the contract, whereby the transfer of the services is separately identifiable from other promises in the contract. If these criteria are not met, the promised services are accounted for as a combined performance obligation. The transaction price is allocated to the separate performance obligations on a relative stand-alone selling price basis. The Company utilizes directly observable stand-alone selling prices where available. In the event directly observable stand-alone selling prices are not available, the Company will estimate stand-alone selling prices. The Company determines estimated stand-alone selling prices based on their overall pricing objectives, taking into consideration market conditions and entity-specific factors, including the size of arrangements, length of term, customer demographics, and the types of users within arrangements.

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
The Company’s clients may receive a fixed fee for their services or receive a combination of a fixed fee and the potential to earn variable consideration. Such variable consideration is generally based on performance of social media posts or direct marketing campaigns promoted in the posts. Commission revenue from variable consideration is estimated using the most likely amount method due to the resolution of the variable consideration within a short period of time. The Company is determined to be an agent with respect to the representation services, and therefore revenues will be recognized net of the amounts paid to the influencer.
Advertising Revenues
For certain advertising products, the Company provides advertisers with the opportunity to reach unique ad units and markets. Leveraging our aiWARE platform to programmatically manage clearance, verification and analysis of advertising performance, we create marketable advertising products through the curation of our broadcaster and influencer networks. We receive fees from advertisers or resellers as consideration for combined software and services performed by us. The amount expected to be received from the advertiser or through the reseller represents our fees which are recognized when our services are transferred to the customer. The Company concluded that it is the principal in delivering these products to customers and as a result reports revenue on a gross basis.

Licensing Revenues
The Company has agreements with third-party owners of digital content pursuant to which the Company licenses those assets to customers and remits royalties to the content owners. In licensing such third-party digital content, the Company hosts public and private content libraries on the Company’s platform to enable customers to view and search for digital content to be licensed, establishes and negotiates with customers the scope and term of, and the prices for, licenses to those digital content, and makes the licensed digital content available to the end-customers. The Company is considered the principal under most agreements that have this range of services due to obtaining control prior to transfer of the assets, and the Company records the revenue from the customer gross of royalties due to the content owner. In limited cases, the Company does not obtain control prior to transfer of the assets, and accordingly, the Company records revenues net of royalties due to the content owner.
The Company licenses digital content under (i) individual license agreements, pursuant to which the customer licenses a particular digital content (or set of digital content) for a specified license fee, and (ii) bulk license agreements, pursuant to which the customer pays a fixed fee to have access to view and search third-party owners’ content and to license a specified number of minutes of that content in each year over the term of the contracts, which typically range from one to three years, with certain contracts specifying usage-based license fees for additional digital content that may be licensed by the customer. Additionally, the Company provides additional services as rights and clearances, and footage assurance to obtain the necessary permissions for a property or talent likeness to be used in advertising.
Under individual license agreements, the Company has a single performance obligation, which is to make the licensed digital content available to the customer, generally by download. The Company recognizes the license fees charged for the digital content as revenue when the licensed digital content are made available to the customer.
Under bulk license agreements, the Company’s obligations include hosting the content libraries for access and searching by the customer, updating the libraries with new content provided by the content owner, and making assets selected by the customer available for download, throughout the term of the contract. All of these services are highly interdependent and constitute a single performance obligation comprised of a series of distinct services transferred to the customer in a similar manner throughout the contract term. The predominant item in the single performance obligation is a license providing a right to access the content and/or content library throughout the license period. For these arrangements, the Company recognizes the total fixed fees under the contract as revenue ratably over the term of the contract as the performance obligation is satisfied, as this best depicts the pattern of control transfer. If the customer selects digital content in excess of the amount included in the fixed fees under the contract, the Company constrains the variable consideration until the usage occurs and recognizes such usage-based license fees as the digital content are made available to the customer, consistent with the usage-based royalty accounting of ASC 606.
Under rights and clearances services, the Company has a single performance obligation, which is to perform a series of interrelated promises to obtain the rights and clearance for the customer to use the likeness of a specified talent or specific intellectual property of a specific company. The Company recognizes rights and clearance revenue at the point in time the content is delivered to the customer.
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
Remaining Performance Obligations
As of December 31, 2025, the aggregate amount of the transaction prices under the Company’s contracts allocated to the Company’s remaining performance obligations was $27,315, approximately 59% of which the Company expects to recognize as revenue over the next twelve months, and the remainder thereafter to be recognized primarily over the next 3 years. This aggregate amount excludes amounts allocated to remaining performance obligations under contracts that have an original duration of one year or less and variable consideration that is allocated to remaining performance obligations. Excluded based on this policy are balances related to Talent Acquisition solutions representing gross purchase orders to be satisfied in less than one year. Revenues will be recognized net of costs to fulfill these orders.

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
Advertising and Marketing Costs
Advertising and marketing costs are expensed as incurred and are primarily included in sales and marketing expenses in the Company’s consolidated statements of operations and comprehensive loss. Advertising and marketing costs include personnel-related costs for sales and marketing resources, online and print advertising, public relations, tradeshows, and sponsorships. For the years ended December 31, 2025 and 2024, the Company recorded expense of $4,150 and $3,789, respectively, for advertising and marketing costs.
Research and Development Costs and Software Development Costs
Research and development costs are expensed as incurred. Computer software development costs and website development costs are expensed as incurred, except for internal use software that qualify for capitalization as described below.
The costs of internal use software that is developed to meet the Company’s needs and will not be marketed externally are subject to capitalization under ASC 350-40. The Company expenses costs incurred in the preliminary project and post-implementation stages of software development and capitalizes costs incurred in the application development stage and costs associated with significant enhancements to existing internal use software applications. These capitalized costs are included in property, equipment and improvements, net on the consolidated balance sheets and are amortized using the straight-line method over an estimated useful life of three years commencing when the software project is ready for its intended use. The Company had additions of $4,726 of software development costs in 2025 and $6,765 of software development costs in 2024.
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
In December 2023, the FASB issued guidance to enhance the transparency and decision usefulness of income tax disclosures. The amendments in this guidance require additional disclosures about income taxes, primarily focused on the disclosure of income taxes paid and the rate reconciliation table. The Company prospectively adopted this guidance for the year ended December 31, 2025. See Note 13, Income Taxes for additional disclosures, including a reconciliation of the statutory U.S. federal income tax rate to our effective income tax rate and federal and foreign cash taxes paid.

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

Significant segment expenses, which represent the difference between revenue and loss from continuing operations before provision for income taxes, consist of the following:

	Year Ended
	December 31, 2025	December 31, 2024
Revenue	$92,192	$92,637
Less:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	29,608	27,254
Personnel costs	70,116	76,567
Consultants	3,614	5,064
Marketing	4,150	3,789
Accounting fees	5,666	4,205
Legal fees	2,953	2,506
Outside services	1,678	1,834
Software expenses	7,732	7,975
Stock-based compensation expense	6,686	7,705
Severance	1,320	2,888
Depreciation and amortization	27,174	28,510
Other segment items	12,749	12,546
Operating loss	(81,254)	(88,206)
Interest expense, net	10,224	12,071
Gain on troubled debt restructuring	(1,448)	—
Loss on debt extinguishment	14,443	—
Other expense (income), net	7,487	(84)
Benefit from income taxes	(228)	(3,861)
Net income from discontinued operations, net of income taxes (inclusive of gain on sale of $66,553 for the year ended December 31, 2024)	—	58,948
Net loss	$(111,732)	$(37,384)
Other segment items include occupancy, insurance, and other costs.
Significant Customers
No customers accounted for 10% or more of the Company’s revenue for the years ended December 31, 2025 and 2024, respectively. One individual customer accounted for 12% of the Company’s accounts receivable as of December 31, 2025. No individual customer accounted for more than 10% of the Company’s accounts receivable as of December 31, 2024.
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
Troubled Debt Restructuring
The Company evaluates all modifications to its debt agreements in accordance with ASC 470-60, Debt – Troubled Debt Restructurings by Debtors. A debt restructuring is considered a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider.
Concessions may include, but are not limited to:
•A reduction in the stated interest rate,
•An extension of the maturity date,
•A reduction in the principal amount, or
•a combination of the above.
When a debt restructuring qualifies as a TDR, the Company evaluates whether the restructuring represents a modification or an extinguishment of debt. If the future undiscounted cash flows of the restructured debt are less than the carrying amount of the original debt, a gain is recognized in the period of the restructuring. If the total future cash payments under the new terms exceed the carrying amount of the payable at the date of restructuring, no adjustment to the carrying amount of the payable is made. Instead, the company calculates a New Effective Interest Rate (‘EIR’) based on the revised terms of the restructured payable. The debt is then amortized over the remaining life of the payable using the new EIR, with interest expense recognized based on this rate in future periods.
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
The Divestiture was structured as a simultaneous “sign and close” transaction and closed on the Divestiture Closing Date. On the Divestiture Closing Date, the Company received cash proceeds of $59,053, which reflected the aggregate purchase price of $104,000 (the “Veritone One Sale Price”), less $18,000 subject to an earnout described below, $20,297 of purchase price adjustments, and $6,650 placed in escrow accounts described below. The Company may receive the earnout of either $18,000, $13,000, $8,000, $3,000, or $0 in cash proceeds based on the achievement of certain net revenue targets by Veritone One between January 1, 2025 and December 31, 2025 (as further described in the Purchase Agreement, the "Earnout"). As of December 31, 2025 Veritone One did not meet the net revenue targets to achieve the earnout.
Of the amounts placed in escrow, $1,500 was placed in an escrow account for potential purchase price adjustments and an aggregate of $5,150 was placed in escrow accounts for the potential satisfaction of post-closing indemnification claims (the “Indemnity Escrow”), in each case subject to the terms and limitations set forth in the Purchase Agreement. As a result of the Divestiture, the Company recorded a one-time gain of $66,533 during the year ended December 31, 2024, which represented the purchase consideration provided, the net assets and liabilities of the divestiture retired at the purchase date, less the $3,006 in divestiture-related expenses, and is included in net income from discontinued operations in the consolidated statements of operations and comprehensive loss. At the October 17, 2024, Closing Date, the Company's estimate of the fair value of the Earnout was $6,310. At December 31, 2024, the Company’s estimate of the fair value of the Earnout of $7,667 and Indemnity Escrow of $5,150 was reported on the corresponding balance sheet in other prepaid expenses and other assets, current and other assets, long term, respectively.
On May 15, 2025, the Company and the Purchaser determined that the closing purchase price exceeded the final purchase price, and jointly instructed the escrow agent to release from the purchase price adjustment escrow (i) $1,372 to the Purchaser and (ii) the remaining balance of $128 to the Company. On October 22, 2025, $3,650 was released from the Indemnity Escrow and returned to the Company in accordance with the terms of the Purchase Agreement. As of December 31, 2025 there is $1,500 remaining attributed to the Indemnity Escrow which is classified within prepaid expenses and other current assets.
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
Veritone One’s results of operations for the year ended December 31, 2024 are disclosed as discontinued operations and excluded from continuing operations within the Company’s consolidated financial statements and notes thereto.

The operating results of the Company's discontinued operations for the year ended December 31, 2024 were as follows:

Year Ended
December 31, 2024
Revenue	$24,408
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	742
Sales and marketing	5,037
Research and development	61
General and administrative	8,876
Depreciation and amortization	260
Total operating expenses	14,976
Operating income	9,432
Interest expense, net	16,941
Gain on sale	(66,533)
Income before income taxes	59,024
Income taxes	76
Net income from discontinued operations, net of income taxes	$58,948

Depreciation and amortization allocated to discontinued operations during the year ended December 31, 2024 was $260. Interest expense, net allocated to discontinued operations during the year ended December 31, 2024 was $16,941, inclusive of $9,161 related to the write-off of debt discount and issuance costs on the term loan and a $3,051 prepayment penalty on the term loan. Stock based compensation expense from discontinued operations was $422 for the year ended December 31, 2024.

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

5. Debt
Convertible Senior Notes
In November 2021, the Company issued $201,250 aggregate principal amount of 1.75% convertible senior notes in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The issuance included the full exercise of an option granted by the Company to the initial purchasers of the Convertible Notes to purchase an additional $26,250 aggregate principal amount of Convertible Notes. The Convertible Notes are senior, unsecured obligations of the Company and rank senior in right of payment to all of the Company’s indebtedness that is expressly subordinated in right of payment to the Convertible Notes; equal in right of payment with all existing and future liabilities of the Company that are not so subordinated; effectively junior to any of secured indebtedness of the Company to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) and any preferred equity of the Company’s current or future subsidiaries. The Convertible Notes bear interest at a rate of 1.75% per year payable semi-annually in arrears on May 15 and November 15 of each year, beginning on May 15, 2022. The Convertible Notes will mature on November 15, 2026, unless earlier converted, redeemed, or repurchased in accordance with the terms of the Convertible Notes.
Holders of the Convertible Notes may convert all or any portion of their Convertible Notes at their option at any time prior to the close of business on the business day immediately preceding May 15, 2026, only under the following conditions: (1) during any calendar quarter commencing after the calendar quarter ending on March 31, 2022 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business days period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate for the Convertible Notes on each such trading day; (3) if the Company calls such Convertible Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the applicable redemption date; or (4) upon the occurrence of specified corporate events. On or after May 15, 2026, holders may convert all or any portion of their Convertible Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date regardless of the foregoing conditions. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election.

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
The total debt issuance costs incurred and recorded by the Company amounted to $6,304, which were recorded as a reduction to the face amount of the Convertible Notes and are being amortized to interest expense using the effective interest method over the contractual term of the Convertible Notes. The effective interest rate on the Convertible Notes is approximately 2.42% per annum.

In December 2022, the Company repurchased $60,000 of its Convertible Notes from a limited number of holders in privately negotiated transactions for an aggregate purchase price of $39,029. For accounting purposes, pursuant to FASB ASC Topic 470, Debt (“ASC 470”), these transactions were accounted for as an extinguishment of the Convertible Notes. The Company recognized a gain on extinguishment of $19,097 as a result, which was recorded in (gain) loss on extinguishment of debt within the Company’s consolidated statement of income during the fourth quarter of 2022.
In December 2023, the Company repurchased $50,000 of its Convertible Notes from a limited number of holders in privately negotiated transactions for an aggregate purchase price of $37,500. For accounting purposes, pursuant to ASC 470, these transactions were accounted for as an extinguishment of the Convertible Notes. The Company recognized a gain on extinguishment of $30,023 as a result, which was recorded in (gain) loss on extinguishment of debt within the Company’s consolidated statement of income during the fourth quarter of 2023.
In November 2025, the Company repurchased $45,670 of its Convertible Notes from a limited number of holders in privately negotiated transactions for an aggregate purchase consideration of $39,049, in cash which included $393 of accrued interest, plus 625,000 shares of common stock with a fair value of $3,162. As the Company was experiencing financial difficulties and the debt holders granted a concession, these transactions were accounted for under the TDR guidance. As the future undiscounted cash flows were less than the carrying amount of the debt, the Company recognized a gain of $1,448. The Company paid third party fees of $2,100 in connection with the transaction, which reduced the gain recorded. The gain on TDR reduced basic and diluted loss per share by $0.02 per share during the year ended December 31, 2025.
As of December 31, 2025, the outstanding principal on the Convertible Notes was $45,580, the unamortized debt issuance costs were $263, and the carrying amount was $45,317 which was recorded to Convertible Notes, current portion within the Company’s consolidated balance sheet. As of December 31, 2024, the outstanding principal on the Convertible Notes was $91,250, the unamortized debt issuance costs were $1,115, and the carrying amount was $90,135, which was recorded to Convertible Notes, within the Company’s consolidated balance sheet. The fair value of the Convertible Notes was approximately $42,890 and $39,373 as of December 31, 2025 and 2024, respectively, and was determined by utilizing over-the-counter market quotes, which are considered Level 2 inputs as defined in Note 7, Fair Value Measurements.
During the years ended December 31, 2025 and 2024, the Company recognized $2,038 and $2,171, respectively, of interest expense relating to the Convertible Notes, which included $549 and $574, respectively, relating to non-cash interest expense relating to amortization of debt issuance costs.
In connection with the 2022 pricing of the Convertible Notes, with the full exercise by the initial purchasers of their option to purchase additional Convertible Notes in November 2021, the Company paid approximately $18,616 to enter into capped call transactions with respect to its common shares (the “Capped Call Transactions”) with various financial institutions. Subsequently, in conjunction with the repurchases of portions of the Convertible Notes, during December 2022, December 2023, and November 2025, the Company entered into agreements with the option counterparties to the Capped Call Transactions to terminate a portion of such existing transactions. See Note 11, Stockholders’ Equity, for additional discussion on the Capped Call Transactions entered into in conjunction with the issuance of these Convertible Notes.
Senior Secured Term Loan
On December 13, 2023, the Company entered into a $77,500 Term Loan with a syndicate of financial institutions as lenders (the “Lenders”). The Term Loan was set to mature upon the earlier of: (1) December 13, 2027; or (2) August 14, 2026 if the outstanding principal on the Convertible Notes exceeded $30,000 as of that date. All indebtedness outstanding under the Term Loan was guaranteed by each of the Company’s direct and indirect material subsidiaries and secured by the equity interests and substantially all of the assets of the Company and its direct and indirect material subsidiaries. The initial discount on the Term Loan of $23,807 along with the capitalized issuance costs of $3,120 began to be amortized to interest expense over the term of the loan using the effective interest method.

During its term, the Term Loan bore interest at a rate of Term SOFR plus 8.50% per annum, with a 3.00% floor for Term SOFR. Interest was due at least quarterly on amounts outstanding under the Term Loan. The Term Loan was payable in consecutive quarterly installments, which began in June 2024, with the outstanding balance of the Term Loan payable on the scheduled maturity date. In addition, the Term Loan, as amended, required mandatory prepayments from the net cash proceeds received for, among other things, (i) certain asset sales as described above, and (ii) insurance recoveries on loss of property that were not otherwise reinvested in other assets of the Credit Parties at a 10% prepayment premium. The Company had the option to elect to prepay the Term Loan, in whole or in part, in cash, subject to a make-whole premium during the first year of the Term Loan, a 14.0% prepayment premium during the second year of the Term Loan, and a 7.0% premium during the third year of the Term Loan.
The Term Loan has certain customary default provisions, representations and warranties and affirmative and negative covenants.
In October 2024, and in conjunction with the Divestiture, the Company, as required by the terms of the Credit Agreement, used net proceeds from the sale to pay down $30,512 in principal and $3,051 in prepayment premiums and $252 in accrued interest on the Term Loan, as of December 31, 2024, after giving effect to such repayment, $41,176 aggregate principal amount remained outstanding under the Term Loan. During the year ended December 31, 2024, $17,234 was recognized in interest expense which is presented in net income from discontinued operations. This amount included $1,762 in amortization of initial discounts and issuance costs, write off of $9,161 of the unamortized debt discount and issuance costs at the time of the partial repayment of the Term Loan in October 2024, and the prepayment penalty of $3,051, and is included in net income from discontinued operations.
Interest expense was allocated to discontinued operations using the proportion of the principal repayment required to be made as a result of the Divestiture over the total Term Loan principal outstanding at the Divestiture Closing Date. Interest on debt that was required to be repaid as a result of a disposal was allocated to discontinued operations, as was the case under the Credit Agreement. As a result, the Company allocated interest expense and amortization of discounts and issuance costs relating to repayment of the Term Loan, as required by the Divestiture, to discontinued operations. For the year ended December 31, 2024, the Company allocated $17,234 of interest expense, including amortization of initial discounts and issuance costs, to discontinued operations as a result of the Divestiture.
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
On April 24, 2025, the Company entered into a First Amendment to Credit and Guaranty Agreement (the “First Amendment”). The First Amendment provided that (a) the minimum Consolidated Liquidity (as defined in the Credit Agreement) covenant was reduced from $15,000 to $10,000 for the period of time beginning on April 24, 2025 and extending through June 16, 2025, and (b) the mandatory prepayment covenant under the Credit Agreement with respect to asset sales was amended to (i) require that 100% of the Net Asset Sale Proceeds (as defined in the Credit Agreement) be used to repay the obligations under the Credit Agreement (increased from 60% of the Net Asset Sale Proceeds prior to the First Amendment), and (ii) clarify the requirement that the Company use all future proceeds that it received in connection with the previously closed sale of its formerly wholly-owned subsidiary, Veritone One, including any earn-out payments and releases of previously escrowed amounts, to repay obligations under the Credit Agreement. In connection with obtaining the requisite lenders’ consent to the First Amendment, the Company issued to the consenting lenders 228,311 shares of the Company’s common stock, representing a number of shares having an aggregate value equal to $500, based on a price per share of $2.19, which was the closing price per share of the Company’s common stock on The Nasdaq Global Market on April 23, 2025, the trading day immediately prior to the effective date of the First Amendment. For accounting purposes, pursuant to ASC 470”, this transaction was accounted for as a modification of the Credit Agreement. The $500 of costs were recorded on the Company’s consolidated balance sheet and were amortized using the effective-interest method.

On June 13, 2025, the Company entered into a Second Amendment to Credit and Guaranty Agreement (the “Second Amendment”). The Second Amendment provided that the minimum Consolidated Liquidity (as defined in the Credit Agreement) covenant was (i) reduced to $5,000 for the period of time beginning on June 13, 2025 and extending through June 30, 2025, (ii) increased to $10,000 for the period of time beginning on July 1, 2025 and extending through August 31, 2025 and (iii) increased to $15,000 beginning on September 1, 2025 and extending through maturity. In connection with obtaining the requisite lenders’ consent to the Second Amendment, the Company issued to the consenting lenders 253,744 shares of the Company’s common stock, representing a number of shares having an aggregate value equal to $373, based on a price per share of $1.47, which was the closing price per share of the Company’s common stock on The Nasdaq Global Market on June 12, 2025, the trading day immediately prior to the effective date of the Second Amendment. For accounting purposes, pursuant to ASC 470, this transaction was accounted for as a modification of the Credit Agreement. The $373 of costs were recorded on the Company’s consolidated balance sheet and were amortized over the life of the Credit Agreement using the effective-interest method until November 2025 when the Term Loan was repaid in full.
On June 30, 2025, the Company entered into a Third Amendment to Credit and Guaranty Agreement (the “Third Amendment”). The Third Amendment provided that Consolidated Liquidity (as defined in the Credit Agreement) (i) could not be less than $5,000 for the period of time beginning on June 13, 2025 and extending through August 31, 2025 and (ii) would be increased to $15,000 beginning on September 1, 2025 and extending through maturity. The Company did not pay a consent fee in connection with the Third Amendment.
On August 29, 2025, the Company entered into a Fourth Amendment to Credit and Guaranty Agreement (the “Fourth Amendment”). The Fourth Amendment provided that Consolidated Liquidity (as defined in the Credit Agreement) (i) could not be less than $5,000 for the period of time beginning on June 13, 2025 and extending through September 12, 2025 and (ii) would be increased to $15,000 beginning on September 13, 2025 and extending through maturity. The Company did not pay a consent fee in connection with the Fourth Amendment. Except as set forth in the Limited Consent, the First Amendment, the Second Amendment, the Third Amendment, and the Fourth Amendment, the terms of the Credit Agreement remained unchanged. As of December 31. 2024 and up to the date of repayment, the Company was in compliance with its debt covenants under the Term Loan, as amended.
On October 23, 2025, the Company, as required by the terms of the Term Loan, used net proceeds from the partial release of the Indemnity Escrow to pay down $3,562 in principal, $29 in accrued interest, and $356 in prepayment premiums on the Term Loan.
On November 12, 2025, the Company repaid in full all amounts outstanding under the Term Loan, or approximately $31,801, as well as $480 of accrued interest and $4,452 of prepayment premiums in accordance with the terms of the Term Loan. For accounting purposes, pursuant to ASC 470, this transaction was accounted for as an extinguishment of the Term Loan. The Company recognized a loss on extinguishment of $14,443 as a result, which is inclusive of third-party fees of $451 and was recorded in loss on debt extinguishment within the Company’s consolidated statement of operations and comprehensive loss during the fourth quarter of 2025.
During the year ended December 31, 2025, the Company repaid a total amount of $41,176 on amounts outstanding under the Term Loan. During the year ended December 31, 2024, the Company repaid a total amount of $36,324 on amounts outstanding under the Term Loan. As of December 31, 2025 and 2024, the amount outstanding under the Term Loan was $0 and $41,176, respectively.
During the year ended December 31, 2025, the Company recognized $7,915 of interest expense relating to the Term Loan, which included $3,908 relating to non-cash interest expense relating to the debt discount. For the year ended December 31, 2024, interest expense related to the Term Loan including amortization of initial discounts and issuance costs, was 10,528. The effective annual interest rate was approximately 34.2%.
In connection with the Term Loan, the Company issued warrants to the Lenders (the “Term Loan Warrants”) to purchase up to 3,008,540 shares of the Company’s common stock at an exercise price of $2.576 per share with a termination date of December 12, 2028. At the date of issuance, the Company classified the Warrants as equity and recognized them in additional paid-in capital within its consolidated balance sheet. As of December 31, 2025, there were 2,508,683 Warrants that remained unexercised and outstanding.
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

In connection with the 2025 repurchase of the Convertible Notes, the Company entered into transactions to unwind a portion of the capped calls. The Company did not receive any proceeds from the unwinding of the capped calls in 2025.
6. Loss Per Share
The following participating securities have been excluded from the computation of diluted loss per share for the periods presented because including them would have been anti-dilutive:

	Year Ended
(In thousands)	December 31, 2025	December 31, 2024
Stock options and restricted stock units issued and outstanding	10,206	10,563
Warrants to purchase common stock	2,655	2,779
Common stock issuable in connection with convertible senior notes	1,240	2,483
Total	14,101	15,825
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

Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents are comprised primarily of domestic and foreign bank accounts and money market funds. These cash and cash equivalents are valued based on Level 1 inputs which consist of quoted prices in active markets. To reduce its credit risk, the Company monitors the credit standing of the financial institutions that hold the Company’s cash and cash equivalents. As of December 31, 2025 and 2024, the Company’s cash and cash equivalents approximated their estimated fair value. As such, there are no unrealized gains or losses related to the Company’s cash and cash equivalents.
Purchase Consideration
On March 1, 2022, the Company completed its acquisition of 100% of an influencer-based management company (the “March 2022 Acquisition”). As part of the consideration, the seller may receive contingent consideration (the “March 2022 Acquisition Contingent Compensation”) of up to $4,500 in cash. In July 2023, the Company entered into an amendment the March 2022 Acquisition securities purchase agreement (the “March 2022 Acquisition Contingent Compensation Amendment”) which provides that the March 2022 Acquisition Contingent Compensation was reduced to $3,500 and payment of the March 2022 Acquisition Contingent Compensation is now tied to employment status of the seller through December 31, 2025, irrespective of the actual financial performance of the acquired company. As the amount became fixed under the March 2022 Acquisition Contingent Compensation Amendment, the Company determined that the March 2022 Acquisition Contingent Compensation should no longer be categorized as Level 3 within the fair value hierarchy at the time of the amendment and was moved to Level 1 within the fair value hierarchy.
Veritone One Earnout Receivable
The Company made an accounting policy election to record the earnout receivable related to the Veritone One divestiture at fair value at inception, and it is categorized as Level 3 within the fair value hierarchy. The earnout receivable is recorded within other assets in the Company’s consolidated balance sheets as of December 31, 2025 and 2024. The earnout receivable for the Veritone One divestiture has been recorded at its fair value using a Monte Carlo simulation pricing model due to the variability of estimating future revenues associated with the Company’s earnout. These models incorporate contractual terms and assumptions regarding financial forecasts for Veritone One, discount rates, and volatility of forecasted revenue. The value of the Veritone One earnout receivable would decrease if a lower discount rate was used and would increase if a higher discount rate was used. Similarly, a higher revenue volatility assumption would increase the value of the Veritone One earnout receivable, and a lower revenue volatility assumption would decrease the value of the Veritone One earnout receivable. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management with the assistance of a third-party valuation specialist.
The following table sets forth the significant assumptions utilized to determine the fair value of the earnout receivable related to the sale of Veritone One as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Internal rate of return	—%	23.0%
Risk-free rate	—%	4.9%
Revenue volatility	—%	10.0%
The following table presents a summary of the change in the fair value of the earnout receivable, which was primarily driven by Veritone One not meeting the revenue targets associated with the earnout in order to collect the receivable. The earnout receivable is included in Other assets within the Company's consolidated balance sheets as of December 31, 2024:

Veritone One Earnout Receivable
Fair value as of December 31, 2024	$7,667
Change in fair value included in Other expense (income), net	(7,667)
Fair value as of December 31, 2025	$—

Stock Warrants
On the Closing Date of the Term Loan, the Company issued Term Loan Warrants to the Lenders to purchase up to 3,008,540 shares of the Company’s common stock at an exercise price of $2.576 per share. During the year ended December 31, 2024, 499,857 of these warrants were net settled in exchange for 298,110 shares of the Company’s common stock. No warrants were net settled during the year ended December 31, 2025. As of December 31, 2025, the Lenders held warrants to purchase 2,508,683 shares of Common Stock.
In addition, the Company has 145,945 common stock warrants with an exercise price of $13.61 which expire with various dates in 2027 which were issued in 2017.

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
Investments
The Company holds a strategic investment in a technology company that was determined to not have a readily determinable fair value. This investment is carried at a cost of $2,750 on the Company’s consolidated balance sheets within other assets as of December 31, 2025 and 2024 and is categorized as Level 3 within the fair value hierarchy.
In June 2023, the Company acquired a strategic investment in GridBeyond that did not have a readily determinable fair value. This investment was carried at a cost equal to its initial estimated fair value of $2,021 on the Company’s consolidated balance sheets within other assets as of June 30, 2023, with that initial estimated fair value based on third party valuation at the time of the transaction and was categorized as Level 3 within the fair value hierarchy. In April 2024, the Company sold its investment in GridBeyond for $1,800 in cash, resulting in a loss on sale of $172 and a foreign exchange loss of $49, recorded in other expense (income), net during the year ended December 31, 2024.
Because these investments do not have readily determinable fair values, the Company has elected to measure these investments under ASC 321, Investments—Equity Securities, at cost minus impairments, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments. No impairment was recorded for the years ended December 31, 2025 and 2024. The Company re-measures its investments if there is an observable transaction in a class of security similar to the Company’s investments and there were no such re-measurements for the years ended December 31, 2025 and 2024.
8. Goodwill and Other Intangible Assets
Goodwill recorded in connection with the Company’s acquisitions is primarily attributable to the assembled workforce and anticipated operational synergies. Goodwill was $54,256 and $53,110 as of December 31, 2025 and 2024, respectively. There were no impairments of goodwill during the year ended December 31, 2025 and 2024.
The Company has only one reporting unit and evaluates goodwill for impairment at the single reporting unit level. As a result, there is no goodwill assigned specifically to Veritone One and goodwill pertaining to discontinued operations is allocated based on the relative fair value of Veritone One and the remaining business.
The following table displays the changes in the carrying amount of goodwill:

Balance at December 31, 2024	$53,110
Foreign currency translation	1,146
Balance at December 31, 2025	$54,256
The gross carrying amounts and accumulated amortization of the Company’s finite-lived intangible assets as of December 31, 2025 and 2024 were as follows:

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$44,474	$(40,345)	$4,129
Customer relationships	99,225	(65,122)	34,103
Trademarks and trade names	2,300	(1,893)	407
Total finite-lived intangible assets	$145,999	$(107,360)	$38,639

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$44,100	$(33,561)	$10,539
Customer relationships	99,000	(50,866)	48,134
Trademarks and trade names	2,300	(1,473)	827
Total finite-lived intangible assets	$145,400	$(85,900)	$59,500
Amortization expense related to developed technology, customer relationships, and trademarks and trade names is recorded in depreciation and amortization within the Company’s consolidated statements of operations. Amortization expense of finite-lived intangible assets was $21,670 and $24,011 for the years ended December 31, 2025 and 2024, respectively.
The following table presents future amortization of the Company’s finite-lived intangible assets as of December 31, 2025:

Amount
2026	$17,168
2027	13,541
2028	7,870
2029	20
2030	20
2031	20
Total	$38,639
9. Consolidated Financial Statement Details

Consolidated Balance Sheets Details
Cash and Cash Equivalents
As of December 31, 2025 and 2024, the Company had cash and cash equivalents of $27,426 and $16,911.
Accounts Receivable, Net and Allowance for Credit Losses
Accounts receivable consisted of the following:

	As of
	December 31, 2025	December 31, 2024
Accounts receivable - Managed Services (1)	$13,600	$5,100
Accounts receivable - Software Products and Services	24,996	27,810
	38,596	32,910
Less: allowance for expected credit losses	(1,828)	(913)
Accounts receivable, net	$36,768	$31,997
Accounts receivable - Managed Services reflects the amounts due from the Company’s licensing and representation customers.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	December 31, 2025	December 31, 2024
Prepaid expenses	$5,383	$5,234
Indemnification escrow holdback	1,500	3,650
Other receivables	121	854
Trade credits	1,557	—
Other current assets	1,159	760
Prepaid expenses and other current assets	$9,720	$10,498
During the year ended December 31, 2025 the Company reduced the indemnification escrow as a result of the terms within the Veritone One Purchase Agreement. Refer to Note 4, Discontinued Operations, Business Combinations, and Divestiture, for additional information.
Property, Equipment and Improvements, Net
Property, equipment and improvements, net consisted of the following:

	As of
	December 31, 2025	December 31, 2024
Property and equipment	$3,738	$4,963
Internal use software development costs	16,533	14,100
Leasehold improvements	464	1,620
	20,735	20,683
Less: accumulated depreciation	(11,153)	(10,631)
Property, equipment and improvements, net	$9,582	$10,052

Depreciation expense was $5,504 and $4,499 for the years ended December 31, 2025 and 2024, respectively. Of the $3,738 and $4,963 in property and equipment as of December 31, 2025 and 2024, $426 and $2,745 consisted of work in progress not yet placed in service for internal use software development costs, respectively. Depreciation of internal use software development costs was $5,085 and $3,669 for the years ended December 31, 2025 and 2024, respectively.
The Company’s property, equipment and improvements, net by geographic area are as follows:

	As of
	December 31, 2025	December 31, 2024
United States	$6,059	$6,973
United Kingdom	3,333	2,846
Others	190	233
Total property, equipment and improvements, net	$9,582	$10,052
Other Assets
Other assets consisted of the following:

	December 31, 2025	December 31, 2024
Fair value of earnout receivable	$—	$7,667
Investments	2,970	2,990
Deferred tax assets	835	1,773
Operating lease right-of-use assets	1,794	840
Other	1	2,315
Other assets	$5,600	$15,585

Accrued expenses and other current liabilities consisted of the following:

	December 31, 2025	December 31, 2024
Accrued compensation	$4,288	$4,504
Taxes payable	3,760	5,645
Current portion of operating lease liabilities	620	698
Royalties payable	7,246	3,199
Accrued trade payables	12,272	14,882
Accrued expenses and other current liabilities	$28,186	$28,928

Other Non-Current Liabilities
Other non-current liabilities consisted of the following:

	As of
	December 31, 2025	December 31, 2024
Deferred tax liability	$4,111	$6,387
Income taxes payable	2,499	2,241
Operating lease liability	1,285	150
Unclaimed escrow liability	2,481	2,500
Other	—	22
Other non-current liabilities	$10,376	$11,300
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

Deferred Revenue
Balance as of December 31, 2024	$12,056
Less: revenue recognized	(30,711)
Additions to deferred revenue	30,945
Balance as of December 31, 2025	$12,290
Consolidated Statements of Operations and Comprehensive Loss Details
Revenue
Software Products & Services consists of revenue generated from the Company’s aiWARE platform, including its VDR product, and Talent Acquisition solutions, any related support and maintenance services, and any related professional services associated with the deployment and/or implementation of such solutions.
Managed Services consists of revenues generated from content licensing customers, representation services, and, to a lesser extent, from advertising customers and related services.
The table below illustrates the presentation of our revenues based on the above definitions:

	Year Ended
	December 31, 2025	December 31, 2024
Software Products & Services	$65,819	$61,068

Managed Services:
Representation Services	6,800	12,550
Licensing	19,573	19,019
Total Managed Services	26,373	31,569

Total revenue	$92,192	$92,637

During the year ended December 31, 2025 and 2024, $31,700 and $29,644 of our consolidated revenue was from customers outside of the U.S. and predominately in Europe.
10. Leases, Commitments, and Contingencies
Leases
The Company leases certain office space under non-cancellable lease agreements which expire between 2026 and 2030. These leases require monthly lease payments that may be subject to annual increases throughout the lease term. Certain of these leases also include renewal options at the election of the Company to renew or extend the lease for an additional one to five years. For certain leases, these optional periods have been considered in the determination of the right-of-use assets and lease liabilities associated with these leases as the Company has determined it is reasonably certain it will exercise the renewal options. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company classifies right-of-use assets within other assets and operating lease liabilities within accrued expenses and other current liabilities and non-current other liabilities within the consolidated balance sheet.
In January 2025, the Company entered into a non-cancellable agreement to lease office space in London to replace its existing office space. The base rent is approximately $2,622, translated at the December 31, 2025 spot rate, in the aggregate over the original lease term of 71 months from the commencement date.
The components of lease cost are as follows:

	Year Ended
	December 31, 2025	December 31, 2024
Lease cost:
Fixed operating lease cost	$576	$1,049
Short-term lease cost	169	2
Variable lease cost (1)	391	290
Total lease cost	$1,136	$1,341

(1)Variable lease costs, which include items such as real estate taxes, common area maintenance, and changes based on an index or rate, are not included in the calculation of the right-of-use assets and are recognized as incurred.
As of December 31, 2025, maturities of operating lease liabilities were as follows:

Amount
2026	$710
2027	444
2028	444
2029	444
2030	444
Total lease payments	2,486
Less: imputed interest	(581)
Present value of lease liabilities	$1,905
The weighted-average remaining lease term and the weighted-average discount rate used to calculate the present value of lease liabilities are as follows:

	December 31, 2025	December 31, 2024
Weighted-average remaining lease term	4.6 years	1.2 years
Weighted-average discount rate	11.4%	8.8%
Supplemental cash flow information related to leases is as follows:

	Year Ended
	December 31, 2025	December 31, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$624	$2,917
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$1,840	$—
Deferred Purchase Consideration
In connection with its acquisition of an influencer-based management company in March 2022, the Company committed to make deferred purchase consideration payments totaling $3,500 contingent upon recipient’s continued employment through December 31, 2025. The first payment of $1,000 was made in the first quarter of 2024, the second payment of $1,000 was made in the first quarter of 2025, and the final payment of $1,500 was made in the first quarter of 2026.
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
In December 2024, the Company received $2,500 in unclaimed funds associated with the PandoLogic acquisition from its escrow agent. Based on the jurisdiction of the potential future claims and underlying statute of limitations, the Company has recognized the unclaimed funds as part of other non-current liabilities within its consolidated balance sheets, which amounted to $2,481 and $2,500 as of December 31, 2025 and 2024, respectively, and will continue to evaluate the merit of such claims.
11. Stockholders’ Equity
At the Market Program
On November 19, 2024, the Company entered into a sales agreement (the "Sales Agreement") with Needham & Company, LLC and H.C. Wainwright & Co., LLC (the “Sales Agents”), to establish an “at-the-market” equity offering program (the "ATM Program"), pursuant to which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $35,000 from time to time through the Sales Agents. Sales under the Sales Agreement were conducted as “at-the-market” equity offerings as defined in Rule 415(a)(4) under the Securities Act, including sales made directly on The Nasdaq Global Market or other trading markets for the Company’s common stock. The issuance and sale of shares was made pursuant to the Company’s registration statement on Form S-3 (File No. 333-280148), which became effective on June 21, 2024, and the related prospectus supplement filed with the SEC on November 19, 2024. From inception through its termination in October 2025, the Company received $33,507 in net proceeds from sales of 11,740,454 shares of its common stock pursuant to the ATM Program.
January 2025 Registered Direct Offering
On January 2, 2025, the Company issued and sold an aggregate of 4,414,878 shares of common stock at a price of $2.53 per share and pre-funded warrants to purchase up to 3,608,838 shares of common stock at a price of $2.52 per pre-funded warrant (the “January 2025 Pre-Funded Warrants”), with an exercise price of $0.01, in a registered direct offering with Esousa Group Holdings, LLC. The aggregate net proceeds were approximately $19,947, after deducting offering expenses.

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
On October 17, 2025, the January 2025 Pre-Funded Warrants were exercised in full, and as of December 31, 2025, no warrants remained outstanding.
June 2025 Registered Direct Offering and Private Placement
On June 30, 2025, the Company agreed to issue and sell an aggregate of 6,452,293 shares of the Company’s common stock at a price of $1.09 per share and pre-funded warrants to purchase up to 1,804,587 shares of the Company’s common stock (the “June 2025 Pre-Funded Warrants”), priced at $1.08 per pre-funded warrant, with an exercise price of $0.01 per share, to certain institutional and accredited investors in a registered direct offering. The sale and issuance of shares and warrants were completed on July 1, 2025. The aggregate net proceeds were approximately $8,095, after deducting placement agent fees and offering expenses.
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
On October 17, 2025, the June 2025 Pre-Funded Warrants were exercised in full, and as of December 31, 2025, no warrants remained outstanding.

Additionally, on June 30, 2025, pursuant to the terms of a securities purchase agreement (the :RDO Purchase Agreement’), the Company and Ryan Steelberg, the Company’s President, Chief Executive Officer and Chairman of its Board of Directors, as trustee of The RSS Living Trust dated April 6, 2012 (the “RSS Trust”) entered into a securities purchase agreement (the “Steelberg Purchase Agreement”), pursuant to which the RSS Trust agreed to purchase from the Company, and the Company agreed to issue and sell to the RSS Trust, up to 709,220 shares of the Company’s common stock for a gross aggregate offering price of $1,000, at a price per share equal to the greater of (i) $1.41 (representing the consolidated closing bid price of the Company’s common stock on June 27, 2025) and (ii) the consolidated closing bid price of the Company’s common stock on the date that is the second full trading day after the date on which the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 (“Q2 Form 10-Q”) is filed with the SEC (such transaction, the “Private Placement” and such shares, the “Private Placement Shares”).
The Private Placement Shares were initially classified as a liability within the Company’s consolidated balance sheet pursuant to ASC 480. The Private Placement Shares were liability classified because the Company was obligated to deliver a variable number of shares based on the closing bid price of its common stock on the trading day preceding the closing date, while the monetary obligation was fixed at inception. The liability was recorded at its fair value of approximately $1,000, equal to the gross aggregate offering price of the Private Placement Shares.
The Private Placement closed on August 13, 2025, the third full trading day after the filing of the Company’s Q2 Form 10-Q with the SEC. In connection with the closing of the Private Placement, the Company issued 366,300 shares of its common stock at a price per share of $2.73, the consolidated closing bid price of the Company’s common stock on August 12, 2025, and simultaneously extinguished the liability related to the Private Placement Shares as described above. The aggregate net proceeds were approximately $916, after deducting placement agent fees and offering expenses. The Private Placement Shares were not registered under the Securities Act and were offered pursuant to the exemption from registration provided in Section 4(a)(2) of the Securities Act and Rule 506(b) promulgated thereunder. The RSS Trust is an “accredited investor” as such term is defined in Rule 501(a) under the Securities Act.
September 2025 Underwritten Public Offering
On September 12, 2025, the Company issued and sold an aggregate of 10,931,560 shares of common stock at a price of $2.63 per share in an underwritten public offering. The aggregate net proceeds were approximately $26,532, after deducting underwriting discounts and commissions and offering expenses.
October 2025 Underwritten Public Offering
On October 17, 2025, the Company issued and sold an aggregate of 12,864,494 shares of common stock at a price of $5.83 per share to certain institutional and accredited investors in a registered direct offering. The aggregate net proceeds were approximately $70,150, after deducting underwriting discounts and commissions and offering expenses.
Capped Call Transactions
In November 2021, in connection with the issuance of the Convertible Notes, the Company paid approximately $18,616 to enter into Capped Call Transactions with various financial institutions. The Capped Call Transactions are expected generally to reduce the potential dilution upon conversion of the Convertible Notes in the event that the market price of the common shares was greater than the strike price of the Capped Call Transactions, initially set at $35.76 per common share, with such reduction of potential dilution subject to a cap based on the cap price initially set at $48.55 per common share. The strike price and cap price were subject to certain adjustments under the terms of the Capped Call Transactions. Therefore, as a result of executing the Capped Call Transactions, the Company in effect was only exposed to potential net dilution once the market price of its common shares exceeded the adjusted cap price. As a result of the Capped Call Transactions, the Company’s additional paid-in capital within shareholders’ deficit on its consolidated balance sheet was reduced by $18,616 during the fourth quarter of 2021.
During December 2022, December 2023, and November 2025, in connection with the Company’s repurchases of portions of the Convertible Notes, the Company entered into partial settlement agreements with the option counterparties to the Capped Call Transactions to terminate a portion of such existing transactions, in each case, in a notional amount corresponding to the aggregate principal amount of Convertible Notes that were repurchased. The Company did not receive any amount of cash as part of the settlement during the year ended December 31, 2025.

12. Stock-Based Compensation
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

The 2018 Plan allows the Company to grant Performance Options to its executive officers and other employees as an incentive for them to remain in service with the Company and to further align their interests with the interests of the Company’s stockholders. A total of 4,200,000 shares of the Company’s common stock have been authorized for issuance under the 2018 Plan. On March 30, 2023, the Board approved an Amended and Restated Inducement Grant Plan that increased the number of shares reserved for issuance thereunder by 425,000 shares, to an aggregate of 1,175,000 shares.
As of December 31, 2025, there were no shares of common stock available for future grant under the 2018 Plan.
Inducement Grant Plan
In October 2020, the Company’s Board of Directors (the “Board”) adopted the Company’s Inducement Grant Plan (the “Inducement Grant Plan”). Under the Inducement Grant Plan, nonstatutory stock options, stock appreciation rights, stock awards, restricted stock units and dividend equivalent rights may be granted as an inducement material for eligible persons to enter into employment with the Company in accordance with NASDAQ Marketplace Rule 5635(c)(4) and the related guidance under NASDAQ IM 5635-1, and any amendments or supplements thereto. The Company has initially reserved 750,000 shares of common stock for issuance under the Inducement Grant Plan. As of December 31, 2025, an aggregate of 447,178 shares of common stock were available for future grant under the Inducement Grant Plan.
2023 Equity Incentive Plan

The Company’s 2023 Equity Incentive Plan (as amended, the “2023 Plan”) was approved by our Board in March 2023 and by our stockholders in June 2023 at our annual meeting. The 2023 Plan became effective immediately following the close of business on June 8, 2023 (the “2023 Plan Effective Time”). Under the 2023 Plan, the Compensation Committee or our Board has authority to grant incentive stock options to our employees and employees of certain subsidiaries, and to grant nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards, and other forms of stock awards to our employees, directors and consultants and the employees and consultants of our affiliates. In March 2025, our Board approved the Amended and Restated 2023 Equity Incentive Plan that increased the number of shares reserved for issuance thereunder by 2,500,000 shares. The Amended and Restated 2023 Equity Incentive Plan was approved by our stockholders in June 2025 at our annual meeting.

Under the 2023 Plan, the Company may grant up to 5,000,000 shares of our common stock plus the aggregate of (A) the number of shares of our common stock which were available for the grant of new awards under the 2014 Plan and 2017 Plan as of the 2023 Plan Effective Time, and (B) all Returning Shares (as defined below), if any, as they become available from time to time. “Returning Shares” means shares of our common stock subject to an outstanding award granted under the 2014 Plan or 2017 Plan and that, following the 2023 Plan Effective Time: (1) are not issued because such stock award or any portion thereof expires or otherwise terminates without all of the shares covered by such stock award having been issued; (2) are not issued because such stock award or any portion thereof is settled in cash; (3) are forfeited back to or repurchased by the Company because of the failure to meet a contingency or condition required for the vesting of such shares; (4) are withheld or reacquired to satisfy the exercise, strike or purchase price; or (5) are withheld or reacquired to satisfy a tax withholding obligation. The Board may suspend or terminate the 2023 Plan at any time. The aggregate maximum number of shares of our common stock that may be issued pursuant to the exercise of incentive stock options granted under the 2023 Plan is 2,000,000 shares. The authority to grant new incentive stock options under the 2023 Plan will terminate on March 30, 2033.
As of December 31, 2025, an aggregate of 3,758,603 shares of our common stock were available for future grant under the 2023 Plan.
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
The fair values of time-based stock options granted under the Stock Plans and purchase rights under the ESPP are determined as of the grant date using the Black-Scholes-Merton option-pricing model. There were no options granted during the years ended December 31, 2025 and 2024.
The assumptions used in calculating the fair values of purchase rights granted under the ESPP during the years ended years ended December 31, 2025 and 2024 are set forth in the table below:

	Year Ended December 31,			Year Ended December 31,
	2025			2024
Expected term (in years)	0.5	—	2.0	0.5	—	2.0
Expected volatility	101%	—	129%	106%	—	139%
Risk-free interest rate	3.87%	—	4.28%	4.60%	—	4.60%
Stock Options
The following table summarizes the activities for all stock options under the Company’s stock-based compensation plans for the year ended December 31, 2025:

	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
Outstanding as of December 31, 2024(2)	8,438	$12.93	3.16 years	$152
Granted	—	$—
Exercised(3)	(80)	$3.53
Forfeited or expired(4)	(400)	$11.78
Outstanding as of December 31, 2025(2)	7,958	$13.08	3.20 years	$424
Exercisable as of December 31, 2025(5)	7,918	$13.11	3.18 years	$412
Vested and expected to vest as of December 31, 2025(6)	7,958	$13.08	3.20 years	$424

(1)The intrinsic value is the amount by which the current market value of the underlying stock exceeds the exercise price of the stock awards.
(2)Includes 3,530 and 3,620 performance condition stock options as of December 31, 2025 and 2024, respectively.
(3)Includes 4 performance condition stock options.
(4)Includes 86 performance condition stock options.
(5)Includes 3,530 performance condition stock options.
(6)Includes 3,530 performance condition stock options.
There were no stock options granted during the years ended December 31, 2025 and 2024. The total intrinsic value of stock options exercised during the years ended December 31, 2025 and 2024 was $173 and $161, respectively.
As of December 31, 2025, the total unrecognized compensation cost related to all nonvested stock options was $1,026 and the related weighted-average period over which it is expected to be recognized was approximately 1.02 years.

Restricted Stock Units
The following table summarizes the activities for all RSUs under the Company’s stock-based compensation plans for the year ended December 31, 2025:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2024(1)	1,902	$4.94
Granted(2)	1,758	$3.26
Vested	(772)	$4.84
Forfeited(3)	(572)	$4.97
Outstanding as of December 31, 2025(1)	2,316	$3.69

(1)Includes 323 and 248 performance condition RSUs as of December 31, 2025 and 2024, respectively.
(2)Includes 323 performance condition RSUs.
(3)Includes 248 performance condition RSUs.
The total vesting date fair value of RSUs which vested during the years ended December 31, 2025 and 2024 was $2,193 and $3,071, respectively.
As of December 31, 2025, the total unrecognized compensation cost related to all nonvested RSUs was $4,433 and the related weighted-average period over which it is expected to be recognized was approximately 1.78 years.
Stock-Based Compensation Expense
The following table provides information about stock-based compensation expense by award type:

	Year Ended
	December 31, 2025	December 31, 2024
Stock options	$1,475	$2,091
Restricted stock units	3,651	5,043
Employee stock purchase plan	1,560	993
Total stock-based compensation expense	$6,686	$8,127
The following table provides information about stock-based compensation expense by financial statement line item:

	Year Ended
	December 31, 2025	December 31, 2024
Cost of revenue (exclusive of depreciation and amortization)	$—	$—
Sales and marketing	1,069	1,047
Research and development	1,170	1,480
General and administrative	4,447	5,600
Total stock-based compensation expense	$6,686	$8,127
Stock-based compensation expense capitalized as part of internal-use software was $192 and $375 for the years ended December 31, 2025 and 2024, respectively.

13. Income Taxes
The components of loss from continuing operations before income taxes were as follows:

	Year Ended
	December 31, 2025	December 31, 2024
Domestic	$(91,023)	$(73,159)
Foreign	(20,937)	(27,034)
Total	$(111,960)	$(100,193)
Income taxes were as follows:

	Year Ended
	December 31, 2025	December 31, 2024
Current tax expense:
Federal	$—	$51
State	221	397
Foreign	883	446
Total current tax expense	1,104	894
Deferred tax expense:
Federal	(15,707)	(13,381)
State	(5,317)	(6,016)
Foreign	(4,242)	(4,781)
Change in valuation allowance	23,934	19,423
Total deferred tax expense	(1,332)	(4,755)
Total tax expense	$(228)	$(3,861)

The significant categories of temporary differences that gave rise to deferred income tax assets and liabilities were as follows:

	December 31, 2025	December 31, 2024
Deferred tax assets:
Net operating loss carryforwards	$59,394	$44,928
Stock-based compensation	21,131	21,460
Accrued expenses	364	165
Capital loss carryforward	5,678	5,031
Capitalized research and development	15,640	15,856
Fixed assets	225	341
Operating lease liabilities	54	134
Research credits	9,902	9,283
Interest expense carryforward	9,337	4,836
Other	1,537	1,368
Gross deferred tax assets	123,262	103,402
Less: valuation allowance	(117,740)	(93,159)
Total deferred tax assets	5,522	10,243
Deferred tax liabilities:
Operating lease right-of-use assets	(52)	(132)
Unremitted foreign earnings	(1,419)	(1,086)
Installment sale	—	(2,090)
Intangible assets and goodwill	(7,326)	(11,549)
Other	—	—
Total deferred tax liabilities	(8,797)	(14,857)
Total net deferred tax assets	$(3,275)	$(4,614)

The following table presents a reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to our income before income taxes:

	Year Ended December 31, 2025
	Amount	% of Income Before Income Taxes
U.S. federal statutory income tax rate	$(23,511)	21.00%
State and local income taxes, net of federal income tax effect (1)	176	(0.16)%
Foreign tax effects
Israel
Changes in Israel valuation allowances	2,950	(2.63)%
Other	(583)	0.52%
Other countries	1,090	(0.97)%
Effect of cross-border tax laws
Subpart F	1,104	(0.99)%
Other	317	(0.28)%
Tax credits	(260)	0.23%
Changes in valuation allowance	16,785	(15.00)%
Nontaxable or nondeductible items
Stock compensation and officers' compensation	1,169	(1.04)%
Other	45	(0.04)%
Changes in unrecognized tax benefits	226	(0.20)%
Other adjustments	264	(0.24)%
	(228)	0.20%
(1) State taxes in California, Maryland, Texas and Illinois made up the majority (greater than 50 percent) of the tax effect in this category.
The reconciliation between the provision for income taxes at the statutory rate and the provision for income taxes at the effective tax rate is as follows:

Year Ended
December 31, 2024
Tax expense at United States statutory rate	21.00%
Increase (decrease) in tax resulting from:
State taxes, net of federal effect	3.75%
Impact of foreign operations	(1.39)%
Research & development credits	0.68%
Stock-based compensation	(1.26)%
Change in valuation allowance	(18.94)%
Total	3.84%
The Company has evaluated the available positive and negative evidence supporting the realization of its gross deferred tax assets, including its cumulative losses, and the amount and timing of future taxable income, and has determined it is more likely than not that historical U.S. federal and state deferred tax assets will not be realized. Accordingly, the Company recorded a valuation allowance as of December 31, 2025 and 2024 against these deferred tax assets.

The change in the valuation allowance for the years ended December 31, 2025 and 2024 is as follows:

	Year Ended
	December 31, 2025	December 31, 2024
Valuation allowance, at beginning of year	$93,159	$93,566
Increase (decrease) recognized in other comprehensive income (loss)	647	(311)
Increase recognized in tax provision, continuing operations	23,934	19,423
Increase recognized in tax provision, discontinued operations	—	(19,519)
Valuation allowance, at end of year	$117,740	$93,159
As of December 31, 2025, the Company continues to provide a valuation allowance against federal and state deferred tax assets that are not expected to be realizable. The Company continues to evaluate the realizability of deferred tax assets and the related valuation allowance. If the Company’s assessment of the deferred tax assets or the corresponding valuation allowance were to change, the Company would record the related adjustment to income during the period in which the determination is made.
As of December 31, 2025, the Company has federal, state, and foreign income tax net operating loss carryforwards of approximately $195,092, $173,325, and $40,035 respectively. The U.S. federal and state net operating losses are projected to expire beginning in 2037 and 2030, respectively, unless previously utilized. Net federal operating loss carryforwards generated after January 1, 2018 may be carried forward indefinitely, subject to the 80% taxable income limitation on the utilization of the carryforwards. The foreign net operating loss carryforwards do not expire. In addition, the Company had federal and state research and development credit carryforwards of approximately $8,131 and $5,195, respectively, as of December 31, 2025. The federal research and development credit will begin to expire in 2036 if unused and the state research and expenditure credit may be carried forward indefinitely. Utilization of the Company’s U.S. net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations set forth in Internal Revenue Code Section 382 and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and tax credit carryforwards before utilization. As of December 31, 2025, the Company has foreign net loss carryforwards of $40,035 which can be carried forward indefinitely.
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
As of December 31, 2025 and 2024, the Company had approximately $7,457 and $6,954 respectively, of unrecognized tax benefits of which $3,775 would impact the Company’s effective tax rate if recognized. If recognized, $4,777 would result in a deferred tax asset for tax attribute carryforwards, out of which $2,891 is expected to require a full valuation allowance based on present circumstances. The Company estimates that none of its unrecognized tax benefits will materially change within the next twelve months. As of December 31, 2025 and 2024, amounts accrued for interest were recorded within income tax expense and were $180 and $71, respectively, and amounts accrued for penalties of $430 and $381, were also recorded within income tax expense, respectively.
A reconciliation of the unrecognized tax benefits from January 1, 2024 to December 31, 2025 is as follows:

	Year Ended
	December 31, 2025	December 31, 2024
Unrecognized tax benefit as of January 1	$6,954	$6,873
Gross increase for tax positions for the prior year	(62)	(303)
Gross decrease for tax positions for the prior year	497	393
Gross increase for tax positions of the current year	140	170
Gross decrease for lapse of statute of limitations	(72)	(179)
Unrecognized tax benefits balance at December 31	$7,457	$6,954

The Company is subject to taxation in the United States, Israel, the United Kingdom, France, Australia, and various U.S. states. In general, the U.S. federal statute of limitations is three years. However, the Internal Revenue Service may still adjust a tax loss or credit carryover in the year the tax loss or credit carryover is utilized. As such, our U.S. federal tax returns and state tax returns are open for examination since inception. The Israeli statute of limitations period is generally three years commencing at the end of the year in which the return was filed. The United Kingdom statute of limitations period is generally one year commencing the day the Company has filed its tax return, or, for larger companies, the statutory due date of such return. The France statute of limitations period is generally three years commencing at the end of the year that has triggered the tax liability. The Australia statute of limitations period is generally four years commencing the day the Company has filed its tax return. The Company is not currently under examination from income tax authorities in the jurisdictions in which the Company does business.
On August 16, 2022, the U.S. government enacted the Inflation Reduction Act (“IRA”), which, among others, implements a 15% corporate alternative minimum tax based on the adjusted financial statement income for certain large corporations and a 1% excise tax on net share repurchases. The minimum tax and excise tax, if applicable, are effective for fiscal years beginning after December 31, 2022. The IRA had no material impact on our financial position, results of operations or cash flows. We will continue to monitor additional future guidance from the IRS.
On July 4, 2025, the U.S. enacted H.R. 1 “A bill to provide for reconciliation pursuant to Title II of H. Con. Res. 14”, commonly referred to as the One Big Beautiful Bill Act (the “OBBBA”). The OBBBA contains significant provisions, including the permanent extension or restoration of certain expiring corporate income tax provisions, originally introduced by the Tax Cuts and Jobs Act of 2017, and incremental modifications to the international framework. The legislation has multiple effective dates, with certain provisions effective for the tax year beginning after December 31, 2024, and others effective for tax years beginning after December 31, 2025. Veritone has evaluated the OBBBA provisions enacted and has included the related impact in the provision for income taxes. The OBBBA did not have a material impact to our tax expense in 2025 and is not expected to have a material impact on future periods.
Cash paid for income taxes was as follows:

Year Ended December 31, 2025

Federal	$—
State
Massachusetts	124
Other states	366
Foreign
United Kingdom	650
Israel	843
Other foreign	25
—
$2,008
14. Related Party Transactions
Steel Holdings Consulting Agreement
On January 4, 2023, the Company entered into a consulting agreement with Steel Holdings, LLC effective January 1, 2023 (the “Steel Holdings Consulting Agreement”). Steel Holdings, LLC is an entity affiliated with Chad Steelberg, formerly a member of the Board, as well as the Company’s former Chairman of the Board and former Chief Executive Officer. Under the Steel Holdings Consulting Agreement, the Company retained Mr. Steelberg as a consultant to provide ongoing Chief Executive Officer transition services and to manage and oversee the further development of the Company’s aiWARE platform.

In January 2024, the Company entered into an amended and restated independent contractor services agreement with Steel Holdings, LLC (the “Amended Consulting Agreement”), which superseded and replaced the Steel Holdings Consulting Agreement, and which terminated by its terms on December 31, 2025. Pursuant to the Amended Consulting Agreement, Mr. Steelberg will provide technical advisory services related to the Company’s software, software architecture and technology strategy as requested by the Company’s Chief Executive Officer until December 31, 2025, the termination date of the Amended Consulting Agreement. In consideration for such services, the Company paid Steel Holdings, LLC $1,000 in cash on July 1, 2024 and agreed to pay Steel Holdings, LLC $50 per month in cash for the period from January 2024 through December 2025. The Company reimbursed Steel Holdings, LLC for reasonable and documented expenses incurred in connection with providing the services in accordance with the Company’s standard travel and expense policies.
The Company determined that all future payments under the Amended Consulting Agreement are probable and estimable, and that substantially all benefits earned under the agreement relate to past services rendered. As such, the Company recognized a resulting acceleration charge of $1,484 to general and administrative expenses within its consolidated statement of operations during the year ended December 31, 2024. The Amended Consulting Agreement expired by its terms on December 31, 2025.

In January 2026, following the termination of the Amended Consulting Agreement, the Company entered into a new independent contractor services agreement with Steel Holdings, LLC (the “2026 Consulting Agreement”). Pursuant to the 2026 Consulting Agreement, Mr. Steelberg will provide technical advisory services related to the Company’s software and services, including strategic government sales and business development services, identification and pursuit of prospective customers, partners, and revenue opportunities, and supporting the Company’s go-to-market execution, as requested by the Company’s Chief Executive Officer until December 31, 2026, the termination date of the 2026 Consulting Agreement. In consideration for such services, the Company will pay to Steel Holdings, LLC $12,500 per month in cash for the period from January 2026 through December 2026. The Company will reimburse Steel Holdings, LLC for reasonable and documented expenses incurred in connection with providing the services in accordance with the Company’s standard travel and expense policies.
The 2026 Consulting Agreement may be terminated by either party with 90 days’ notice. If the Company terminates the 2026 Consulting Agreement for any reason other than Steel Holdings, LLC’s material breach, then any remaining compensation payments under the 2026 Consulting Agreement will become due and payable.
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
There were no other material related party transactions during the year ended December 31, 2025.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2025. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to enable timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms promulgated by the SEC. Our management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and there is no assurance that our disclosure controls and procedures will operate effectively under all circumstances. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2025, our disclosure controls and procedures were not effective at the reasonable assurance level due to the following material weaknesses in internal control over financial reporting.

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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based upon its assessment, our management believes that, as of December 31, 2025, our internal control over financial reporting was not effective due to the following material weaknesses in internal control over financial reporting.
Material Weaknesses in Internal Control over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

During the preparation of our Form 10-K for the year ended December 31, 2025, management identified a material weakness in internal control over financial reporting relating to revenue recognition, specifically as it relates to the determination of the appropriate accounting for non-routine revenue transactions. This material weakness was not remediated as of December 31, 2025.
During the preparation of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, management identified a material weakness in internal control over financial reporting relating to a lack of an effective information and communication process that identified and assessed the source of and controls necessary to ensure the reliability of information used in financial reporting and for providing information required for effective activity level controls. This material weakness was not remediated as of December 31, 2025 and could have resulted in a material misstatement to the Company's consolidated financial statements that would not be prevented or detected on a timely basis.

During the preparation of our Annual Report on Form 10-K for the fiscal years ended December 31, 2023 and 2022, management identified the following material weaknesses in internal control over financial reporting, which still exist as of December 31, 2025:
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
Related to the findings above, management concluded that during the year ended December 31, 2023, the Company did not maintain appropriately designed entity-level controls impacting the control environment or monitoring controls to prevent or detect material misstatements to the consolidated financial statements. Specifically, these deficiencies were attributed to (i) a lack of a sufficient number of qualified resources to perform control activities and (ii) insufficient risk assessment and monitoring activities as a result of untimely or ineffective identification of internal control risks to properly design, test, implement and assess effective internal controls over financial reporting. This material weakness has not been remediated as of December 31, 2025.

This Annual Report on Form 10-K does not include an audit report from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our registered public accounting firm since we are a non-accelerated filer.
Remediation of Material Weaknesses in Internal Control Over Financial Reporting
In order to remediate the material weaknesses, management took and is continuing to take remediation actions including:
(i)continued engagement since March 2024 with an outside firm to assist the Company with its remediation actions;
(ii)development of a more robust plan and risk assessment process around the proper design, testing and assessment of operating effectiveness of internal controls over financial reporting which has been an ongoing process since April 2024;
(iii)development and delivery of a training program addressing ITGCs and policies, including educating control owners concerning the principles and requirements of each control, with a focus on those related to user access and change management over IT systems impacting financial reporting;
(iv)development and maintenance of documentation of underlying ITGCs to promote knowledge transfer upon personnel and function changes;
(v)implementation of a quarterly IT management review and testing plan to monitor ITGCs, including user access reviews and change management controls with a specific focus on systems supporting our financial reporting processes;
(vi)hiring and training staff on proper accounting for foreign exchange translation, transactions when consolidating foreign subsidiaries and the proper, accurate and timely evaluation of the realizability of long lived assets, including goodwill and intangible assets. Management has also hired additional staff to oversee the implementation and testing of these remediation actions; and
(vii)implementation of enhanced procedures for the evaluation and review of non-routine revenue transactions. including review of the estimated fair value of noncash consideration, or assessment of standalone selling price of the services promised to the customer, as applicable.

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
Changes in Internal Control over Financial Reporting
While management continues to make progress on its remediation efforts, other than the remediation efforts described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B.    Other Information.

There are no disclosures required by this Item 9B, including those relating to “Rule 10b5-1 trading arrangements” and “non-Rule 10b5-1 trading arrangements,” as those terms are defined in Item 408 of Regulation S-K.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
Our Board has adopted a Code of Business Conduct and Ethics (the “Code of Conduct”) that applies to all of our directors, officers and employees, including our principal executive officer, principal financial and accounting officer, or persons performing similar functions. The full text of our Code of Conduct is available on our investor relations website at investors.veritone.com under the “Governance” section. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendments to, or waivers from, a provision of our Code of Conduct by posting such information on the website address and location specified above.
We have adopted an insider trading policy and procedures governing the purchase, sale, and other dispositions of our securities by directors, officers, and employees that are reasonably designed to promote compliance with insider trading laws, rules, and regulations, and applicable Nasdaq listing standards, as well as procedures designed to further the foregoing purposes. A copy of our insider trading policy is filed with this Annual Report on Form 10-K as Exhibit 19.1.

The remaining information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2025.
Item 11.    Executive Compensation.
The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2025.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2025.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2025.
Item 14.    Principal Accountant Fees and Services.
The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2025.

PART IV
Item 15.    Exhibits and Financial Statement Schedules.
(a)The following documents are filed as part of this Annual Report on Form 10-K, or incorporated herein by reference:
1.Financial Statements. The financial statements included in Part II, Item 8, Financial Statements and Supplementary Data, of this document are filed as part of this Annual Report on Form 10‑K.
2.Financial Statement Schedules. Schedules are omitted because the required information is inapplicable, not material, or the information is presented in the consolidated financial statements or related notes.
3.Exhibits. The exhibits listed in the Exhibit Index immediately below are filed as part of this Annual Report on Form 10-K, or are incorporated by reference herein.
(b)Exhibit Index:

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date
3.1	Fourth Amended and Restated Certificate of Incorporation of the Registrant	8-K	3.1	6/16/2025
3.2	Amended and Restated Bylaws of the Registrant	8-K	3.2	5/23/2017
4.1	Specimen Stock Certificate evidencing the shares of the Registrant’s common stock	S-1/A	4.1	4/28/2017
4.2	Form of Indenture	S-3	4.4	6/1/2018
4.3*	Description of Registrant’s securities registered under Section 12 of the Exchange Act
4.4	Indenture, dated as of November 19, 2021, by and among Veritone, Inc. and U.S. Bank National Association, as trustee	8-K	4.1	11/22/2021
4.5	Form of Warrant issued pursuant to Term Loan	8-K	4.1	12/14/2023
4.6	Registration Rights Agreement, dated December 13, 2023, by and among Veritone, Inc. and the investors identified therein	8-K	4.2	12/14/2023
4.7	Form of Pre-Funded Warrant issued to Esousa Group Holdings, LLC	8-K	4.1	1/2/2025
4.8	Form of Pre-Funded Warrant	8-K	4.1	6/30/2025
10.1#	Veritone, Inc. 2014 Stock Option/Stock Issuance Plan (2014 Plan)	S-1	10.1	3/15/2017
10.2#	Amendment to 2014 Plan dated April 27, 2017	S-1/A	10.33	4/28/2017
10.3#	Form of Notice of Grant of Stock Option, together with Forms of Stock Option Agreement and Stock Purchase Agreement (for use with the 2014 Plan)	S-1	10.2	3/15/2017
10.4#	Form of Stock Issuance Agreement (for use with the 2014 Plan with 83(b) election)	S-1	10.3	3/15/2017
10.5#	Form of Stock Issuance Agreement (annual vesting for use with 2014 Plan without 83(b) election)	S-1/A	10.15	4/28/2017
10.6#	Form of Notice of Grant of Stock Option, together with Forms of Stock Option Agreement and Stock Purchase Agreement, relating to Time-Based Option granted to each of Chad Steelberg and Ryan Steelberg on May 11, 2017	10-Q	10.1	6/26/2017
10.7#	Form of Notice of Grant of Stock Option, together with Forms of Stock Option Agreement and Stock Purchase Agreement, relating to Performance-Based Option granted to each of Chad Steelberg and Ryan Steelberg on May 11, 2017	10-Q	10.2	6/26/2017
10.8#	Form of Change in Control (CIC) Addendum to Stock Option Agreement for use in connection with the grant of stock options to certain executive officers under the 2014 Plan	S-1	10.38	11/15/2017
10.9#	2017 Stock Incentive Plan (2017 Plan)	S-1/A	10.14	4/28/2017
10.10#	Form of Notice of Grant of Stock Option, together with Forms of Stock Option Agreement and Stock Purchase Agreement, for use with the 2017 Plan	10-Q	10.3	6/26/2017

10.11#	Forms of Notice of Grant of Stock Option and Stock Option Agreement for use in connection with grants of stock options to Chad Steelberg and Ryan Steelberg under 2017 Plan	10-Q	10.1	5/8/2018
10.12#	Form of Change in Control (CIC) Addendum to Stock Option Agreement for use in connection with grants of stock options to certain executive officers under 2017 Plan	10-Q	10.2	5/8/2018
10.13#	Form of Restricted Stock Unit Agreement for use under the 2017 Plan	10-Q	10.3	5/8/2018
10.14#	Form of Restricted Stock Unit Agreement for use in connection with the award of restricted stock units to executive officers under the 2017 Plan	10-K	10.16	3/18/2019
10.15#	Form of Notice of Grant of Stock Option and Stock Option Agreement for use in connection with the grant of stock options with performance-based vesting conditions under the 2017 Plan	10-K	10.17	3/18/2019
10.16#	Veritone, Inc. 2018 Performance-Based Stock Incentive Plan (2018 Plan)	S-8 POS	99.5	6/21/2023
10.17#	Amendment No. 1 to Veritone, Inc. 2018 Performance-Based Stock Incentive Plan	8-K	10.1	9/1/2020
10.18#	Amended and Restated CEO Award Agreement between the Registrant and Chad Steelberg dated effective as of August 27, 2020	8-K	10.2	9/1/2020
10.19#	Amended and Restated President Award Agreement between the Registrant and Ryan Steelberg dated effective as of August 27, 2020	8-K	10.3	9/1/2020
10.20#	Form of Award Agreement to be used under the 2018 Plan	8-K	10.4	7/5/2018
10.21#	Veritone, Inc. Amended and Restated Inducement Grant Plan (the Inducement Plan)	8-K	10.1	3/30/2023
10.22#	Form of Notice of Grant of Stock Option under the Inducement Plan	S-8	99.2	10/7/2020
10.23#	Form of Stock Option Agreement under the Inducement Plan	S-8	99.3	10/7/2020
10.24#	Form of Notice of Grant of Performance-Based Stock Option under the Inducement Plan	S-8	99.4	10/7/2020
10.25#	Form of Performance-Based Stock Option Agreement under the Inducement Plan	S-8	99.5	10/7/2020
10.26#	Form of Restricted Stock Unit Agreement under the Inducement Plan	S-8	99.6	10/8/2020
10.27#	Veritone, Inc. Employee Stock Purchase Plan	S-1/A	10.32	4/28/2017
10.28#	Form of Indemnification Agreement for directors and officers	S-1/A	10.17	4/28/2017
10.29	Form of Common Stock Purchase Warrant issued to Acacia and Veritone LOC, LLC	S-1/A	10.22	4/21/2017
10.30	Form of Capped Call Transactions Confirmation	8-K	10.1	11/22/2021
10.31	Registration Rights Agreement, made and entered into as of September 14, 2021, by and between the Registrant and the shareholders named therein	10-Q	10.1	11/15/2021
10.32^	Amended and Restated Independent Contractor Services Agreement, dated January 23, 2024, between Veritone, Inc. and Steel Holdings, LLC	8-K	10.2	1/23/2024
10.33#	Employment Agreement, dated January 19, 2023, between Veritone, Inc. and Ryan Steelberg	8-K	10.1	1/20/2023
10.34#	Employment Agreement, dated January 19, 2023, between Veritone, Inc. and Michael L. Zemetra	8-K	10.2	1/20/2023
10.35#	Veritone, Inc. 2023 Equity Incentive Plan	8-K	10.1	6/14/2023
10.36	Securities Purchase Agreement, dated January 2, 2025, by and among Veritone, Inc. and Esousa Group Holdings, LLC	8-K	10.1	1/2/2025
10.37†	Credit and Guaranty Agreement, dated December 13, 2023, by and among Veritone, Inc., certain of its direct and indirect subsidiaries and the other parties thereto	8-K	10.1	12/14/2023

10.38†	Limited Consent, dated March 13, 2025, to Credit and Guaranty Agreement, dated December 13, 2023, by and among Veritone, Inc., certain of its direct and indirect subsidiaries and the other parties thereto	8-K	10.1	3/17/2025
10.39†	Pledge and Security Agreement, dated December 13, 2023, by and among Veritone, Inc., certain of its direct and indirect subsidiaries and Wilmington Savings Fund Society, FSB as Collateral Agent	8-K	10.2	12/14/2023
10.40†	First Amendment to Credit and Guaranty Agreement, dated April 24, 2025, by and among Veritone, Inc., certain of its direct and indirect subsidiaries and the other parties thereto	8-K	10.1	4/24/2025
10.41*	Veritone, Inc. Non-Employee Director Compensation Policy, effective as of January 1, 2026
10.42†	Form of Securities Purchase Agreement, by and among Veritone, Inc. and the Purchasers, dated June 30, 2025	8-K	10.1	6/30/2025
10.43†	Form of Securities Purchase Agreement, by and between Veritone, Inc. and The RSS Living Trust dated April 6, 2012, dated June 30, 2025	8-K	10.3	6/30/2025
10.44†	Second Amendment to Credit and Guaranty Agreement, dated June 13, 2025, by and among Veritone, Inc., certain of its direct and indirect subsidiaries and the other parties thereto	8-K	10.1	6/16/2025
10.45	Third Amendment to Credit and Guaranty Agreement, dated June 30, 2025, by and among Veritone, Inc., certain of its direct and indirect subsidiaries and the other parties thereto	8-K	10.2	6/30/2025
10.46	Fourth Amendment to Credit and Guaranty Agreement, dated August 29, 2025, by and among Veritone, Inc., certain of its direct and indirect subsidiaries and the other parties thereto	8-K	10.1	9/3/2025
10.47	Veritone, Inc. Amended and Restated 2023 Equity Incentive Plan	8-K	10.2	6/16/2025
10.48†	Underwriting Agreement, dated September 10, 2025 by and between the Company and Needham & Company, LLC	8-K	1.1	9/12/2025
10.49†	Form of Securities Purchase Agreement, by and among Veritone, Inc. and the Purchasers, dated October 15, 2025	8-K	10.1	10/16/2025
19.1	Insider Trading Policy	10-K	19.1	4/1/2025
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Grant Thornton LLP
24.1*	Power of Attorney (included on the Signatures page of this Annual Report on Form 10-K)
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a–14(a) or 15d–14(a) of the Exchange Act
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a–14(a) or 15d–14(a) of the Exchange Act
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S. Section 1350
97	Incentive Compensation Recoupment Policy	10-K	97	4/1/2024
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*    Filed herewith.
**    The certifications furnished as Exhibit 32.1 accompany this Annual Report on Form 10-K pursuant to 18 U.S.C. Subsection 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Exchange Act and are not to be incorporated by reference into any of the Registrant’s filings under the Securities Act, irrespective of any general incorporation language contained in any such filing.
#    Management contract or compensatory plan, contract, or arrangement.

†    Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K under the Securities Act. The Company agrees to furnish supplementally any omitted schedules to the Securities and Exchange Commission upon request.
^    Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K because they are both (i) not material and (ii) the type that the registrant treats as private or confidential. A copy of the omitted portions will be furnished to the Securities and Exchange Commission upon request.
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
Date: April 15, 2026

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ryan Steelberg and Michael L. Zemetra, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their, his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RYAN STEELBERG	President, Chief Executive Officer and Chairman of the Board	April 15, 2026
Ryan Steelberg	(Principal Executive Officer)

/s/ MICHAEL L. ZEMETRA	Executive Vice President, Chief Financial Officer and Treasurer	April 15, 2026
Michael L. Zemetra	(Principal Financial and Accounting Officer)

/s/ MICHAEL KEITHLEY	Director	April 15, 2026
Michael Keithley

/s/ FRANCISCO MORALES	Director	April 15, 2026
Francisco Morales

/s/ KNUTE P. KURTZ	Director	April 15, 2026
Knute P. Kurtz

/s/ RICHARD H. TAKETA	Director	April 15, 2026
Richard H. Taketa

/s/ MICHAEL ZILIS	Director	April 15, 2026
Michael Zilis