Form 10-K/A
period 2025-12-31
Veritone, Inc.
filed 2026-04-29
CIK 1615165

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
There were 92,953,666 shares of common stock outstanding as of April 22, 2026.
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10‑K for the fiscal year ended December 31, 2025, as filed with the Securities and Exchange Commission (the “SEC”), on April 15, 2026 (the “2025 Form 10‑K”). As we do not intend to file a definitive proxy statement for our 2026 annual stockholder meeting within 120 days of the end of our fiscal year ended December 31, 2025, we are filing this Amendment pursuant to General Instruction G(3) of Form 10-K to include in Part III the information that was not included in the 2025 Form 10-K. This Amendment amends the cover page, Items 10 through 14 of Part III, and Item 15 of Part IV of the 2025 Form 10‑K. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment. Accordingly, Item 15 of Part IV is amended to include the currently dated certifications as exhibits. Except as described above, this Amendment does not amend, modify or update the other disclosures in the 2025 Form 10‑K. The 2025 Form 10-K continues to speak as of the date of the 2025 Form 10-K, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the 2025 Form 10-K. This Amendment should be read in conjunction with the 2025 Form 10‑K and with our other filings with the SEC.
In this Amendment, we refer to Veritone, Inc. as the “Company,” “Veritone,” “we,” or “us” and to our Board of Directors as our “Board.”

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Amendment and the 2025 Form 10-K contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act, and we intend that such forward-looking statements be subject to the safe harbors created thereby. All statements made in this Amendment and the 2025 Form 10-K that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “continue,” “can,” “may,” “plans,” “potential,” “projects,” “seeks,” “should,” “will,” “would” or similar expressions and the negatives of those expressions may identify forward-looking statements, although not all forward-looking statements contain these identifying words. Such forward-looking statements include, but are not limited to, any statements that refer to projections of our future financial condition and results of operations, capital needs and financing plans, competitive position, industry environment, potential growth and market opportunities, sale, divestiture, or acquisition plans and strategies, compensation plans, governance structure and policies and/or the price of our common stock.
The forward-looking statements included in this Amendment and the 2025 Form 10-K represent our management’s current expectations and assumptions based on information available as of the date of this report. These statements involve numerous known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that may cause or contribute to such differences include, but are not limited to:
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
•our expectations with respect to the future performance of our products, such as Intelligent Digital Evidence Management System and Veritone Data Refinery, including as drivers of future growth;
•actions by our competitors, partners and others that may block us from using third party technologies in our aiWARE platform, offering it for free to the public or making it cost prohibitive to continue to incorporate such technologies into our platform;
•interruptions or performance problems with our technology and infrastructure, or that of third parties with whom we work;

•the impact of the continuing economic disruption caused by macroeconomic and geopolitical factors, including lingering economic disruption caused by international conflicts, financial instability, inflation and the responses by central banking authorities to control inflation, monetary supply shifts, high interest rates, the imposition of tariffs, trade tensions, and global trade disputes, and the threat of recession in the United States and around the world on our business and our existing and potential customers; and
•any additional factors discussed in more detail in Part I, Item 1, Business, Part I, Item 1A, Risk Factors, and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the 2025 Form 10-K.
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

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
Background of Directors
Our Board of Directors is currently fixed at six directors. Our Fourth Amended and Restated Certificate of Incorporation (“Certificate of Incorporation”) and Amended and Restated Bylaws (“Bylaws”) provide for a staggered, or classified, Board consisting of three classes of directors, each serving a staggered three-year term and with one class being elected at each year’s annual meeting of stockholders as follows:
•the Class III directors are Mr. Francisco Morales and Mr. Ryan Steelberg, and their terms will expire at the annual meeting of stockholders to be held in 2026.
•the Class I directors are Mr. Richard H. Taketa and Mr. Michael Keithley, and their terms will expire at the annual meeting of stockholders to be held in 2027.
•the Class II directors are Mr. Knute P. Kurtz and Mr. Michael Zilis, and their terms will expire at the annual meeting of stockholders to be held in 2028.
Upon the expiration of the term of a class of directors, directors for that class may be elected for a new three-year term at the annual meeting of stockholders in the year in which their term expires. Each director’s term is subject to the election and qualification of his or her successor, or his or her earlier death, resignation or removal. Subject to any rights applicable to any then outstanding preferred stock, any vacancies on our Board may be filled only by the affirmative vote of a majority of the directors then in office.
All of our directors bring to the Board a wealth of executive leadership experience. In addition, of our current six Board members, two members identify as part of an under-represented community. Below we identify and describe the key experience, qualifications, and skills our directors bring to the Board that are important in light of our businesses and structure. The directors’ experiences, qualifications, and skills that the Board considers in their nominations are included in their individual biographies.
The following descriptions present information as of April 29, 2026, about our directors:

Name	Principal Occupation	Age	Class	Term Expires	Director Since
Michael Keithley	Former Chief Information Officer, United Talent Agency	63	I	2027	2024
Richard H. Taketa	President, Taketa Capital Corporation	54	I	2027	2019
Knute P. Kurtz	Independent Investor	70	II	2028	2017
Michael Zilis	Chief Financial Officer, Ingram Micro	56	II	2028	2023
Ryan Steelberg	President and Chief Executive Officer and Chairman of the Board, Veritone, Inc.	52	III	2026	2014
Francisco Morales	Co-Founder and Executive Chairman, 5.11 Tactical	52	III	2026	2025

Michael Keithley has served as our director since June 2024. From March 2017 until April 2024, Mr. Keithley served as the Chief Information Officer at United Talent Agency. In this capacity, he was responsible for all aspects of United Talent Agency’s technology platform and advised clients and companies on emerging digital business models, distribution platforms and other technology-related issues. In addition to managing United Talent Agency’s Information Technology department, Mr. Keithley provided United Talent Agency’s clients with corporate consulting, marketing, venture funding and strategic advisory services to companies ranging from start-ups to Fortune 500 companies. Prior to his role at United Talent Agency, Mr. Keithley was the Chief Information Officer and Chief Technology Officer at Creative Artists Agency from 1991 to 2016, where he made significant contributions to the agency’s technological advancement and digital strategy. Mr. Keithley currently serves on the board of directors of Bfilter Inc., and on numerous startup and venture capital advisory boards. Michael holds a B.S. in Business Information Systems from Arizona State University. We believe that Mr. Keithley is qualified to serve on our Board based on his blend of strategic vision, technological expertise, and leadership experience, all of which make him an invaluable asset to our Board.
Richard H. Taketa has served as our director since May 2019. Since September 2018, Mr. Taketa has been President of Taketa Capital Corporation, a private equity investment and consulting company. Previously, he served as President and Chief Executive Officer of York Risk Services, Inc. (“York”), a leading provider of technology-enabled, integrated insurance services to the property and casualty insurance industry, from January 2014 to September 2018, and served as Chairman of York’s board of directors from October 2014 to July 2017. Prior to becoming York’s Chief Executive Officer, Mr. Taketa served in a variety of capacities including as the President of Commercial Business, Chief Operating Officer and Chief Strategy Officer. Mr. Taketa joined York in 2006 upon its acquisition of Southern California Risk Management Associates, a regional provider of third-party administration services to insurance companies, where he had served as Chief Executive Officer since 2004. Prior to that, he was a co-founder and managing director of Eventide Capital, a small private equity firm, after working as a corporate securities lawyer with DLA, a global law firm and in various public policy roles with non-governmental organizations in Washington, D.C. Mr. Taketa has served on the board of directors of Palomar Holdings, Inc., a publicly traded provider of property catastrophe insurance, since 2019, and has served on the board of Farmers and Merchants Bank of Long Beach since May 2024. He has also served on the boards of directors of several privately held companies and charitable organizations. He was named an Ernst & Young’s Entrepreneur of the Year in 2017 for the State of New Jersey. He has been a recurring guest lecturer at the Stanford Graduate School of Business and is a member of the California Bar Association, inactive status. Mr. Taketa holds a Bachelor of Arts degree from Colgate University and a law degree from Stanford Law School. We believe that Mr. Taketa is qualified to serve on our Board based on his extensive experience in financing, developing and managing high-growth, technology-enabled companies, as well as his experience in the insurance and healthcare industries, corporate law and governance, mergers and acquisitions, public policy, and operating in regulated markets.
Knute P. Kurtz has served as our director since June 2017. Until his retirement in June 2016, Mr. Kurtz was the Managing Partner of the Orange County office of PricewaterhouseCoopers LLP (“PwC”). During his ten years in that role, Mr. Kurtz was responsible for leading all important market facing activities on behalf of PwC and overseeing the delivery of assurance, financial/tax and advisory services to public and private clients in the market. He was a member of PwC’s senior leadership for the Southern California, Phoenix and Las Vegas cluster of offices and also served as the Market Leader for PwC’s Private Company Services practice in that region. Prior to his role in the Southern California market, Mr. Kurtz served in various other leadership positions with PwC over a career that spanned 38 years and six offices throughout the United States. His professional experience includes serving as the lead advisor and audit partner to public and private clients in a number of different industry sectors and companies as diverse as Fortune 500 companies to high tech start-up entities. In addition to financial/audit services, he has extensive experience in capital market transactions including initial public offerings, mergers and acquisitions and debt offerings. His client work has also included advising audit committees and senior management on matters pertaining to corporate governance, risk assessments, internal controls and strategic initiatives. Mr. Kurtz holds a Bachelor of Science from Nicholls State University. We believe that Mr. Kurtz is qualified to serve on our Board based on his extensive experience and knowledge in accounting and auditing matters involving publicly traded technology companies, which provide our Board with valuable insight in their oversight of our company in these areas.

Michael Zilis has served as our director since December 2023. Mr. Zilis has served as Executive Vice President and Chief Financial Officer of Ingram Micro Holding Corporation (“Ingram Micro”) since January 2020. He joined Ingram Micro in 2006 as Senior Vice President and Corporate Controller, heading the company’s financial planning and analysis, external and internal financial reporting, long-term strategic planning, financial due diligence and merger and acquisition work. In addition, between 2012 and 2020, Mr. Zilis held a variety of roles at Ingram Micro, including EVP and President of Asia Pacific, most recently from 2017 to 2020, and prior to that, Emerging Markets and Latin American regional operations. Prior to Ingram Micro, Mr. Zilis was Vice President and Corporate Controller for Avnet, Inc., where he was instrumental in leading the company’s cost-saving initiatives and efforts to streamline and add efficiency to ongoing processes. Mr. Zilis began his career with 10 years in the commercial audit practice of Arthur Andersen LLP. He is a licensed Certified Public Accountant (inactive) and received his Bachelor of Science degree in Finance and Accounting from Boston College. We believe that Mr. Zilis is qualified to serve on our Board based on his financial expertise and service as the chief financial officer of a large publicly-traded multinational technology company.
Ryan Steelberg is a co-founder of our company and has served as our Chief Executive Officer since January 2023. Mr. Steelberg has also served as a director since our inception in June 2014, and he was appointed as Chairman of our Board in January 2024. From March 2017 to December 2022, Mr. Steelberg served as our President. From October 2007 to June 2014, he served as the President and Chief Executive Officer of Brand Affinity Technologies, Inc. and as a member of the Board of Directors. Prior to that, Mr. Steelberg served as the Head of the Radio Division of Google Inc. from February 2006 to February 2007. From September 2004 to February 2006, he was the co-founder and President of dMarc Broadcasting, an advertising company that was acquired by Google Inc. in 2006. In 1995, he co-founded AdForce, an Internet ad-serving and management solutions provider, and in 1998, he co-founded 2CAN Media, an internet advertising sales organization. AdForce and 2CAN Media were each sold in 1999. Mr. Steelberg attended the University of California, Los Angeles from 1992 to 1994. We believe that Mr. Steelberg is qualified to serve on our Board because of his extensive experience in the business development, technology, marketing and management of enterprises in the artificial intelligence, media and digital technology industries. In addition, Mr. Steelberg’s intimate knowledge of our operations, products and technology solutions provides our Board with an in-depth understanding of our company.
Francisco Morales is a Board Member and Co-Founder of 5.11 Tactical. He served as Chief Executive Officer of 5.11 Tactical from September 2018 to January 2024 and as Executive Chairman through 2025. Mr. Morales is also the Chief Executive Officer of Linksoul and serves on the boards of two nonprofit foundations supporting law enforcement. Mr. Morales holds a B.S. from Philadelphia University and an M.B.A. from the Thunderbird School of Global Management. We believe that Mr. Morales is qualified to serve on our Board because of his experience with public safety customers and his operational and marketing expertise.
Background of Executive Officers
The following descriptions present information, as of April 29, 2026, about our executive officers.

Name	Age	Title
Ryan Steelberg(1)	52	President and Chief Executive Officer; Chairman of the Board
Michael L. Zemetra	55	Executive Vice President, Chief Financial Officer and Treasurer

(1)     The biography of Ryan Steelberg is presented under the heading “Background of Directors.” Mr. Zemetra’s biography is set forth below.
We did not have any other “executive officers” (as defined in Rule 3b-7 under the Exchange Act) during fiscal year 2025.

Michael L. Zemetra has served as our Executive Vice President, Chief Financial Officer and Treasurer since October 2020. From April 2018 to October 2020, Mr. Zemetra served as Executive Vice President and Chief Financial Officer of LiveXLive Media, LLC, a global digital media company. From April 2017 to March 2018, Mr. Zemetra served as Vice President of Finance and Divisional Chief Financial Officer of the Cloud Services Division of J2 Global, Inc., a provider of cloud-based software and digital media services. From June 2013 to August 2016, Mr. Zemetra served as Chief Financial Officer and Chief Accounting Officer of Global Eagle Entertainment, an in-flight entertainment services company. From May 2008 to June 2013, Mr. Zemetra served as Senior Vice President and Chief Accounting Officer of Demand Media, Inc. (now Leaf Group), a digital content and media company. Prior to that, from May 2000 to February 2008, Mr. Zemetra held senior financial positions with a number of publicly traded SaaS, technology and digital media companies. Mr. Zemetra began his career in the Technology and Entertainment groups of PricewaterhouseCoopers LLP. Mr. Zemetra holds a Masters Degree in Accounting from the University of Southern California and a Bachelor of Arts in Business-Economics from the University of California, Riverside, and earned his CPA from the State of California.
Family Relationships
There are no family relationships between any director, executive officer or person nominated or chosen to become a director or executive officer, except that Chad Steelberg and Ryan Steelberg are brothers.
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

Corporate Governance Guidelines
Our Board has developed corporate governance practices to help it fulfill its responsibility to stockholders to oversee the work of management in the conduct of the Company’s business and to seek to serve the long-term interests of stockholders. The Company’s corporate governance practices are memorialized in our Corporate Governance Guidelines which direct our Board’s actions with respect to, among other things, our Board composition and director qualifications, composition of the Board’s standing committees, stockholder communications with the Board, succession planning and the Board’s annual performance evaluation.
A current copy of our Corporate Governance Guidelines is available on our website at investors.veritone.com.
Annual Board Evaluations
Pursuant to our Corporate Governance Guidelines and the charter of the Corporate Governance and Nominating Committee, the Corporate Governance and Nominating Committee oversees an annual evaluation of the performance of the Board and each of its committees to assess the overall effectiveness of the Board and its committees. The evaluation process is designed to facilitate ongoing, systematic examination of the Board’s effectiveness and accountability, and to identify opportunities for improving its operations and procedures. The effectiveness of individual directors is considered each year when the directors stand for re-nomination.

Director Independence
Our Board affirmatively determined that a majority of the members of our Board qualify as “independent,” as required under applicable Nasdaq rules. Our Board affirmatively determined that each of Messrs. Keithley, Kurtz, Morales, Taketa, and Zilis qualify as an “independent director” under the applicable rules of Nasdaq and the SEC. In making these determinations, the Board found that none of these directors had a material or other disqualifying relationship with the Company. Our Board determined that Mr. Ryan Steelberg does not qualify as an “independent director” and previously determined that our former director, Mr. Chad Steelberg, did not qualify as an “independent director” during the period of fiscal year 2025 that he served on our Board. Chad Steelberg resigned from our Board, effective March 12, 2025.
In making its independence determinations, our Board considered the relationships that each of these non-employee directors and director nominees has with the Company, and all other facts and circumstances our Board deemed relevant in determining their independence. As required under applicable Nasdaq rules, our independent directors meet in regularly scheduled executive sessions at which only independent directors are present.
All members of our Audit, Compensation, and Corporate Governance and Nominating Committees are independent directors. In addition, each of the members of the Audit Committee and Compensation Committee meet the additional independence criteria required for membership on those committees under applicable Nasdaq listing standards. Our Board also has determined that each member of the Audit Committee qualifies as an “audit committee financial expert” under SEC rules.
Board Leadership and Structure
Our Corporate Governance Guidelines provide that the Board will exercise its discretion in combining or separating the offices of the Chairman of the Board and the Chief Executive Officer, based on the Board’s judgment of the best interests of the Company and its stockholders from time to time. Mr. Ryan Steelberg currently serves as our Chief Executive Officer and Chairman of the Board. Our Board believes that it is in the best interests of the Company and our stockholders for Mr. Steelberg to serve as both Chief Executive Officer and Chairman of the Board, given his knowledge of and experience with the Company, his familiarity with our industry and his strategic vision. We do not currently have a lead independent director.
Board Role in Risk Oversight
The Board believes that effective risk management involves our entire corporate governance framework. Both management and the Board have key responsibilities in managing risk throughout the Company. Management continually monitors the material risks we face, including financial risk, strategic risk, cybersecurity risk, enterprise and operational risk and legal and compliance risk. The Board, both as a whole and at the committee level, has an active role in, and is responsible for, exercising oversight of management’s identification and management of, and planning for, those risks as shown below. In fulfilling this oversight role, our Board focuses on understanding the nature of our enterprise risks, including our operations and strategic direction, as well as the adequacy of our risk management process and overall risk management system. Our Board performs these functions in a number of ways, including the following:
•at its regularly scheduled meetings, the Board receives management updates on our business operations, financial results, committee activities, and strategy and discusses risks related to the business;
•the Audit Committee assists the Board in its oversight of risk management by discussing with management our policies regarding financial risk management, including major risk exposures, and the steps management has taken to monitor and mitigate such exposures;
•the Compensation Committee assists the Board by evaluating potential risks related to our compensation programs; and

•through management updates and committee reports, the Board monitors our risk management activities, including the enterprise risk management process and cybersecurity risks, risks relating to our compensation programs, risks related to environmental, social and governance practices, and financial, legal and operational risks.

Board Responsibilities

•Overall oversight concerning the assessment and management of risk related to our business
•Decision-making for fundamental financial and business strategies and major corporate activities, including material acquisitions and financings
•Oversight of management and Board committees
•Oversight of information technology and cybersecurity risk policies
•Receives regular reports from Board committees on specific risk oversight responsibilities
•Receives regular reports from management regarding business operations and strategic planning, financing planning, cybersecurity risks, as well as the processes we have implemented to address them, and budgeting and regulatory matters

Audit Committee	Compensation Committee	Corporate Governance and Nominating Committee
•    Oversight of accounting and financial reporting processes and audits of financial statements

•    Oversight of financial risk management policies and controls

•    Oversight of quality and integrity of the accounting, auditing, internal control and financial reporting practices

•    Responsible for the appointment, compensation, retention and oversight of independent registered public accounting firm

•    Oversight of the internal audit function
• Oversight of compensation plans, policies and programs and overall philosophy including confirming that incentive pay arrangements do not encourage unnecessary risk taking
•    Identifies, evaluates and provides recommendations regarding Board and Committee composition

•    Oversight of evaluation of the Board and Committees

•    Advises Board on corporate governance matters and Board performance matters

•    Oversight of our governance frameworks and risk management for the ethical, transparent and responsible use of AI and other emerging technologies

•    Oversight of our data privacy and cybersecurity governance

Management Responsibilities

•Identify material risks faced by the Company
•Implement appropriate risk management strategies
•Integrate risk management into our decision-making process
•Ensure that information with respect to material risks is transmitted to the Board or the appropriate Board committee

Risk Areas

• Strategic • Reputational • Financial • Operational • Legal, regulatory and compliance	• Financial reporting and internal control • Information systems, data privacy and cybersecurity • Human capital management • ESG/sustainability
Executive Sessions
As required under applicable Nasdaq listing rules, in the last fiscal year, the Company’s independent directors met in regularly scheduled executive sessions of the Board and its committees at which only independent directors were present. Our independent directors have robust and candid discussions at these executive sessions during which they can critically evaluate the performance of our Company, Chief Executive Officer and management. These private sessions are generally held in conjunction with the regular quarterly Board meetings. Other private meetings are held as often as deemed necessary by the independent directors.
In addition, executive sessions of the Audit Committee are typically scheduled following regular meetings of the Audit Committee (with our independent auditors, with the head of our internal audit department, with outside counsel and/or with executive management, if deemed necessary). Executive sessions of the Compensation Committee and the Corporate Governance and Nominating Committee are held when deemed necessary by the members of such committees.
Committees of Our Board
Our Board has a standing Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee. Each committee operates under a written charter adopted and reviewed annually by our Board, which satisfy the applicable standards of the SEC and Nasdaq. Copies of the charters of all standing committees are available on our website at investors.veritone.com under “Governance.” Our Board may establish other committees from time to time as deemed appropriate by our Board based on the needs of our Board and the Company.
The composition of each of our three standing committees as of the date of this Amendment is set forth below. Mr. Ryan Steelberg, our President, Chief Executive Officer and Chairman of our Board, does not serve on any committees of the Board.

Name	Audit Committee	Compensation Committee	Corporate Governance and Nominating Committee
Knute P. Kurtz	Chairperson		X
Michael Keithley		X	Chairperson
Francisco Morales			X
Richard H. Taketa	X	Chairperson
Michael Zilis	X	X
Audit Committee
Our Audit Committee consists of Messrs. Kurtz, Taketa and Zilis, and Mr. Kurtz serves as the Chairman. Our Board has affirmatively determined that each of Messrs. Kurtz, Taketa and Zilis meets the definition of an “independent director” for purposes of serving on an audit committee under Rule 10A-3 of the Exchange Act and Nasdaq rules. In addition, our Board has determined that each of Messrs. Kurtz, Taketa and Zilis qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K.
Our Audit Committee has the responsibility to, among other things:
•review and evaluate our annual and quarterly financial statements and reports, and discuss these statements and reports with our independent registered public accounting firm and management;
•assess the independence and qualifications of, appoint and, where appropriate, replace our independent registered public accounting firm;
•evaluate the performance of our independent registered public accounting firm;
•review the proposed scope and results of the audit, and serve as the primary point of contact with our independent registered public accounting firm through the audit process with respect to key audit matters;
•review and pre-approve audit and non-audit fees and services;
•review accounting and financial controls with our independent registered public accounting firm and our financial and accounting staff, and oversee the process of addressing any issues that arise with respect to the scope, adequacy and effectiveness of these controls;
•review and approve transactions between us and our directors, officers and affiliates;
•recognize and prevent prohibited non-audit services;
•establish procedures for complaints received by us regarding accounting matters;
•oversee internal audit functions; and
•review and evaluate our primary risk exposures.
Compensation Committee
Our Compensation Committee consists of Messrs. Keithley, Taketa and Zilis, and Mr. Taketa serves as the Chairman. Our Board has determined that each member serving on the Compensation Committee is “independent” as that term is defined in the applicable Nasdaq rules.
Our Compensation Committee has the responsibility to, among other things:
•review and determine the compensation arrangements for our executive officers;
•establish and review general compensation policies with the objective to attract and retain superior talent, to reward individual performance and to achieve our financial goals;

•administer our equity incentive plans and other incentive compensation plans;
•evaluate the performance of our Chief Executive Officer and participate in the evaluation of other executive management;
•evaluate and make recommendations to our Board regarding the compensation of our Board and its committees;
•evaluate whether the Company’s compensation plans, programs or practices would encourage unnecessary or excessive risk-taking; and
•review the independence of any compensation advisers engaged by our Compensation Committee.
From time to time, the Compensation Committee has retained a compensation consultant as it deems necessary to provide advice as to market levels of compensation, compensation program design and compensation trends. In 2025, our Compensation Committee engaged the services of Compensia, Inc. (“Compensia”), a compensation consulting firm, to advise the Compensation Committee regarding, among other things, the amount and types of compensation that we provide to our executives and directors, our compensation philosophy and how our compensation practices compare to the compensation practices of other similar and peer companies. Compensia does not provide any services to us other than the services provided to the Compensation Committee. The Compensation Committee has assessed the independence of Compensia pursuant to SEC rules and Nasdaq listing standards and concluded that no conflict of interest exists that would prevent Compensia from independently representing the Compensation Committee.
Corporate Governance and Nominating Committee
Our Corporate Governance and Nominating Committee consists of Messrs. Keithley, Kurtz and Morales, and Mr. Keithley serves as the Chairman. Our Board has determined that each member serving on the Corporate Governance and Nominating Committee is “independent” as that term is defined in the applicable Nasdaq rules.
Our Corporate Governance and Nominating Committee has the responsibility to, among other things:
•identify, evaluate and make recommendations to our Board regarding prospective director nominees;
•oversee the evaluation of our Board and its committees;
•review developments in corporate governance practices;
•evaluate the adequacy of our corporate governance practices and reporting;
•develop, periodically review and make recommendations to our Board regarding corporate governance guidelines and matters;
•oversee our governance frameworks and risk management for the ethical, transparent and responsible use of AI and other emerging technologies; and
•oversee our data privacy and cybersecurity governance.
Corporate Responsibility
Code of Ethics
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
Insider Trading Policy

We have adopted an insider trading policy (our “Insider Trading Policy”) and procedures that govern the purchase, sale and other dispositions of our securities by our directors, officers and employees. We believe our Insider Trading Policy and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable listing standards. In addition, it is our practice to comply with the applicable laws and regulations relating to insider trading. A copy of our insider trading policy is filed as Exhibit 19.1 to our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on April 15, 2026.

Hedging Policy
Pursuant to our Insider Trading Policy, which applies to all directors, officers and other employees of the Company, certain forms of hedging or monetization transactions, such as zero-cost collars and forward sale contracts, are strongly discouraged. Our Insider Trading Policy requires that any hedging or similar arrangement proposed by any director, officer or other employee must be reviewed and approved in advance by our Compliance Officer. Any request for pre-approval of a hedging or similar arrangement must be submitted to the Compliance Officer at least two weeks prior to the proposed execution of documents evidencing the proposed transaction and must set forth a justification for the proposed transaction. All determinations by the Compliance Officer under our Insider Trading Policy are final and not subject to further review.
Director and Executive Compensation and Indemnification Agreements
See “Item 11. Executive Compensation” for discussion of the compensation of our executive officers and our non-employee directors.
See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Indemnification of Directors and Officers” for discussion of our indemnification arrangements with our directors and executive officers.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely upon the review of reports filed electronically with the SEC during, or with respect to, fiscal year 2025, and written representations that no other reports were required, all of our officers, directors and greater than ten percent stockholders have complied with all applicable Section 16(a) filing requirements during the year ended December 31, 2025, except that Ryan Steelberg reported one transaction on a late Form 4 filing and Francisco Morales reported one transaction on a late Form 4 filing.
Item 11.    Executive Compensation.
We are eligible, and have chosen, to comply with the scaled executive and director compensation disclosure rules applicable to a “smaller reporting company,” as defined in applicable SEC rules.
Director Compensation
Overview
Our non-employee director compensation program is comprised of two key components: equity awards and cash retainer fees. Non-employee director compensation is reviewed by our Compensation Committee on an annual basis. The compensation components and amounts that were in effect for 2025 are described below.
•Equity Awards: each non-employee director receives awards of RSUs under the automatic grant program for non-employee directors approved by our Compensation Committee and issued under our 2023 Plan, including:

◦Annual RSU Award: on the date of each annual meeting of our stockholders, each non-employee director will be granted a number of RSUs having a grant date value equal to $150,000, which RSUs will vest on the first anniversary of the grant date (or the day immediately preceding the date of the next regular annual meeting following the grant date, if earlier), subject to the non-employee director’s continued service to us through the vesting date; and
◦Initial Time-Based RSU Award for New Directors: for each new non-employee director appointed or elected to the Board other than on the date of an annual meeting of our stockholders, on the date of initial appointment or election to our Board, each such new non-employee director will be granted a number of RSUs having a grant date value equal to a prorated portion of the $150,000 annual RSU award (such proration based on the number of whole months that have elapsed from the date of our last annual meeting of stockholders to the date of such initial appointment or election but not more than 12 months), which RSUs will vest on the first anniversary of the grant date (or the day immediately preceding the date of the next regular annual meeting following the grant date, if earlier), subject to the non-employee director’s continued service to us through the vesting date.
Each non-employee director’s initial RSU award or annual RSU award outstanding immediately prior to the occurrence of a change in control (as defined in the applicable equity plan) will fully accelerate vesting at such time, subject to the non-employee director’s continued service to us through immediately prior to the occurrence of the change in control. The number of RSUs issued for each initial RSU award or annual RSU award in 2025 is determined by dividing $150,000 by the closing price of our Common Stock on that date, or such other “floor” price that may be set by the Compensation Committee which exceeds the closing price of our Common Stock on that date.
•Board Fees: on an annual basis, each non-employee director receives an annual cash retainer for serving as a member of our Board in the amount of $30,000;
•Lead Independent Director Fee: in addition to the annual cash retainer set forth above, the lead independent director of our Board, if any, receives an additional annual retainer in the amount of $15,000; and
•Committee Fees: on an annual basis, each non-employee director serving as a member of our Audit Committee, our Compensation Committee, or our Corporate Governance and Nominating Committee receives an annual cash retainer in the amount of $7,500, $5,000 and $2,500, respectively. In addition, each non-employee director serving as Chair of our Audit Committee, Chair of our Compensation Committee, and Chair of our Corporate Governance and Nominating Committee receives an additional annual cash retainer of $20,000, $15,000, and $7,500, respectively.
The annual cash retainer fees are paid in equal quarterly installments in arrears, prorated for any partial months of service. Our directors are also reimbursed for expenses incurred in attending Board and/or committee meetings. All such expenses must be in accordance with our travel and expense reimbursement policy.
Our President, Chief Executive Officer and Chairman of the Board, Ryan Steelberg, does not receive any additional compensation for his service on our Board.
In December 2025, we amended our non-employee director compensation policy, effective as of January 1, 2026, to (i) increase the additional retainer fee for the lead independent director to $20,000, (ii) increase the annual cash retainer for the Chair of our Audit Committee, Chair of our Compensation Committee, and Chair of our Corporate Governance and Nominating Committee to $27,500, $20,000 and $10,000, respectively and (iii) approve a one-time special RSU award, which will be granted on the date of our 2026 annual meeting of stockholders to each person who is a non-employee director as of such date and who served as a non-employee director on December 31, 2025. The one-time special RSU awards will have a grant-date value equal to $150,000 and will vest on the first anniversary of the grant date (or the day immediately preceding the date of our 2027 annual meeting of stockholders, if earlier), subject to the non-employee director’s continued service to us through the vesting date. The one-time special RSU awards are intended to recognize the extraordinary time and effort expended by the Board in 2025 in connection with the Company’s financings and other strategic initiatives and transaction.
2025 Director Compensation

The table below sets forth cash compensation earned by each non-employee director, and the grant date fair values of equity awards granted to each non-employee director, during the fiscal year ended December 31, 2025. All compensation of Ryan Steelberg is reported in the “Summary Compensation Table” and has been excluded from the table below.

Name	Fees Earned or Paid in Cash(3) ($)	RSU Awards(4)(5) ($)	All Other Compensation ($)	Total ($)
Michael Keithley	45,000	42,000(6)	—	87,000
Knute P. Kurtz	60,000	42,000 (6)	—	102,000
Francisco Morales(1)	33,996	62,325(7)	—	96,321
Chad Steelberg(2)	5,968	—	550,000(8)	555,968
Richard H. Taketa	57,500	42,000 (6)	—	99,500
Michael Zilis	42,500	42,000 (6)	—	84,500

(1)    Mr. Morales was appointed to the Board in March 2025.
(2)    Mr. Chad Steelberg resigned from the Board in March 2025.
(3)     Reflects cash retainer fees earned in 2025 by each non-employee director for service on our Board and committees of our Board, as applicable.
(4)    Reflects the grant date fair values of RSU awards granted to each non-employee director in 2025, calculated in accordance with ASC Topic 718.
(5)    The number of stock awards, consisting of RSUs and non-qualified stock options, held as of December 31, 2025 by each non-employee director serving on the Board on such date is set forth in the table below.

Name	Aggregate Number of Shares Underlying Outstanding RSUs	Aggregate Number of Shares Underlying Outstanding Options
Michael Keithley	30,000	—
Knute P. Kurtz	30,000	8,688
Francisco Morales	30,000	—
Richard H. Taketa	30,000	8,688
Michael Zilis	30,000	—

(6)    RSUs representing a right to receive 30,000 shares of our common stock were awarded to each of our then-serving non-employee directors on June 13, 2025, and the grant date fair value of such awards was determined as computed in accordance with ASC Topic 718. Such RSUs will vest in full on June 13, 2026.

(7) RSUs representing a right to receive 7,500 shares of our common stock were awarded to Mr. Morales on March 20, 2025 in connection with his appointment to the Board, with a grant date fair value of $20,325 computed in accordance with ASC Topic 718 based on the closing price of our common stock on the date of grant of $2.71 per share. This initial RSU award vested on June 12, 2025 (the day immediately preceding the 2025 annual meeting of stockholders). In addition, RSUs representing a right to receive 30,000 shares of our common stock were awarded to Mr. Morales on June 13, 2025, with a grant date fair value of $42,000 as described in footnote (6) above.

(8)    Reflects amounts paid in cash pursuant to a Consulting Agreement, dated January 4, 2023, between the Company and Steel Holdings, LLC, an entity affiliated with Mr. Chad Steelberg, as amended (the “Amended Consulting Agreement”). Under the Amended Consulting Agreement, the Company paid Steel Holdings, LLC $550,000 for the period from January 1, 2025 through December 31, 2025. The Amended Consulting Agreement expired by its terms on December 31, 2025. On January 1, 2026, the Company entered into an Independent Contractor Services Agreement with Steel Holdings, LLC (the “2026 Consulting Agreement”), pursuant to which the Company will pay Steel Holdings, LLC $12,500 per month in cash for business development services related to our software and services for the period from January 2026 through December 2026.
Executive Compensation
The following is a summary of the compensation policies, plans and arrangements for all individuals who served at any time as an executive officer of the Company during 2025. This summary should be read in conjunction with the Summary Compensation Table and related disclosures set forth below. We are eligible to, and have chosen to, comply with the executive compensation disclosure rules applicable to a “smaller reporting company,” as defined in applicable SEC rules.
Overview
Our executive compensation plans and arrangements are overseen and administered by our Compensation Committee, which is comprised entirely of independent directors as determined in accordance with applicable Nasdaq rules. Our Compensation Committee has established compensation plans and arrangements that are intended to fulfill three primary objectives: first, to attract and retain the high caliber executives required for the success of our business; second, to reward these executives for strong financial and operating performance; and third, to align their interests with those of our stockholders to incentivize them to create long-term stockholder value.
The key components of executive compensation are base salaries, cash incentives and equity awards.
Our executive compensation program is designed to pay for performance. Our Compensation Committee believes it is important to structure a significant portion of our named executive officers’ compensation so that it is aligned with the Company’s corporate strategies and business objectives, and it incentivizes our named executive officers to create long-term value for our stockholders without encouraging unnecessary or excessive risk taking. In line with this compensation philosophy, generally, a substantial majority of each named executive officer’s annual compensation opportunity is not fixed but consists of performance-based compensation (annual bonus opportunity and equity awards with performance-based vesting requirements) and/or compensation tied to long-term vesting requirements with a value dependent on our stock price (all equity awards).
Our Compensation Committee reviews and evaluates executive compensation on an annual basis.
Compensation Components
Base Salaries
Pursuant to Mr. Steelberg’s 2023 employment agreement, his annual base salary was set initially at $525,000. Mr. Steelberg voluntarily reduced his salary to $1 in May 2023, and such reduction remained in effect until February 2025. On February 10, 2025, the Compensation Committee of our Board approved an increase in the annual base salary of Mr. Steelberg to $665,000, which the Compensation Committee believed returned his base salary to an amount more reflective of market levels. The base salary increase became effective as of January 1, 2025.
Pursuant to Mr. Zemetra’s 2023 employment agreement, his annual base salary was set initially at $400,000. Effective January 1, 2025, Mr. Zemetra’s annual base salary was increased to $428,000.

Cash Incentives
The Compensation Committee has established a cash incentive program for our executive officers to link a significant portion of each executive’s total compensation to the achievement of two pre-established annual financial performance goals and one non-financial performance goal based upon the achievement of certain strategic business objectives. For 2025, the Compensation Committee established target and maximum levels for each financial measure, with the target level corresponding to the level for such measure reflected in our annual operating plan and the maximum level reflecting significant overachievement of the target level. Payouts are prorated on a straight-line basis in the event of achievement between the target and maximum levels for the applicable financial measure.
2025 Annual Bonus. For 2025, the target and maximum incentive amounts for Mr. Steelberg were set at 100% and 200%, respectively, of his annual base salary and the target and maximum incentive amounts for Mr. Zemetra were set at 60% and 120%, respectively, of his annual base salary, in each case pursuant to the terms of the applicable officer’s employment agreement.
For 2025, the Compensation Committee established an annual bonus program (the “2025 Bonus Program”) under which certain employees, including Mr. Steelberg and Mr. Zemetra, were eligible to receive a bonus for 2025. The Compensation Committee selected reported GAAP revenue and non-GAAP net loss prior to any bonus accrual as the financial performance measures for the 2025 Bonus Program, with such measures weighted equally at 37.5%, and one non-financial performance measure based upon the achievement of certain strategic business objectives, which measure was weighted at 25%. The target level of achievement for each measure, corresponding to a 100% payout for the applicable measure, was as follows: (i) reported GAAP revenue of $111.1 million and (ii) non-GAAP net loss prior to any bonus accrual of $22 million. The maximum level of achievement for each measure was (i) reported GAAP revenue of $124.9 million and (ii) non-GAAP net loss prior to any bonus accrual of $12.0 million. The aggregate maximum payout for achievement of both measures was capped at 200% of the aggregate target payout. At target and maximum levels of achievement for both measures (on an aggregate basis), a bonus pool equal to $4.2 million and $8.4 million, respectively, would be established and distributed to eligible employees, including Mr. Steelberg and Mr. Zemetra. However, if non-GAAP net loss prior to any bonus accrual was greater than $26.2 million, the bonus pool would not be determined based on achievement against the applicable financial performance measures and instead a $1.1 million minimum bonus pool would be established and distributed on a discretionary basis to eligible Company employees, including Mr. Steelberg and Mr. Zemetra.
For the year ended December 31, 2025, our non-GAAP net loss prior to any bonus accrual for 2025 was $40.7 million. Accordingly, a minimum bonus pool of $1.1 million dollars was established. Mr. Steelberg and Mr. Zemetra were allocated bonuses from such bonus pool equal to $166,250 and $64,200, respectively.
An explanation of non-GAAP net loss and a reconciliation of this non-GAAP measure to our net loss calculated in accordance with GAAP for 2025 is included under the heading “Non-GAAP Financial Measures and Key Performance Indicators” in Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Equity Incentives
We provide long-term incentive compensation to our executive officers through equity-based awards under our equity incentive plans, such as stock options and RSUs, with time-based and/or performance-based vesting conditions.

2025 Equity Awards
On February 10, 2025, the Compensation Committee granted to Ryan Steelberg under the 2023 Equity Incentive Plan (the “2023 Plan”) a time-based award of RSUs representing the right to receive 240,000 shares of our common stock upon vesting. This award vests in three equal installments on January 1 of 2026, 2027, and 2028, subject to Mr. Steelberg’s continued service to us through each applicable vesting date.

On February 10, 2025, the Compensation Committee also granted to Mr. Steelberg under the 2023 Plan an award of performance-based RSUs representing the right to receive 120,000 shares of our common stock upon vesting. These performance-based RSUs would become eligible to vest upon the achievement of certain revenue and non-GAAP net income targets for 2025 (the “2025 Milestones”). The number of such performance-based RSUs (if any) that become eligible to vest based on the achievement of the 2025 Milestones vest as follows: 1/3 of such performance-based RSUs vest upon certification of achievement of the 2025 Milestones and 2/3 of such performance-based RSUs vest quarterly thereafter (with vesting to be completed by December 31, 2027), subject to Mr. Steelberg’s continued service to us through each applicable vesting date. In March 2026, the Compensation Committee determined that the 2025 Milestones had not been achieved; as a result, these performance-based RSUs were not eligible to vest and were forfeited by Mr. Steelberg.
On February 10, 2025, the Compensation Committee granted to Mr. Steelberg under the 2023 Plan another award of performance-based RSUs representing the right to receive 120,000 shares of our common stock upon vesting. These performance-based RSUs vest based on the applicable percentile ranking of the Company’s total shareholder return (“TSR”), as measured over the three-year period beginning on January 1, 2025 and ending on December 31, 2027, relative to the TSR of the companies that comprise the S&P Software Services Index over the same three-year period (the “Relative TSR Metric”). The Compensation Committee will certify achievement of the Relative TSR Metric and the number of such performance-based RSUs (if any) that have become vested in the first quarter of 2028.
On February 10, 2025, the Compensation Committee granted to Michael Zemetra under the 2023 Plan a time-based award of RSUs representing the right to receive 82,500 shares of our common stock upon vesting. This award vests in three equal installments on January 1 of 2026, 2027, and 2028, subject to Mr. Zemetra’s continued service to us through each applicable vesting date.
On February 10, 2025, the Compensation Committee also granted to Mr. Zemetra under the 2023 Plan an award of performance-based RSUs representing the right to receive 41,250 shares of our common stock upon vesting. These performance-based RSUs would become eligible to vest upon the achievement of the 2025 Milestones. The number of such performance-based RSUs (if any) that become eligible to vest based on the achievement of the 2025 Milestones vest as follows: 1/3 of such performance-based RSUs vest upon certification of achievement of the 2025 Milestones and 2/3 of such performance-based RSUs vest quarterly thereafter (with vesting to be completed by December 31, 2027), subject to Mr. Zemetra’s continued service to us through each applicable vesting date. In March 2026, the Compensation Committee determined that the 2025 Milestones had not been achieved; as a result, these performance-based RSUs were not eligible to vest and were forfeited by Mr. Zemetra.
On February 10, 2025, the Compensation Committee granted to Mr. Zemetra under the 2023 Plan another award of performance-based RSUs representing the right to receive 41,250 shares of our common stock upon vesting. These performance-based RSUs vest based on the Relative TSR Metric. The Compensation Committee will certify achievement of the Relative TSR Metric and the number of such performance-based RSUs (if any) that have become vested in the first quarter of 2028.
Generally Available Benefit Programs
Section 401(k) Plan
We make available a tax-qualified retirement plan that provides eligible employees, including our executives, with an opportunity to save for retirement on a tax advantaged basis. Participants are able to defer up to 80% of their eligible compensation, subject to applicable annual limits under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). Pre-tax contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participant’s directions. We currently match contributions under the 401(k) plan up to a maximum of $3,000 per participating employee.
Employee Stock Purchase Plan
We maintain an employee stock purchase plan (the “ESPP”), which is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code, to promote stock ownership by employees. Under the ESPP, eligible employees may acquire shares of our common stock at a discount to their fair market value.

Health Benefit Programs
Our executive officers are eligible to participate in our health benefit programs, including medical, dental, vision, long-term disability, life and accidental death and dismemberment insurance, flexible spending accounts and certain other benefits. We pay 100% of the premiums for the medical, dental, vision, long-term disability and life insurance elected by Mr. Zemetra under these company-provided benefits (excluding the premiums for voluntary supplemental disability insurance). Ryan Steelberg currently participates in our basic life and accidental death and dismemberment insurance, short-term disability and long-term disability benefit programs; in addition, we pay for 100% of the costs for a separate healthcare plan for Mr. Steelberg.
Payments Upon Termination of Employment or Change in Control
2023 Employment Agreements
Ryan Steelberg
Our employment agreement with Mr. Steelberg is an at-will agreement and may be terminated at any time and for any reason or without reason. However, if Mr. Steelberg terminates his employment as a Good Leaver (as defined in his employment agreement), then he will be entitled to receive cash severance payments and acceleration of the vesting of certain of his equity awards, as discussed below.
Under the terms of Mr. Steelberg’s employment agreement with us, if Mr. Steelberg is terminated by us other than for Cause, death or Disability, or he resigns for Good Reason, in each case unrelated to a Change in Control (such capitalized terms as defined in his employment agreement), then he will be entitled to receive, (i) a cash severance payment equal to 1.5x his then-current base salary and target annual bonus (with such target annual bonus calculated pro rata for the year as of the date of such termination of his employment), payable over twelve months (except if a Change in Control occurs during such twelve month period, any remaining installment payments will be paid in a lump sum within ten days following the Change in Control), (ii) a monthly cash payment equal to his monthly premium payment for health care coverage during the 12-month severance period (except if a Change in Control occurs during such twelve month period, any remaining monthly payments under this clause (ii) will be paid in a lump sum within ten days following the Change in Control), and (iii) full vesting acceleration of any then unvested and outstanding time-based options and other time-based equity awards, and an extension of the post-termination exercise period of all then vested and outstanding options (after taking into account the above vesting acceleration) to the end of their maximum original term.
If within three months prior to or twelve months following a Change in Control, Mr. Steelberg is terminated by us other than for Cause, death or Disability, or he resigns for Good Reason, then he will receive, (i) a lump sum cash severance payment equal to 1.5x his then-current base salary and target annual bonus (with such target annual bonus calculated pro rata for the year as of the date of termination of employment), (ii) a lump sum cash payment equal to one year’s worth of his then-current healthcare policy premiums, and (iii) full vesting acceleration of any then unvested and outstanding time-based options and other time-based equity awards and an extension of the post-termination exercise period of all then vested and outstanding options (after taking into account the above vesting acceleration) to the end of their maximum original term. Mr. Steelberg’s entitlement to the above-described severance benefits is also conditioned on him timely signing and not revoking a general release of claims in favor of Veritone.
Except for the performance-based RSU awards granted in April 2024, the treatment of any performance-based equity awards will be governed by their terms. See “—Equity Plans” below for how those awards are treated. For the performance-based RSU award granted to Mr. Steelberg pursuant to his employment agreement in April 2024 and forfeited in March 2025 such RSU awards would have, upon the occurrence of a Change in Control, converted to a time-based RSU award, with vesting occurring on the last day of the three-year performance period based on the target number of shares, subject to Mr. Steelberg’s continuous service through that date, and subject to full accelerated vesting upon a termination of Mr. Steelberg’s employment by us other than for Cause, death or Disability or a resignation of employment by Mr. Steelberg for Good Reason during the 12-month period following such Change in Control.

Michael Zemetra
Our employment agreement with Mr. Zemetra is an at-will agreement and may be terminated at any time and for any reason or without reason. However, if Mr. Zemetra terminates his employment as a Good Leaver (as defined in his employment agreement), then he will be entitled to receive cash severance payments and acceleration of the vesting of certain of his equity awards, as discussed below.
If Mr. Zemetra is terminated by us other than for Cause, death or Disability, or he resigns for Good Reason, in each case unrelated to a Change in Control (such capitalized terms as defined in his employment agreement), then he will be entitled to receive, (i) a cash severance payment equal to 1x his then-current base salary and target annual bonus (with such target annual bonus calculated pro rata for the year as of the date of such termination of employment), payable over twelve months (except if a Change in Control occurs during such twelve month period, any remaining installment payments under this clause (i) will be paid in a lump sum within ten days following the Change in Control), and (ii) payment of his COBRA premiums during the 12-month severance period, except if a Change in Control occurs during such twelve month period, any remaining COBRA premium payments required under this clause (ii) will be paid to Mr. Zemetra in a lump sum within ten days following the Change in Control.
If within three months prior to or twelve months following a Change in Control, Mr. Zemetra is terminated by us other than for Cause, death or Disability, or he resigns for Good Reason, then he will receive (i) a lump sum cash severance payment equal to 1.5x his then-current base salary and target annual bonus (with such target annual bonus calculated pro rata for the year as of the date of such termination of employment), (ii) a lump sum cash payment equal to one year’s worth of his COBRA premiums for the group health plan in which he is enrolled at the time of termination, and (iii) full vesting acceleration of any unvested and outstanding time-based options and other time-based equity awards and an extension of the post-termination exercise period of all then vested and outstanding options (after taking into account the above vesting acceleration) to the end of their maximum original term. Mr. Zemetra’s entitlement to the above-described severance benefits is also conditioned on him timely signing and not revoking a general release of claims in favor of Veritone.
Except for the performance-based RSU awards granted in April 2024, the treatment of any performance-based equity awards will be governed by their terms. See “—Equity Plans” below for how those awards are treated. For the performance-based RSU award granted to Mr. Zemetra in April 2024 and forfeited in March 2025, such RSU awards would have, upon the occurrence of a Change in Control, converted to a time-based RSU award, with vesting occurring on the last day of the three-year performance period based on the target number of shares, subject to Mr. Zemetra’s continuous service through that date, and subject to full accelerated vesting upon a termination of Mr. Zemetra’s employment by us other than for Cause, death or Disability or a resignation of employment by Mr. Zemetra for Good Reason during the 12-month period following such Change in Control.
Equity Plans
2017 Plan
Pursuant to our 2017 Stock Incentive Plan (the “2017 Plan”), if any outstanding equity award granted thereunder (including any equity awards granted to Mr. Steelberg or Mr. Zemetra) is not assumed or substituted in connection with a change in control (as defined in the 2017 Plan), such award will automatically vest in full immediately prior to the effective date of the change in control (as defined in the 2017 Plan), unless the acceleration of such award is subject to other limitations imposed by the plan administrator at the time of the grant of the award.
2018 Plan
Pursuant to the terms of our 2018 Performance-Based Stock Incentive Plan, as amended in June 2020 (the “2018 Plan”), in the event of a change in control (as defined in the 2018 Plan) of Veritone, then outstanding performance-based stock options granted under the 2018 Plan to Mr. Steelberg will be assumed, substituted or exchanged for an equivalent award (which may include a cash payment) by the successor entity to the extent the successor entity agrees to such treatment, and shall remain exercisable for the remainder of their term. In addition, if Mr. Steelberg’s employment is terminated by us without cause, other than following a change in control of Veritone, then the exercisable portion of such awards held by him will remain exercisable for the remainder of their term, provided that he has not engaged in misconduct, as defined in the 2018 Plan.

2023 Plan
In the event of a corporate transaction or change in control (each as defined in the 2023 Plan) in which the surviving or acquiring corporation (or its parent company) does not assume or continue outstanding awards under the 2023 Plan, or substitute similar stock awards for such outstanding awards, then, unless the participant’s (including Mr. Steelberg and Mr. Zemetra) award agreement or other written agreement with Veritone provides otherwise, with respect to any such awards that have not been assumed, continued or substituted and that are held by participants (including Mr. Steelberg and Mr. Zemetra) whose continuous service has not terminated prior to the effective time of the corporate transaction or change in control, the vesting (and exercisability, if applicable) of such awards will be accelerated in full (and with respect to any such awards that are subject to performance-based vesting conditions or requirements, vesting will be deemed to be satisfied at the target level of performance) to a date prior to the effective time of the corporate transaction or change in control (contingent upon the closing or completion of the corporate transaction or change in control) as the plan administrator will determine, and such awards will terminate if not exercised (if applicable) prior to the effective time of the corporate transaction or change in control in accordance with the exercise procedures determined by the plan administrator, and any reacquisition or repurchase rights held by Veritone with respect to such awards will lapse (contingent upon the closing or completion of the corporate transaction or change in control).
Role of Management in Determining Executive Compensation
The Compensation Committee periodically meets with our Chief Executive Officer and/or other executive officers to obtain recommendations with respect to compensation programs for executives and other employees. Our Chief Executive Officer makes recommendations to the Compensation Committee on the base salaries, target incentives and performance measures, and equity compensation for our executives and other key employees. The Compensation Committee considers, but is not bound to accept, management’s recommendations with respect to executive compensation. Our Chief Executive Officer and certain other executives attend most of the Compensation Committee’s meetings, but the Compensation Committee also holds private sessions outside the presence of members of management. The Compensation Committee discusses our Chief Executive Officer’s compensation with him but makes decisions with respect to his compensation without him present.
 In 2025, the Compensation Committee reviewed the compensation arrangements for our executive officers and took the actions discussed above under the headings “Base Salaries,” “Cash Incentives” and “2025 Equity Awards.” The Compensation Committee has delegated to management the authority to make certain decisions regarding compensation for employees other than executive officers. The Compensation Committee has not delegated any of its authority with respect to the compensation of executive officers.

Summary Compensation Table
The following table sets forth compensation earned during the fiscal years ended December 31, 2025 and 2024 by Ryan Steelberg, our principal executive officer, and Michael Zemetra, our other executive officer serving at December 31, 2025, as well as the grant date fair values of share-based compensation awarded to such officers during such fiscal years, calculated in accordance with ASC Topic 718. Mr. Zemetra was also serving as our principal financial officer as of December 31, 2025. These officers are referred to herein as the “named executive officers.” Other than Mr. Steelberg and Mr. Zemetra, we did not have any other “executive officers” (as defined in Rule 3b-7 under the Exchange Act) during the fiscal year ended December 31, 2025.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards(1) ($)	Non-equity Incentive Plan Compen- sation ($)	All Other Compen- sation ($)	Total ($)
Ryan Steelberg President, Chief Executive Officer and Chairman of the Board	2025	665,000	166,250(2)	1,675,200	—	—	2,506,450
	2024	525,000(3)	79,500(4)	3,116,122	—	84,043 (5)	3,804,665
Michael L. Zemetra	2025	428,000	64,200(2)	575,850	—	35,587 (6)	1,103,837
Executive Vice President, Chief Financial Officer and Treasurer	2024	400,000	79,500 (4)	912,300	—	31,578 (6)	1,423,378

(1)    Reflects the grant date fair values of RSUs awarded to the named executive officers, which were computed in accordance with ASC Topic 718. See additional information regarding the RSUs awarded to our named executive officers in 2025 under the heading “2025 Equity Awards” above.
(2)    Reflects discretionary bonuses allocated to Mr. Steelberg and Mr. Zemetra under the 2025 Bonus Program, as described in more detail above under the heading “Cash Incentives—2025 Annual Bonus.” These bonuses were paid on April 15, 2026.
(3)    In 2024, Mr. Steelberg was entitled to receive a base salary of $525,000 under his employment agreement with us. Mr. Steelberg voluntarily reduced his annual base salary from $525,000 to $1 in May 2023, which remained in effect through December 31, 2024. On April 8, 2024, the Compensation Committee granted to Mr. Steelberg under the 2023 Plan an award of RSUs representing the right to receive 122,399 shares of our common stock upon vesting. This award was intended as a replacement for 2024 salary foregone by Mr. Steelberg due to the fact that Mr. Steelberg continued to receive a reduced annual base salary of $1 during 2024. The 2024 salary replacement award had a grant date fair value of $853,121 as computed in accordance with ASC Topic 718. In granting the 2024 salary replacement award, our Compensation Committee used a 90-day VWAP of our stock price to determine the number of RSUs to replace Mr. Steelberg’s foregone 2024 salary. The value of the 2024 salary replacement award reflected in this table is computed in accordance with FASB Topic ASC 718, which resulted in a higher value of the replacement award than the 90-day VWAP of our stock price used by our Compensation Committee. In accordance with SEC disclosure rules, the portion of the grant date fair value of the 2024 salary replacement award that replaced Mr. Steelberg’s foregone 2024 annual base salary of $524,999 is reflected in the “Salary” column for 2024 in the Summary Compensation Table. The portion of the grant date fair value of the 2024 salary replacement award that exceeded the amount of Mr. Steelberg’s foregone base salary for 2024 was $328,122 and is reported in the “Stock Awards” column of the Summary Compensation Table. For a discussion of Mr. Steelberg’s base salary in effect as of January 1, 2025, please refer to the sections above titled, “2023 Employment Agreements—Ryan Steelberg” and “Compensation Components—Base Salaries.”
(4)    Reflects a one-time deal bonus for the successful completion of the Veritone One divestiture in 2024.

(5)    Consists of reimbursement of costs of Mr. Steelberg’s separate healthcare plan totaling $14,043 and payment for the use of Mr. Steelberg’s personal rental property for Company purposes totaling $70,000.
(6)    Consists of Company contributions made to Mr. Zemetra’s 401(k) account totaling $3,000 and $3,000 and contributions made towards Mr. Zemetra’s health insurance premiums totaling $32,587 and $28,578 during 2025 and 2024, respectively.

Outstanding Equity Awards at 2025 Fiscal Year End
The table below sets forth information regarding outstanding equity awards held by each named executive officer as of December 31, 2025, including: (i) the numbers of shares of our common stock underlying exercisable and unexercisable stock options held by each named executive officer and the exercise prices and expiration dates thereof as of December 31, 2025; and (ii) the number of RSUs held by each named executive officer, and the market value or payout value thereof, that had not vested or become earned as of December 31, 2025.

		Option Award				Stock Award
		Number of Securities Underlying Unexercised Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares Or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Name	Grant Date	Exercisable	Unexercisable
Ryan Steelberg	2/10/25	—	—	—	—	—	—	120,000(2)	558,000
	2/10/25	—	—	—	—	—	—	120,000(3)	558,000
	2/10/25	—	—	—	—	240,000(4)	1,116,000	—	—
	4/8/24	—	—	—	—	133,333 (5)	619,998	—	—
	1/19/23	—	—	—	—	52,675 (6)	244,939	—	—
	5/11/17	522,409	—	15.00	05/11/27	—	—	—	—
	5/11/17	1,044,819	—	15.00	05/11/27	—	—	—	—
	3/15/18	68,015	—	15.14	03/15/28	—	—	—	—
	8/27/20	1,357,425 (7)	—	11.97	08/27/30	—	—	—	—
Michael L. Zemetra	2/10/25	—	—	—	—	—	—	41,250 (2)	191,813
	2/10/25	—	—	—	—	—	—	41,250(3)	191,813
	2/10/25	—	—	—	—	82,500(4)	383,625	—	—
	6/6/24	—	—	—	—	20,000(5)	93,000	—	—
	4/8/24	—	—	—	—	48,000 (5)	223,200	—	—
	1/19/23	—	—	—	—	23,703 (6)	110,219	—	—
	6/21/23	—	—	—	—	9,465 (6)	44,012	—	—
	10/8/20	60,000	—	11.10	10/08/30	—	—	—	—
	10/8/20	120,000 (7)	—	11.10	10/08/30	—	—	—	—

(1)    The market values of all RSUs reflected in the table above have been calculated based on the closing price of our common stock on December 31, 2025 as reported on the Nasdaq Global Market, which was $4.65 per share.

(2) Represents performance-based RSU awards (“Financial PSUs”) granted on February 10, 2025, under the 2023 Plan. These Financial PSUs became eligible to vest upon the achievement of 2025 revenue and non-GAAP net income (loss) metrics. In March 2026, the Compensation Committee determined that such 2025 financial performance metrics had not been achieved; as a result, these Financial PSUs were not eligible to vest and were forfeited. If any of the Financial PSUs had become eligible to vest, they would have vested as follows: one-third (1/3) of such Financial PSUs would have vested upon certification of achievement and two-thirds (2/3) of such Financial PSUs would have vested quarterly thereafter.
(3) Represents performance-based RSU awards (“TSR PSUs”) granted on February 10, 2025, under the 2023 Plan. These TSR PSUs vest based on Veritone’s relative total shareholder return against the S&P Software Services Index for the three-year performance period from January 1, 2025 through December 31, 2027, as certified by the Compensation Committee in the first quarter of 2028. Payout ranges from 50% of target at the 25th percentile to 200% of target at the 75th percentile, with 0% below the 25th percentile. The number of units reported reflects the target level of performance (100%). At maximum achievement (200%), the TSR PSUs would represent 240,000 and 82,500 units for Mr. Steelberg and Mr. Zemetra, respectively. Any vesting of the TSR PSUs will occur immediately upon certification.
(4) Represents time-based RSU awards that vest in three equal installments on each of January 1, 2026, January 1, 2027 and January 1, 2028.
(5)    Represents time-based RSU awards that vest in three equal installments on each of January 1, 2025, January 1, 2026 and January 1, 2027. The number of units reflects the unvested balance as of December 31, 2025, after giving effect to the vesting of one installment on January 1, 2025.
(6)    Represents time-based RSU awards that vest in three equal installments on each of January 1, 2024, January 1, 2025 and January 1, 2026. The number of units reflects the unvested balance as of December 31, 2025, after giving effect to the vesting of two installments on January 1, 2024 and January 1, 2025.
(7)    Consists of performance-based stock options awarded to Ryan Steelberg on August 27, 2020, and a performance-based stock option awarded to Mr. Zemetra under our Inducement Grant Plan on October 8, 2020. The vesting of one-third (1/3rd) of such performance-based stock options was conditioned upon the achievement of stock price milestones for our common stock of $17.50, $22.50 and $27.50 per share, respectively. The first and second stock price milestones were achieved in January 2021, and the third stock price milestone was achieved in February 2021. Accordingly, all such performance-based stock options have vested in full.

The vesting of equity awards held by the named executive officers is subject to each officer’s continued service with our company and is subject to acceleration under certain circumstances as discussed under the heading “Payments Upon Termination of Employment or Change in Control” above.
 Other Policies
Indemnification of Directors and Officers
See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Indemnification of Directors and Officers” for discussion of our indemnification arrangements with our directors and executive officers.
Director and Executive Stock Ownership Guidelines

In March 2023, our Board adopted stock ownership guidelines for our directors and executive officers (each, a “Covered Individual”), under which (i) our Chief Executive Officer is expected to own shares of our Common Stock with a value equal to at least five times his then-current annualized base salary, (ii) each of our other executive officers is expected to own shares of our Common Stock with a value equal to at least one times the officer’s then-current annualized base salary and (iii) each of our Board members is expected to own shares with a value equal to at least three times the then-current annualized Board service retainer. Share ownership for purposes of the guidelines includes shares of our Common Stock owned directly by the Covered Individual, by the Covered Individual’s spouse, or by the Covered Individual’s children who reside with the Covered Individual or the Covered Individual’s spouse, shares held in a trust established by the Covered Individual or the Covered Individual’s spouse for estate or tax planning purposes if the trust is revocable by the Covered Individual or the Covered Individual’s spouse, and shares subject to outstanding restricted stock and restricted stock unit (“RSU”) awards (whether or not vested and whether or not payable in stock or cash of equivalent value) granted to the Covered Individual (other than restricted stock units subject to unsatisfied performance-based vesting conditions). Covered Individuals are expected to satisfy the guideline level of ownership by the first December 31 on or after the later of the date that is five years after the effective date of the guidelines or the date that the Covered Individual first becomes subject to the guidelines. Thereafter, compliance with the guidelines will be assessed as of December 31 each year. If a Covered Individual does not satisfy the guideline level of ownership as of such a measurement date, the Covered Individual is expect to hold at least 50% of the net vested shares acquired upon the exercise, payment or vesting of any equity award (with the “net” shares determined after taking into account any shares sold or withheld to pay any applicable exercise price of the award and to satisfy any applicable withholding obligations) granted to the Covered Individual by the Company until and to the extent required for the Covered Individual’s level of ownership to satisfy the applicable guideline level. Our Board of Directors or the Compensation Committee may suspend or grant waivers to the guidelines from time to time. The first measurement date for our stock ownership guidelines will be in March 2028.
Clawback Policy
As a public company, if we are required to restate our financial results due to our material noncompliance with any financial reporting requirements under the federal securities laws as a result of misconduct, our Chief Executive Officer and Chief Financial Officer may be legally required to reimburse us for any bonus or other incentive-based or equity-based compensation they receive in accordance with the provisions of Section 304 of the Sarbanes-Oxley Act of 2002, as amended. Additionally, in November 2023, our Board adopted a clawback policy that complies with Section 10D of the Exchange Act, Rule 10D-1 promulgated thereunder, and Nasdaq Listing Rule 5608. A copy of the clawback policy has been filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on April 15, 2026.
As previously disclosed, on April 15, 2026, we filed Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the period ended September 30, 2025 to amend and restate our previously issued unaudited condensed consolidated financial statements for the period ended September 30, 2025. The Compensation Committee considered whether the restatements required recovery of erroneously awarded incentive-based compensation pursuant to our clawback policy. The Compensation Committee concluded that the restatement did not impact any incentive-based compensation that was earned, granted or vested based on the achievement of a financial reporting measure and, therefore, no recovery of incentive-based compensation was required under our clawback policy.
Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information
We do not grant stock options, stock appreciation rights, or similar instruments with option-like features and have no policies or practices to disclose pursuant to Item 402(x)(1) of Regulation S-K.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plan Information at 2025 Fiscal Year End
The following table sets forth information with respect to securities authorized for issuance under our equity compensation plans as of December 31, 2025:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)(3)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans Approved by Security Holders(1)	9,762,684	$ 13.07	5,173,270
Equity Compensation Plans Not Approved by Security Holders(2)	511,500	$ 13.23	447,178
Total	10,274,184		5,620,448

(1)    The number of shares reflected in column (a) of the table above for equity compensation plans approved by security holders consists of: (i) outstanding options to purchase an aggregate of 7,621,043 shares of our common stock, which were granted under our 2014 Plan, 2017 Plan, 2018 Plan and 2023 Plan; and (ii) outstanding RSUs representing the right to receive upon vesting an aggregate of 2,141,641 shares of our common stock, which were awarded under our 2017 Plan and 2023 Plan. The number of shares reflected in column (c) of the table above for equity compensation plans approved by security holders consists of (i) an aggregate of 3,758,603 shares available for issuance under our 2023 Plan as of December 31, 2025 and (ii) 1,414,667 shares available for future issuance under our ESPP as of December 31, 2025, of which 87,783 shares were subsequently issued on January 31, 2026, for the purchase interval that had been open as of December 31, 2025. Our ESPP provides that the number of shares reserved for issuance thereunder will increase automatically on the first trading day of January each calendar year by an amount equal to 1% of the total number of shares of common stock outstanding on the last trading day in December of the immediately preceding calendar year, up to an annual maximum of 250,000 shares, or a lesser number of shares determined by the Board in its discretion. The Board made the decision not to increase the number of shares of common stock reserved for issuance under our ESPP as of January 1, 2026.
(2)    The number of shares reflected in column (a) of the table above for equity compensation plans not approved by security holders consists of: (i) outstanding options to purchase an aggregate of 337,000 shares of our common stock, which were granted under our Inducement Grant Plan; and (ii) outstanding RSUs representing the right to receive upon vesting an aggregate of 174,500 shares of our common stock, which were awarded under our Inducement Grant Plan. The number of shares reflected in column (c) of the table above for equity compensation plans not approved by security holders consists of 447,178 shares available for issuance under our Inducement Grant Plan.
(3)    For equity compensation plans approved by security holders, the weighted-average exercise price reflected in column (b) represents the weighted-average exercise prices of outstanding options. All outstanding RSUs were awarded without payment of any purchase price. For equity compensation plans not approved by security holders, the weighted-average exercise price in column (b) represents a weighted-average exercise price of $13.23 with respect to options to purchase an aggregate of 337,000 shares of our common stock.
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth specified information with respect to the beneficial ownership of our common stock as of April 21, 2026 by: (1) each of our named executive officers serving at the time of filing of this Amendment; (2) each of our directors and nominees for director; (3) all of our executive officers serving at the time of filing of this Amendment, our directors and nominees for director as a group; and (4) each person (or group of affiliated persons) who is known by us to beneficially own more than 5% of the outstanding shares of our common stock.

	Amount and Nature of Shares Beneficially Owned(2)
Name and Address of Beneficial Owners(1)	Number	Percentage
Named Executive Officers, Directors and Nominees
Ryan Steelberg(3)	6,204,910	6.47%
Michael L. Zemetra(4)	354,481	*
Michael Keithley(5)	60,000	*
Knute P. Kurtz(6)	148,121	*
Francisco Morales(7)	37,500	*
Richard H. Taketa(8)	188,952	*
Michael Zilis(9)	102,475	*
All executive officers, directors and nominees as a group (7 persons)(10)	7,096,439	7.37%

5% Stockholders
Esousa Group Holdings LLC and affiliate(11) 211 East 43rd Street, Suite 402 New York, NY 10017	9,928,303	9.99%

*    Less than 1%
(1)    Unless otherwise indicated, the business address of each holder is c/o Veritone, Inc., 5291 California Avenue, Suite 350, Irvine, CA 92617.
(2)    The beneficial ownership is calculated based on 92,953,666 shares of our common stock outstanding as of April 21, 2026. Beneficial ownership is determined in accordance with SEC rules. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options, warrants, RSUs and/or other rights held by that person that are exercisable and/or will be settled within 60 days after April 21, 2026 are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage of each other person. To our knowledge, except pursuant to applicable community property laws or as otherwise indicated herein, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name, and none of such persons has pledged such shares as security for any obligation.
(3)    Includes (i) 605,869 shares of common stock held by Ryan Steelberg; (ii) 2,003,349 shares of common stock held by RVH, LLC; (iii) 215,174 shares of common stock held by The RSS Living Trust; (iv) 366,300 shares of restricted common stock held by The RSS Living Trust; (v) warrants to purchase 21,550 shares of common stock held by The RSS Living Trust; and (vi) 2,992,668 shares of common stock subject to outstanding options that are exercisable within 60 days after April 21, 2026. Ryan Steelberg is the sole member and manager of RVH, LLC and, as such, has sole voting and dispositive power over all shares held by RVH, LLC. Ryan Steelberg is the trustee of The RSS Living Trust and, as such, is deemed to have shared voting and dispositive power over all of the shares and options held by The RSS Living Trust.
(4)    Includes (i) 174,481 shares of common stock held by Mr. Zemetra and (ii) 180,000 shares of common stock subject to outstanding options that are exercisable within 60 days after April 21, 2026.
(5)    Includes (i) 30,000 shares of common stock held by Mr. Keithley and (ii) 30,000 shares of common stock that may be acquired upon the vesting of RSUs within 60 days after April 21, 2026.
(6)    Includes (i) 109,433 shares of common stock held by Mr. Kurtz; (ii) 30,000 shares of common stock that may be acquired by Mr. Kurtz upon the vesting of RSUs within 60 days after April 21, 2026; and (iii) 8,688 shares of common stock subject to outstanding options that are exercisable within 60 days after April 21, 2026.
(7)    Includes (i) 7,500 shares of common stock held by Mr. Morales and (ii) 30,000 shares of common stock that may be acquired by Mr. Morales upon the vesting of RSUs within 60 days after April 21, 2026.

(8)    Includes (i) 79,416 shares of common stock held by Mr. Taketa; (ii) 30,000 shares of common stock that may be acquired by Mr. Taketa upon the vesting of RSUs within 60 days after April 21, 2026; (iii) 70,848 shares of common stock held by Mr. Taketa and his spouse as trustees of a family trust; and (iv) 8,688 shares of common stock subject to outstanding options that are exercisable within 60 days after April 21, 2026.
(9)    Includes (i) 72,475 shares of common stock held by Mr. Zilis and (ii) 30,000 shares of common stock that may be acquired by Mr. Zilis upon the vesting of RSUs within 60 days after April 21, 2026.
(10)    Includes (i) an aggregate of 3,734,845 shares of common stock held directly or indirectly by our executive officers, directors and nominees, as described in footnotes (1) through (9) above, (ii) 150,000 shares of common stock that may be acquired by our executive officers, directors and nominees upon the vesting of RSUs within 60 days after April 21, 2026; (iii) warrants to purchase 21,550 shares of common stock and (iii) 3,190,044 shares of common stock subject to outstanding options that are exercisable within 60 days after April 21, 2026.
(11)    The holder has sole voting and dispositive power with respect to 9,928,303 shares of common stock and has shared voting and dispositive power with respect to 0 shares of common stock. This amount consists of 9,928,303 shares of common stock. Michael Wachs is the managing member of the holder. The beneficial ownership information reflected in the table is included in the Schedule 13G filed by the holder with the SEC on July 15, 2025.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
Since January 1, 2024, except as described below, there have been no transactions to which we have been a party in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at the end of our last two completed fiscal years and in which any of our directors, executive officers or beneficial holders of more than 5% of our common stock, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest.
Policies and Procedures for Transactions with Related Persons
Our Board has a policy regarding the review and approval or ratification of transactions with related persons (“Related Persons Transaction Policy”). The Related Persons Transaction Policy requires our Audit Committee to review and approve all transactions with related persons (as defined in Section 404 of Regulation S-K) involving the Company. In reviewing and approving any such transactions, our Audit Committee is tasked to consider all relevant facts and circumstances, including, but not limited to, whether the transaction is on terms comparable to those that could be obtained in an arm’s length transaction and the extent of the related person’s interest in the transaction.
June 2025 Registered Direct Offering and Private Placement
On June 30, 2025, we entered into a securities purchase agreement (the “RDO Purchase Agreement”) to issue and sell an aggregate of 6,452,293 shares of our common stock at a price of $1.09 per share and pre-funded warrants to purchase up to 1,804,587 shares of our common stock, priced at $1.08 per pre-funded warrant, with an exercise price of $0.01 per share, to certain institutional and accredited investors in a registered direct offering.
Also on June 30, 2025, pursuant to the terms of the RDO Purchase Agreement, we and Ryan Steelberg, our President, Chief Executive Officer and Chairman of our Board of Directors, as trustee of The RSS Living Trust dated April 6, 2012 (the “RSS Trust”), entered into a securities purchase agreement, pursuant to which the RSS Trust agreed to purchase from us, and we agreed to issue and sell to the RSS Trust, up to 709,220 shares of our common stock for a gross aggregate offering price of $1.0 million, at a price per share equal to the greater of (i) $1.41 (representing the consolidated closing bid price of our common stock on June 27, 2025) and (ii) the consolidated closing bid price of our common stock on the date that was the second full trading day after the date on which our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 (“Q2 Form 10-Q”) was filed with the SEC (such transaction, the “Private Placement” and such shares, the “Private Placement Shares”).
The Private Placement closed on August 13, 2025, the third full trading day after the filing of our Q2 Form 10-Q with the SEC. In connection with the closing of the Private Placement, we issued 366,300 shares of our common stock at a price per share of $2.73, the consolidated closing bid price of our common stock on August 12, 2025. The Private Placement Shares were not registered under the Securities Act and were offered pursuant to the exemption from registration provided in Section 4(a)(2) of the Securities Act and Rule 506(b) promulgated thereunder. The RSS Trust is an “accredited investor” as such term is defined in Rule 501(a) under the Securities Act.

Steel Holdings, LLC Consulting Agreements
On January 4, 2023, we entered into a Consulting Agreement with Steel Holdings, LLC, effective as of January 1, 2023, which we later amended on January 23, 2024, as described below. Steel Holdings, LLC is an entity affiliated with Chad Steelberg, who is the sole manager and member of Steel Holdings, LLC. Chad Steelberg is our former Chief Executive Officer and former Chairman and member of our Board. Pursuant to the Consulting Agreement, we retained Mr. Steelberg’s services as a consultant after his resignation as our Chief Executive Officer on December 31, 2022. Prior to the amendment to the Consulting Agreement in January 2024, we paid Steel Holdings, LLC $41,666 per month to provide consulting services, which included Mr. Steelberg performing various tasks aligned with our development, operation and commercialization of its aiWARE platform.
In addition, prior to the amendment to the Consulting Agreement in January 2024, Steel Holdings, LLC was eligible to receive performance bonuses, split equally between cash and RSU awards, each vesting upon achievement of specific “Performance Goals” to be achieved for an applicable quarter or year in the following categories: Product Achievements (five goals), Customer Validation (two goals), Analyst Validation (four goals) and Transition and Succession Planning (one goal). Prior to the amendment to the Consulting Agreement in January 2024, Mr. Steelberg had achieved three Performance Goals and as a result, we paid Mr. Steelberg $375,000 in cash bonuses and vested RSU awards representing the right to receive 19,743 and 39,486 shares of common stock on April 22, 2023, and November 15, 2023, respectively. The grant date value of these RSU awards was $178,477 in the aggregate.
On January 23, 2024, we entered into an Amended Consulting Agreement with Steel Holdings, LLC, which superseded and replaced the Consulting Agreement, and which terminated by its terms on December 31, 2025.
Pursuant to the Amended Consulting Agreement, Mr. Steelberg provided technical advisory services related to our software, software architecture and technology strategy as requested by our Chief Executive Officer until December 31, 2025. In consideration for these services, we paid to Steel Holdings, LLC: (i) $1.0 million in cash on July 1, 2024; and (ii) $50,000 per month in cash for the period from January 2024 through December 2025. We also agreed to reimburse Steel Holdings, LLC for reasonable and documented expenses incurred in connection with providing the services in accordance with our standard travel and expense policies. Steel Holdings, LLC was no longer eligible for any performance bonuses under the Amended Consulting Agreement.
On January 1, 2026, we entered into a new independent contractor services agreement with Steel Holdings, LLC (the “2026 Consulting Agreement”). Pursuant to the 2026 Consulting Agreement, Mr. Steelberg will provide business development services related to our software and services, including strategic government sales and business development services, identification and pursuit of prospective customers, partners, and revenue opportunities, and supporting our go-to-market execution, as directed by our Chief Executive Officer, until December 31, 2026, the termination date of the 2026 Consulting Agreement. In consideration for these services, we will pay to Steel Holdings, LLC $12,500 per month in cash for the period from January 2026 through December 2026. We will also reimburse Steel Holdings, LLC for reasonable and documented pre-authorized expenses incurred in connection with providing the services in accordance with our standard travel and expense policies. Either party may terminate the 2026 Consulting Agreement upon 90 days’ written notice. Steel Holdings, LLC is not eligible for any performance bonuses under the 2026 Consulting Agreement.
Through March 31, 2026, we have paid a total of $3,186,805 in cash to Steel Holdings, LLC pursuant to the Amended Consulting Agreement and the 2026 Consulting Agreement.
Prior to entering into each of the Consulting Agreement, the Amended Consulting Agreement and the 2026 Consulting Agreement, respectively, our Audit Committee, and in the case of the 2026 Consulting Agreement, our Board, considered the terms of each such agreement under our Related Persons Transaction Policy, including whether or not the transaction is on terms comparable to those that could be obtained in an arm’s length transaction for the services being rendered and the extent of the related person’s interest in the transaction. Given Mr. Steelberg’s expertise in the field of AI solutions, his familiarity with our aiWARE platform and the uniqueness of the services that the Company required to advance the development and commercialization of our aiWARE platform, the Audit Committee or the Board, as applicable, determined that entering into the Consulting Agreement, the Amended Consulting Agreement and the 2026 Consulting Agreement were each in the best interests of our Company and its stockholders and approved each of the Consulting Agreement, the Amended Consulting Agreement and the 2026 Consulting Agreement under our Related Persons Transaction Policy.

Indemnification of Directors and Officers
Our Certificate of Incorporation and our Bylaws provide that we will indemnify our directors and officers to the fullest extent permitted under Delaware law, which prohibits our Certificate of Incorporation from limiting the liability of our directors for the following:
•any breach of the director’s duty of loyalty to us or our stockholders;
•acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of law;
•unlawful payment of dividends or unlawful stock repurchases or redemptions; or
•any transaction from which the director derived an improper personal benefit.
Our Certificate of Incorporation also provides that if Delaware law is amended to authorize corporate action further eliminating or limiting the personal liability of a director, then the liability of our directors will be eliminated or limited to the fullest extent permitted by Delaware law, as so amended. This limitation of liability does not apply to liabilities arising under the federal securities laws and does not affect the availability of equitable remedies such as injunctive relief or rescission.
Our Certificate of Incorporation and our Bylaws also provide that we will indemnify our employees and agents to the fullest extent permitted by law. Our Bylaws also permit us to secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of his or her actions in this capacity, regardless of whether we would have the power to indemnify such person against such expense, liability or loss under the Delaware General Corporation Law. We have obtained directors’ and officers’ liability insurance.
We have entered into separate indemnification agreements with each of our directors and executive officers, in addition to indemnification provided for in our Certificate of Incorporation and our Bylaws. These agreements, among other things, provide for indemnification of our directors and executive officers for expenses, judgments, fines and settlement amounts incurred by this person in any action or proceeding arising out of this person’s services as a director or executive officer or at our request. We will not indemnify such director or officer, however, for expenses and the payment of profits arising from the purchase and sale by the director or officer of securities in violation of Section 16(b) of the Exchange Act.
Director Independence
See “Item 10. Directors, Executive Officers and Corporate Governance—Director Independence.”
Item 14.    Principal Accountant Fees and Services.
The table below reflects the aggregate fees billed for audit, audit-related, tax and other services rendered by Grant Thornton LLP (“Grant Thornton”) for our fiscal years ended December 31, 2025 and 2024.

Fee Category	Year Ended December 31, 2025	Year Ended December 31, 2024
Audit Fees	$ 3,854,489	$ 2,769,980
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$ 3,854,489	$ 2,769,980

Audit Fees
Audit fees billed by Grant Thornton for 2025 and 2024 consisted of fees for professional services rendered for: (i) the audit of our annual consolidated financial statements; (ii) the review of our consolidated financial statements included in our quarterly reports on Form 10-Q and annual report on Form 10-K; (iii) the review of our registration statements filed with the SEC in 2025 and 2024; and (iv) reviews related to other filings with the SEC.
Audit-Related Fees
No audit-related services were rendered by Grant Thornton for 2025 or 2024.
Tax Fees
No tax related services were rendered by Grant Thornton for 2025 or 2024.
All Other Fees
No other services were rendered by Grant Thornton for 2025 or 2024.
Audit Committee Pre-Approval Policies and Procedures
Consistent with SEC rules, the Audit Committee has the responsibility for appointing, setting compensation for and overseeing the work of our independent registered public accounting firm. As such, the Audit Committee has established a policy of pre-approving all audit and permissible non-audit services provided to us by our independent registered public accounting firm. Prior to engagement, the Audit Committee pre-approves these services by category of service. The fees are budgeted and the Audit Committee requires the independent registered public accounting firm and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise that make it necessary to engage our independent registered public accounting firm for additional services not contemplated in the original pre-approval. In those instances, the Audit Committee requires specific pre-approval prior to engagement. All audit services provided by Grant Thornton during 2025 and 2024 were approved by the Audit Committee pursuant to this policy.
The Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting.
The Audit Committee reviewed and discussed the services, in addition to audit services, rendered by Grant Thornton during 2025 and 2024, as well as the fees paid therefor, and has determined that the provision of such other services by Grant Thornton, and the fees paid therefor, were compatible with maintaining Grant Thornton’s independence.

PART IV
Item 15.    Exhibits and Financial Statement Schedules.
(a)The following documents are filed as part of this Amendment, or incorporated herein by reference:
1.Financial Statements. The financial statements included in Part II, Item 8, Financial Statements and Supplementary Data, of the 2025 10-K are filed as part of this Amendment,
2.Financial Statement Schedules. Schedules are omitted because the required information is inapplicable, not material, or the information is presented in the consolidated financial statements or related notes, and
3.Exhibits. The exhibits listed in the Exhibit Index immediately below are filed as part of this Amendment, or are incorporated by reference herein.
(b) Exhibit Index:

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date
3.1	Fourth Amended and Restated Certificate of Incorporation of the Registrant	8-K	3.1	6/16/2025
3.2	Amended and Restated Bylaws of the Registrant	8-K	3.2	5/23/2017
4.1	Specimen Stock Certificate evidencing the shares of the Registrant’s common stock	S-1/A	4.1	4/28/2017
4.2	Form of Indenture	S-3	4.4	6/1/2018
4.3	Description of Registrant’s securities registered under Section 12 of the Exchange Act	10-K	4.3	4/15/2026
4.4	Indenture, dated as of November 19, 2021, by and among Veritone, Inc. and U.S. Bank National Association, as trustee	8-K	4.1	11/22/2021
4.5	Form of Warrant issued pursuant to Term Loan	8-K	4.1	12/14/2023
4.6	Registration Rights Agreement, dated December 13, 2023, by and among Veritone, Inc. and the investors identified therein	8-K	4.2	12/14/2023
10.1#	Veritone, Inc. 2014 Stock Option/Stock Issuance Plan (2014 Plan)	S-1	10.1	3/15/2017
10.2#	Amendment to 2014 Plan dated April 27, 2017	S-1/A	10.33	4/28/2017
10.3#	Form of Notice of Grant of Stock Option, together with Forms of Stock Option Agreement and Stock Purchase Agreement (for use with the 2014 Plan)	S-1	10.2	3/15/2017
10.4#	Form of Stock Issuance Agreement (for use with the 2014 Plan with 83(b) election)	S-1	10.3	3/15/2017
10.5#	Form of Stock Issuance Agreement (annual vesting for use with 2014 Plan without 83(b) election)	S-1/A	10.15	4/28/2017
10.6#	Form of Notice of Grant of Stock Option, together with Forms of Stock Option Agreement and Stock Purchase Agreement, relating to Time-Based Option granted to each of Chad Steelberg and Ryan Steelberg on May 11, 2017	10-Q	10.1	6/26/2017
10.7#	Form of Notice of Grant of Stock Option, together with Forms of Stock Option Agreement and Stock Purchase Agreement, relating to Performance-Based Option granted to each of Chad Steelberg and Ryan Steelberg on May 11, 2017	10-Q	10.2	6/26/2017
10.8#	Form of Change in Control (CIC) Addendum to Stock Option Agreement for use in connection with the grant of stock options to certain executive officers under the 2014 Plan	S-1	10.38	11/15/2017
10.9#	2017 Stock Incentive Plan (2017 Plan)	S-1/A	10.14	4/28/2017
10.10#	Form of Notice of Grant of Stock Option, together with Forms of Stock Option Agreement and Stock Purchase Agreement, for use with the 2017 Plan	10-Q	10.3	6/26/2017
10.11#	Forms of Notice of Grant of Stock Option and Stock Option Agreement for use in connection with grants of stock options to Chad Steelberg and Ryan Steelberg under 2017 Plan	10-Q	10.1	5/8/2018

10.12#	Form of Change in Control (CIC) Addendum to Stock Option Agreement for use in connection with grants of stock options to certain executive officers under 2017 Plan	10-Q	10.2	5/8/2018
10.13#	Form of Restricted Stock Unit Agreement for use under the 2017 Plan	10-Q	10.3	5/8/2018
10.14#	Form of Restricted Stock Unit Agreement for use in connection with the award of restricted stock units to executive officers under the 2017 Plan	10-K	10.16	3/18/2019
10.15#	Form of Notice of Grant of Stock Option and Stock Option Agreement for use in connection with the grant of stock options with performance-based vesting conditions under the 2017 Plan	10-K	10.17	3/18/2019
10.16#	Veritone, Inc. 2018 Performance-Based Stock Incentive Plan (2018 Plan)	S-8 POS	99.5	6/21/2023
10.17#	Amendment No. 1 to Veritone, Inc. 2018 Performance-Based Stock Incentive Plan	8-K	10.1	9/1/2020
10.18#	Amended and Restated CEO Award Agreement between the Registrant and Chad Steelberg dated effective as of August 27, 2020	8-K	10.2	9/1/2020
10.19#	Amended and Restated President Award Agreement between the Registrant and Ryan Steelberg dated effective as of August 27, 2020	8-K	10.3	9/1/2020
10.20#	Form of Award Agreement to be used under the 2018 Plan	8-K	10.4	7/5/2018
10.21#	Veritone, Inc. Amended and Restated Inducement Grant Plan (the Inducement Plan)	8-K	10.1	3/30/2023
10.22#	Form of Notice of Grant of Stock Option under the Inducement Plan	S-8	99.2	10/7/2020
10.23#	Form of Stock Option Agreement under the Inducement Plan	S-8	99.3	10/7/2020
10.24#	Form of Notice of Grant of Performance-Based Stock Option under the Inducement Plan	S-8	99.4	10/7/2020
10.25#	Form of Performance-Based Stock Option Agreement under the Inducement Plan	S-8	99.5	10/7/2020
10.26#	Form of Restricted Stock Unit Agreement under the Inducement Plan	S-8	99.6	10/8/2020
10.27#	Veritone, Inc. Employee Stock Purchase Plan	S-1/A	10.32	4/28/2017
10.28#	Form of Indemnification Agreement for directors and officers	S-1/A	10.17	4/28/2017
10.29	Form of Common Stock Purchase Warrant issued to Acacia and Veritone LOC, LLC	S-1/A	10.22	4/21/2017
10.30	Form of Capped Call Transactions Confirmation	8-K	10.1	11/22/2021
10.31	Registration Rights Agreement, made and entered into as of September 14, 2021, by and between the Registrant and the shareholders named therein	10-Q	10.1	11/15/2021
10.32#	Employment Agreement, dated January 19, 2023, between Veritone, Inc. and Ryan Steelberg	8-K	10.1	1/20/2023
10.33#	Employment Agreement, dated January 19, 2023, between Veritone, Inc. and Michael L. Zemetra	8-K	10.2	1/20/2023
10.34*	Veritone, Inc. Non-Employee Director Compensation Policy, effective as of January 1, 2026
10.35#	Veritone, Inc. Amended and Restated 2023 Equity Incentive Plan	8-K	10.2	6/16/2025
19.1	Insider Trading Policy	10-K	19.1	4/1/2025
21.1	Subsidiaries of the Registrant	10-K	21.1	4/15/2026
23.1	Consent of Grant Thornton LLP	10-K	23.1	4/15/2026
24.1	Power of Attorney	10-K	24.1	4/15/2026
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a–14(a) or 15d–14(a) of the Exchange Act
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a–14(a) or 15d–14(a) of the Exchange Act

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S. Section 1350	10-K	32.1	4/15/2026
97	Incentive Compensation Recoupment Policy	10-K	97	4/1/2024
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*    Filed herewith.
**    The certifications previously furnished as Exhibit 32.1 on the 2025 Form 10-K pursuant to 18 U.S.C. Subsection 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Exchange Act and are not to be incorporated by reference into any of the Registrant’s filings under the Securities Act, irrespective of any general incorporation language contained in any such filing.
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
Date: April 29, 2026