Form 10-Q
period 2026-03-31
Veritone, Inc.
filed 2026-05-14
CIK 1615165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
There were 92,958,965 shares of common stock outstanding as of May 12, 2026.

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
•our expectations with respect to the future performance of our products, such as Intelligent Digital Evidence Management System (“iDEMS”) and Veritone Data Refinery (“VDR”), including as drivers of future growth;
•actions by our competitors, partners and others that may block us from using third party technologies in our aiWARE platform, offering it for free to the public or making it cost prohibitive to continue to incorporate such technologies into our platform;
•interruptions or performance problems with our technology and infrastructure, or that of third parties with whom we work;

•the impact of the continuing economic disruption caused by macroeconomic and geopolitical factors, including lingering economic disruption caused by international conflicts, financial instability, inflation and the responses by central banking authorities to control inflation, monetary supply shifts, high interest rates, the imposition of tariffs, trade tensions, and global trade disputes, and the threat of recession in the United States and around the world on our business and our existing and potential customers; and
•any additional factors discussed in more detail in Part I, Item 1, Business; Part I, Item 1A, Risk Factors; and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2025, and our other filings with the Securities and Exchange Commission (“SEC”), including this Quarterly Report on Form 10-Q and our future filings with the SEC.

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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements.
VERITONE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amounts)
(Unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$15,087	$27,426
Accounts receivable, net	26,717	36,768
Prepaid expenses and other current assets	8,650	9,720
Total current assets	50,454	73,914
Property, equipment, and improvements, net	9,140	9,582
Intangible assets, net	34,063	38,639
Goodwill	53,975	54,256
Restricted cash	284	289
Other assets	7,283	5,600
Total assets	$155,199	$182,280
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,950	$16,487
Deferred revenue	13,193	12,290
Convertible Notes, current portion	45,392	45,317
Accrued purchase compensation, current portion	—	1,500
Accrued expenses and other current liabilities	24,729	28,186
Total current liabilities	96,264	103,780
Other non-current liabilities	9,936	10,376
Total liabilities	106,200	114,156
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.001 par value; 150,000 and 150,000 shares authorized as of March 31, 2026 and December 31, 2025, respectively; 92,958 and 92,627 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	94	93
Additional paid-in capital	646,712	645,962
Accumulated other comprehensive income	713	1,081
Accumulated deficit	(598,520)	(579,012)
Total stockholders’ equity	48,999	68,124
Total liabilities and stockholders’ equity	$155,199	$182,280
See the accompanying notes to unaudited condensed consolidated financial statements.

VERITONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31, 2026	March 31, 2025
Revenue	$20,259	$22,463
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	6,550	7,834
Sales and marketing	10,653	10,105
Research and development	5,753	5,206
General and administrative	10,948	14,004
Depreciation and amortization	5,778	6,948
Total operating expenses	39,682	44,097
Operating loss	(19,423)	(21,634)
Interest expense, net	178	2,628
Other expense (income), net	520	(4,061)
Loss from operations before income taxes	(20,121)	(20,201)
Income tax benefit	(613)	(326)
Net loss	$(19,508)	$(19,875)
Earnings (Loss) per share:
Loss per share, basic and diluted	$(0.21)	$(0.41)
Weighted-average common shares outstanding used in computing loss per share, basic and diluted	92,899,169	48,343,476
Comprehensive loss:
Net loss	$(19,508)	$(19,875)
Foreign currency translation adjustment, net of income taxes	(368)	(420)
Total comprehensive loss	$(19,876)	$(20,295)
See the accompanying notes to unaudited condensed consolidated financial statements.

VERITONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
Balance as of December 31, 2025	92,627	$93	$645,962	$1,081	$(579,012)	$68,124
Common stock issued under employee stock plans	475	1	161	—	—	162
Common stock withheld for employee taxes and other	(144)	—	(652)	—	—	(652)
Other	—	—	4	—	—	4
Stock-based compensation	—	—	1,237	—	—	1,237
Net loss	—	—	—	—	(19,508)	(19,508)
Foreign currency translation adjustment, net of income taxes	—	—	—	(368)	—	(368)
Balance as of March 31, 2026	92,958	94	646,712	713	(598,520)	48,999

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balance as of December 31, 2024	40,218	$41	$480,477	$214	$(467,280)	$13,452
Common stock issued under employee stock plans	322	—	140	—	—	140
Common stock withheld for employee taxes and other	(91)	—	(285)	—	—	(285)
Common stock and pre-funded warrants issued in connection with registered direct offering, net of offering costs	4,415	4	19,938	—	—	19,942
Stock-based compensation	—	—	1,800	—	—	1,800
Net loss	—	—	—	—	(19,875)	(19,875)
Foreign currency translation adjustment, net of income taxes	—	—	—	(420)	—	(420)
Balance as of March 31, 2025	44,864	45	502,070	(206)	(487,155)	14,754
See the accompanying notes to unaudited condensed consolidated financial statements.

VERITONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	March 31, 2026	March 31, 2025
Cash flows from operating activities:
Net loss	$(19,508)	$(19,875)
Adjustments to reconcile net loss from cash used in operating activities
Depreciation and amortization	5,778	6,948
Stock-based compensation	1,191	1,743
Non-cash interest expense	75	1,204
Deferred income taxes	541	(547)
Provision for credit losses	67	420
Non-cash barter revenue	(849)	—
Reduction in carrying amount of operating lease right-of-use assets	80	204
Change in fair value of earnout receivable	—	(3,654)
Changes in operating assets and liabilities:
Accounts receivable	9,984	(2,247)
Prepaid expenses and other current assets	1,695	(887)
Other assets	(1,332)	(3)
Accounts payable	(3,974)	2,144
Deferred revenue	691	1,407
Accrued expenses and other current liabilities	(5,933)	(3,777)
Other non-current liabilities	—	(124)
Net cash used in operating activities	(11,494)	(17,044)
Cash flows from investing activities:
Capital expenditures	(534)	(1,353)
Net cash used in investing activities	(534)	(1,353)
Cash flows from financing activities:
Repayment of senior secured term loan	—	(1,938)
Proceeds from issuance of stock and pre-funded warrants under registered direct offerings and at-the-market offering, net of offering costs	—	19,944
Proceeds from issuance of stock under employee stock plans, net	162	140
Taxes paid related to net share settlement of equity awards	(652)	(285)
Other	4	—
Net cash (used in) provided by financing activities	(486)	17,861
Effect of exchange rates on cash, cash equivalents, and restricted cash	170	(413)
Net change in cash, cash equivalents, and restricted cash	(12,344)	(949)
Cash, cash equivalents, and restricted cash, beginning of period	27,715	17,318
Cash, cash equivalents, and restricted cash included at the end of the period	$15,371	$16,369
Non-cash investing and financing activities:
Stock-based compensation capitalized as part of internal-use software	$46	$57
Lease liabilities arising from right-of-use assets	$—	$1,840
Capital expenditures included in accounts payable	$437	$—
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
2. Significant Accounting Policies
Basis of Presentation
The unaudited condensed consolidated interim financial information of the Company has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s (“SEC”) Regulation S-X. Accordingly, as permitted by Article 10 of Regulation S-X, it does not include all of the information required by generally accepted accounting principles in the U.S. (“U.S. GAAP”) for complete financial statements. The condensed consolidated balance sheet as of December 31, 2025 was derived from the audited financial statements at that date and does not include all the disclosures required by U.S. GAAP, as permitted by Article 10 of Regulation S-X. The Company’s unaudited condensed consolidated financial statements as of March 31, 2026 and for the three months ended March 31, 2026 and 2025 include Veritone, Inc. and all of its subsidiaries. In the opinion of management, the accompanying financial information contains all adjustments, consisting of normal recurring adjustments, necessary to state fairly the Company’s unaudited condensed consolidated financial statements as of March 31, 2026 and for the three months ended March 31, 2026 and 2025. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 10-K”). Operating results for the three months ended March 31, 2026 and 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.
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

As of March 31, 2026, the Company had cash and cash equivalents of approximately $15,087, working capital deficit of $45,810 and accounts receivable, net of $26,717, and the amount outstanding under our debt obligations was $45,392, net of unamortized discount cost, all of which related to the Convertible Notes. Additionally, for the three months ended March 31, 2026, net loss was $19,508 and net cash used in operating activities was $11,494. The Company’s ability to continue as a going concern is dependent on its ability to generate significant cash flows, obtain sufficient proceeds from any future offerings of securities, and/or obtain alternative financing prior to the maturity of the Convertible Notes in November 2026. The Company expects operating losses to continue in the foreseeable future as it continues to invest in growing its business. To alleviate these conditions, management is actively engaged in discussions to obtain alternative financing prior to the maturity of the Convertible Notes in November 2026. However, there can be no assurance that the Company will be able to obtain alternative financing as it is ultimately outside of the control of the Company.
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
Due to the Company’s projected cash needs (which includes amounts that will become due under the Convertible Notes upon their maturity in November 2026) combined with its current liquidity level and history of net losses and cash used to fund operating activities, there is substantial doubt regarding its ability to continue as a going concern for a period of at least one year from the date of issuance of these consolidated financial statements.

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
Significant items subject to estimates and assumptions include, but are not limited to, the accounting recognition and presentation of revenue, allowance for credit losses, impairment of long-lived assets, the valuation of contingent consideration, the valuation of senior secured debt, the valuation of non-cash consideration received in barter transactions, the valuation of stock awards and stock warrants, and income taxes, where applicable. Actual results may differ from these estimates.

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
Recently Adopted Accounting Pronouncements
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU allows entities to elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset when developing reasonable and supportable forecasts as part of estimating expected credit losses. The amendments in this update are effective for fiscal years beginning after December 15, 2025 and interim periods within those fiscal years, with early adoption permitted. The Company is evaluating the potential impact of this adoption on its condensed consolidated financial statements. The adoption of this guidance during the first quarter of 2026 did not have a material financial impact on the Company’s consolidated financial statements.
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
Significant Customers
During the three months ended March 31, 2026 and 2025, no customer represented more than 10% of the Company’s total consolidated revenue.
Remaining Performance Obligations
As of March 31, 2026, the aggregate amount of the transaction prices under the Company’s contracts allocated to the Company’s remaining performance obligations was $24,564, approximately 61% of which the Company expects to recognize as revenue over the next twelve months, and the remainder thereafter to be recognized over the next five years. This aggregate amount excludes amounts allocated to remaining performance obligations under contracts that have an original duration of one year or less and variable consideration that is allocated to remaining performance obligations. Excluded based on this policy are balances related to Veritone Hire solutions representing gross purchase orders to be satisfied in less than one year. Revenues will be recognized net of costs to fulfill these orders.

Segment Information
The Company operates as one reporting segment. The Company reports segment information based on the internal reporting used by the chief operating decision maker (“CODM”) for making decisions and assessing performance as the source of the Company’s reportable segment. The Company’s CODM is its Chief Executive Officer. The CODM assesses performance and decides how to allocate resources using consolidated net loss as reported within the Company’s consolidated statements of operations. The CODM also uses loss from operations to assess the performance of the segment to allocate resources, including but not limited to, employees, property, financial and capital, primarily the annual budget and periodic forecasting process. The CODM considers variances to budget or forecast on a monthly, quarterly and annual basis in making these decisions about allocating capital and personnel to the segment. The Company, through its single reportable segment, is managed on a consolidated basis.
Significant segment expenses, which represent the difference between revenue and loss from operations before provision for income taxes, consist of the following:

	Three Months Ended
	March 31, 2026	March 31, 2025
Revenue	$20,259	$22,463
Less:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	6,550	7,834
Personnel costs	17,544	17,443
Consultants	907	1,023
Marketing	808	994
Accounting fees	647	1,494
Legal fees	372	500
Outside services	258	275
Software expenses	1,870	1,887
Stock-based compensation expense	1,191	1,743
Severance	272	242
Depreciation and amortization	5,778	6,948
Other segment items	3,485	3,714
Operating loss	(19,423)	(21,634)
Interest expense, net	178	2,628
Other expense (income), net	520	(4,061)
Income tax benefit	(613)	(326)
Net loss	$(19,508)	$(19,875)
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
Significant Accounting Policies
There have been no material changes in the Company’s significant accounting policies from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2025.

3. Debt
Senior Secured Term Loan
On December 13, 2023 (the “Term Loan Closing Date”), the Company and certain of its subsidiaries, as guarantors, entered into a Credit and Guaranty Agreement (as amended, the “Credit Agreement”) with certain lenders (collectively, the “Lenders”) and Wilmington Savings Fund Society, FSB, as administrative agent and collateral agent. The Credit Agreement provided for a $77,500 senior secured term loan (the “Term Loan”), which was fully drawn by the Company on the Term Loan Closing Date. On the Term Loan Closing Date, the Company used $37,500 of the Term Loan proceeds to repurchase $50,000 principal amount of its Convertible Notes (as defined below). As a result of the collective transactions at the Term Loan Closing Date, the Company recorded the Term Loan at fair value and recognized a one-time gain of $30,000 on the extinguishment of convertible debt. The initial discount on the Term Loan of $23,807 along with the capitalized issuance costs of $3,120 each will be amortized to interest expense over the term of the loan using the effective interest method. The amortization of initial discounts and issuance costs was $0 and $1,059 for the three months ended March 31, 2026 and 2025, respectively. On the Term Loan Closing Date, the Company issued warrants (the “Warrants”) to the Lenders (in such capacity, the “Warrant Holders”) to purchase up to 3,008,540 shares of the Company’s common stock at an exercise price of $2.576 per share with a termination date of December 12, 2028. At the date of issuance, the Company classified the Warrants as equity and recognized them in additional paid-in capital within its consolidated balance sheet. As of March 31, 2026, there were 2,508,683 Warrants that remained unexercised and outstanding.
On March 13, 2025, the Company entered into a Limited Consent (the “Limited Consent”) to the Credit Agreement, with the lenders and administrative agent party thereto, pursuant to which the lenders consented to the delivery by the Company of the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2024 and a report of the Company’s independent certified public accountants relating thereto that do not meet certain requirements of the Credit Agreement requiring, among other things, delivery of audited consolidated financial statements and a report thereon of the Company’s independent certified public accountants that are unqualified as to going concern. As consideration for the Limited Consent, the Company paid an aggregate of $1,000 in cash to the lenders party to the Limited Consent.
On November 12, 2025, the Company repaid in full the outstanding principal amount under the Term Loan, or approximately $31,801, as well as $480 of accrued interest and $4,452 of prepayment premiums in accordance with the terms of the Term Loan.
During the year ended December 31, 2025, the Company repaid a total amount of $41,176 on amounts outstanding under the Term Loan. As of December 31, 2025, the amount outstanding under the Term Loan was $0.
For the three months ended March 31, 2026 and 2025, interest expense related to the Term Loan, including amortization of initial discounts and issuance costs, was $0 and $2,475, respectively.
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
In November 2025, the Company repurchased $45,670 of its Convertible Notes from a limited number of holders in privately negotiated transactions for an aggregate purchase price of $39,049, which included $393 of accrued interest, plus 625,000 shares of common stock with a fair value of $3,162 awarded to the shareholders. For accounting purposes, pursuant to ASC 470, these transactions were accounted for as an extinguishment of the Convertible Notes. The Company recognized a gain of $3,589 on the restructuring offset by $2,100 in third-party fees for a net gain of $1,448. As the Company was deemed to be experiencing financial difficulty and received a concession attributed to the pay down, the Company recorded a gain on troubled debt restructuring in accordance with ASC 470-60, Troubled Debt Restructuring by Debtors within the Company’s consolidated statement of loss during the fourth quarter of 2025.

As of March 31, 2026, the Company has $45,580 in aggregate principal amount of the Convertible Notes outstanding and unamortized debt issuance costs of $188.
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

Interest expense related to the Convertible Notes, including amortization of issuance costs, was $349 and $545 for the three months ended March 31, 2026 and 2025, respectively. The effective interest rate for the three months ended March 31, 2026 and 2025 was approximately 2.42%. As of March 31, 2026, the if-converted value of the Convertible Notes did not exceed the outstanding principal amount. As of March 31, 2026, the total estimated fair value of the Convertible Notes was $44,270, which was determined based on a market approach using actual bids and offers of the Convertible Notes in an over-the-counter market during the period. The Company considers these assumptions to be Level 2 inputs in accordance with the fair value hierarchy described in Note 5, Fair Value Measurements.
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
4. Loss Per Share
The shares of common stock into which both the January 2025 Pre-Funded Warrants and June 2025 Pre-Funded Warrants (See Note 9, Stockholders’ Equity) may be exercised are considered outstanding from the date of issuance of the January 2025 Pre-Funded Warrants and June 2025 Pre-Funded Warrants for the purposes of computing basic loss per share because the shares may be issued for little or no consideration and because the January 2025 Pre-Funded Warrants and June 2025 Pre-Funded Warrants were fully vested and immediately exercisable upon issuance.
The following participating securities have been excluded from the computation of diluted loss per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended
	March 31, 2026	March 31, 2025
Stock options and restricted stock units issued and outstanding	10,923	10,070
Warrants to purchase common stock	2,655	3,655
Common stock issuable in connection with convertible senior notes	1,240	2,483
Total	14,818	16,208

5. Fair Value Measurements
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
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents are comprised primarily of domestic and foreign bank accounts and money market funds. These cash and cash equivalents are valued based on Level 1 inputs which consist of quoted prices in active markets. To reduce its credit risk, the Company monitors the credit standing of the financial institutions that hold the Company’s cash and cash equivalents. As of March 31, 2026 and December 31, 2025, the Company’s cash and cash equivalents approximated their estimated fair value. As such, there are no unrealized gains or losses related to the Company’s cash and cash equivalents.
Investments
The Company holds a strategic investment in a technology company that was determined to not have a readily determinable fair value. This investment is carried at a cost of $2,970 on the Company’s condensed consolidated balance sheets within other assets as of March 31, 2026 and December 31, 2025 and is categorized as Level 3 within the fair value hierarchy.
Because these investments do not have readily determinable fair values, the Company has elected to measure these investments under ASC 321, Investments—Equity Securities, at cost minus impairments, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments. No impairment was recorded for the three months ended March 31, 2026 and 2025. The Company re-measures its investments if there is an observable transaction in a class of security similar to the Company’s investments and there were no such re-measurements for the three months ended March 31, 2026 and 2025.
6. Goodwill and Other Intangible Assets
Goodwill
Goodwill recorded in connection with the Company’s acquisitions is primarily attributable to the assembled workforce and anticipated operational synergies. There were no additions to, or impairments of, goodwill during the three months ended March 31, 2026 and 2025.

The Company has only one reporting unit and evaluates goodwill for impairment at the single reporting unit level.

The following table displays the changes in the carrying amount of goodwill:

Balance at December 31, 2025	$54,256
Foreign currency translation	(281)
Balance at March 31, 2026	$53,975

Intangible Assets
The gross carrying amounts and accumulated amortization of the Company’s finite-lived intangible assets as of March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$44,340	$(41,140)	$3,200
Customer relationships	99,689	(69,088)	30,601
Trademarks and trade names	2,300	(2,038)	262
Total finite-lived intangible assets	$146,329	$(112,266)	$34,063

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$44,684	$(40,555)	$4,129
Customer relationships	99,225	(65,122)	34,103
Trademarks and trade names	2,300	(1,893)	407
Total finite-lived intangible assets	$146,209	$(107,570)	$38,639
Amortization expense related to developed technology, customer relationships, and trademarks and trade names is recorded in depreciation and amortization within the Company’s consolidated statements of operations. Amortization expense of finite-lived intangible assets was $4,416 and $5,947 for the three months ended March 31, 2026 and 2025, respectively.
The following table presents future amortization of the Company’s finite-lived intangible assets as of March 31, 2026:

Amount
2026 (remainder of the year)	$12,592
2027	13,541
2028	7,870
2029	20
2030	20
Thereafter	20
Total	$34,063

7. Consolidated Financial Statement Details
Consolidated Balance Sheets Details

Cash and Cash Equivalents
As of March 31, 2026 and December 31, 2025, the Company had cash and cash equivalents of $15,087 and $27,426.
Accounts Receivable, Net and Allowance for Credit Losses
Accounts receivable consisted of the following:

	As of
	March 31, 2026	December 31, 2025
Accounts receivable - Managed Services (1)	$11,113	$13,600
Accounts receivable - Software Products and Services	17,486	24,996
	28,599	38,596
Less: allowance for expected credit losses	(1,882)	(1,828)
Accounts receivable, net	$26,717	$36,768

Accounts receivable - Managed Services reflects the amounts due from the Company’s licensing and representation customers.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	March 31, 2026	December 31, 2025
Prepaid expenses	$4,518	$5,383
Indemnification escrow holdback	1,500	1,500
Other receivables	78	121
Trade credits	1,539	1,557
Other current assets	1,015	1,159
Prepaid expenses and other current assets	$8,650	$9,720
Property, Equipment and Improvements, Net
Property, equipment and improvements, net consisted of the following:

	As of
	March 31, 2026	December 31, 2025
Property and equipment	$3,768	$3,738
Internal use software development costs	16,628	16,533
Leasehold improvements	464	464
	20,860	20,735
Less: accumulated depreciation	(11,720)	(11,153)
Property, equipment and improvements, net	$9,140	$9,582

Depreciation expense was $1,362 and $1,001 for the three months ended March 31, 2026 and 2025, respectively.

The Company’s property, equipment and improvements, net by geographic area are as follows:

	As of
	March 31, 2026	December 31, 2025
United States	$5,843	$6,059
United Kingdom	3,103	3,333
Others	194	190
Total property, equipment and improvements, net	$9,140	$9,582

Other Assets
Other assets consisted of the following:

	March 31, 2026	December 31, 2025
Investments	2,970	2,970
Deferred tax assets	836	835
Operating lease right-of-use assets	1,623	1,794
Trade credits	1,853	—
Other	1	1
Other assets	$7,283	$5,600
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	March 31, 2026	December 31, 2025
Accrued compensation	$3,959	$4,288
Taxes payable	2,647	3,760
Current portion of operating lease liabilities	529	620
Royalties payable	7,105	7,246
Accrued trade payables	10,489	12,272
Accrued expenses and other current liabilities	$24,729	$28,186

Other Non-Current Liabilities

Other non-current liabilities consisted of the following:

	As of
	March 31, 2026	December 31, 2025
Deferred tax liability	$3,327	$4,111
Income taxes payable	2,633	2,499
Operating lease liability, net of current portion	1,195	1,285
Deferred revenue	250	—
Unclaimed escrow liability	2,481	2,481
Other	50	—
Other non-current liabilities	$9,936	$10,376

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

Deferred Revenue
Balance as of December 31, 2025	$12,290
Less: revenue recognized	(7,992)
Additions to deferred revenue	9,145
Balance as of March 31, 2026	13,443
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
Software Products & Services consists of revenue generated from the Company’s aiWARE platform, including its Veritone Data Refinery (“VDR”) product, and our Talent Acquisition solutions, any related support and maintenance services, and any related professional services associated with the deployment and/or implementation of such solutions.
Managed Services consists of revenues generated from content licensing customers, representation services, and, to a lesser extent, from advertising customers and related services.
The table below illustrates the presentation of our revenues based on the above definitions:

	March 31, 2026	March 31, 2025
Software Products & Services	$13,815	$14,483

Managed Services:
Representation Services	1,976	2,771
Licensing	4,468	5,209
Total Managed Services	6,444	7,980

Total revenue	$20,259	$22,463
Other Expense (Income), Net
The $520 of other expense, net for the three months ended March 31, 2026 primarily consisted of foreign currency impact.
The $4,061 of other (income), net for the three months ended March 31, 2025 consisted of a $3,654 gain on revaluation of the Veritone One earnout receivable and a $407 foreign currency impact.

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
The Company’s effective tax rate was a benefit of 3.0% and 1.6% for the three months ended March 31, 2026 and 2025, respectively. The difference between the effective tax rate and the U.S. federal statutory rate of 21% is primarily due to a valuation allowance established on the Company’s domestic federal and state net deferred tax assets, as well as the impact of foreign operations subject to tax in foreign jurisdictions. The change in the effective tax rates for the three months ended March 31, 2026 as compared to the comparable prior year period is primarily due to the impact of taxes on foreign operations and valuation allowances against domestic net deferred tax assets.
As of March 31, 2026 and December 31, 2025, the Company had deferred tax assets of $836 and $835, respectively, and deferred tax liabilities of $3,327 and $4,111, respectively, which are included in other assets and other non-current liabilities, respectively, within the Company’s condensed consolidated balance sheets. As of March 31, 2026, the Company continues to provide a valuation allowance against deferred tax assets that are not expected to be realizable. The Company continues to evaluate the realizability of deferred tax assets and the related valuation allowance. If the Company’s assessment of the deferred tax assets or the corresponding valuation allowance were to change, the Company would record the related adjustment to income during the period in which the determination is made.
The Company is subject to taxation in the United States, Israel, the United Kingdom, France, and Australia. The United States, Israel, and the United Kingdom comprise the majority of the Company’s operations. In general, the U.S. federal statute of limitations is three years. However, the Internal Revenue Service may still adjust a tax loss or credit carryover in the year the tax loss or credit carryover is utilized. As such, the Company’s U.S. federal tax returns and state tax returns are open for examination since inception. The Israeli statute of limitations period is generally four years commencing at the end of the year in which the return was filed. The Company’s 2023 U.S. Federal tax return is currently under examination.
On July 4, 2025, the U.S. enacted H.R. 1 “A bill to provide for reconciliation pursuant to Title II of H. Con. Res. 14”, commonly referred to as the One Big Beautiful Bill Act (“OBBBA”). The OBBBA contains significant provisions, including the permanent extension or restoration of certain expiring corporate income tax provisions, originally introduced by the Tax Cuts and Jobs Act of 2017, and incremental modifications to the international framework. The legislation has multiple effective dates, with certain provisions effective for the tax year beginning after December 31, 2024, and others effective for tax years beginning after December 31, 2025. Veritone has evaluated the OBBBA provisions enacted during the quarter and has included the related impact in the provision for income taxes for the three months ended March 31, 2026, which was not material.
8. Leases, Commitments, and Contingencies
Leases
In January 2025, the Company entered into a non-cancellable agreement to lease office space in London to replace its existing office space. The base rent is approximately $2,622, translated at the March 31, 2026 spot rate, in the aggregate over the original lease term of 71 months from the commencement date.
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
In December 2024, the Company received $2,500 in unclaimed funds associated with the PandoLogic acquisition from its escrow agent. Based on the jurisdiction of the potential future claims and underlying statute of limitations, the Company has recognized the unclaimed funds as part of other non-current liabilities within its consolidated balance sheets, which amounted to $2,481 and $2,500 as of March 31, 2026 and December 31, 2025, respectively, and will continue to evaluate the merit of such claims.
9. Stockholders’ Equity
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
On October 17, 2025, the January 2025 Pre-Funded Warrants were exercised in full, and as of December 31, 2025, no Pre-Funded Warrants remained outstanding.
At the Market Program
On November 19, 2024, the Company entered into a sales agreement (the "Sales Agreement") with Needham & Company, LLC and H.C. Wainwright & Co., LLC (the “Sales Agents”), to establish an “at-the-market” equity offering program (the "ATM Program"), pursuant to which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $35,000 from time to time through the Sales Agents. Sales under the Sales Agreement were conducted as “at-the-market” equity offerings as defined in Rule 415(a)(4) under the Securities Act, including sales made directly on The Nasdaq Global Market or other trading markets for the Company’s common stock. The issuance and sale of shares was made pursuant to the Company’s registration statement on Form S-3 (File No. 333-280148), which became effective on June 21, 2024, and the related prospectus supplement filed with the SEC on November 19, 2024. From inception through October 2025, the Company received $33,507 in net proceeds from sales of 11,740,454 shares of its common stock pursuant to the ATM Program. The ATM Program was completed and terminated in October 2025.
10. Stock-Based Compensation
The Company has stock-based compensation plans, which are more fully described in Note 12, Stock-Based Compensation, to the Consolidated Financial Statements included in the 2025 10-K. During the three months ended March 31, 2026, the Company granted restricted stock units (“RSUs”) subject to service conditions, RSUs subject to service and performance conditions, and RSUs subject to service and market conditions.

Stock Options
The following table summarizes the activities for all stock options under the Company’s stock-based compensation plans for the three months ended March 31, 2026:

	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
Outstanding as of December 31, 2025(2)	7,958	$13.08	3.20 years	$424
Granted	—	$—
Exercised	(10)	$2.68
Forfeited or expired(3)	(35)	$5.90
Outstanding as of March 31, 2026(2)	7,913	$13.12	2.95 years	$—
Exercisable as of March 31, 2026(4)	7,887	$13.15	2.93 years	$—
Vested and expected to vest as of March 31, 2026(5)	7,913	$13.12	2.95 years	$—

(1)The intrinsic value is the amount by which the current market value of the underlying stock exceeds the exercise price of the stock awards.
(2)Includes 3,528 and 3,530 performance condition stock options as of March 31, 2026 and December 31, 2025, respectively.
(3)Includes 2 performance condition stock options.
(4)Includes 3,528 performance condition stock options.
(5)Includes 3,528 performance condition stock options.
There were no stock options granted during the three months ended March 31, 2026 and 2025. The total intrinsic value of stock options exercised during the three months ended March 31, 2026 and 2025 was immaterial.
As of March 31, 2026, the total unrecognized compensation cost related to all nonvested stock options was $96 and the related weighted-average period over which it is expected to be recognized was approximately 0.98 years.
Restricted Stock Units
The following table summarizes the activities for all RSUs under the Company’s stock-based compensation plans for the three months ended March 31, 2026:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2025(1)	2,316	$3.69
Granted(2)	1,302	$3.36
Vested	(378)	$4.96
Forfeited(3)	(230)	$3.36
Outstanding as of March 31, 2026(1)	3,010	$3.42

(1)Includes 742 and 323 performance condition RSUs as of March 31, 2026 and December 31, 2025, respectively.
(2)Includes 580 performance condition RSUs.
(3)Includes 161 performance condition RSUs.
The total vesting date fair value of RSUs which vested during the three months ended March 31, 2026 and 2025 was $837 and $729, respectively.
As of March 31, 2026, the total unrecognized compensation cost related to all nonvested RSUs was $7,536 and the related weighted-average period over which it is expected to be recognized was approximately 1.98 years.

Stock-Based Compensation Expense
The following table provides information about stock-based compensation expense by award type:

	Three Months Ended
	March 31, 2026	March 31, 2025
Stock options	$—	$334
Restricted stock units	789	1,026
Employee stock purchase plan	402	383
Total stock-based compensation expense	$1,191	$1,743
The following table provides information about stock-based compensation expense by financial statement line item:

	Three Months Ended
	March 31, 2026	March 31, 2025
Cost of revenue (exclusive of depreciation and amortization)	$—	$—
Sales and marketing	217	264
Research and development	255	318
General and administrative	719	1,161
Total stock-based compensation expense	$1,191	$1,743
Stock-based compensation expense capitalized as part of internal-use software was $46 and $57 for the three months ended March 31, 2026 and 2025, respectively.
11. Related Party Transactions
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
In January 2024, the Company entered into an amended and restated independent contractor services agreement with Steel Holdings, LLC (the “Amended Consulting Agreement”), which superseded and replaced the Steel Holdings Consulting Agreement. Pursuant to the Amended Consulting Agreement, Mr. Steelberg will provide technical advisory services related to the Company’s software, software architecture and technology strategy as requested by the Company’s Chief Executive Officer until December 31, 2025, the termination date of the Amended Consulting Agreement. In consideration for such services, the Company paid Steel Holdings, LLC $1,000 in cash on July 1, 2024 and agreed to pay Steel Holdings, LLC $50 per month in cash for the period from January 2024 through December 2025. The Company reimbursed Steel Holdings, LLC for reasonable and documented expenses incurred in connection with providing the services in accordance with the Company’s standard travel and expense policies.

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
Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with and is qualified in its entirety by reference to the condensed consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed under “Risk Factors,” set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, and any updates thereto set forth in this Quarterly Report on Form 10-Q and our other filings with the SEC, including future SEC filings. See “Cautionary Note Regarding Forward-Looking Statements.”
Overview
Veritone, Inc., collectively with our subsidiaries, referred to as “Veritone,” “Company,” “we,” “our,” and “us,” is a provider of artificial intelligence (“AI”) computing solutions. We are driven by the belief that AI is key to building a safer, more efficient, transparent and empowered society. Our mission is to be an active contributor to making the world better through AI. As creators of one of the world’s first AI operating systems, we are augmenting the human workforce by transforming use-case concepts into tangible, industry-leading applications and solutions.
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
Our presence is primarily in the United States, the United Kingdom, France, Australia, Israel and India.

During the three months ended March 31, 2026 and 2025, we generated revenue of $20.3 million and $22.5 million, respectively. Software Products & Services revenue was $13.8 million and $14.5 million during the three months ended March 31, 2026 and 2025, respectively. Managed Services revenue was $6.4 million and $8.0 million during the three months ended March 31, 2026 and 2025, respectively. During the three months ended March 31, 2026 and 2025, no customer represented more than 10% of our consolidated revenue.
Opportunities, Challenges, and Risks
We are a leader in AI-based Software Products & Services. Our proprietary AI operating system, aiWARE, uses machine learning algorithms, or AI models, together with a suite of powerful applications, to reveal valuable insights from vast amounts of structured and unstructured data. Historically, we have derived a large portion of our Software Product & Services revenue from applications we internally developed from our aiWARE platform and actively sold across various customers. Beginning in mid-fiscal year 2022, macroeconomic and geopolitical factors, including lingering economic disruption caused by international conflicts, financial instability, inflation and the responses by central banking authorities to control inflation, monetary supply shifts, high interest rates, the imposition of tariffs, trade tensions, and global trade disputes, and the threat of recession in the United States and around the world on our business and our existing and potential customers, negatively impacted parts of our consumption-based operations and financial results. For example, business operations at our Israel office location where we perform development work on our Talent Acquisition solutions, have been, and may continue to be, impacted by the conflicts in the Middle East. In addition, our Talent Acquisition solutions are sold to businesses whose financial conditions fluctuate based on general economic and business conditions, particularly the overall demand for labor and the economic health of current and prospective employers. While these economic and geopolitical factors persisted throughout 2025 and into the first quarter of 2026, including instability caused by tariffs and higher energy costs, our Software Products & Services revenue of $65.8 million for the year ended December 31, 2025 increased 7.8% as compared to 2024.
Beginning in 2023, we enacted significant cost reductions. From January 2023 to June 2025, we announced plans to reduce costs through the optimization of our operational structure, the cumulative result of which was a reduction in our global workforce of approximately 30% over this period. As of March 31, 2026, we have achieved an aggregate of over $50.0 million of net annualized strategic cost reductions since January 1, 2023 as a result of our organizational restructuring and realignment efforts. In May 2026, we announced plans to further reduce our operating cost structure by up to 30%, in part to reinvest in areas required for growth and to realize synergies from operations, including from the adoption of AI-based agents and tools across the organization. We expect to begin executing this cost reduction plan by no later than the end of the third quarter of 2026. Until such cost reduction actions are initiated, we plan to keep our operating expenses relatively flat as compared to fiscal year 2025, which will be driven in part by planned cost reductions across our operating structure, offset by planned increases in our research and development operating expenses, largely to support efforts around near-and long-term revenue growth in VDR and the Public Sector.
As of March 31, 2026, our total Software Products & Services customers declined to 2,897, which was a decrease of 8.2% as compared to March 31, 2025. This change was largely driven by declining consumption-based customers across our Talent Acquisition solutions, the vast majority of which are smaller revenue-based customers. In addition, smaller hiring agency customers experienced a drop in hiring as a result of the challenging macroeconomic environment. Collectively, these contributed to the decrease in Software Products & Services customers, but did not have a significant impact on our financial results for the quarters ended March 31, 2026 and 2025. In the first half of 2026 and until we see an improved macroeconomic environment, we expect to experience a similar decline in smaller hiring agency customers across our Talent Acquisition solutions. To continue our effort to grow our customer base and overall revenue, we continue to invest aggressively in existing customers and acquiring new customers.

We believe our Software Products & Services will extend the capabilities of many third-party software platforms and products that are widely used today. For example, we believe that, when integrated with aiWARE, our Talent Acquisition customers will have greater visibility and transparency in their hiring processes. Further, with iDEMS and VDR products, we now offer a suite of aiWARE applications to address the growing problem of unstructured digital data management faced by commercial, public safety, and federal government sectors today. A substantial portion of our growth in 2025 came from our iDEMS and VDR solutions. In June 2025, we announced a partnership with the US Air Force Office of Special Investigations (“OSI”), an investigative division within the US Department of Defense (“DOD”). The partnership with OSI is in the early stages of deploying our iDEMS solutions across the investigative divisions within the DOD. Through March 2026, our VDR sales pipeline increased to over $50.0 million, as compared to approximately $20.0 million in August 2025 and $40.0 million in October 2025. As of the first quarter of 2026, we are now under contract with the majority of leading hyperscalers for the deployment of our VDR solution. Our Public Sector pipeline is over $200 million as of March 31, 2026, which we believe reflects accelerating demand for our AI-driven solutions and our reputation as a trusted technology partner to government agencies. See “About Our Sales Pipelines” below for more information. As a result, during the year ended December 31, 2025, our Software Products Services revenue, excluding our Talent Acquisition solutions, grew over 45% when compared to the same period in 2024 led principally by our iDEMS and VDR initiatives.
In March 2026, we announced a strategic relationship with Oracle, which we anticipate will initially provide substantial savings on our compute costs. The strategic relationship also includes cash-based incentives to be paid from Oracle to us over time to facilitate the future scale and growth in our AI platform, including VDR. In addition, we will be able to leverage Oracle’s high-performance AI superclusters, including the latest OCI Zettascale10 architecture, to power our aiWARE platform. This collaboration allows Veritone’s global customer base to use AI with the superior price-performance, security, and data sovereignty provided by Oracle’s distributed cloud, which we believe will open new markets for our products and accelerate our long-term revenue growth opportunities.
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

For the three months ended March 31, 2026, our total revenues were $20.3 million as compared to $22.5 million for the three months ended March 31, 2025, a decrease of 9.8% over the prior-year period, driven by a decrease in Software Products & Services along with a decrease in Managed Services revenue due to lower revenue from representation services and licensing, in each case, compared to the prior year period. Our gross profit for the three months ended March 31, 2026 was $12.4 million as compared to $13.7 million for the three months ended March 31, 2025, a decrease of 9.4%, driven by a decrease in revenue compared to the prior year period. For the three months ended March 31, 2026, our non-GAAP gross profit (calculated as described in “Non-GAAP Financial Measures” below) decreased to $13.7 million as compared to $14.6 million for the three months ended March 31, 2025, driven by a decrease in revenue compared to the prior year period. Gross profit and non-GAAP gross profit are dependent upon our ability to grow our revenue by expanding our customer base and increasing business with existing customers, and to manage our costs by negotiating favorable economic terms with cloud computing providers such as AWS and Microsoft Azure. While we are focused on continuing to improve our gross profit and non-GAAP gross profit, our ability to attract and retain customers to grow our revenue will be highly dependent on our ability to implement and continually improve upon our technology and services and improve our technology infrastructure and operations as we experience increased network capacity constraints due to our growth.
During the three months ended March 31, 2026, we reported a net loss of $19.5 million as compared to $19.9 million during the three months ended March 31, 2025. During the three months ended March 31, 2026, we reported a non-GAAP net loss (calculated as described in “Non-GAAP Financial Measures” below) of $11.9 million as compared to $11.1 million during the three months ended March 31, 2025, respectively. To continue to grow our revenue, we will continue to make targeted investments in people, namely software engineers and sales personnel. However, considering the challenging macro-economic environment since 2022, we have made significant cost reductions to our operating structure to better streamline our business and prioritize investments that drive our growth. These cost reduction initiatives began in the latter half of 2022 and will continue into 2026, and included reductions in workforce and certain legacy operating costs, as well as the sale of our energy solutions group. As a result of these initiatives, we believe we will be able to accelerate our pathway toward long term profitability.
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
Non-GAAP Financial Measures and Key Performance Indicators

In evaluating our cash flows and financial performance, we use certain non-GAAP financial measures, including non-GAAP net income (loss), non-GAAP gross profit, and non-GAAP gross margin. We also provide certain key performance indicators (“KPIs”), including Total Software Products & Services Customers, Annual Recurring Revenue (SaaS), Annual Recurring Revenue (Consumption), Annual Recurring Revenue (Total), Total New Bookings and Gross Revenue Retention.
Non-GAAP net income (loss) is calculated as our net income (loss), adjusted to exclude interest expense, net, income taxes, depreciation and amortization, stock-based compensation, change in fair value of earnout receivable, contingent purchase compensation expense, foreign currency impact and other, acquisition and due diligence costs, severance and executive transition costs, and lender consent fees.
Non-GAAP gross profit is calculated as gross profit with adjustments to add back depreciation and amortization related to cost of revenue. Non-GAAP gross margin is defined as non-GAAP gross profit divided by revenue.

We present non-GAAP net income (loss), non-GAAP gross profit, and non-GAAP gross margin because management believes such information to be important supplemental measures of performance that are commonly used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. Management also uses this information internally for forecasting, budgeting and measuring annual bonus compensation targets for our executive personnel, including our named executive officers. Our non-GAAP net income (loss) provides our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations, as it eliminates the effect of items that are often unrelated to overall operating performance. Our non-GAAP gross profit and non-GAAP gross margin allow investors and our management team to analyze our operating performance by excluding expenses that are not directly related to the cost of providing goods and services.
These non-GAAP financial measures are not calculated and presented in accordance with GAAP and should not be considered as an alternative to net income (loss), operating income (loss), gross profit, gross margin or any other financial measures so calculated and presented, nor as an alternative to cash flow from operating activities as a measure of liquidity. Other companies (including our competitors) may define these non-GAAP financial measures differently. These non-GAAP measures may not be indicative of our historical operating results or predictive of potential future results. Investors should not consider this supplemental non-GAAP financial information in isolation or as a substitute for analysis of our results as reported in accordance with GAAP.
The following table provides a reconciliation of net loss to non-GAAP net loss:

	Three Months Ended
	March 31, 2026	March 31, 2025
Net loss	$(19,508)	$(19,875)
Interest expense, net	178	2,628
Income taxes	(613)	(326)
Depreciation and amortization	5,778	6,948
Stock-based compensation	1,191	1,743
Change in fair value of earnout receivable	—	(3,654)
Contingent purchase compensation expense	—	75
Foreign currency impact and other	639	(416)
Acquisition and due diligence costs	85	268
Severance and executive transition costs	362	465
Other items (1)	—	1,014
Non-GAAP net loss	$(11,888)	$(11,130)

(1) Other items represent other expenses that are not indicative of our ongoing operations, which, for the three months ended March 31, 2025, comprised of fees paid to the lenders in connection with the limited consent to the Company’s Credit Agreement.

The following table provides a reconciliation of gross profit to Non-GAAP gross profit and gross margin to Non-GAAP gross margin:

	Three Months Ended
	March 31, 2026	March 31, 2025
Revenue	$20,259	$22,463
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	6,550	7,834
Depreciation and amortization related to cost of revenue	1,280	915
GAAP gross profit	12,429	13,714
Depreciation and amortization related to cost of revenue	1,280	915
Non-GAAP gross profit	$13,709	$14,629
GAAP gross margin	61.4%	61.1%
Non-GAAP gross margin	67.7%	65.1%
GAAP gross profit of $12.4 million for the three months ended March 31, 2026 decreased $1.3 million or 9.4% as compared to the three months ended March 31, 2025 primarily due to a decrease in revenue. GAAP gross margin of 61.4% for the three months ended March 31, 2026, increased 30 basis points as compared to the three months ended March 31, 2025 as a result of year-over-year increases in higher gross margin revenue from consumption-based and one-time software revenue.
Non-GAAP gross profit of $13.7 million for the three months ended March 31, 2026 decreased $0.9 million or 6.3% as compared to the three months ended March 31, 2025 primarily due to a decrease in revenue. Non-GAAP gross margin of 67.7% for the three months ended March 31, 2026, increased 254 basis points as compared to the three months ended March 31, 2025 as a result of year-over-year increases in higher gross margin revenue from consumption-based and one-time software revenue.
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

	Quarter Ended
	March 31, 2025	June 30, 2025	September 30, 2025	December 31, 2025	March 31, 2026
Total Software Products & Services Customers(1)	3,156	3,066	3,021	2,978	2,897
Annual Recurring Revenue (SaaS) (in 000's)(2)	$47,494	$50,910	$50,010	$46,499	$47,423
Annual Recurring Revenue (Consumption) (in 000's)(3)	$11,223	$10,957	$13,930	$16,207	$16,797
Annual Recurring Revenue (in 000's)(4)	$58,717	$61,867	$63,940	$62,706	$64,220
Total New Bookings (in 000's)(5)	$15,835	$14,965	$19,042	$16,654	$15,988
Gross Revenue Retention(6)	> 90%	> 90%	> 90%	> 90%	> 90%

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
(2)“Annual Recurring Revenue (SaaS)” represents an annualized calculation of monthly recurring subscription-based SaaS revenue during the last month of the applicable quarter for all Total Software Products & Services customers. Management uses “Annual Recurring Revenue (SaaS)” and we believe Annual Recurring Revenue (SaaS) is useful to investors because it provides annual recurring subscription-based SaaS revenues as compared to consumption-based revenues and the split between the two allows us to delineate between predictable recurring SaaS revenues and more volatile consumption-based revenues, including VDR.
(3)“Annual Recurring Revenue (Consumption)” represents the trailing twelve months of all non-recurring and/or consumption-based revenue for all active Total Software Products & Services customers. Management uses “Annual Recurring Revenue (Consumption)” and we believe Annual Recurring Revenue (Consumption) is useful to investors because Annual Recurring Revenue provides a calculation of our trailing twelve months of consumption-based revenue from Total Software Products & Services Customers, which as noted above, excludes customers with insignificant revenue and customers on trial or pilot status. We believe the split between subscription-based SaaS revenue and consumption-based revenue allows us to delineate between predictable recurring SaaS revenues and more volatile consumption-based revenues, including VDR.
(4)“Annual Recurring Revenue” represents the sum of “Annual Recurring Revenue (SaaS)” and “Annual Recurring Revenue (Consumption).” Management uses “Annual Recurring Revenue” and we believe Annual Recurring Revenue is useful to investors because it provides our revenue from Total Software Products & Services Customers, which as noted above, excludes customers with insignificant revenue and customers on trial or pilot status.
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

Results of Operations
The following tables set forth our results of operations for the three months ended March 31, 2026 and 2025, in dollars and as a percentage of our revenue for those periods. The period-to-period comparisons of our historical results are not necessarily indicative of the results that may be expected in the future.

	Three Months Ended
	March 31, 2026	March 31, 2025
Revenue	$20,259	$22,463
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	6,550	7,834
Sales and marketing	10,653	10,105
Research and development	5,753	5,206
General and administrative	10,948	14,004
Depreciation and amortization	5,778	6,948
Total operating expenses	39,682	44,097
Operating loss	(19,423)	(21,634)
Interest expense, net	178	2,628
Other expense (income), net	520	(4,061)
Loss from operations before income taxes	(20,121)	(20,201)
Income tax benefit	(613)	(326)
Net loss	$(19,508)	$(19,875)

	Three Months Ended
	March 31, 2026	March 31, 2025
Revenue	100.0%	100.0%
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	32.3%	34.9%
Sales and marketing	52.6%	45.0%
Research and development	28.4%	23.2%
General and administrative	54.0%	62.3%
Depreciation and amortization	28.5%	30.9%
Total operating expenses	195.9%	196.3%
Operating loss	(95.9)%	(96.3)%
Interest expense, net	0.9%	11.7%
Other expense (income), net	2.6%	(18.1)%
Loss from operations before income taxes	(99.3)%	(89.9)%
Income tax benefit	(3.0)%	(1.5)%
Net loss	(96.3)%	(88.5)%
Comparison of the Three Months Ended March 31, 2026 and 2025
Revenue

Software Products & Services consists of revenue generated from our aiWARE platform, including our VDR product, and our Talent Acquisition solutions, any related support and maintenance services, and any related professional services associated with the deployment and/or implementation of such solutions.

Managed Services consists of revenues generated from content licensing customers, representation services, and, to a lesser extent, from advertising customers and related services.

	Three Months Ended
	March 31, 2026	March 31, 2025
Software Products & Services	$13,815	$14,483

Managed Services:
Representation Services	1,976	2,771
Licensing	4,468	5,209
Total Managed Services	6,444	7,980

Total revenue	$20,259	$22,463

Software Products & Services revenue decreased $0.7 million, or 4.6%, in the three months ended March 31, 2026 compared to the corresponding prior-year period primarily due to a decline in revenue generated from our Talent Acquisition solutions. Commercial Enterprise Managed Services revenue decreased $1.5 million, or 19.2%, in the three months ended March 31, 2026 compared to the corresponding prior-year period driven by declines in representation services led by lower influencer based advertising revenue as a result of the more challenging macro environment, along with a $0.7 million decrease in content licensing.
Cost of Revenue (Exclusive of Depreciation and Amortization)
Cost of revenue, exclusive of depreciation and amortization, decreased $1.3 million, or approximately 16.4%, from $7.8 million for the three months ended March 31, 2025 to $6.6 million for the three months ended March 31, 2026.
The $1.3 million decrease was primarily due to a decrease in revenue. During the three months ended March 31, 2026, Software Products & Services products accounted for 68.2% of revenues compared to 64.5% in the prior year period.
Sales and Marketing
Sales and marketing expenses increased $0.5 million, or approximately 5.4%, from $10.1 million for the three months ended March 31, 2025 to $10.7 million for the three months ended March 31, 2026. Sales and marketing expenses as a percentage of revenue increased from 45.0% for the three months ended March 31, 2025 to 52.6% for the three months ended March 31, 2026.
The $0.5 million increase was primarily due to increases in personnel-related costs and outside services, partially offset by a decrease in advertising expense.
Research and Development
Research and development expenses increased $0.5 million, or approximately 10.5%, from $5.2 million for the three months ended March 31, 2025 to $5.8 million for the three months ended March 31, 2026. Research and development expenses as a percentage of revenue increased from 23.2% for the three months ended March 31, 2025 to 28.4% for the three months ended March 31, 2026.
The $0.5 million increase was primarily due to decreases in capitalized internal-use software costs, and an increase in outside consulting services.
General and Administrative
General and administrative expenses decreased $3.1 million, or approximately 21.8%, from $14.0 million for the three months ended March 31, 2025 to $10.9 million for the three months ended March 31, 2026. General and administrative expenses as a percentage of revenue decreased from 62.3% for the three months ended March 31, 2025 to 54.0% for the three months ended March 31, 2026.

The $3.1 million decrease was primarily due to decreases in personnel-related costs resulting from various cost reduction initiatives enacted, reduction in debt related expenses and lower third party professional services.
Depreciation and Amortization
Depreciation and amortization expenses decreased $1.2 million, or approximately 16.8%, from $6.9 million for the three months ended March 31, 2025 to $5.8 million for the three months ended March 31, 2026. Depreciation and amortization expenses as a percentage of revenue decreased from 30.9% for the three months ended March 31, 2025 to 28.5% for the three months ended March 31, 2026.
The $1.2 million decrease was primarily due to an increase in assets becoming fully depreciated compared to the prior year.
Interest Expense, Net
Interest expense, net decreased $2.5 million, or approximately 93.2%, from $2.6 million for the three months ended March 31, 2025 to $0.2 million for the three months ended March 31, 2026, primarily due to the repayment in full of our senior secured term loan in November 2025.
Other Expense (Income), Net
The $0.5 million of other expense, net for the three months ended March 31, 2026 primarily consisted of the effect of foreign currency exchange.
Other income, net of $4.1 million for the three months ended March 31, 2025 was primarily due to a $3.7 million favorable change in the fair value of the Veritone One earnout receivable and a favorable foreign currency impact.

Benefit From Income Taxes
Benefit from income taxes of $0.6 million for the three months ended March 31, 2026 represented a change of $0.3 million compared to a benefit from income taxes of $0.3 million for the three months ended March 31, 2025. The change was largely driven by changes in the profitability of foreign entities during the three months ended March 31, 2025 compared to the three months ended March 31, 2026.
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

As of March 31, 2026, we had cash and cash equivalents of $15.1 million, working capital deficit of $45.8 million and accounts receivable, net of $26.7 million, and the amount outstanding under our debt obligations was $45.4 million, net of unamortized discount cost, all of which related to the Convertible Notes. Additionally, for the three months ended March 31, 2026, net loss was $19.5 million and net cash used in operating activities was $11.5 million. Our ability to continue as a going concern is dependent on our ability to generate significant cash flows, obtain sufficient proceeds from any future offerings of securities, and/or obtain alternative financing prior to the maturity of the Convertible Notes in November 2026. We expect operating losses to continue in the foreseeable future as we continue to invest in growing our business. To alleviate these conditions, management is actively engaged in discussions to obtain alternative financing prior to the maturity of the Convertible Notes in November 2026. However, there can be no assurance that we will be able to obtain alternative financing as it is ultimately outside of our control.
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
Cash Flows
A summary of cash flows from our operating, investing, and financing activities is shown in the table below (in thousands):

	Three Months Ended
	March 31, 2026	March 31, 2025
Net cash used in operating activities	$(11,494)	$(17,044)
Net cash used in investing activities	(534)	(1,353)
Net cash (used in) provided by financing activities	(486)	17,861
Effect of exchange rates on cash, cash equivalents, and restricted cash	170	(413)
Net change in cash, cash equivalents, and restricted cash	$(12,344)	$(949)
Operating Activities
Net cash used in operating activities was $11.5 million for the three months ended March 31, 2026, a decrease of $5.6 million from $17.0 million for the three months ended March 31, 2025. The decrease was primarily due to a $0.9 million decrease in net loss excluding changes in operating assets and liabilities disclosed within our condensed consolidated statement of cash flows and a $4.6 million favorable change in operating assets and liabilities. The $0.9 million decrease in net loss excluding changes in operating assets and liabilities was primarily driven by a decrease in our net loss and favorable changes in non-cash and reconciling items including change in fair value of earnout receivable and deferred income taxes partially offset by unfavorable changes in non-cash and reconciling items including stock-based compensation, provision for credit losses, barter income, non-cash interest expense and reduction in carrying amount of operating lease right-of-use assets. The $4.6 million of favorable changes in operating assets and liabilities was primarily driven by favorable changes in accounts receivable and prepaid expenses and other current assets partially offset by unfavorable changes in other assets, accounts payable, deferred revenue and accrued expenses and other current liabilities.

Investing Activities
Net cash used in investing activities was $0.5 million for the three months ended March 31, 2026, a decrease of $0.8 million from $1.4 million for the three months ended March 31, 2025. The decrease was due to a $0.8 million decrease in capital expenditures.
Financing Activities
Net cash used in financing activities was $0.5 million for the three months ended March 31, 2026, an unfavorable change of $18.3 million as compared to net cash provided by financing activities of $17.9 million for the three months ended March 31, 2025. The decrease was primarily due to a $19.9 million decrease in proceeds from issuance of common stock and pre-funded warrants under our registered direct offerings in January 2025 and sales under our at-the-market offering, net of offering costs along with a decrease of $0.4 million paid for taxes attributed to settlement of equity awards, partially offset by a $1.9 million increase in repayment of our senior secured term loan.
Contractual Obligations and Known Future Cash Requirements
As of March 31, 2026, our debt obligations are solely comprised of $45.6 aggregate principal amount outstanding of our Convertible Notes that mature in November 2026. For a further discussion on our Convertible Notes, see Note 3, Debt, to our financial statements included in this Quarterly Report on Form 10-Q.
As of March 31, 2026, we have no other present agreements or commitments with respect to any material acquisitions of businesses or technologies or any other material capital expenditures.
As of March 31, 2026, we have recorded $2.6 million of gross liability for uncertain tax positions, including interest and penalties. Based upon the information available and possible outcomes, we cannot reasonably estimate the amount and period in which the liability might be paid.
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
Our critical accounting estimates reflecting management’s estimates and judgments are described in our Annual Report on Form 10-K for the year ended December 31, 2025. We have reviewed recently issued accounting pronouncements and are evaluating the potential impact, if any, on our condensed consolidated financial statements. Accordingly, there have been no material changes to critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
As a smaller reporting company, we are not required to provide the information required by Item 305 of Regulation S-K.

Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2026. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to enable timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms promulgated by the SEC. Our management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and there is no assurance that our disclosure controls and procedures will operate effectively under all circumstances. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2026, our disclosure controls and procedures were not effective at the reasonable assurance level due to the following material weaknesses in internal control over financial reporting.
Material Weaknesses in Internal Control over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
During the preparation of our Form 10-K for the year ended December 31, 2025, management identified a material weakness in internal control over financial reporting relating to revenue recognition, specifically as it relates to the determination of the appropriate accounting for non-routine revenue transactions. This material weakness was not remediated as of March 31, 2026 and could have resulted in a material misstatement to our interim condensed consolidated financial statements that would not be prevented or detected on a timely basis.
During the preparation of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, management identified a material weakness in internal control over financial reporting relating to a lack of an effective information and communication process that identified and assessed the source of and controls necessary to ensure the reliability of information used in financial reporting and for providing information required for effective activity level controls. This material weakness was not remediated as of March 31, 2026 and could have resulted in a material misstatement to our interim condensed consolidated financial statements that would not be prevented or detected on a timely basis.
During the preparation of our Annual Report on Form 10-K for the fiscal years ended December 31, 2023 and 2022, management identified the following material weaknesses in internal control over financial reporting, which still exist as of March 31, 2026:
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

Related to the findings above, management concluded that during the year ended December 31, 2023, we did not maintain appropriately designed entity-level controls impacting the control environment or monitoring controls to prevent or detect material misstatements to the consolidated financial statements. Specifically, these deficiencies were attributed to (i) a lack of a sufficient number of qualified resources to perform control activities and (ii) insufficient risk assessment and monitoring activities as a result of untimely or ineffective identification of internal control risks to properly design, test, implement and assess effective internal controls over financial reporting. This material weakness has not been remediated as of March 31, 2026.
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
(v)implementation of quarterly IT management review and testing plan to monitor ITGCs, including user access reviews and change management controls with a specific focus on systems supporting our financial reporting processes;
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
Changes in Internal Control over Financial Reporting
While management continues to make progress on its remediation efforts, other than the remediation efforts described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.    Risk Factors.
Risks affecting our business are discussed in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 10-K”). There have been no material changes to our risk factors as previously disclosed in our 2025 10-K.
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
Date: May 14, 2026