Form 10-Q
period 2026-06-30
Veritone, Inc.
filed 2026-08-13
CIK 1615165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
There were 100,457,068 shares of common stock outstanding as of August 11, 2026.

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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements.
VERITONE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amounts)
(Unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$12,424	$27,426
Accounts receivable, net	28,042	36,768
Prepaid expenses and other current assets	7,016	9,720
Total current assets	47,482	73,914
Property, equipment, and improvements, net	9,114	9,582
Intangible assets, net	29,688	38,639
Goodwill	54,007	54,256
Restricted cash	290	289
Other assets	7,913	5,600
Total assets	$148,494	$182,280
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,046	$16,487
Deferred revenue	12,167	12,290
Convertible notes, current portion	45,467	45,317
Accrued purchase compensation, current portion	—	1,500
Accrued expenses and other current liabilities	27,860	28,186
Total current liabilities	100,540	103,780
Other non-current liabilities	10,085	10,376
Total liabilities	110,625	114,156
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.001 par value; 150,000 and 150,000 shares authorized as of June 30, 2026 and December 31, 2025, respectively; 99,078 and 92,627 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	100	93
Additional paid-in capital	657,553	645,962
Accumulated other comprehensive income	896	1,081
Accumulated deficit	(620,680)	(579,012)
Total stockholders’ equity	37,869	68,124
Total liabilities and stockholders’ equity	$148,494	$182,280
See the accompanying notes to unaudited condensed consolidated financial statements.

VERITONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Revenue	$24,263	$23,193	$44,522	$45,656
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	8,808	6,352	15,358	14,186
Sales and marketing	10,298	11,096	20,951	21,201
Research and development	5,871	4,932	11,624	10,138
General and administrative	11,135	12,653	22,083	26,657
Restructuring expense	4,520	—	4,520	—
Depreciation and amortization	5,767	7,172	11,545	14,120
Total operating expenses	46,399	42,205	86,081	86,302
Operating loss	(22,136)	(19,012)	(41,559)	(40,646)
Interest expense, net	272	3,434	450	6,062
Other expense (income), net	65	3,162	585	(899)
Loss before income taxes	(22,473)	(25,608)	(42,594)	(45,809)
Income taxes	(313)	884	(926)	558
Net loss	$(22,160)	$(26,492)	$(41,668)	$(46,367)

Loss per share, basic and diluted	$(0.24)	$(0.53)	$(0.45)	$(0.94)
Weighted-average common shares outstanding used in computing loss per share, basic and diluted	94,025	49,627	93,470	48,989
Comprehensive loss:
Net loss	$(22,160)	$(26,492)	$(41,668)	$(46,367)
Foreign currency translation adjustment, net of income taxes	183	1,298	(185)	878
Total comprehensive loss	$(21,977)	$(25,194)	$(41,853)	$(45,489)
See the accompanying notes to unaudited condensed consolidated financial statements.

VERITONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
Balance as of December 31, 2025	92,627	$93	$645,962	$1,081	$(579,012)	$68,124
Common stock issued under employee stock plans	475	1	161	—	—	162
Common stock withheld for employee taxes and other	(144)	—	(652)	—	—	(652)
Other	—	—	4	—	—	4
Stock-based compensation	—	—	1,237	—	—	1,237
Net loss	—	—	—	—	(19,508)	(19,508)
Foreign currency translation adjustment, net of income taxes	—	—	—	(368)	—	(368)
Balance as of March 31, 2026	92,958	94	646,712	713	(598,520)	48,999
Common stock issued under employee stock plans	238	—	—	—	—	—
Common stock withheld for employee taxes and other	(29)	—	(53)	—	—	(53)
Common stock issued in connection with at-the-market offering, net of offering costs	5,911	6	9,370	—	—	9,376
Stock-based compensation	—	—	1,524	—	—	1,524
Net loss	—	—	—	—	(22,160)	(22,160)
Foreign currency translation adjustment, net of income taxes	—	—	—	183	—	183
Balance as of June 30, 2026	99,078	100	657,553	896	(620,680)	37,869

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance as of December 31, 2024	40,218	$41	$480,477	$214	$(467,280)	$13,452
Common stock issued under employee stock plans	322	—	140	—	—	140
Common stock withheld for employee taxes and other	(91)	—	(285)	—	—	(285)
Common stock and pre-funded warrants issued in connection with registered direct offering, net of offering costs	4,415	4	19,938	—	—	19,942
Stock-based compensation	—	—	1,800	—	—	1,800
Net loss	—	—	—	—	(19,875)	(19,875)
Foreign currency translation adjustment, net of income taxes	—	—	—	(420)	—	(420)
Balance as of March 31, 2025	44,864	45	502,070	(206)	(487,155)	14,754
Common stock issued under employee stock plans	263	—	—	—	—	—
Common stock withheld for employee taxes and other	(35)	—	(56)	—	—	(56)
Common stock issued in connection with term loan amendment	482	1	873	—	—	874
Common stock issued in connection with at-the-market offering, net of offering costs	2,009	2	3,178	—	—	3,180
Common stock and pre-funded warrants issued in connection with registered direct offering, net of offering costs	—	7	8,153	—	—	8,160
Stock-based compensation	—	—	1,764	—	—	1,764
Net loss	—	—	—	—	(26,492)	(26,492)
Foreign currency translation adjustment, net of income taxes	—	—	—	1,298	—	1,298
Balance as of June 30, 2025	47,583	55	515,982	1,092	(513,647)	3,482
See the accompanying notes to unaudited condensed consolidated financial statements.

VERITONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	June 30, 2026	June 30, 2025
Cash flows used in operating activities:
Net loss	$(41,668)	$(46,367)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,545	14,120
Stock-based compensation	2,674	3,453
Non-cash interest expense	150	2,507
Deferred income taxes	(1,200)	(315)
Provision for credit losses	408	668
Non-cash barter revenue	(849)	—
Reduction in carrying amount of operating lease right-of-use assets	278	489
Change in fair value of earnout receivable	—	(784)
Changes in operating assets and liabilities:
Accounts receivable	8,318	164
Prepaid expenses and other current assets	3,305	815
Other assets	(1,361)	(11)
Accounts payable	(1,678)	3,570
Deferred revenue	(335)	289
Accrued expenses and other current liabilities	(1,713)	(3,797)
Other non-current liabilities	—	(78)
Net cash used in operating activities	(22,126)	(25,277)
Cash flows from investing activities:
Capital expenditures	(2,029)	(2,311)
Net cash used in investing activities	(2,029)	(2,311)
Cash flows from financing activities:
Repayment of senior secured term loan	—	(3,875)
Proceeds from issuance of stock and pre-funded warrants under registered direct offerings and at-the-market offering, net of offering costs	9,376	29,449
Debt issuance costs	—	(114)
Proceeds from issuance of stock under employee stock plans, net	162	140
Taxes paid related to net share settlement of equity awards	(705)	(341)
Other	28	—
Net cash provided by financing activities	8,861	25,259
Effect of exchange rates on cash, cash equivalents, and restricted cash	293	(1,133)
Net change in cash, cash equivalents, and restricted cash	(15,001)	(3,462)
Cash, cash equivalents, and restricted cash, beginning of period	27,715	17,318
Cash, cash equivalents, and restricted cash at the end of the period	$12,714	$13,856

Supplemental disclosure of cash flow information
Cash paid for income taxes	$501	$349
Cash paid for interest expense	$399	$3,653

Non-cash investing and financing activities:
Stock-based compensation capitalized as part of internal-use software	$87	$110
Lease liabilities arising from right-of-use assets	$770	$1,840
Deferred offering cost reclassed from prepaid expenses	$24	$—
Shares issued for debt issuance costs	$—	$873
Capital expenditures included in accounts payable	$238	$496
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
2. Significant Accounting Policies
Basis of Presentation
The unaudited condensed consolidated interim financial information of the Company has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s (“SEC”) Regulation S-X. Accordingly, as permitted by Article 10 of Regulation S-X, it does not include all of the information required by generally accepted accounting principles in the U.S. (“U.S. GAAP”) for complete financial statements. The condensed consolidated balance sheet as of December 31, 2025 was derived from the audited financial statements at that date and does not include all the disclosures required by U.S. GAAP, as permitted by Article 10 of Regulation S-X. The Company’s unaudited condensed consolidated financial statements as of June 30, 2026 and for the three and six months ended June 30, 2026 and 2025 include Veritone, Inc. and all of its subsidiaries. In the opinion of management, the accompanying financial information contains all adjustments, consisting of normal recurring adjustments, necessary to state fairly the Company’s unaudited condensed consolidated financial statements as of June 30, 2026 and for the three and six months ended June 30, 2026 and 2025. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 10-K”). Operating results for the three and six months ended June 30, 2026 and 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.
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

As of June 30, 2026, the Company had cash and cash equivalents of approximately $12,424, working capital deficit of $53,058 and accounts receivable, net of $28,042, and the amount outstanding under our debt obligations was $45,467, net of unamortized discount cost, all of which related to the Company’s 1.75% convertible senior notes due 2026 (the “Convertible Notes”). Additionally, for the six months ended June 30, 2026, net loss was $41,668 and net cash used in operating activities was $22,126. The Company’s ability to continue as a going concern is dependent on its ability to generate significant cash flows, obtain sufficient proceeds from any future offerings of securities, and/or obtain alternative financing prior to the maturity of the Convertible Notes in November 2026. The Company expects operating losses to continue in the foreseeable future as it continues to invest in growing its business. To alleviate these conditions, management is actively engaged in cost reduction activities and discussions to obtain alternative financing prior to the maturity of the Convertible Notes in November 2026. However, there can be no assurance that the Company will be able to obtain alternative financing as it is ultimately outside of the control of the Company.
In the near term, and to meet its obligations as they come due, the Company is evaluating additional strategies to obtain funding for future operations. These strategies may include, but are not limited to, obtaining equity financing; incurring debt; and/or further restructuring of operations to grow revenues and decrease operating expenses, including capturing past cost reductions and potential future cost synergies from the Company’s past acquisitions, and executing the Company’s cost reduction strategy announced in March 2026 and restructuring plan announced in June 2026. In addition, the Company has the ability to offer and sell shares of its common stock having an aggregate offering price of up to $50,000 from time to time under the May 2026 Sales Agreement, a portion of which had been sold as of June 30, 2026 (see Note 10, Stockholders' Equity).
However, due to the Company’s projected cash needs combined with its current liquidity level and history of net losses and cash used to fund operating activities, there is substantial doubt regarding its ability to continue as a going concern for a period of at least one year from the date of issuance of these consolidated financial statements.
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
Significant items subject to estimates and assumptions include, but are not limited to, the accounting recognition and presentation of revenue, allowance for credit losses, impairment of long-lived assets, the valuation of contingent consideration, the valuation of senior secured debt, the valuation of non-cash consideration received in barter transactions, the valuation of stock awards and stock warrants, restructuring costs and income taxes, where applicable. Actual results may differ from these estimates.

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
Significant Customers
During the three months ended June 30, 2026, one customer represented more than 10% of the Company’s consolidated revenue. During the six months ended June 30, 2026 and 2025 and the three months ended June 30, 2025, no customer represented more than 10% of the Company’s consolidated revenue.
Remaining Performance Obligations
As of June 30, 2026, the aggregate amount of the transaction prices under the Company’s contracts allocated to the Company’s remaining performance obligations was $20,618, approximately 65% of which the Company expects to recognize as revenue over the next twelve months, and the remainder thereafter to be recognized over the next five years. This aggregate amount excludes amounts allocated to remaining performance obligations under contracts that have an original duration of one year or less and variable consideration that is allocated to remaining performance obligations. Excluded based on this policy are balances related to Veritone Hire solutions representing gross purchase orders to be satisfied in less than one year. Revenues will be recognized net of costs to fulfill these orders.

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
Significant segment expenses, which represent the difference between revenue and loss from continuing operations before provision for income taxes, consist of the following:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Revenue	$24,263	$23,193	$44,522	$45,656
Less:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	8,808	6,352	15,358	14,186
Personnel costs	17,477	17,545	35,021	34,988
Consultants	883	783	1,790	1,806
Marketing	820	1,100	1,628	2,094
Accounting fees	1,225	1,211	1,872	2,705
Legal fees	530	449	902	949
Outside services	298	423	556	698
Software expenses	2,516	1,890	4,386	3,777
Stock-based compensation expense	1,483	1,710	2,674	3,453
Severance	2,997	742	3,269	984
Depreciation and amortization	5,767	7,172	11,545	14,120
Other segment items	3,595	2,828	7,080	6,542
Operating loss	(22,136)	(19,012)	(41,559)	(40,646)
Interest expense, net	272	3,434	450	6,062
Other expense (income), net	65	3,162	585	(899)
Income taxes	(313)	884	(926)	558
Net loss	$(22,160)	$(26,492)	$(41,668)	$(46,367)
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

3. Revision of Previously Issued Condensed Consolidated Financial Statements
Revision of Previously Issued Financial Statements
In connection with the preparation of the Company’s consolidated financial statements for the year ended December 31, 2025, the Company’s management identified immaterial errors within its previously issued unaudited condensed consolidated financial statements as of and for the quarterly period ended June 30, 2025 (“Q2 2025”) as included in its Quarterly Report for the quarter ended June 30, 2025 that was originally filed with the SEC on August 8, 2025. The immaterial errors resulted in: (i) an $0.8 million overstatement of revenue, a $0.7 million overstatement of accounts receivable and corresponding $0.7 million overstatement of cost of revenue (exclusive of depreciation and amortization) and accrued expenses and other current liabilities, (ii) $0.4 million overstatement of cost of revenue (exclusive of depreciation and amortization) and accrued expenses and other current liabilities, and (iii) a $1.3 million understatement of goodwill, a $0.7 million understatement in intangible assets, net and a corresponding $2.0 million overstatement of accumulated other comprehensive income (loss) as of June 30, 2025.

The Company evaluated the materiality of the errors and concluded the errors were not material to Q2 2025. Financial information as of and for the three and six months ended June 30, 2025 has been revised in this report to correct the errors. The following table presents a reconciliation of the Company’s unaudited condensed consolidated financial information as originally reported to the revised amounts as of and for three and six months ended June 30, 2025:

Condensed Consolidated Balance Sheet

	As of June 30, 2025
	As Previously Reported	Adjustment	As Revised
Accounts receivable, net	$31,859	$(694)	$31,165
Total current assets	57,940	(694)	57,246
Intangible assets, net	47,732	698	48,430
Goodwill	53,110	1,260	54,370
Total assets	186,806	1,264	188,070

Accrued expenses and other current liabilities	28,446	(1,000)	27,446
Total current liabilities	64,842	(1,000)	63,842
Total liabilities	185,588	(1,000)	184,588
Accumulated other comprehensive income (loss)	(866)	1,958	1,092
Accumulated deficit	(513,953)	306	(513,647)
Total stockholders' equity	1,218	2,264	3,482
Total liabilities and stockholders' equity	186,806	1,264	188,070

Condensed Consolidated Statement of Operations and Comprehensive Loss

	For the Three Months Ended June 30, 2025
(in thousands)	As Previously Reported	Adjustment	As Revised
Revenue	$24,013	$(820)	$23,193
Cost of revenue (exclusive of depreciation and amortization)	7,478	(1,126)	6,352
Operating loss	(19,318)	306	(19,012)
Net loss	(26,798)	306	(26,492)
Foreign currency translation loss (gain), net of income taxes	(660)	1,958	1,298
Total comprehensive loss	(27,458)	2,264	(25,194)
Loss per share, basic and diluted	$(0.54)	$0.01	$(0.53)

	For the Six Months Ended June 30, 2025
(in thousands)	As Previously Reported	Adjustment	As Revised
Revenue	$46,476	$(820)	$45,656
Cost of revenue (exclusive of depreciation and amortization)	15,312	(1,126)	14,186
Operating loss	(40,952)	306	(40,646)
Net loss	(46,673)	306	(46,367)
Foreign currency translation loss (gain), net of income taxes	(1,080)	1,958	878
Total comprehensive loss	(47,753)	2,264	(45,489)
Loss per share, basic and diluted	$(0.95)	$0.01	$(0.94)

Condensed Consolidated Statement of Cash Flows

		For the Six Months Ended June 30, 2025
(in thousands)		As Previously Reported	Adjustment	As Revised
Cash flows from operating activities:
Net loss	$	$(46,673)	$306	$(46,367)
Accounts receivable		(530)	694	164
Accrued expenses and other current liabilities		(2,797)	(1,000)	(3,797)
Net cash used in operating activities		(25,277)	—	(25,277)

4. Restructuring and Restructuring-Related Activities
In June 2026, the Company made the decision to implement a restructuring plan (the “Plan”), which includes a workforce reduction that was initiated on June 10, 2026, and a reduction in certain third-party operating costs. These actions were intended to reduce the Company’s operating expenses as part of a realignment of its business and cost structure. As of August 13, 2026, the Company had realized approximately $11.3 million in annualized cost savings through reduction of workforce and certain operating expenses.

The Company expects that the Plan will reduce the size of the Company’s workforce by at least 25% of its employee count as of March 31, 2026.

The workforce reduction began on June 10, 2026 in structured phases and is expected to be substantially completed by the first half of 2027. Employees affected by the Plan may be eligible to receive, among other things, severance payments based on the applicable employee’s length of service with the Company and the continuation of benefits for a specified time period post-termination, provided, that each affected employee’s eligibility for severance benefits is contingent upon such employee’s execution of a separation agreement, which includes a general release of claims against the Company.

In addition to restructuring costs, the Company will also incur costs that do not constitute restructuring under ASC 420, Exit and Disposal Cost Obligations, and which the Company instead refers to as business transformation costs. These costs consist primarily of expenditures directly related to the Plan and include employee retention costs, professional fees and investments in automation and technology. The following table provides a summary of the Company’s estimates of total pre-tax charges associated with the Plan, by major type of cost, of which approximately $4.4 million to $5.3 million are expected to result in cash outlays (in thousands):

	Total Estimated Amount Expected to be Incurred
Restructuring charges:
Workforce	$3,859	to	$4,500
Software cost	661	to	800
Total restructuring and business transformation charges	$4,520	to	$5,300

The following table provides a summary of restructuring activities (in thousands):

	Workforce (1)	Software (2)	Total
Balance at April 1, 2026	$—	$—	$—
Charges	3,859	661	4,520
Charges settled in cash	(262)	(35)	(297)
Charges settled in non-cash	—	—	—
Balance at June 30, 2026	$3,597	$626	$4,223
(1) Balance at June 30, 2026 is recorded in accrued payroll and employee related liabilities in the consolidated balance sheet.
(2) Balance at June 30, 2026 was recorded to accrued expenses in the consolidated balance sheet and pertain to software no longer deemed necessary based on the restructuring plan.

5. Debt
Senior Secured Term Loan

On December 13, 2023 (the “Term Loan Closing Date”), the Company and certain of its subsidiaries, as guarantors, entered into a Credit and Guaranty Agreement (as amended, the “Credit Agreement”) with certain funds managed by Highbridge Capital Management, LLC and with certain other lenders (collectively, the “Lenders”) and Wilmington Savings Fund Society, FSB, as administrative agent and collateral agent. The Credit Agreement provided for a $77,500 senior secured term loan (the “Term Loan”), which was fully drawn by the Company on the Term Loan Closing Date. On the Term Loan Closing Date, the Company used $37,500 of the Term Loan proceeds to repurchase $50,000 principal amount of its Convertible Notes. As a result of the collective transactions at the Term Loan Closing Date, the Company recorded the Term Loan at fair value and recognized a one-time gain of $30,000 on the extinguishment of convertible debt. The initial discount on the Term Loan of $23,807 along with the capitalized issuance costs of $3,120 each were amortized to interest expense over the term of the loan using the effective interest method. The amortization of initial discounts and issuance costs was $0 and $1,156 for the three months ended June 30, 2026 and 2025, respectively, and $0 and $2,215 for the six months ended June 30, 2026 and 2025, respectively. On the Term Loan Closing Date, the Company issued warrants (the “Warrants”) to the Lenders (in such capacity, the “Warrant Holders”) to purchase up to 3,008,540 shares of the Company’s common stock at an exercise price of $2.576 per share with a termination date of December 12, 2028. At the date of issuance, the Company classified the Warrants as equity and recognized them in additional paid-in capital within its consolidated balance sheet. As of June 30, 2026, there were 2,508,683 Warrants that remained unexercised and outstanding.
On March 13, 2025, the Company entered into a Limited Consent (the “Limited Consent”) to the Credit Agreement with the lenders and administrative agent party thereto. Pursuant to the Limited Consent, the lenders consented to the delivery by the Company of the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2024 and a report of the Company’s independent certified public accountants relating thereto that do not meet certain requirements of the Credit Agreement requiring, among other things, delivery of audited consolidated financial statements and a report thereon of the Company’s independent certified public accountants that are unqualified as to going concern. As consideration for the Limited Consent, the Company paid an aggregate of $1,000 in cash to the lenders party to the Limited Consent.
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
For the three months ended June 30, 2026 and 2025, interest expense related to the Term Loan, including amortization of initial discounts and issuance costs, was $0 and $2,276, respectively. For the six months ended June 30, 2026 and 2025, interest expense related to the Term Loan, including amortization of initial discounts and issuance costs, was $0 and $4,751, respectively.
Convertible Senior Notes
In November 2021, the Company issued, at par value, $201,250 aggregate principal amount of the Convertible Notes. The issuance included the full exercise of an option granted by the Company to the initial purchasers of the Convertible Notes to purchase an additional $26,250 aggregate principal amount of Convertible Notes. The Convertible Notes were issued pursuant to and are subject to the terms and conditions of an indenture, which is referred to as the Indenture, between the Company and U.S. Bank National Association, as trustee. The Convertible Notes were offered and sold in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. In December 2022, the Company repurchased $60,000 aggregate principal amount of the Convertible Notes at approximately 65% of par (the “2022 Repurchase Transaction”). In December 2023, the Company repurchased $50,000 aggregate principal amount of the Convertible Notes at approximately 75% of par (the “2023 Repurchase Transaction”).

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

As of June 30, 2026, the Company has $45,580 in aggregate principal amount of the Convertible Notes outstanding and unamortized debt issuance costs of $113.
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

Interest expense related to the Convertible Notes, including amortization of issuance costs, was $349 and $546 for the three months ended June 30, 2026 and 2025, respectively, and $698 and $1,091 for the six months ended June 30, 2026 and 2025, respectively. The effective interest rate for the three and six months ended June 30, 2026 and 2025 was approximately 2.42%. As of June 30, 2026, the if-converted value of the Convertible Notes did not exceed the outstanding principal amount. As of June 30, 2026, the total estimated fair value of the Convertible Notes was $44,754, which was determined based on a market approach using actual bids and offers of the Convertible Notes in an over-the-counter market during the period. The Company considers these assumptions to be Level 2 inputs in accordance with the fair value hierarchy described in Note 7, Fair Value Measurements.
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
The following participating securities have been excluded from the computation of diluted loss per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Stock options and restricted stock units issued and outstanding	10,640	10,175	10,640	10,107
Warrants to purchase common stock	2,655	2,655	2,655	2,655
Common stock issuable in connection with convertible senior notes	1,240	2,483	1,240	2,483
Total	14,535	15,313	14,535	15,245

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
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents are comprised primarily of domestic and foreign bank accounts and money market funds. These cash and cash equivalents are valued based on Level 1 inputs which consist of quoted prices in active markets. To reduce its credit risk, the Company monitors the credit standing of the financial institutions that hold the Company’s cash and cash equivalents. As of June 30, 2026 and December 31, 2025, the Company’s cash and cash equivalents approximated their estimated fair value. As such, there are no unrealized gains or losses related to the Company’s cash and cash equivalents.
Investments
The Company holds a strategic investment in a technology company that was determined to not have a readily determinable fair value. This investment is carried at a cost of $2,970 on the Company’s condensed consolidated balance sheets within other assets as of June 30, 2026 and December 31, 2025 and is categorized as Level 3 within the fair value hierarchy.
Because these investments do not have readily determinable fair values, the Company has elected to measure these investments under ASC 321, Investments—Equity Securities, at cost minus impairments, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments. No impairment was recorded for the three and six months ended June 30, 2026 and 2025. The Company re-measures its investments if there is an observable transaction in a class of security similar to the Company’s investments and there were no such re-measurements for the three and six months ended June 30, 2026 and 2025.
8. Goodwill and Other Intangible Assets
Goodwill
Goodwill recorded in connection with the Company’s acquisitions is primarily attributable to the assembled workforce and anticipated operational synergies. There were no additions to, or impairments of, goodwill during the three and six months ended June 30, 2026 and 2025.
The Company has only one reporting unit and evaluates goodwill for impairment at the single reporting unit level.
The following table displays the changes in the carrying amount of goodwill:

Balance at December 31, 2025	$54,256
Foreign currency translation	(249)
Balance at June 30, 2026	$54,007
Intangible Assets

The gross carrying amounts and accumulated amortization of the Company’s finite-lived intangible assets as of June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$44,474	$(42,856)	$1,618
Customer relationships	99,225	(71,296)	27,929
Trademarks and trade names	2,300	(2,159)	141
Total finite-lived intangible assets	$145,999	$(116,311)	$29,688

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$44,684	$(40,555)	$4,129
Customer relationships	99,225	(65,122)	34,103
Trademarks and trade names	2,300	(1,893)	407
Total finite-lived intangible assets	$146,209	$(107,570)	$38,639
Amortization expense related to developed technology, customer relationships, and trademarks and trade names is recorded in depreciation and amortization within the Company’s consolidated statements of operations. Amortization expense of finite-lived intangible assets was $4,415 and $5,879 for the three months ended June 30, 2026 and 2025, respectively, and $8,831 and $11,826 for the six months ended June 30, 2026 and 2025, respectively.
The following table presents future amortization of the Company’s finite-lived intangible assets as of June 30, 2026:

Amount
2026 (remainder of the year)	$8,006
2027	13,712
2028	7,907
2029	20
2030	20
Thereafter	23
Total	$29,688

9. Consolidated Financial Statement Details
Consolidated Balance Sheets Details
Accounts Receivable, Net and Allowance for Credit Losses
Accounts receivable, net consisted of the following:

	As of
	June 30, 2026	December 31, 2025
Accounts receivable	30,278	38,596
Less: allowance for expected credit losses	(2,236)	(1,828)
Accounts receivable, net	$28,042	$36,768
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	June 30, 2026	December 31, 2025
Prepaid expenses	$3,083	$5,383
Indemnification escrow holdback	1,500	1,500
Other receivables	42	121
Trade credits	1,539	1,557
Other current assets	852	1,159
Prepaid expenses and other current assets	$7,016	$9,720
Property, Equipment and Improvements, Net
Property, equipment and improvements, net consisted of the following:

	As of
	June 30, 2026	December 31, 2025
Property and equipment	$3,873	$3,738
Internal use software development costs	17,062	16,533
Leasehold improvements	464	464
	21,399	20,735
Less: accumulated depreciation	(12,285)	(11,153)
Property, equipment and improvements, net	$9,114	$9,582

Depreciation expense was $1,352 and $1,293 for the three months ended June 30, 2026 and 2025, respectively. Depreciation expense was $2,714 and $2,294 for the six months ended June 30, 2026 and 2025, respectively.
The Company’s property, equipment and improvements, net by geographic area are as follows:

	As of
	June 30, 2026	December 31, 2025
United States	$5,769	$6,059
United Kingdom	3,132	3,333
Others	213	190
Total property, equipment and improvements, net	$9,114	$9,582
Other Assets
Other assets consisted of the following:

	June 30, 2026	December 31, 2025
Investments	$2,970	$2,970
Deferred tax assets	860	835
Operating lease right-of-use assets	2,287	1,795
Trade credits	1,796	—
Other assets	$7,913	$5,600
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	June 30, 2026	December 31, 2025
Accrued compensation	$6,756	$4,288
Taxes payable	2,859	3,760
Current portion of operating lease liabilities	544	620
Royalties payable	6,761	7,246
Accrued trade payables	10,940	12,272
Accrued expenses and other current liabilities	$27,860	$28,186

Other Non-Current Liabilities
Other non-current liabilities consisted of the following:

	As of
	June 30, 2026	December 31, 2025
Deferred tax liability	$2,936	$4,111
Income taxes payable	2,678	2,499
Operating lease liability, net of current portion	1,807	1,285
Unclaimed escrow liability	2,481	2,481
Other	183	—
Other non-current liabilities	$10,085	$10,376
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

Deferred Revenue
Balance as of December 31, 2025	$12,290
Less: revenue recognized	(7,992)
Additions to deferred revenue	9,145
Balance as of March 31, 2026	13,443
Less: revenue recognized	(4,453)
Additions to deferred revenue	3,177
Balance as of June 30, 2026	12,167
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
The table below illustrates the presentation of our revenues based on the above definitions:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Software Products & Services	$16,725	$16,649	$30,540	$31,132

Managed Services:
Representation Services	2,082	1,529	4,058	4,301
Licensing	5,456	5,015	9,924	10,223
Total Managed Services	7,538	6,544	13,982	14,524

Total revenue	$24,263	$23,193	$44,522	$45,656
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
The Company’s effective tax rate was a benefit of 1.4% and 3.5% for the three months ended June 30, 2026 and 2025, respectively, and an expense of 2.2% and a benefit of (1.2)% for the six months ended June 30, 2026 and 2025, respectively. The difference between the effective tax rate and the U.S. federal statutory rate of 21% is primarily due to a valuation allowance established on the Company’s domestic federal and state net deferred tax assets, as well as the impact of foreign operations subject to tax in foreign jurisdictions. The change in the effective tax rates for the three and six months ended June 30, 2026 as compared to the comparable prior year period is primarily due to the impact of taxes on foreign operations and valuation allowances against domestic net deferred tax assets.
As of June 30, 2026 and December 31, 2025, the Company had deferred tax assets of $860 and $835, respectively, and deferred tax liabilities of $2,936 and $4,111, respectively, which are included in other assets and other non-current liabilities, respectively, within the Company’s condensed consolidated balance sheets. As of June 30, 2026, the Company continues to provide a valuation allowance against deferred tax assets that are not expected to be realizable. The Company continues to evaluate the realizability of deferred tax assets and the related valuation allowance. If the Company’s assessment of the deferred tax assets or the corresponding valuation allowance were to change, the Company would record the related adjustment to income during the period in which the determination is made.
The Company is subject to taxation in the United States, Israel, the United Kingdom, France, and Australia. The United States, Israel, and the United Kingdom comprise the majority of the Company’s operations. In general, the U.S. federal statute of limitations is three years. However, the Internal Revenue Service may still adjust a tax loss or credit carryover in the year the tax loss or credit carryover is utilized. As such, the Company’s U.S. federal tax returns and state tax returns are open for examination since inception. The Israeli statute of limitations period is generally four years commencing at the end of the year in which the return was filed. As of June 30, 2026, the Company’s 2024 U.S. Federal tax return and Israeli tax returns for 2020 through 2024 are under examination.
On July 4, 2025, the U.S. enacted H.R. 1 “A bill to provide for reconciliation pursuant to Title II of H. Con. Res. 14”, commonly referred to as the One Big Beautiful Bill Act (“OBBBA”). The OBBBA contains significant provisions, including the permanent extension or restoration of certain expiring corporate income tax provisions, originally introduced by the Tax Cuts and Jobs Act of 2017, and incremental modifications to the international framework. The legislation has multiple effective dates, with certain provisions effective for the tax year beginning after December 31, 2024, and others effective for tax years beginning after December 31, 2025. Veritone has evaluated the OBBBA provisions enacted during the quarter and has included the related impact in the provision for income taxes for the three months ended June 30, 2026, which was not material.

10. Leases, Commitments, and Contingencies
Leases
In January 2025, the Company entered into a non-cancellable agreement to lease office space in London to replace its existing office space. The base rent is approximately $3 per month, translated at the June 30, 2026 spot rate, in the aggregate over the original lease term of 71 months from the commencement date. In June 2026, the Company extended its lease at its headquarters in Irvine, CA until August 2029. The base rent is approximately $29 per month and increases to $30 per month over the life of the lease for total payments of $1,000.
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
In December 2024, the Company received $2,500 in unclaimed funds associated with the PandoLogic acquisition from its escrow agent. Based on the jurisdiction of the potential future claims and underlying statute of limitations, the Company has recognized the unclaimed funds as part of other non-current liabilities within its consolidated balance sheets, which amounted to $2,481 and $2,500 as of June 30, 2026 and December 31, 2025, respectively, and will continue to evaluate the merit of such claims.
On May 21, 2026, a stockholder, individually and on behalf of all others similarly situated, filed a complaint against the Company, Ryan Steelberg, and Michael L. Zemetra as current officers of the Company in the United States District Court for the Central District of California, captioned Ahmed Elwan v. Veritone, Inc. et al, No. 8:26-cv-01275 (the “Securities Action”). The complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act, in connection with allegedly false and misleading statements made by the Company during the period from October 14, 2025, to April 14, 2026 (the “Class Period”). Specifically, the complaint alleges that, among other things, the Company had inaccurately recorded and misclassified certain revenue and costs resulting in overstatements of revenues and other metrics, and maintained allegedly deficient internal controls over accounting and financial reporting. The deadline for any putative class member to seek appointment for lead plaintiff and lead counsel was July 20, 2026. The Court set a hearing on the pending motions for appointment of lead plaintiff and lead counsel for September 1, 2026. Defendants are not required to respond to the complaint until after the Court appoints a lead plaintiff and lead counsel and the lead plaintiff identifies or files an operative complaint.
On June 24, 2026, a purported stockholder of the Company filed a shareholder derivative action in the United States District Court for the District of California, captioned Sean Lea v. Ryan S Steelberg et al, No. 8:26-cv-01634 purportedly on behalf of nominal defendant Veritone, Inc., against certain Company executives and Company board members. This lawsuit concerns generally the same factual allegations as asserted in the Securities Action.
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
On October 17, 2025, the January 2025 Pre-Funded Warrants were exercised in full, and as of December 31, 2025, no January 2025 Pre-Funded Warrants remained outstanding.
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
On October 17, 2025, the June 2025 Pre-Funded Warrants were exercised in full, and as of December 31, 2025, no June 2025 Pre-Funded Warrants remained outstanding.
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

Additionally, on June 30, 2025, pursuant to the terms of the securities purchase agreement, the Company and Ryan Steelberg, the Company’s President, Chief Executive Officer and Chairman of its Board of Directors, as trustee of The RSS Living Trust dated April 6, 2012 (the “RSS Trust”) entered into a securities purchase agreement (the “Steelberg Purchase Agreement”), pursuant to which the RSS Trust agreed to purchase from the Company, and the Company agreed to issue and sell to the RSS Trust, up to 709,220 shares of the Company’s common stock for a gross aggregate offering price of $1,000, at a price per share equal to the greater of (i) $1.41 (representing the consolidated closing bid price of the Company’s common stock on June 27, 2025) and (ii) the consolidated closing bid price of the Company’s common stock on the date that is the second full trading day after the date on which the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 (“Q2 Form 10-Q”) is filed with the SEC (such transaction, the “Private Placement” and such shares, the “Private Placement Shares”).
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
At the Market Program
On November 19, 2024, the Company entered into a sales agreement (the "Sales Agreement") with Needham & Company, LLC and H.C. Wainwright & Co., LLC (the “Sales Agents”), to establish an “at-the-market” equity offering program (the "ATM Program"), pursuant to which the Company may offer and sell from time to time, at its option, shares of its common stock having an aggregate offering price of up to $35,000 through the Sales Agents. Sales under the Sales Agreement were conducted as “at-the-market” equity offerings as defined in Rule 415(a)(4) under the Securities Act, including sales made directly on The Nasdaq Global Market or other trading markets for the Company’s common stock. The issuance and sale of shares of the Company’s common stock under the Sales Agreement was made pursuant to the Company’s registration statement on Form S-3 (File No. 333-280148), which became effective on June 21, 2024, and the related prospectus supplement dated November 19, 2024, in each case filed with the SEC. From inception through October 2025, the Company received $33,507 in net proceeds from sales of 11,740,454 shares of its common stock pursuant to the ATM Program. The ATM Program was completed and terminated in October 2025.

2026 At the Market Program
On May 21, 2026, the Company entered into a sales agreement (the “May 2026 Sales Agreement”) with UBS Securities LLC, Needham & Company, LLC and Craig-Hallum Capital Group LLC, as sales agents (collectively, the “May 2026 Sales Agents”), to establish an “at-the-market” equity offering program (the “2026 ATM Program”), pursuant to which the Company may offer and sell from time to time, at its option, shares of the Company’s common stock having an aggregate offering price of up to $50,000 through the May 2026 Sales Agents. Sales under the May 2026 Sales Agreement are conducted as “at-the-market” equity offerings as defined in Rule 415(a)(4) under the Securities Act, including sales made directly on The Nasdaq Global Market or other trading markets for the Company’s common stock. The issuance and sale of shares of the Company’s common stock under the May 2026 Sales Agreement is made pursuant to the Company’s registration statement on Form S-3 (File No. 333-280148), which became effective on June 21, 2024 and the related prospectus supplement dated May 21, 2026, in each case filed with the SEC. From inception through June 30, 2026, the Company received $9,376 in net proceeds from sales of 5,911,219 shares of its common stock pursuant to the 2026 ATM Program.

12. Stock-Based Compensation
The Company has stock-based compensation plans, which are more fully described in Note 12, Stock-Based Compensation, to the Consolidated Financial Statements included in the 2025 10-K. During the six months ended June 30, 2026, the Company granted restricted stock units (“RSUs”) subject to service conditions, RSUs subject to service and performance conditions, and RSUs subject to service and market conditions.
Stock Options
The following table summarizes the activities for all stock options under the Company’s stock-based compensation plans for the six months ended June 30, 2026:

	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
Outstanding as of December 31, 2025(2)	7,958	$13.08	3.20 years	$—
Granted	—	$—
Exercised	(10)	$2.68
Forfeited or expired(3)	(88)	$18.02
Outstanding as of June 30, 2026(2)	7,860	$13.04	2.71 years	$—
Exercisable as of June 30, 2026(4)	7,860	$13.04	2.71 years	$—
Vested and expected to vest as of June 30, 2026(5)	7,842	$13.05	2.70 years	$—

(1)The intrinsic value is the amount by which the current market value of the underlying stock exceeds the exercise price of the stock awards.
(2)Includes 3,521 and 3,530 performance condition stock options as of June 30, 2026 and December 31, 2025, respectively.
(3)Includes 9 performance condition stock options.
(4)Includes 3,521 performance condition stock options.
(5)Includes 3,521 performance condition stock options.
There were no stock options granted during the three and six months ended June 30, 2026 and 2025. The total intrinsic value of stock options exercised during the three months ended June 30, 2026 and 2025 was immaterial.
As of June 30, 2026, the total unrecognized compensation cost related to all nonvested stock options was $61 and the related weighted-average period over which it is expected to be recognized was approximately 0.84 years.
Restricted Stock Units
The following table summarizes the activities for all RSUs under the Company’s stock-based compensation plans for the six months ended June 30, 2026:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2025(1)	2,316	$3.69
Granted(2)	1,318	$3.34
Vested	(616)	$3.91
Forfeited(3)	(238)	$3.34
Outstanding as of June 30, 2026(1)	2,780	$3.50

(1)Includes 742 and 323 performance condition RSUs as of June 30, 2026 and December 31, 2025, respectively.
(2)Includes 580 performance condition RSUs.

(3)Includes 161 performance condition RSUs.
The total vesting date fair value of RSUs which vested during the three months ended June 30, 2026 and 2025 was $854 and $392, respectively. The total vesting date fair value of RSUs which vested during the six months ended June 30, 2026 and 2025 was $1,691 and $1,120, respectively.
As of June 30, 2026, the total unrecognized compensation cost related to all nonvested RSUs was $6,476 and the related weighted-average period over which it is expected to be recognized was approximately 1.87 years.
Stock-Based Compensation Expense
The following table provides information about stock-based compensation expense by award type:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Stock options	$243	$255	$243	$—
Restricted stock units	813	1,061	1,602	2,087
Employee stock purchase plan	427	394	829	777
Total stock-based compensation expense	$1,483	$1,710	$2,674	$3,453
The following table provides information about stock-based compensation expense by financial statement line item:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Cost of revenue (exclusive of depreciation and amortization)	$—	$—	$—	$—
Sales and marketing	205	254	422	518
Research and development	261	276	516	594
General and administrative	1,017	1,180	1,736	2,341
Total stock-based compensation expense	$1,483	$1,710	$2,674	$3,453
Stock-based compensation expense capitalized as part of internal-use software was $41 and $53 for the three months ended June 30, 2026 and 2025, respectively, and $87 and $110 for the six months ended June 30, 2026 and 2025, respectively.
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
There were no other material related party transactions during the six months ended June 30, 2026.
14. Subsequent Events
Increase in Authorized Shares
On July 7, 2026, at the Company’s annual meeting of stockholders, the Company’s stockholders approved an amendment to the Company’s Fourth Amended and Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock from 150,000,000 shares to 225,000,000 shares.
Second Amended and Restated 2023 Equity Incentive Plan and Related CEO Strategic Awards
On July 7, 2026, at the Company’s annual meeting of stockholders, the Company’s stockholders approved the Second Amended and Restated 2023 Equity Incentive Plan, which increased the number of shares of common stock authorized for issuance thereunder by 3,000,000 shares. At the same meeting, the Company’s stockholders also approved the grant of time-based and performance-based restricted stock unit awards to Ryan Steelberg, the Company’s President, Chief Executive Officer and Chairman of the Board. The Company is evaluating the grant-date fair value and related stock-based compensation expense associated with these awards.
Chief Executive Officer Salary Reduction
In July 2026, Ryan Steelberg, the Company’s Chief Executive Officer, voluntarily reduced his annual base salary by 50%, from $665,000 to $332,500, in support of the Company’s ongoing cost reduction initiatives.
May 2026 Sales Agreement
Subsequent to June 30, 2026, the Company continued to offer and sell shares of its common stock under the May 2026 Sales Agreement. From July 1, 2026 through the date of this report, the Company sold 1,297,485 shares of its common stock for aggregate net proceeds of approximately $1.8 million.
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
Our presence is primarily in the United States, the United Kingdom, France, Australia, Israel and India.
During the three and six months ended June 30, 2026, we generated revenue of $24.3 million and $44.5 million, respectively, as compared to $23.2 million and $45.7 million during the three and six months ended June 30, 2025, respectively. Software Products & Services revenue was $16.7 million and $30.5 million during the three and six months ended June 30, 2026, respectively, as compared to $16.6 million and $31.1 million during the three and six months ended June 30, 2025, respectively. Managed Services revenue was $7.5 million and $14.0 million during the three and six months ended June 30, 2026, respectively, as compared to $6.5 million and $14.5 million during the three and six months ended June 30, 2025, respectively. During the three months ended June 30, 2026 and 2025, one customer and no customer represented more than 10% of our consolidated revenue, respectively. During the six months ended June 30, 2026 and June 30, 2025 no customer represented more than 10% of our consolidated revenue.
Opportunities, Challenges, and Risks
We are a leader in AI-based Software Products & Services. Our proprietary AI operating system, aiWARE, uses machine learning algorithms, or AI models, together with a suite of powerful applications, to reveal valuable insights from vast amounts of structured and unstructured data. Historically, we have derived a large portion of our Software Product & Services revenue from applications we internally developed from our aiWARE platform and actively sold across various customers. Beginning in mid-fiscal year 2022, macroeconomic and geopolitical factors, including lingering economic disruption caused by international conflicts, financial instability, inflation and the responses by central banking authorities to control inflation, monetary supply shifts, high interest rates, the imposition of tariffs, trade tensions, and global trade disputes, and the threat of recession in the United States and around the world on our business and our existing and potential customers, negatively impacted parts of our consumption-based operations and financial results. For example, business operations at our Israel office location where we perform development work on our Talent Acquisition solutions, have been, and may continue to be, impacted by the conflicts in the Middle East. In addition, our Talent Acquisition solutions are sold to businesses whose financial conditions fluctuate based on general economic and business conditions, particularly the overall demand for labor and the economic health of current and prospective employers. While these economic and geopolitical factors persisted throughout 2025 and into the first half of 2026, our Software Products & Services revenue of $16.7 million and $30.5 million for the three and six months ended June 30, 2026, respectively, remained relatively flat as compared to the corresponding prior-year periods.
Beginning in 2023, we enacted significant cost reductions. From January 2023 to June 2025, we announced plans to reduce costs through the optimization of our operational structure, the cumulative result of which was a reduction in our global workforce of approximately 30% over this period.

As of June 30, 2026, we have achieved an aggregate of over $60.0 million of net annualized strategic cost reductions since January 1, 2023 as a result of our organizational restructuring and realignment efforts. In May 2026, we announced plans to further reduce our operating cost structure, in part to reinvest in areas required for growth and to realize synergies from operations, including from the adoption of AI-based agents and tools across the organization. We began executing this cost reduction plan in June 2026 and as of August 2026 we enacted approximately $11.3 million of annualized cost savings, which included a reduction of approximately 14% of our workforce. In conjunction with the recent cost reduction plan, we incurred $4.5 million of employee severance and other costs as of June 30, 2026. Our planned cost reductions will be partially offset by planned increases in our research and development operating expenses, largely to support efforts around near-and long-term revenue growth in VDR and the Public Sector.
As of June 30, 2026, our total Software Products & Services customers declined to 2,829, which was a decrease of 7.7% as compared to June 30, 2025. This change was largely driven by declining consumption-based customers across our Talent Acquisition solutions, the vast majority of which are smaller revenue-based customers. In addition, smaller hiring agency customers experienced a drop in hiring as a result of the challenging macroeconomic environment. Collectively, these contributed to the change in Software Products & Services customers, but did not have a significant impact on our financial results for the three and six months ended June 30, 2026 or year ended December 31, 2025. To continue our effort to grow our customer base and overall revenue, we continue to invest aggressively in existing customers and acquiring new customers.
We believe our Software Products & Services will extend the capabilities of many third-party software platforms and products that are widely used today. For example, we believe that, when integrated with aiWARE, our Talent Acquisition customers will have greater visibility and transparency in their hiring processes. Further, with iDEMS and VDR products, we now offer a suite of aiWARE applications to address the growing problem of unstructured digital data management faced by commercial, public safety, and federal government sectors today. A substantial portion of our growth in 2025 came from our iDEMS and VDR solutions. In June 2025, we announced a partnership with the US Air Force Office of Special Investigations (“OSI”), an investigative division within the US Department of Defense (“DOD”). The partnership with OSI is in the early stages of deploying our iDEMS solutions across the investigative divisions within the DOD. Through June 2026, our VDR sales pipeline increased to over $65.0 million, as compared to approximately $20.0 million in August 2025 and $40.0 million in October 2025. As of the first quarter of 2026, we are now under contract with the majority of leading hyperscalers for the deployment of our VDR solution. Our Public Sector pipeline is over $220 million as of June 30, 2026, which we believe reflects accelerating demand for our AI-driven solutions and our reputation as a trusted technology partner to government agencies. While we recently experienced a shift in the deployment plan of our iDEMS solution across a portion of the DOD, we viewed this shift as temporary as the DOD was reallocating budgetary spending to the crisis in Iran, and as a result did not impair our Public Sector pipeline. See “About Our Sales Pipelines” below for more information. As a result, during the year ended December 31, 2025, our Software Products Services revenue, excluding our Talent Acquisition solutions, grew over 45% when compared to the same period in 2024 led principally by our iDEMS and VDR initiatives.
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
For the three and six months ended June 30, 2026, our total revenues were $24.3 million and $44.5 million, respectively, as compared to $23.2 million and $45.7 million for the three and six months ended June 30, 2025, respectively, an increase of 4.6% and decrease of 2.5%, respectively, over the prior-year period, driven by an increase in margins for aiWARE for the three months ended June 30, 2026 and a decrease in our Veritone hire revenue offset by an increase in our aiWARE SAAS revenue compared to the prior year period for the six months ended June 30, 2026. Our gross profit for the three and six months ended June 30, 2026 was $14.2 million and $26.6 million, respectively, as compared to $15.7 million and $29.4 million for the three and six months ended June 30, 2025, respectively, a decrease of 9.4% and 9.4%, respectively, primarily driven by a decrease in margins within Veritone hire and VeriAds products compared to the prior year period. For the three and six months ended June 30, 2026, our non-GAAP gross profit (calculated as described in “Non-GAAP Financial Measures” below) decreased to $15.5 million and $29.2 million, respectively, as compared to $16.8 million and $31.5 million for the three and six months ended June 30, 2025, respectively, driven by a decrease margins within our VeriAds and Veritone hire products compared to the prior year period.
During the three and six months ended June 30, 2026, we reported a net loss of $22.2 million and $41.7 million, respectively, as compared to $26.5 million and $46.4 million during the three and six months ended June 30, 2025, respectively. During the three and six months ended June 30, 2026, we reported a non-GAAP net loss (calculated as described in “Non-GAAP Financial Measures” below) of $10.0 million and $21.8 million, respectively, as compared to $8.4 million and $19.5 million during the three and six months ended June 30, 2025, respectively, primarily due to the decrease in non-GAAP gross profit (calculated as described in “Non-GAAP Financial Measures” below), including as a result of decreases in sales of higher margin products.
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

Non-GAAP net income (loss) is calculated as our net income (loss), adjusted to exclude interest expense, net, income taxes, depreciation and amortization, stock-based compensation, change in fair value of earnout receivable, contingent purchase compensation expense, foreign currency impact and other, acquisition and due diligence costs, severance and executive transition costs, professional fees and lender consent fees.
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
The following table provides a reconciliation of net loss to non-GAAP net loss:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net loss	$(22,160)	$(26,492)	$(41,668)	$(46,367)
Interest expense, net	272	3,434	450	6,062
Income taxes	(313)	884	(926)	558
Depreciation and amortization	5,767	7,172	11,545	14,120
Stock-based compensation	1,483	1,710	2,674	3,453
Change in fair value of earnout receivable	—	2,870	—	(784)
Contingent purchase compensation expense	—	138	—	213
Foreign currency impact and other	59	254	698	(162)
Acquisition and due diligence costs	—	588	85	856
Restructuring expense	4,520	—	4,520	—
Severance and executive transition costs	—	1,035	362	1,500
Other items (1)	415	—	415	1,014
Non-GAAP net loss	$(9,957)	$(8,407)	$(21,845)	$(19,537)

(1)Other items represent other expenses that are not indicative of our ongoing operations, which, for the three and six months ended June 30, 2026 primarily comprised of professional fees and for the six months ended June 30, 2025 comprised of fees paid to the lenders in connection with the limited consent to the Company’s Credit Agreement.
The following table provides a reconciliation of gross profit to Non-GAAP gross profit and gross margin to Non-GAAP gross margin:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Revenue	$24,263	$23,193	$44,522	$45,656
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	8,808	6,352	15,358	14,186
Depreciation and amortization related to cost of revenue	1,270	1,191	2,550	2,106
GAAP gross profit	14,185	15,650	26,614	29,364
Depreciation and amortization related to cost of revenue	1,270	1,191	2,550	2,106
Non-GAAP gross profit	$15,455	$16,841	$29,164	$31,470
GAAP gross margin	58.5%	67.5%	59.8%	64.3%
Non-GAAP gross margin	63.7%	72.6%	65.5%	68.9%
GAAP gross profit of $14.2 million and $26.6 million for the three and six months ended June 30, 2026, respectively, decreased $1.5 million and $2.8 million, respectively, or 9.4% and 9.4%, respectively, as compared to the three and six months ended June 30, 2025 primarily due to an increase in cost of revenue. GAAP gross margin of 58.5% and 59.8% for the three and six months ended June 30, 2026, respectively, decreased 901 basis points and 454 basis points, respectively, as compared to the three and six months ended June 30, 2025 as a result of year-over-year declines in higher gross margin revenue from consumption-based revenue.
Non-GAAP gross profit of $15.5 million and $29.2 million for the three and six months ended June 30, 2026, respectively, decreased $1.4 million and $2.3 million, respectively, or 8.2% and 7.3%, respectively, as compared to the three and six months ended June 30, 2025 primarily due to an increase in cost of revenue. Non-GAAP gross margin of 63.7% and 65.5% for the three and six months ended June 30, 2026, respectively, decreased 891 basis points and 342 basis points, respectively, as compared to the three and six months ended June 30, 2025 as a result of year-over-year declines in higher gross margin revenue from consumption-based revenue.
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

	Quarter Ended
	June 30, 2025	September 30, 2025	December 31, 2025	March 31, 2026	June 30, 2026
Total Software Products & Services Customers(1)	3,066	3,021	2,978	2,897	2,829
Annual Recurring Revenue (SaaS) (in 000's)(2)	$50,910	$50,010	$46,499	$47,423	$43,245
Annual Recurring Revenue (Consumption) (in 000's)(3)	$10,957	$13,930	$16,207	$16,797	$18,757
Total New Bookings (in 000's)(4)	$14,965	$19,042	$16,654	$15,988	$13,949
Gross Revenue Retention(5)	> 90%	> 90%	> 90%	> 90%	> 90%

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

Results of Operations
The following tables set forth our results of operations for the three and six months ended June 30, 2026 and 2025, in dollars and as a percentage of our revenue for those periods. The period-to-period comparisons of our historical results are not necessarily indicative of the results that may be expected in the future.

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Revenue	$24,263	$23,193	$44,522	$45,656
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	8,808	6,352	15,358	14,186
Sales and marketing	10,298	11,096	20,951	21,201
Research and development	5,871	4,932	11,624	10,138
Restructuring expense	4,520	—	4,520	—
General and administrative	11,135	12,653	22,083	26,657
Depreciation and amortization	5,767	7,172	11,545	14,120
Total operating expenses	46,399	42,205	86,081	86,302
Operating loss	(22,136)	(19,012)	(41,559)	(40,646)
Interest expense, net	272	3,434	450	6,062
Other expense (income), net	65	3,162	585	(899)
Loss before income taxes	(22,473)	(25,608)	(42,594)	(45,809)
Income taxes	(313)	884	(926)	558
Net loss	$(22,160)	$(26,492)	$(41,668)	$(46,367)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	36.3%	27.4%	34.5%	31.1%
Sales and marketing	42.4%	47.8%	47.1%	46.4%
Research and development	24.2%	21.3%	26.1%	22.2%
Restructuring expense	18.6%	—%	10.2%	—%
General and administrative	45.9%	54.6%	49.6%	58.4%
Depreciation and amortization	23.8%	30.9%	25.9%	30.9%
Total operating expenses	191.2%	182.0%	193.3%	189.0%
Operating loss	(91.2)%	(82.0)%	(93.3)%	(89.0)%
Interest expense, net	1.1%	14.8%	1.0%	13.3%
Other expense (income), net	0.3%	13.6%	1.3%	(2.0)%
Loss before income taxes	(92.6)%	(110.4)%	(95.7)%	(100.3)%
Income taxes	(1.3)%	3.8%	(2.1)%	1.2%
Net loss	(91.3)%	(114.2)%	(93.6)%	(101.6)%
Comparison of the Three and Six Months Ended June 30, 2026 and 2025

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
Managed Services consists of revenues generated from content licensing customers, representation services, and, to a lesser extent, advertising customers and related services.

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Software Products & Services	$16,725	$16,649	$30,540	$31,132

Managed Services:
Representation Services	2,082	1,529	4,058	4,301
Licensing	5,456	5,015	9,924	10,223
Total Managed Services	7,538	6,544	13,982	14,524

Total revenue	$24,263	$23,193	$44,522	$45,656

Software Products & Services revenue increased $0.1 million, or 0.5%, in the three months ended June 30, 2026 compared to the corresponding prior-year period primarily due to an increase in revenue generated from our aiWARE solutions, offset by a decrease in Veritone hire solutions.

Managed Services revenue increased $1.0 million, or 15.2%, in the three months ended June 30, 2026 compared to the corresponding prior-year period driven by an increase of $0.6 million in representation services led by VeriAds in addition to a $0.4 million improvement in content licensing.

Software Products & Services revenue decreased $0.6 million, or 1.9%, in the six months ended June 30, 2026 compared to the corresponding prior-year period primarily due to a decline in revenue generated from our Talent Acquisition solutions.

Managed Services revenue decreased $0.5 million, or 3.7%, in the six months ended June 30, 2026 compared to the corresponding prior-year period driven by a $0.2 million decrease in representation services driven by lower influencer based advertising revenue as a result of the more challenging macro environment, along with a $0.3 million decrease in content licensing.
Cost of Revenue (Exclusive of Depreciation and Amortization)
Cost of revenue, exclusive of depreciation and amortization, increased $2.5 million, or approximately 38.7%, from $6.4 million for the three months ended June 30, 2025 to $8.8 million for the three months ended June 30, 2026. Cost of revenue, exclusive of depreciation and amortization, as a percentage of revenue increased from 27.4% for the three months ended June 30, 2025 to 36.3% for the three months ended June 30, 2026.
The $2.5 million increase was primarily due to a higher mix of lower margin revenue, including VDR. During the three months ended June 30, 2026, Software Products & Services products accounted for 68.9% of revenues compared to 71.8% in the prior year period.
Cost of revenue, exclusive of depreciation and amortization, increased $1.2 million, or approximately 8.3%, from $14.2 million for the six months ended June 30, 2025 to $15.4 million for the six months ended June 30, 2026. Cost of revenue, exclusive of depreciation and amortization, as percentage of revenue increased from 31.1% for the six months ended June 30, 2025 to 34.5% for the six months ended June 30, 2026.

The $1.2 million increase was primarily due to a higher mix of lower margin revenue, including VeriAds. During the six months ended June 30, 2026, Software Products & Services products accounted for 68.6% of revenues compared to 68.2% in the prior year period.
Sales and Marketing
Sales and marketing expenses decreased $0.8 million, or approximately 7.2%, from $11.1 million for the three months ended June 30, 2025 to $10.3 million for the three months ended June 30, 2026. Sales and marketing expenses as a percentage of revenue decreased from 47.8% for the three months ended June 30, 2025 to 42.4% for the three months ended June 30, 2026.
The $0.8 million decrease was primarily due to decreases in personnel-related costs and a decrease in advertising expense.
Sales and marketing expenses decreased $0.3 million, or approximately 1.2%, from $21.2 million for the six months ended June 30, 2025 to $21.0 million for the six months ended June 30, 2026. Sales and marketing expenses as a percentage of revenue increased from 46.4% for the six months ended June 30, 2025 to 47.1% for the six months ended June 30, 2026.
The $0.3 million decrease was primarily due to a decrease in advertising expense.
Research and Development
Research and development expenses increased $0.9 million, or approximately 19.0%, from $4.9 million for the three months ended June 30, 2025 to $5.9 million for the three months ended June 30, 2026. Research and development expenses as a percentage of revenue increased from 21.3% for the three months ended June 30, 2025 to 24.2% for the three months ended June 30, 2026.
The $0.9 million increase was primarily due to increases in platform costs, additional personnel-related costs and an increase in outside consulting services.
Research and development expenses increased $1.5 million, or approximately 14.7%, from $10.1 million for the six months ended June 30, 2025 to $11.6 million for the six months ended June 30, 2026. Research and development expenses as a percentage of revenue increased from 22.2% for the six months ended June 30, 2025 to 26.1% for the six months ended June 30, 2026.
The $1.5 million increase was primarily due to increases in platform costs, additional personnel-related costs, and an increase in outside consulting services.
General and Administrative
General and administrative expenses decreased $1.5 million, or approximately 12.0%, from $12.7 million for the three months ended June 30, 2025 to $11.1 million for the three months ended June 30, 2026. General and administrative expenses as a percentage of revenue decreased from 54.6% for the three months ended June 30, 2025 to 45.9% for the three months ended June 30, 2026.
The $1.5 million decrease was primarily due to decreases in personnel-related costs resulting from various cost reduction initiatives enacted, including decreased stock compensation cost.
General and administrative expenses decreased $4.6 million, or approximately 17.2%, from $26.7 million for the six months ended June 30, 2025 to $22.1 million for the six months ended June 30, 2026. General and administrative expenses as a percentage of revenue decreased from 58.4% for the six months ended June 30, 2025 to 49.6% for the six months ended June 30, 2026.
The $4.6 million decrease was primarily due to decreases in personnel-related costs resulting from various cost reduction initiatives enacted, reduction in debt related expenses and lower third party professional services.
Restructuring Expenses
Restructuring expenses were $4.52 million for the three and six months ended June 30, 2026 as a result of the restructuring plan initiated in June 2026 which is principally comprised of severance and transition expenses associated with planned reductions in employees.

Depreciation and Amortization
Depreciation and amortization expenses decreased $1.4 million, or approximately 19.6%, from $7.2 million for the three months ended June 30, 2025 to $5.8 million for the three months ended June 30, 2026. Depreciation and amortization expenses as a percentage of revenue decreased from 30.9% for the three months ended June 30, 2025 to 23.8% for the three months ended June 30, 2026.
The $1.4 million decrease was primarily due to an increase in assets becoming fully depreciated compared to the prior year.
Depreciation and amortization expenses decreased $2.6 million or approximately 18.2% to $11.5 million from $14.1 million for the six months ended June 30, 2026 and 2025. Depreciation and amortization expenses as a percentage of revenue decreased from 30.9% for the six months ended June 30, 2025 to 25.9% for the six months ended June 30, 2026. The decrease was primarily due to an increase in assets becoming fully depreciated compared to the prior year.
Interest Expense, Net
Interest expense, net decreased $3.2 million, or approximately 92.1%, from $3.4 million for the three months ended June 30, 2025 to $0.3 million for the three months ended June 30, 2026.
The $3.2 million decrease was primarily due to a decrease in interest expense resulting from the repayment in full of our senior secured term loan in November 2025 and the partial repayment of our Convertible Notes in November 2025.
Interest expense, net decreased $5.6 million, or approximately 92.6%, from $6.1 million for the six months ended June 30, 2025 to $0.5 million for the six months ended June 30, 2026.
The $5.6 million decrease was primarily due to a decrease in interest expense was primarily due to the repayment in full of our senior secured term loan in November 2025 along with the partial repayment of our Convertible Notes in November 2025.
Other Expense (Income), Net
The $0.1 million of other expense, net for the three months ended June 30, 2026 primarily consisted of foreign currency impact. The $3.2 million of other expense, net for the three months ended June 30, 2025 primarily consisted of a $2.9 million loss on revaluation of the Veritone One earnout receivable.
The $0.6 million of other expense, net for the six months ended June 30, 2026 primarily consisted of foreign currency impact. The $0.9 million of other income, net for the six months ended June 30, 2025 primarily consisted of a $0.8 million gain on revaluation of the Veritone One earnout receivable.
Liquidity and Capital Resources
We have historically generated negative cash flows from operations and have primarily financed our operations through the sale of equity securities and debt. As of June 30, 2026, we had cash and cash equivalents of $12.4 million.
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

As of June 30, 2026, we had cash and cash equivalents of $12.4 million, working capital deficit of $53.1 million and accounts receivable, net of $28.0 million, and the amount outstanding under our debt obligations was $45.5 million, net of unamortized discount cost, all of which related to the Convertible Notes. Additionally, for the six months ended June 30, 2026, net loss was $41.7 million and net cash used in operating activities was $22.1 million. Our ability to continue as a going concern is dependent on our ability to generate significant cash flows, obtain sufficient proceeds from any future offerings of securities, and/or obtain alternative financing prior to the maturity of the Convertible Notes in November 2026. We expect operating losses to continue in the foreseeable future as we continue to invest in growing our business. To alleviate these conditions, management is actively engaged in discussions to obtain alternative financing prior to the maturity of the Convertible Notes in November 2026. However, there can be no assurance that we will be able to obtain alternative financing as it is ultimately outside of our control. In addition, we have the ability to offer and sell shares of our common stock having an aggregate offering price of up to $50.0 million in an “at-the-market” equity offering program (the “2026 ATM Program”) pursuant to the sales agreement dated May 21, 2026, by and between us, UBS Securities LLC, Needham & Company, LLC and Craig-Hallum Capital Group LLC (the “May 2026 Sales Agreement”), under the 2026 ATM Program, which may provide additional liquidity. Our ability to sell shares under the 2026 ATM Program is subject to market conditions and there can be no assurance as to the amount of proceeds, if any, we may raise thereunder.
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
Cash Flows
A summary of cash flows from our operating, investing, and financing activities is shown in the table below (in thousands):

	Six Months Ended
	June 30, 2026	June 30, 2025
Net cash used in operating activities	(22,126)	(25,277)
Net cash used in investing activities	(2,029)	(2,311)
Net cash provided by financing activities	8,861	25,259
Effect of exchange rates on cash, cash equivalents, and restricted cash	293	(1,133)
Net change in cash, cash equivalents, and restricted cash	(15,001)	(3,462)
Operating Activities
Cash used in operating activities for the six months ended June 30, 2026 was $22.1 million, a decrease of $3.2 million from the six months ended June 30, 2025 of $25.3 million. The decrease was primarily due to a $4.7 million decrease in the change in net loss, a decrease of $7.1 million in changes in non-cash items and a $5.6 million favorable change in operating assets and liabilities. The changes in non-cash and reconciling items including change in fair value of earnout receivable and deferred income taxes, partially offset by unfavorable changes in non-cash and reconciling items including stock-based compensation, provision for credit losses, reduction in carrying amount of operating lease right-of-use assets, barter income and non-cash interest expense. The $5.6 million of favorable changes in operating assets and liabilities was primarily driven by favorable changes in prepaid expenses and other current assets, accrued expenses and other current liabilities, partially offset by unfavorable changes in accounts receivable accounts payable and deferred revenue, other assets, and other non-current liabilities.

Investing Activities
Net cash used in investing activities was $2.0 million for the six months ended June 30, 2026, a decrease of $0.3 million from $2.3 million for the six months ended June 30, 2025. The decrease was due to a $0.3 million decrease in capital expenditures.
Financing Activities
Net cash provided by financing activities was $8.9 million for the six months ended June 30, 2026, an unfavorable change of $16.4 million as compared to net cash provided by financing activities of $25.3 million for the six months ended June 30, 2025. The decrease was primarily due to a $20.1 million decrease in proceeds from issuance of common stock and pre-funded warrants under our registered direct offerings in January 2025 and June 2025 and sales under our at-the-market offering, net of offering costs partially offset by a $3.9 million decrease in repayment of our senior secured term loan.
Contractual Obligations and Known Future Cash Requirements
As of June 30, 2026, our debt obligations are solely comprised of $45.6 million aggregate principal amount outstanding of our Convertible Notes that mature in November 2026. For a further discussion on our Convertible Notes, see Note 5, Debt, to our financial statements included in this Quarterly Report on Form 10-Q.
As of June 30, 2026, we have no other present agreements or commitments with respect to any material acquisitions of businesses or technologies or any other material capital expenditures.
As of June 30, 2026, we have recorded $2.6 million of gross liability for uncertain tax positions, including interest and penalties. Based upon the information available and possible outcomes, we cannot reasonably estimate the amount and period in which the liability might be paid.
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

Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2026. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to enable timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms promulgated by the SEC. Our management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and there is no assurance that our disclosure controls and procedures will operate effectively under all circumstances. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2026, our disclosure controls and procedures were not effective at the reasonable assurance level due to the following material weaknesses in internal control over financial reporting.
Material Weaknesses in Internal Control over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
During the preparation of our Form 10-K for the year ended December 31, 2025, management identified a material weakness in internal control over financial reporting relating to revenue recognition, specifically as it relates to the determination of the appropriate accounting for non-routine revenue transactions. This material weakness was not remediated as of June 30, 2026 and could have resulted in a material misstatement to our interim condensed consolidated financial statements that would not be prevented or detected on a timely basis.
During the preparation of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, management identified a material weakness in internal control over financial reporting relating to a lack of an effective information and communication process that identified and assessed the source of and controls necessary to ensure the reliability of information used in financial reporting and for providing information required for effective activity level controls. This material weakness was not remediated as of June 30, 2026 and could have resulted in a material misstatement to our interim condensed consolidated financial statements that would not be prevented or detected on a timely basis.
During the preparation of our Annual Report on Form 10-K for the fiscal years ended December 31, 2023 and 2022, management identified the following material weaknesses in internal control over financial reporting, which still exist as of June 30, 2026:
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
Related to the findings above, management concluded that during the year ended December 31, 2023, we did not maintain appropriately designed entity-level controls impacting the control environment or monitoring controls to prevent or detect material misstatements to the consolidated financial statements. Specifically, these deficiencies were attributed to (i) a lack of a sufficient number of qualified resources to perform control activities and (ii) insufficient risk assessment and monitoring activities as a result of untimely or ineffective identification of internal control risks to properly design, test, implement and assess effective internal controls over financial reporting. This material weakness has not been remediated as of June 30, 2026.

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
Changes in Internal Control over Financial Reporting
While management continues to make progress on its remediation efforts, other than the remediation efforts described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings.
The discussion of legal matters under this section entitled "Legal Proceedings" is incorporated by reference from Note 10, Leases, Commitments, and Contingencies, of our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report.
The pending lawsuits described in Note 10, Leases, Commitments, and Contingencies, of our unaudited interim consolidated financial statements and any other related lawsuits are subject to inherent uncertainties, and the actual defense and disposition costs will depend upon many unknown factors. The outcomes of the pending lawsuits and any other related lawsuits are necessarily uncertain. We could be forced to expend significant resources in the defense of the pending lawsuits and any additional lawsuits, and we may not prevail. In addition, we may incur substantial legal fees and costs in connection with such lawsuits. We currently are not able to estimate the possible cost to us from these matters, and we cannot be certain how long it may take to resolve the pending lawsuits or the possible amount of any damages that we may be required to pay. Such amounts could be material to our financial statements if we do not prevail in the defense of the pending lawsuits and any other related lawsuits, or even if we do prevail. We have not established any reserve for any potential liability relating to the pending lawsuits and any other related lawsuits. It is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages.
Item 1A.    Risk Factors.
Risks affecting our business are discussed in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 10-K”). Except as set forth below, there have been no material changes to our risk factors as previously disclosed in our 2025 10-K. The risk factors set forth below update, and should be read together with, the risk factors disclosed in the 2025 10-K.
Our June 2026 restructuring plan may not achieve its intended cost savings and may adversely affect our business.
In June 2026, we made the decision to implement a restructuring plan (the “Expense Reduction Plan”) that includes a reduction of our workforce by at least 25% of our employee count as of March 31, 2026, together with reductions in certain third-party operating costs. The first phase of the Expense Reduction Plan has been completed. We are targeting additional cost reductions by year-end 2026, representing total annualized operating expense reductions of approximately 15% to 20%, with further reductions planned for 2027. We may not realize, in full or in part, the anticipated cost savings, operating efficiencies or other benefits of the Expense Reduction Plan within the expected timeframe or at all, and have incurred charges, including severance and other termination-related costs, in connection with the Expense Reduction Plan. The Expense Reduction Plan may be disruptive to our operations, including through the loss of institutional knowledge, the attrition of employees beyond our intended reductions, the diversion of management’s attention, and adverse effects on our ability to attract and retain qualified personnel and on employee morale and productivity. In addition, the reductions could impair our ability to execute on our growth initiatives, including in VDR and the Public Sector, or to respond to new business opportunities. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.
Future issuances and sales of our common stock, including under our at-the-market program, our equity incentive plans and upon conversion of our Convertible Notes, will dilute our stockholders and may depress the market price of our common stock.
We have historically financed our operations in part through the sale of equity securities, and we expect to continue to require additional capital. In May 2026, we entered into the May 2026 Sales Agreement, under which we may offer and sell shares of our common stock having an aggregate offering price of up to $50.0 million from time to time in “at-the-market” offerings. Sales under this program are made at prevailing market prices, which have declined significantly, and as a result we may be required to issue a substantial number of shares to raise our desired amount of capital. In addition, on July 7, 2026, our stockholders approved an amendment to our certificate of incorporation increasing our authorized shares of common stock from 150,000,000 to 225,000,000 shares, approved the Second Amended and Restated 2023 Equity Incentive Plan, which increased the number of shares authorized for issuance thereunder by 3,000,000 shares, and approved time-based and performance-based restricted stock unit awards to our Chief Executive Officer. The issuance of shares under our at-the-market program, upon settlement or exercise of outstanding equity awards and warrants, upon conversion of our Convertible Notes, and in connection with any future financings or acquisitions, will dilute the ownership interests of our existing stockholders. These issuances or sales, or the perception that they may occur, could cause the market price of our common stock to decline. Because of our need for additional capital and the current market price of our common stock, any such financings may be significantly dilutive and may be on terms unfavorable to us and to our existing stockholders.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
None.
Item 6.    Exhibits.
(a)Exhibit Index:

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date
3.1	Fourth Amended and Restated Certificate of Incorporation of the Registrant	8-K	3.1	6/16/2025
3.2	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation of the Registrant	8-K	3.1	7/10/2026
3.3	Amended and Restated Bylaws of the Registrant	8-K	3.2	5/23/2017
10.1	Veritone, Inc. Second Amended and Restated 2023 Equity Incentive Plan	8-K	10.1	7/10/2026
10.2*#	Form of RSU Award Agreement for Time-Based Awards, between the Registrant and Ryan Steelberg, dated July 14, 2026.
10.3*#	Form of RSU Award Agreement for Performance Awards, between the Registrant and Ryan Steelberg, dated July 14, 2026.
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a–14(a) or 15d–14(a) of the Exchange Act
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a–14(a) or 15d–14(a) of the Exchange Act
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S. Section 1350
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
Date: August 13, 2026